Form 10-Q
period 1996-06-30
AFTERMARKET TECHNOLOGY CORP
filed 1996-08-14
CIK 933405

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q
                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED  JUNE 30, 1996         Commission File Number  33-86838-01


                             AFTERMARKET TECHNOLOGY CORP.
                (Exact Name of Registrant as Specified in its Charter)



         DELAWARE                                        95-4486486
(State of other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


          Registrant's telephone number, including area code: (206) 838-0346



                                      NO CHANGE
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

              Common Stock                            1,000 Shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             AFTERMARKET TECHNOLOGY CORP.

                                      FORM 10-Q


                                  TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------
PART I        Financial Information

    Item 1    Financial Statements:

              Consolidated Balance Sheets as of June 30, 1996
              (unaudited) and December 31, 1995 ....................       3

              Consolidated Statements of Income (unaudited)
              for the Three and Six Months Ended June 30,
              1996 and 1995 ........................................       4

              Consolidated Statements of Cash Flows (unaudited) for
              the Six Months Ended June 30, 1996 and 1995 ..........       5

              Notes to Consolidated Financial Statements ...........       6

    Item 2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..................       8

PART II       Other Information

    Item 6.   Exhibits and Reports on Form 8-K .....................      13

              Signatures ...........................................      14



Note: Items 1 - 5 of Part II are omitted because they are not applicable.

                             AFTERMARKET TECHNOLOGY CORP.
                             CONSOLIDATED BALANCE SHEETS



                                                           June 30,     December 31,
                                                             1996           1995
                                                         ------------   ------------
                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                            $   9,905,284  $   8,749,805
   Accounts receivable, net                                36,084,458     32,965,874
   Inventories                                             50,577,197     43,064,712
   Prepaid and other assets                                 2,475,438      2,032,671
   Deferred tax assets                                      2,618,490      2,267,000
                                                        -------------  -------------
      Total current assets                                101,660,867     89,080,062
Equipment and leasehold improvements:
   Machinery and equipment                                  9,453,753      7,187,840
   Autos and trucks                                         1,703,540      1,503,760
   Furniture and fixtures                                   1,128,105        858,070
   Leasehold improvements                                   3,694,378      2,860,711
                                                        -------------  -------------
                                                           15,979,776     12,410,381
   Less accumulated depreciation and amortization          (2,428,761)    (1,625,917)
                                                        -------------  -------------
                                                           13,551,015     10,784,464

Debt issuance costs, net                                    6,747,468      7,162,690
Cost in excess of net assets acquired, net                141,154,081    140,652,620
Other assets                                                  392,286        245,897
                                                        -------------  -------------
        Total assets                                    $ 263,505,717  $ 247,925,733
                                                        -------------  -------------
                                                        -------------  -------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                                     $  18,431,989  $  12,851,575
   Accrued payroll and related costs                        3,038,677      2,094,237
   Accrued interest payable                                 8,164,383      8,097,647
   Other accrued expenses                                   3,220,759      3,170,162
   Bank lines of credit                                     2,188,851        811,067
   Income taxes payable                                       453,968      1,912,116
   Due to related parties                                     100,000        100,000
   Due to former stockholders                                  36,734         36,734
                                                        -------------  -------------
Total current liabilities                                  35,635,361     29,073,538

Series B and D Senior Subordinated Notes                  162,113,559    162,245,762
Deferred tax liabilities                                    4,336,207      3,478,000
Stockholder's equity:
     Common stock, $.01 par value; 5,000,000 shares
       authorized; 1,000 shares issued and outstanding             10             10
     Additional paid-in capital                            39,999,990     39,999,990
     Retained earnings                                     21,393,380     13,103,433
     Cumulative translation adjustment                         27,210         25,000
                                                        -------------  -------------
                                                           61,420,590     53,128,433
                                                        -------------  -------------
        Total liabilities and stockholder's equity      $ 263,505,717  $ 247,925,733
                                                        -------------  -------------
                                                        -------------  -------------




                               See accompanying notes.

                                             AFTERMARKET TECHNOLOGY CORP.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                             Three Months Ended June 30,             Six Months Ended June 30,
                                              1996                1995               1996                 1995
                                         -------------       -------------       -------------       -------------
Net sales                                $  66,872,798       $  45,094,197       $ 131,019,316       $  85,731,868
Cost of sales                              (41,809,554)        (27,027,798)        (80,168,576)        (51,997,748)
                                         -------------       -------------       -------------       -------------
Gross profit                                25,063,244          18,066,399          50,850,740          33,734,120

Selling, general and
    administration expense                 (12,663,140)         (9,115,350)        (25,125,707)        (17,149,056)
Amortization of intangible assets             (933,126)           (774,618)         (1,848,781)         (1,494,760)
                                         -------------       -------------       -------------       -------------

Income from operations                      11,466,978           8,176,431         23,876,252           15,090,304

Interest and other income                      175,371             287,490             397,451             486,446
Interest expense                            (5,113,743)         (4,192,038)        (10,177,918)         (7,958,602)
                                         -------------       -------------       -------------       -------------

Income before income taxes                   6,528,606           4,271,883          14,095,785           7,618,148
Provision for income taxes                  (2,637,422)         (1,347,632)         (5,805,838)         (2,740,632)
                                         -------------       -------------       -------------       -------------

Net income                               $   3,891,184       $   2,924,251       $   8,289,947       $   4,877,516
                                         -------------       -------------       -------------       -------------
                                         -------------       -------------       -------------       -------------




                               See accompanying notes.

                             AFTERMARKET TECHNOLOGY CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                              Six Months Ended June 30,
                                                             1996                 1995
                                                         ------------        ------------
OPERATING ACTIVITIES:
Net Income                                               $  8,289,947        $  4,877,516
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                           2,738,773           2,050,847
    Amortization of debt issuance costs                       415,222             310,312
    Increase in allowance for
      losses on accounts receivable                           127,080             385,861
    Loss on sale of equipment                                  27,206                   -
    Increase in net deferred tax liabilities                  484,717           1,095,541
    Changes in operating assets and liabilities:
         Accounts receivable                               (2,315,982)         (1,750,184)
         Inventories                                       (6,451,298)         (4,701,089)
         Prepaid and other assets                            (570,628)         (1,318,421)
         Accounts payable and accrued expenses              4,650,798           2,268,989
                                                         ------------        ------------
Net cash provided by operating activities                   7,395,835           3,219,372

INVESTING ACTIVITIES:
Purchases of equipment                                     (3,540,856)         (1,950,783)
Acquisition of companies, net of cash acquired             (4,106,970)        (30,903,737)
Proceeds from sale of fixed assets                             29,686               1,861
                                                         ------------        ------------
Net cash used in investing activities                      (7,618,140)        (32,852,659)

FINANCING ACTIVITIES:
Issuance of senior subordinated notes                               -          42,400,000
Borrowings (payments) on revolving bank lines, net          1,377,784          (1,325,567)
Payment of debt issuance costs                                      -          (1,788,481)
Payments on amounts due former stockholders                         -          (4,083,834)
                                                         ------------        ------------
Net cash provided by financing activities                   1,377,784          35,202,118

                                                         ------------        ------------
Increase in cash and cash equivalents                       1,155,479           5,568,831

Cash and cash equivalents at beginning of period            8,749,805           9,421,577
                                                         ------------        ------------
Cash and cash equivalents at end of period               $  9,905,284        $ 14,990,408
                                                         ------------        ------------
                                                         ------------        ------------

Cash paid during the period for:
    Interest                                             $  9,675,975        $  7,233,720
    Income taxes                                         $  6,305,846        $  1,823,627



                               See accompanying notes.

                             AFTERMARKET TECHNOLOGY CORP.

                      Notes to Consolidated Financial Statements


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2:  INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market:

                                         June 30, 1996       December 31, 1995
                                         -------------       -----------------
    Raw materials........................$ 25,764,590           $ 19,015,530
    Work-in-process......................   1,086,027              1,394,479
    Finished goods.......................  23,726,580             22,654,703
                                           ----------             ----------
                                         $ 50,577,197           $ 43,064,712
                                         ------------           ------------
                                         ------------           ------------

The increase in raw materials is primarily a result of inventory build-ups required to meet increased production levels of remanufactured transmissions and engines associated with additional product applications, new and expanded production facilities, and seasonal demand fluctuations.


NOTE 3:  ACQUISITIONS

The Company acquired Component Remanufacturing Specialists, Inc. ("CRS"), Mascot Truck Parts Inc. ("Mascot") and King-O-Matic Industries Ltd. ("King-O-Matic") on June 1, June 9, and September 12 of 1995, respectively, for a total purchase price of approximately $42.8 million. The Company issued $40 million of principal amount of

12% Senior Subordinated Notes due 2004 concurrent with the acquisition of CRS, the proceeds of which financed the acquisitions. In addition, on April 2, 1996, the Company acquired Tranzparts, Inc. ("Tranzparts") for approximately $4.1 million in cash.

The acquisitions have been accounted for as purchases. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value.

The consolidated financial statements include the operating results of each business from the date of acquisition. The following pro forma information gives effect to the 1995 acquisitions and the acquisition of Tranzparts as if such acquisitions occurred on January 1, 1995. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisitions, additional depreciation based on the fair market values of the property, plant and equipment acquired, and amortization of intangibles arising from the transactions. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on January 1, 1995.

                   Three Months Ended June 30,        Six Months Ended June 30,
                   --------------------------         ------------------------
                      1996            1995               1996           1995
                      ----            ----               ----           ----
                        (in thousands)                      (in thousands)
    Net sales......$ 66,873       $  54,581           $ 133,058      $ 107,351
    Net income.....$  3,893       $   2,618           $   8,365      $   5,100

                             AFTERMARKET TECHNOLOGY CORP.

                  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1995.

Net Sales

Total net sales increased $21.8 million or 48.3%, from $45.1 million for the three month period ended June 30, 1995 to $66.9 million for the three month period ended June 30, 1996. Of this increase, $10.0 million was due to internal growth and $11.8 million was due to the incremental net sales generated by the companies acquired in 1995 and 1996, including CRS, Mascot, King-O-Matic and Tranzparts, which were acquired on June 1, June 9, and September 12 of 1995, and April 2, 1996, respectively.

The internal growth was generated primarily from increased sales volumes with existing Original Equipment Manufacturer ("OEM") customers, the incremental sales from five new distribution centers opened during the second half of 1995, increased sales through existing distribution centers and increased sales volumes with existing retail customers.

Net sales to the Mopar Parts Division of Chrysler Corporation ("Chrysler") for the three month period ended June 30, 1996 represented 36.8% of the Company's total net sales for the period as compared with 36.1% for the three month period ended June 30, 1995.

Gross Profit

Gross profit as a percentage of net sales decreased from 40.1% for the three month period ended June 30, 1995 to 37.5% for the three month period ended June 30, 1996. The decrease in margin was related primarily to the start-up activities of the Company's new plant in Joplin, Missouri and the expansion of capacity at the Company's plant in Springfield, Missouri needed to support future sales growth to retail and OEM customers. To a lesser degree, gross profit was also adversely impacted by certain non-recurring unfavorable cost variances relating to the reorganization of the Company's largest independent aftermarket production facility in Rancho Cucamonga, California.

Selling, General and Administrative Expenses

As a result of an increase in revenues, selling, general and administrative expenses ("SG&A") decreased as a percentage of net sales from 20.2% for the three month period ended June 30, 1995 to 18.9% for the three month period ended June 30, 1996. However, SG&A increased in absolute dollars from $9.1 million for the three month period ended June 30, 1995 to $12.7 million for the three month period ended June 30, 1996, representing an increase of $3.6 million or 39.6%. The increase in SG&A was due largely to the ongoing incremental SG&A expenses of CRS, Mascot, King-O-Matic and Tranzparts. Other significant factors contributing to the increase in SG&A include the ongoing incremental expenses associated with the five new distribution centers opened during the second half of 1995, and certain initial start-up expenses incurred in connection with the Company's new plant in Joplin, Missouri and its new rebuild kit packaging and distribution facility in Memphis, Tennessee.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.2 million for the three month period ended June 30, 1996 as compared to the three month period ended June 30, 1995 reflecting the increase in intangible assets that occurred as a result of the acquisitions of CRS, Mascot, King-O-Matic and Tranzparts.

Income from Operations

Principally as a result of the factors described above, income from operations increased from $8.2 million for the three month period ended June 30, 1995 to $11.5 million for the three month period ended June 30, 1996.

Interest Expense

Interest expense increased $0.9 million from $4.2 million for the three month period ended June 30, 1995 to $5.1 million for the three month period ended June 30, 1996. The increase in interest expense was due to the interest on the Series D Senior Subordinated Notes (the "Series D Notes") which were used to finance the acquisitions of CRS, Mascot and King-O-Matic, and the related amortization of debt issuance costs. The Series D Notes were issued on June 1, 1995 and therefore were only outstanding for one month during the three months ended June 30, 1995.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1995.

Net Sales

Total net sales increased $45.3 million or 52.9%, from $85.7 million for the six month period ended June 30, 1995 to $131.0 million for the six month period ended June 30, 1996. Of this increase, $21.2 million was due to internal growth and $24.1 million was due to the incremental net sales generated by the companies acquired in 1995 and 1996, including CRS, Mascot, King-O-Matic and Tranzparts which were acquired on June 1, June 9, September 12 of 1995, and April 2, 1996, respectively.

The internal growth was generated primarily from increased sales volumes with existing OEM customers, the incremental sales from five new distribution centers opened during the second half of 1995, increased sales volumes through existing distribution centers and increased sales volumes with existing retail customers.

Net sales to Chrysler for the six month period ended June 30, 1996 represented 36.9% of the Company's total net sales for the period as compared with 38.4% for the six month period ended June 30, 1995.

Gross Profit

Gross profit as a percentage of net sales decreased from 39.3% for the six month period ended June 30, 1995 to 38.8% for the six month period ended June 30, 1996. The decrease in margin was related primarily to the start-up activities of the Company's new plant in Joplin, Missouri and the expansion of capacity at the Company's plant in Springfield, Missouri needed to support future sales growth to retail and OEM customers. To a lesser degree, gross profit was also adversely impacted by certain unfavorable cost variances relating to the relocation and reorganization of its largest independent aftermarket production facility from Azusa, California to Rancho Cucamonga, California.

Selling, General and Administrative Expenses

As a result of an increase in revenues, SG&A decreased as a percentage of net sales from 20.0% for the six month period ended June 30, 1995 to 19.2% for the six month period ended June 30, 1996. However, SG&A increased in absolute dollars from $17.1 million for the six month period ended June 30, 1995 to $25.1 million for the six month period ended June 30, 1996, representing an increase of $8.0 million or 46.8%. The increase in SG&A was due largely to the ongoing incremental SG&A expenses of CRS, Mascot, King-O-Matic and Tranzparts. Other significant factors contributing to the increase in SG&A include the ongoing incremental expenses associated with the five new distribution centers opened during the second half of 1995, and certain initial start-up expenses incurred in connection with the Company's new plant in Joplin, Missouri and its new rebuild kit packaging and distribution facility in Memphis, Tennessee.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.3 million for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995 reflecting the increase in intangible assets that occurred as a result of the acquisitions of CRS, Mascot, King-O-Matic and Tranzparts.

Income from Operations

Principally as a result of the factors described above, income from operations increased from $15.1 million for the six month period ended June 30, 1995 to $23.9 million for the six month period ended June 30, 1996.

Interest Expense

Interest expense increased $2.2 million from $8.0 million for the six month period ended June 30, 1995 to $10.2 million for the six month period ended June 30, 1996. The increase in interest expense was due to the interest on the Series D Notes which were used to finance the acquisitions of CRS, Mascot and King-O-Matic, and the related amortization of debt issuance costs. The Series D Notes were issued on June 1, 1995 and therefore were only outstanding for one month during the six month period ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents on hand of $9.9 million at June 30, 1996, representing an increase in net cash of $1.2 million for the six months then ended. Net cash provided by operating activities was $7.4 million for the six months ended June 30, 1996. Net cash used in investing activities was $7.6 million for the six months ended June 30, 1996, including $4.1 million for the acquisition of Tranzparts and $3.5 million in capital expenditures largely for transmission and engine remanufacturing equipment and other improvements related to the Company's new plant in Joplin, Missouri. Net cash provided by financing activities was $1.4 million, representing net borrowings on bank lines of credit.

As of June 30, 1996, the Company had approximately $26.3 million available under its $30.0 million revolving credit facility.

The Company has budgeted a total of $9.8 million for capital expenditures for all of 1996, including $5.2 million for the purchase of additional transmission and engine remanufacturing equipment to provide an increase in production capacity.

The Company believes that cash on hand, cash flow from operations and existing borrowing capacity will be sufficient to fund its ongoing operations and its budgeted capital expenditures described in the preceding paragraph. In pursuing future acquisitions, the Company expects to have to consider the effect any such acquisition costs may have on its liquidity. In order to consummate such acquisitions, the Company may accordingly need to seek to raise additional capital through additional borrowings or equity financings. The information in this paragraph is forward-looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the possible reduction in deliveries to one or more significant customers for any reason and the possible effect of assimilating acquisitions into the Company's existing operations and the expansion of those operations.

PLANNED OFFERING

On June 24, 1996, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended, to register the sale by the Company of shares of its Common Stock (the "Offering"). Completion of the Offering is subject to a number of factors, including SEC approval of the Registration Statement and negotiation and execution of an Underwriting Agreement between the Company and the several underwriters who will participate in the Offering.

Simultaneous with the consummation of the Offering, the Company will be merged with Aftermarket Technology Holdings Corporation ("Holdings"), the sole stockholder of the Company. Upon the effectiveness of such merger, the outstanding shares of Holdings Common Stock will be converted into shares of the Company's Common Stock, and the outstanding shares of Holdings Preferred Stock will be converted into the right to receive cash equal to its stated value plus accrued and unpaid dividends to the effective date of the reorganization (the "Preferred Stock Reorganization Consideration"). The total stated value of the Holdings Preferred Stock is $20.0 million and the accrued and unpaid dividends at June 30, 1996 totaled approximately $4.0 million.

The net proceeds from the Offering will be used by the Company to redeem $40 million in aggregate principal amount of its Series B and D Senior Subordinated Notes (the "Senior Notes") at a redemption price of 112% plus accrued interest thereon, and to pay the aggregate Preferred Stock Reorganization Consideration. Any remaining net proceeds will be used by the Company for general corporate purposes. If the net proceeds from the Offering are not sufficient to fund the intended redemption of the Senior Notes and payment of the aggregate Preferred Stock Redemption Consideration, the Company expects that the balance of the Preferred Stock Redemption Consideration would be paid from cash on hand. No assurance can be given that the Company will successfully complete the Offering.

                             AFTERMARKET TECHNOLOGY CORP.

                            Part II.    Other Information




Items 1 - 5 are not applicable.

Item 6   Exhibits and Reports on Form 8-K

         No exhibits or reports were filed on Form 8-K during the quarter.

                             AFTERMARKET TECHNOLOGY CORP.

                                      Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AFTERMARKET TECHNOLOGY CORP.


                                            /s/ John C. Kent
                                       ----------------------------
                                                John C. Kent
                                           CHIEF FINANCIAL OFFICER


* John C. Kent is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.