Form 10QSB
period 1996-09-30
AFTERMARKET TECHNOLOGY CORP
filed 1996-10-25
CIK 933405

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED  SEPTEMBER 30, 1996   Commission File Number  33-86838-01


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

          Common Stock                             1,000 Shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            AFTERMARKET TECHNOLOGY CORP.

                                   FORM 10-Q


                               TABLE OF CONTENTS

                                                                    Page Number
                                                                    -----------
PART I              Financial Information

   Item 1    Financial Statements:

             Consolidated Balance Sheets as of September 30, 1996
             (unaudited) and December 31, 1995 ....................       3

             Consolidated Statements of Income (unaudited) for
             the Three and Nine Months Ended September 30,
             1996 and 1995 ........................................       4

             Consolidated Statements of Cash Flows (unaudited)
             for the Nine Months Ended September 30, 1996 and
             1995 .................................................       5

             Notes to Consolidated Financial Statements ...........       6

   Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..................       8

PART II             Other Information

   Item 6.   Exhibits and Reports on Form 8-K .....................      14

             Signatures ...........................................      15



Note: Items 1 - 5 of Part II are omitted because they are not applicable.

                            AFTERMARKET TECHNOLOGY CORP.

                            CONSOLIDATED BALANCE SHEETS



                                                      September 30,         December 31,
                                                          1996                 1995
                                                     -------------         ------------
                                                       (Unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents                          $  8,301,366          $  8,749,805
   Accounts receivable, net                             37,889,351            32,965,874
   Inventories                                          53,305,883            43,064,712
   Prepaid and other assets                              2,807,626             2,032,671
   Deferred tax assets                                   2,534,960             2,267,000
                                                     -------------          ------------
      Total current assets                             104,839,186            89,080,062

Equipment and leasehold improvements:
   Machinery and equipment                              10,836,264             7,187,840
   Autos and trucks                                      1,818,222             1,503,760
   Furniture and fixtures                                1,373,432               858,070
   Leasehold improvements                                4,264,799             2,860,711
                                                     -------------          ------------
                                                        18,292,717            12,410,381

   Less accumulated depreciation and amortization       (2,906,930)           (1,625,917)
                                                     -------------          ------------
                                                        15,385,787            10,784,464

Debt issuance costs, net                                 6,537,558             7,162,690
Cost in excess of net assets acquired, net             140,237,861           140,652,620
Other assets                                               339,231               245,897
                                                     -------------          ------------
        Total assets                                  $267,339,623          $247,925,733
                                                     -------------          ------------
                                                     -------------          ------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                                   $ 21,206,676          $ 12,851,575
   Accrued payroll and related costs                     3,550,075             2,094,237
   Accrued interest payable                              3,371,661             8,097,647
   Other accrued expenses                                3,104,571             3,170,162
   Bank lines of credit                                  2,924,475               811,067
   Income taxes payable                                    775,401             1,912,116
   Due to related parties                                  100,000               100,000
   Due to former stockholders                               36,734                36,734
                                                     -------------          ------------
Total current liabilities                               35,069,593            29,073,538

Series B and D Senior Subordinated Notes               162,047,458           162,245,762
Deferred tax liabilities                                 4,746,161             3,478,000
Stockholder's equity:
   Common stock, $.01 par value; 5,000,000 shares
     authorized; 1,000 shares issued and outstanding            10                    10
   Additional paid-in capital                           39,999,990            39,999,990
   Retained earnings                                    25,444,640            13,103,433
   Cumulative translation adjustment                        31,771                25,000
                                                     -------------          ------------
                                                        65,476,411            53,128,433
                                                     -------------          ------------
        Total liabilities and stockholder's equity    $267,339,623          $247,925,733
                                                     -------------          ------------
                                                     -------------          ------------


SEE ACCOMPANYING NOTES.

                              AFTERMARKET TECHNOLOGY CORP.
                           CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)



                                   Three Months Ended September 30,       Nine Months Ended September 30,
                                        1996              1995                 1996             1995
                                   ------------       -------------       -------------     -------------
Net sales                          $ 68,287,232       $ 46,739,997        $ 199,306,548     $ 132,471,865
Cost of sales                       (42,289,029)       (30,053,554)        (122,457,605)      (82,051,302)
                                   ------------       -------------       -------------     -------------
Gross profit                         25,998,203         16,686,443           76,848,943        50,420,563

Selling, general and
 administration expense             (13,525,604)        (9,289,030)         (38,651,311)      (26,438,086)
Amortization of intangible assets      (931,873)          (896,707)          (2,780,654)       (2,391,467)
                                   ------------       -------------       -------------     -------------

Income from operations               11,540,726          6,500,706           35,416,978        21,591,010

Interest and other income               317,638            201,808              715,089           688,254
Interest expense                     (4,966,962)        (5,019,054)         (15,144,880)      (12,977,656)
                                   ------------       -------------       -------------     -------------

Income before income taxes            6,891,402          1,683,460           20,987,187         9,301,608
Provision for income taxes           (2,840,142)          (339,700)          (8,645,980)       (3,080,332)
                                   ------------       -------------       -------------     -------------

Net income                         $  4,051,260       $  1,343,760        $  12,341,207      $  6,221,276
                                   ------------       -------------       -------------     -------------
                                   ------------       -------------       -------------     -------------


SEE ACCOMPANYING NOTES.

                                  AFTERMARKET TECHNOLOGY CORP.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                         Nine Months Ended September 30,
                                                               1996             1995
                                                           -------------    ------------

OPERATING ACTIVITIES:
Net Income                                                 $  12,341,207    $  6,221,276
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                                 4,167,746       3,403,440
 Amortization of debt issuance costs                             625,132         504,793
 Increase in allowance for
  losses on accounts receivable                                  129,300         454,565
 Loss on sale of equipment                                        28,634           1,861
 Increase in net deferred tax liabilities                        978,201       1,237,916
 Changes in operating assets and liabilities:
  Accounts receivable                                         (4,138,735)        720,961
  Inventories                                                 (9,179,984)     (3,735,723)
  Prepaid and other assets                                      (849,761)     (1,562,404)
  Accounts payable and accrued expenses                        3,287,866      (5,829,874)
                                                           -------------    ------------
Net cash provided by operating activities                      7,389,606       1,416,811

INVESTING ACTIVITIES:
Purchases of equipment                                        (5,892,715)     (3,905,148)
Acquisition of companies, net of cash acquired                (4,106,970)    (39,875,396)
Proceeds from sale of fixed assets                                48,232               -
                                                           -------------    ------------
Net cash used in investing activities                         (9,951,453)    (43,780,544)

FINANCING ACTIVITIES:
Issuance of senior subordinated notes                                  -      42,377,966
Borrowings (payments) on revolving bank lines, net             2,113,408       2,235,395
Payment of debt issuance costs                                         -      (1,788,481)
Payments on amounts due former stockholders                            -      (4,083,834)
                                                           -------------    ------------
Net cash provided by financing activities                      2,113,408      38,741,046
                                                           -------------    ------------

Decrease in cash and cash equivalents                           (448,439)     (3,622,687)

Cash and cash equivalents at beginning of period               8,749,805       9,421,577
                                                           -------------    ------------
Cash and cash equivalents at end of period                 $   8,301,366    $  5,798,890
                                                           -------------    ------------
                                                           -------------    ------------

Cash paid during the period for:
 Interest                                                  $  19,342,319    $ 15,236,248
 Income taxes                                              $   8,438,414    $  4,443,167


SEE ACCOMPANYING NOTES.

                                 AFTERMARKET TECHNOLOGY CORP.

                         Notes to Consolidated Financial Statements


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2:  INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market:


                                               September 30, 1996  December 31, 1995
                                               ------------------  -----------------

 Raw materials...........................         $ 29,539,596         $ 19,015,530
 Work-in-process.........................              974,496            1,394,479
 Finished goods..........................           22,791,791           22,654,703
                                                  ------------         ------------
                                                  $ 53,305,883         $ 43,064,712
                                                  ------------         ------------
                                                  ------------         ------------


Inventory build-ups are required to meet increased production levels of remanufactured transmissions and engines associated with additional product applications, new and expanded production facilities, and seasonal demand fluctuations.


NOTE 3:  ACQUISITIONS

The Company acquired Component Remanufacturing Specialists, Inc. ("CRS"), Mascot Truck Parts Inc. ("Mascot") and King-O-Matic Industries Ltd. ("King-O-Matic") on June 1, June 9, and September 12, 1995, respectively ("the 1995 acquisitions"), for a total purchase price of approximately $42.8 million. The Company issued $40 million of principal amount of 12% Senior Subordinated Notes due 2004 concurrent with the acquisition of CRS, the proceeds of which financed the acquisitions. In addition, on April 2, 1996, the Company acquired Tranzparts, Inc. ("Tranzparts") for approximately $4.1 million in cash. These acquisitions have been accounted for as purchases. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value.

On October 1, 1996 the Company acquired Diverco, Inc. ("Diverco") in a business combination accounted for as a purchase. On the acquisition closing date, the Company made an initial cash payment of $8.5 million, with a potential future post-closing purchase price adjustment to be made based upon Diverco's financial performance for the year ending December 31, 1996. The initial cash payment plus related costs exceeded the fair value of the acquired net assets of Diverco by $5.4 million. The cost in excess of net assets acquired will be amortized on the straight line method over forty years.

The Company has also entered into a non-binding letter of intent for the acquisition of another North American drive train parts distributor. The letter of intent provides for a purchase price of approximately $10.0 million and is subject to certain contingencies, including the Company's satisfactory completion of business, legal, accounting and environmental due diligence reviews, negotiation of definitive agreements, and approval of the respective transactions by the Company's Board of Directors. The letter of intent does not obligate either the Company or the potential acquisition candidate to enter into a definitive agreement, and there can be no assurance given that the Company will enter into a definitive acquisition agreement or consummate such acquisition.

The consolidated financial statements include the operating results of each business from the date of acquisition. The following pro forma information gives effect to the 1995 acquisitions and the acquisition of Tranzparts and Diverco as if such acquisitions occurred on January 1, 1995. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisitions, additional depreciation based on the fair market values of the property, plant and equipment acquired, and amortization of intangibles arising from the transactions. The pro forma information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on January 1, 1995.


               Three Months Ended September 30,  Nine Months Ended September 30,
               --------------------------------  -------------------------------
                      1996      1995                      1996       1995
                      ----      ----                      ----       ----
                      (in thousands)                     (in thousands)
Net sales . . . .  $ 70,490  $  52,190                 $ 208,066  $ 163,030
Net income. . . .  $  4,140  $   1,186                 $  12,815  $   6,604


                          AFTERMARKET TECHNOLOGY CORP.

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995.

NET SALES

Total net sales increased $21.6 million or 46.3%, from $46.7 million for the three month period ended September 30, 1995 to $68.3 million for the three month period ended September 30, 1996. Of this increase, $17.8 million was due to internal growth and $3.8 million was due to the incremental net sales generated by King-O-Matic and Tranzparts, which were acquired on September 12, 1995, and April 2, 1996, respectively.

The internal growth was generated primarily from increased sales volumes with existing Original Equipment Manufacturer ("OEM") customers. To a lesser extent, internal growth was also generated by the incremental sales from five new distribution centers opened during the second half of 1995, increased sales through existing distribution centers and increased sales volumes with existing retail customers.

Net sales to the Mopar Parts Division of Chrysler Corporation ("Chrysler") of $24.4 million for the three month period ended September 30, 1996 represented 35.7% of the Company's total net sales for the period, as compared to $13.2 million and 28.3% for the three month period ended September 30, 1995. The increase in net sales to Chrysler is partially reflective of an effort by Chrysler during the third quarter of 1995 to reduce its inventory of remanufactured transmissions. Management believes, although there can be no assurance, that the Chrysler inventory reduction during the third quarter of 1995 was a one-time effort to reverse an inventory build-up in 1994 and is not expected to recur.

GROSS PROFIT

Gross profit as a percentage of net sales increased from 35.7% for the three month period ended September 30, 1995 to 38.1% for the three month period ended September 30, 1996. The increase in gross profit margin was primarily attributable to a shift in product mix, lower direct labor cost, and a higher absorption of overhead resulting from increased production and sales volumes of remanufactured transmissions. In addition, gross profit margin for the three month period ended September 30, 1995 had been adversely affected by certain non-recurring charges relating to the July 1995 relocation of the Company's largest independent aftermarket production facility from Azusa, California to Rancho Cucamonga, California.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a result of an increase in revenues, selling, general and administrative expenses ("SG&A") decreased as a percentage of net sales from 19.9% for the three month period ended September 30, 1995 to 19.8% for the three month period ended September 30, 1996. However, SG&A increased in absolute dollars from $9.3 million for the three month period ended September 30, 1995 to $13.5 million for the three month period ended September 30, 1996, representing an increase of $4.2 million or 45.2%. The increase in SG&A was due largely to the ongoing incremental SG&A expenses of King-O-Matic and Tranzparts. Other significant factors contributing to the increase in SG&A include the ongoing incremental expenses associated with the five new distribution centers opened during the second half of 1995, and certain start-up and ongoing SG&A expenses associated with the Company's new plant in Joplin, Missouri and its new rebuild kit packaging and distribution facility in Memphis, Tennessee.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets for the three month period ended September 30, 1996 of $0.9 million was relatively unchanged in comparison with the three month period ended September 30, 1995.

INCOME FROM OPERATIONS

Principally as a result of the factors described above, income from operations increased 76.9%, from $6.5 million for the three month period ended September 30, 1995 to $11.5 million for the three month period ended September 30, 1996.

INTEREST EXPENSE

Interest expense for the three month period ended September 30, 1996 of $5.0 million was relatively unchanged in comparison with the three month period ended September 30, 1995.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995.

NET SALES

Total net sales increased $66.8 million or 50.4%, from $132.5 million for the nine month period ended September 30, 1995 to $199.3 million for the nine month period ended September 30, 1996. Of this increase, $39.0 million was due to internal growth and $27.8 million was due to the incremental net sales generated by the companies acquired in 1995 and 1996, including CRS, Mascot, King-O-Matic and Tranzparts which were acquired on June 1, June 9, and September 12, 1995, and April 2, 1996, respectively.

The internal growth was generated primarily from increased sales volumes with existing OEM customers. To a lesser extent, internal growth was also generated by the incremental sales from five new distribution centers opened during the second half of 1995, increased sales volumes through existing distribution centers and increased sales volumes with existing retail customers.

Net sales to Chrysler of $72.7 million for the nine month period ended September 30, 1996 represented 36.5% of the Company's total net sales for the period, as compared to $46.1 million and 34.8% for the nine month period ended September 30, 1995. The increase in net sales to Chrysler is partially reflective of an effort by Chrysler during the third quarter of 1995 to reduce its inventory of remanufactured transmissions. Management believes, although there can be no assurance, that the Chrysler inventory reduction during the third quarter of 1995 was a one-time effort to reverse an inventory build-up in 1994 and is not expected to recur.

GROSS PROFIT

Gross profit as a percentage of net sales increased from 38.1% for the nine month period ended September 30, 1995 to 38.6% for the nine month period ended September 30, 1996. The increase in gross profit margin was primarily attributable to a shift in product mix, lower direct labor cost, and a higher absorption of overhead resulting from increased production and sales volumes of remanufactured transmissions. The gross profit margin improved despite certain non-recurring start-up costs incurred during 1996 in connection with the Company's new plant in Joplin, Missouri and the expansion of capacity at the Company's plant in Springfield, Missouri needed to support sales growth to retail and OEM customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a result of an increase in revenues, SG&A decreased as a percentage of net sales from 20.0% for the nine month period ended September 30, 1995 to 19.4% for the nine month period ended September 30, 1996. However, SG&A increased in absolute dollars from $26.4 million for the nine month period ended September 30, 1995 to $38.7 million for the nine month period ended September 30, 1996, representing an increase of $12.3 million or 46.6%. The increase in SG&A was due largely to the ongoing incremental SG&A expenses of CRS, Mascot, King-O-Matic and Tranzparts. Other significant factors contributing to the increase in SG&A include the ongoing incremental expenses associated with the five new distribution centers opened during the second half of 1995, and certain start-up and ongoing SG&A expenses incurred in connection with the Company's new plant in Joplin, Missouri.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased $0.4 million for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995 reflecting the increase in intangible assets that occurred as a result of the acquisitions of CRS, Mascot, King-O-Matic and Tranzparts.

INCOME FROM OPERATIONS

Principally as a result of the factors described above, income from operations increased 63.9%, from $21.6 million for the nine month period ended September 30, 1995 to $35.4 million for the nine month period ended September 30, 1996.

INTEREST EXPENSE

Interest expense increased $2.1 million from $13.0 million for the nine month period ended September 30, 1995 to $15.1 million for the nine month period ended September 30, 1996. The increase in interest expense was due to the interest on the Series D Notes which were used to finance the acquisitions of CRS, Mascot and King-O-Matic, and the related amortization of debt issuance costs. The Series D Notes were issued on June 1, 1995 and therefore were only outstanding for four months during the nine month period ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents on hand of $8.3 million at September 30, 1996, representing a decrease in net cash of $0.4 million for the nine months then ended. Net cash provided by operating activities was $7.4 million for the nine months ended September 30, 1996. Net cash used in investing activities was $10.0 million for the nine months ended September 30, 1996, including $4.1 million for the acquisition of Tranzparts and $5.9 million in capital expenditures largely for transmission and engine remanufacturing equipment and other improvements related to the Company's new plant in Joplin, Missouri. Net cash provided by financing activities was $2.1 million, representing net borrowings on bank lines of credit.

The Company has budgeted a total of $9.8 million for capital expenditures for 1996, including $5.2 million for the purchase of additional transmission and engine remanufacturing equipment to provide an increase in production capacity. Of the budgeted capital expenditures, as of September 30, 1996, the Company had incurred $5.9 million and had placed purchase orders of $2.2 million for additional equipment and leasehold improvements.

As of September 30, 1996, the Company had approximately $26.3 million available under its $30.0 million primary revolving credit facility. On October 1, 1996, the Company borrowed $6.9 million under the revolving credit facility to purchase Diverco. The Company has also entered into a non-binding letter of intent for the acquisition of another North American drive train parts distributor. The letter of intent provides for a purchase price of approximately $10.0 million, which would be drawn from the revolving credit facility if the transaction is consummated.

In July 1996, the Company entered into an agreement with Bank of Montreal ("BOM") for a $3.0 million Canadian revolving credit facility to accommodate the working capital needs of the Company's Canadian subsidiaries, King-O-Matic and Mascot. Borrowings under the agreement are limited to certain advance rates based upon the eligible accounts receivable and inventory of King-O-Matic and Mascot up to an aggregate maximum of $3.0 million Canadian, are due upon demand and bear interest at the BOM Prime Lending Rate plus 0.25%. The agreement contains certain covenants including a tangible net worth covenant for King-O-Matic and Mascot combined, and the terms of the agreement are subject to annual review.

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

Simultaneous with the consummation of the Offering, the Company will be merged with Aftermarket Technology Holdings Corporation ("Holdings"), the sole stockholder of the Company. Upon the effectiveness of such merger, the outstanding shares of Holdings Common Stock will be converted into shares of the Company's Common Stock, and the outstanding shares of Holdings Preferred Stock will be converted into the right to receive cash equal to its stated value plus accrued and unpaid dividends to the effective date of the reorganization (the "Preferred Stock Reorganization Consideration"). The total stated value of the Holdings Preferred Stock is $20.0 million and the accrued and unpaid dividends at September 30, 1996 totaled approximately $4.6 million.

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

GENERAL

The Company believes that cash on hand, cash flow from operations and existing borrowing capacity will be sufficient to fund its ongoing operations, its budgeted capital expenditures, and the potential acquisition as described in the preceding paragraphs. In pursuing additional future acquisitions, the Company expects to have to consider the effect any such acquisition costs may have on its liquidity. In order to consummate such acquisitions, the Company may accordingly need to seek to raise additional capital through additional borrowings or equity financings. The information in this paragraph is forward-looking and involves risks and uncertainties that could significantly impact the Company's expected liquidity requirements in the short and long term. While it is impossible to itemize the many factors and specific events that could affect the Company's outlook for its liquidity requirements, such factors would include the possible reduction in deliveries to one or more significant customers for any reason and the possible effect of assimilating acquisitions into the Company's existing operations and the expansion of those operations.

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


                                            AFTERMARKET TECHNOLOGY CORP.


                                                   /s/ John C. Kent
                                          ____________________________________
                                                       John C. Kent
                                                CHIEF FINANCIAL OFFICER

* John C. Kent is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.