Form 10-K
period 1996-12-31
AFTERMARKET TECHNOLOGY CORP
filed 1997-03-17
CIK 933405

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                 --------------------

                                      FORM 10-K

(Mark One)
  /X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1996

                                          OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                            COMMISSION FILE NUMBER 0-21803

                                  ------------------

                             AFTERMARKET TECHNOLOGY CORP.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                           95-4486486
    (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)           Identification No.)

    33309 FIRST WAY SOUTH, SUITE A-206
         FEDERAL WAY, WASHINGTON                    98003
  (Address of Principal Executive Offices)       (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (206) 838-0346
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             COMMON STOCK, $.01 PAR VALUE


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by The Nasdaq National Market, on February 28, 1997) was $92,848,490.


         The number of shares outstanding of the Registrant's Common Stock, as of February 28, 1997, was 16,980,794 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE
         None.

                             AFTERMARKET TECHNOLOGY CORP.

                              ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                                                           Page
                                                                           ----

ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .7


ITEM 3.  LEGAL PROCEEDINGS.. . . . . . . . . . . . . . . . . . . . . . . . .8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.. . . . . . . .9

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.. . . . . . . . . . . . . . . . . . . . . . . .9

ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . .9


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.. . . . . . . . . . . . . . . 11

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.. . . . . . . . . . . 16

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.. . . . . . . . . . . . . . . 35

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . 35


ITEM 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . 37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . 41

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . 43

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.. . . . . . . . . . . . . . . . . . . . . . . . . . . 45

                                        PART I

ITEM 1.  BUSINESS.

BACKGROUND

         Aftermarket Technology Corp. ("ATC") was incorporated under the laws of Delaware in July 1994 at the direction of Aurora Capital Partners L.P. ("ACP") to acquire Aaron's Automotive Products, Inc. ("Aaron's"), H.T.P., Inc. ("HTP"), Mamco Converters, Inc. ("Mamco") and RPM Merit, Inc. ("RPM") (collectively, the "Initial Acquisitions"). Aaron's, HTP, Mamco and RPM as they existed prior to the Initial Acquisitions are hereinafter collectively referred to as the "Predecessor Companies." Subsequent to the Initial Acquisitions, the Company acquired Component Remanufacturing Specialists, Inc. ("CRS") and Mascot Truck Parts Inc. ("Mascot") in June 1995, and King-O-Matic Industries Limited ("King-O-Matic") in September 1995 (collectively, the "1995 Acquisitions"), Tranzparts, Inc. ("Tranzparts") in April 1996 and Diverco, Inc. ("Diverco") in October 1996 (collectively, the "1996 Acquisitions") and Replacement and Exchange Parts Co., Inc. ("Repco") in January 1997. ATC conducts all of its operations through its wholly-owned subsidiaries and each of their respective subsidiaries. Throughout this Annual Report, except where the context otherwise requires, the "Company" refers collectively to ATC and its subsidiaries and the Predecessor Companies.

         On December 20, 1996, ATC consummated an initial public offering of its Common Stock (the "IPO"). Simultaneous with the consummation of the IPO, Aftermarket Technology Holdings Corp., the sole stockholder of ATC prior to the IPO ("Holdings") was merged into ATC (the "Reorganization"). Upon the effectiveness of such merger, each outstanding share of Holdings Common Stock was converted into one share of ATC Common Stock, and each outstanding share of Holdings Redeemable Exchangeable Cumulative Preferred Stock (the "Holdings Preferred Stock") was converted into one share of ATC Redeemable Exchangeable Cumulative Preferred Stock (the "Preferred Stock"), which was immediately thereafter redeemed for an amount in cash equal to $100.00 plus an amount in cash equal to accrued and unpaid dividends on the Holdings Preferred Stock to the date of the Reorganization.

GENERAL

         The Company is a leading remanufacturer and distributor of drive train products used in the aftermarket repair of passenger cars and light trucks. The Company's principal products include remanufactured transmissions, torque converters and engines, as well as remanufactured and new parts for the repair of automotive drive train and engine assemblies. The Company's principal customers include: (i) independent transmission rebuilders, general repair shops and distributors (the "Independent Aftermarket"); (ii) original equipment manufacturers ("OEMs"), principally Chrysler, for use as replacement parts by their dealers; and (iii) retail automotive parts stores.

         The Company believes the key elements of its success are the quality and breadth of its product offerings and the Company's emphasis on strong customer relationships, promoted by strong technical support, rapid delivery time, innovative product development and competitive pricing. In addition, the Company has benefited from the increasing use of remanufactured transmissions, engines and other parts for aftermarket repairs as the industry recognizes that remanufacturing provides a higher quality, lower cost alternative to rebuilding the assembly or replacing it with a new assembly manufactured by an OEM.

         The automotive aftermarket in the United States and Canada consists of sales of parts and services for vehicles after their original purchase. The Company competes specifically in the aftermarket segment for automotive transmissions, engines and other drive train related products.

PRODUCTS

         The Company's product lines include remanufactured transmissions, remanufactured engines and hard parts used in drive train repairs. In addition, the Company distributes repair kits used in drive train repairs and certain other products.

         In its remanufacturing operations, the Company obtains used transmissions, hard parts, engines and related components, commonly known as "cores," which are sorted by make and model and either placed into immediate production or stored until needed. In the remanufacturing process, the cores are evaluated and disassembled into their component parts. The components that can be incorporated into the remanufactured product are cleaned, tested and refurbished. All components determined not reusable or repairable are replaced by other remanufactured or new components. The units are then reassembled using high-volume precision manufacturing techniques into finished assemblies. Inspection and testing are conducted at various stages of the remanufacturing process, and each finished assembly is tested on equipment designed to simulate performance under operating conditions. Primarily as a result of its rigorous quality control procedures, the Company has experienced an insignificant number of warranty claims on its products. After testing, completed products are then packaged for immediate delivery or shipped to one of the Company's distribution centers.

         Generally, the cores used in the Company's remanufacturing process for sale to its OEM customers are provided to the Company by the OEM or its dealer network. The majority of the cores used in the Company's remanufacturing process for sale to its Independent Aftermarket and retail customers are obtained from customers as trade-ins. The Company encourages its Independent Aftermarket and retail customers to return cores on a timely basis and charges customers a supplemental core charge in connection with purchases of engines and critical hard parts. The customer can satisfy this charge by returning a usable core or making a cash payment equal to the amount of the supplemental core charge. If cores are not returned in a timely manner, the Company then must procure cores through its network of independent core brokers. While core prices are subject to supply and demand price volatility, the Company believes its procurement network for cores will continue to provide cores at reasonable prices. The preceding sentence contains a forward-looking statement, and there can be no assurance that actual results will not differ materially from the information contained in the preceding sentence.

    TRANSMISSIONS

         The Company remanufactures transmissions which are factory approved and suitable for warranty and post-warranty replacement of transmissions for Chrysler and 12 foreign OEMs, including Hyundai Motor America, Subaru of America and American Isuzu, for their United States dealer networks. The number of transmission models remanufactured by the Company has been increasing to accommodate the greater number of models currently used in vehicles manufactured by the Company's OEM customers. The majority of the Company's transmissions are sold to Chrysler under Chrysler's MOPAR brand name. In addition, the Company rebuilds heavy duty and light duty truck transmissions and air compressors.


    HARD PARTS

         The Company remanufactures torque converters (the coupler between the transmission and engine), planetary gears (speed regulating devices inside the transmission) and transmission fluid pumps. These "hard" parts are sold principally to the Independent Aftermarket for use in drive train repairs. Hard parts are sold under the RPM, HTP, MAMCO, TRANZPARTS and DIVERCO brand names.

    ENGINES

         The Company remanufactures engines designed as replacement engines for use in many domestic passenger cars and light trucks. Principal customers are Western Auto and O'Reilly Auto Parts, as well as the Independent Aftermarket. Over the past three years, the variety of engine models remanufactured by the Company has increased as the Company has expanded the range of engines offered to meet customer requirements.

    REPAIR KITS AND OTHER PRODUCTS

         Repair kits sold by the Company consist of gaskets, friction plates, seals, bands, filters and other "soft" parts that are used in rebuilding transmissions for substantially all domestic and most imported passenger cars and light trucks. Kits are currently sold principally to the Independent Aftermarket. Each kit is designed specifically to include substantially all of the soft parts necessary for rebuilding a particular model of transmission. In addition to manufacturing or remanufacturing certain of the components that are used in its kits, the Company maintains a variety of supply relationships that allow it to purchase components for its kits at competitive prices. The components manufactured or remanufactured by the Company include various friction plates, gaskets and bands. The repair kits are sold under the RPM, HTP, KING-O-MATIC, TRANZPARTS and DIVERCO brand names.

         Other products consist principally of remanufactured rack and pinion assemblies and CV axles for passenger cars and light trucks for the Independent Aftermarket, and cleaning and testing equipment for the Independent Aftermarket and other industrial businesses. These products are sold under the RPM, HTP, KING-O-MATIC, TRANZPARTS and INTERCONT brand names.

MARKETING AND DISTRIBUTION

         The Company distributes its products to: (i) the Independent Aftermarket; (ii) its OEM customers for use as replacement parts by their dealers; and (iii) retail automotive parts stores.

    INDEPENDENT AFTERMARKET

         The Company supplies transmission repair kits and hard parts used in drive train repairs to independent transmission rebuilders and distributors in the United States and Canada, such as AAMCO Transmissions Inc., MOTRA Corp. and Lee Myles Associates Corp. These products are used in the Independent Aftermarket to rebuild transmissions and other assemblies using remanufactured and new component parts purchased from a variety of suppliers. In addition, the Company supplies transmission and engine repair kits, hard parts used in drive train repairs, remanufactured engines and certain remanufactured components such as CV axles to general repair shops in the United States. Transmission and engine repairs performed in the Independent Aftermarket are generally for vehicles no longer covered by warranty or for OEM dealers who do not have access to remanufactured assemblies. The Company believes that it currently supplies less than one-third of the remanufactured or new drive train component requirements of its Independent Aftermarket customers.

         There are two characteristics of the Independent Aftermarket that influence the Company's business strategy. First, as the number of vehicle models has proliferated and repairs have become increasingly complex, the Independent Aftermarket has grown more dependent on its suppliers for technical support and for assistance in managing inventory by delivering product on a just-in-time basis at competitive prices. Second, Independent Aftermarket customers (including those affiliated with larger organizations such as AAMCO, MOTRA and Lee Myles) generally purchase parts at the individual repair shop level. Independent Aftermarket customers tend to make purchasing decisions based on availability and rapid delivery of products, competitive pricing, breadth of product offering and technical assistance. To respond to these requirements, the Company has developed a strategy of geographic expansion of its distribution system to provide its Independent Aftermarket customers with short-notice rapid delivery, high service levels and technical support for a broad product offering in each local market. This is accomplished through 47 distribution centers located throughout the United States and Canada from which the Company provides local technical support and a wide range of products delivered by Company-operated trucks to its customers.

         The Company has developed a common product identification and numbering system which is currently being implemented on a Company-wide basis. In addition, the Company is in the process of electronically linking its distribution centers through a computer network that will enable each center to determine more quickly if and where a particular part is located within the distribution system, thereby further enhancing customer service. The Company expects to implement this process in stages during 1997 and 1998, and it believes that the process will be completed by the third quarter of 1998. These changes are expected to improve customer service, increase product availability, enhance inventory management and improve operational efficiencies. The preceding sentence contains a forward-looking statement, and there can be no assurance that actual results will not differ materially from the information contained in the preceding sentence.

         New customers are developed by a direct sales force operating from the Company's local distribution centers, by national and local trade publication advertising and by telemarketing. The Company also participates in trade shows. The Company believes its RPM, HTP, KING-O-MATIC, MAMCO, TRANZPARTS, INTERCONT and DIVERCO brand names are well recognized and respected in their regional markets. Net sales to Independent Aftermarket customers accounted for 47.8% of the Company's revenues in 1995 and 41.1% in 1996.

    OEM CUSTOMERS

         The Company provides factory-approved remanufactured transmissions to OEMs for use in warranty and, to a lesser extent, post-warranty repair work by their dealers. The Company's largest OEM customer is Chrysler, to whom the Company also supplies certain factory-approved remanufactured engines. The Company sells to 12 foreign OEMs, including Hyundai Motor America, Subaru of America and American Isuzu. Products are sold to each OEM pursuant to supply arrangements for individual transmission models. Net sales to the Company's OEM customers accounted for 44.7% of the Company's 1995 revenues and 51.9% of revenues in 1996. Net sales to Chrysler accounted for 35.4% and 37.2% of the Company's revenues in 1995 and 1996, respectively. Net sales to Chrysler grew from $67.6 million in 1995 to $101.5 million in 1996.

         Over the past 12 years, the Company has developed and maintained strong relationships at many levels of both the corporate and the factory organizations of Chrysler. In recognition of the Company's consistently high level of service and product quality throughout its relationship with Chrysler, in 1995 and 1996 the Company was awarded the Platinum Pentastar award, the highest award Chrysler bestows on a supplier. Chrysler awarded only 14 Platinum Pentastar awards in 1995 and only 13 in 1996. The 1995 award marked the first time that the Platinum Pentastar had been awarded to a remanufacturer or to a supplier that serves exclusively as a MOPAR aftermarket parts supplier. In addition to its Platinum Pentastar, the Company received Gold Pentastar awards in 1993, 1994, 1995 and 1996. Only seven suppliers received the Gold Pentastar award in each of these years.

         Chrysler began implementing remanufacturing programs for its transmission models in 1986 and selected the Company as its sole supplier of remanufactured transmissions in 1989. Chrysler has advised the Company that, by implementing a remanufacturing program, Chrysler has realized substantial warranty cost savings, standardized the quality of its dealers' aftermarket repairs and reduced its own inventory of replacement parts. Currently, Chrysler has remanufacturing programs for transmission models that are used in less than 70% of its vehicles, and the Company is the only factory-approved supplier of remanufactured transmissions for these models.

         As part of its expanding relationship with Chrysler and in response to a periodic shortage of cores, in 1996 the Company established a central core return center for all of Chrysler's transmission models. Chrysler dealers make arrangements to ship transmission and engine cores to a regional depot, which then ships directly to the Company's central core return center located near its main remanufacturing facility. The Company thus assists Chrysler by improving the efficient and timely return of cores at a cost savings to Chrysler. Furthermore, the Company performs value-added services such as core audit and analysis in conjunction with Chrysler engineers. The Company is currently working with Chrysler to improve the tracking and management of cores, which will allow the Company to schedule its production more efficiently. The Company believes that this central core facility has reduced the risk of future Chrysler core shortages.

         Although the Company is currently the only factory-approved supplier of remanufactured transmissions to Chrysler, Chrysler is not obligated to continue to purchase the Company's products and there can be no assurance that the Company will be able to maintain or increase the level of its sales to Chrysler or that Chrysler will not approve other suppliers in the future. In addition, Chrysler reduced its standard new vehicle warranty from seven years/70,000 miles to three years/36,000 miles and could implement a shorter warranty in the future. Any such action could have the effect of reducing the amount of warranty work performed by Chrysler dealers.

    RETAIL AUTOMOTIVE PARTS STORES

         The Company supplies remanufactured engines, transmission filter kits, engine components and engine repair kits to automotive aftermarket retail stores throughout the United States, which offer new and remanufactured parts and assemblies to a broad range of customers, principally "do-it-yourself" customers and general repair shops. The retail automotive parts store market is highly fragmented with most retail stores obtaining products similar to those provided by the Company from a variety of regional suppliers. These customers tend to make purchasing decisions based on price, rapid delivery of products and breadth of product offering. As a supplier with a national scope and a broader product line than many of its competitors, the Company provides high quality products, competitive prices and high service levels as well as promotional literature and advertisements. The Company's principal retail customers are Western Auto, O'Reilly Auto Parts and Advance Auto. Net sales to retail automotive parts stores accounted for 7.6% of the Company's revenues in 1995 and 7.1% in 1996.

ACQUISITIONS

         Strategic acquisitions have been an important element in the Company's historical growth. By integrating an acquired company's products into the Company's distribution system, the Company is able to offer these products to a substantially greater number of markets than was the case prior to the acquisition. In addition, the Company expects to realize economies of scale in
areas including purchasing, administration and inventory management.   The
Company's management is experienced in identifying acquisition opportunities and completing and integrating acquisitions within the automotive aftermarket.
Since its formation and acquisition of Aaron's, HTP, Mamco and RPM in 1994, ATC has acquired CRS, Mascot and King-O-Matic in 1995, Tranzparts and Diverco in 1996 and Repco in 1997.

COMPETITION

         The Company competes in the highly fragmented yet highly competitive automobile aftermarket for transmissions, engines and other drive train components, in which the majority of industry supply comes from small local/regional participants. However, certain of the Company's competitors are larger than the Company and have greater financial and other resources available to them than does the Company. Competition is based primarily on product quality, service, delivery, technical support and price.

EMPLOYEES


         As of January 31, 1997, the Company employed approximately 3,250 people. The Company believes its employee and labor relations are good. None of the Company's subsidiaries has experienced a work stoppage in its history, and the Company has not experienced any work stoppage since its formation in 1994. None of the Company's employees are members of any labor union.

ENVIRONMENTAL

         The Company is subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations. The operation of automotive parts remanufacturing plants involves environmental risks.

         Prior to the RPM Acquisition, the company from which RPM acquired its assets (the "Prior RPM Company") leased nine properties in the City of Azusa, California (the "Azusa Properties") from a general partnership consisting of the Prior RPM Company shareholders. The Azusa Properties are within an area which, as a result of regional groundwater contamination, has been designated by the Environmental Protective Agency (the

"EPA") as the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley Superfund Sites. The federal Superfund law (the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA")) both provides for the appropriate cleanup of contaminated sites and assigns liability for the cost of such cleanups. The parties held responsible for cleanup costs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators. Liability for cleanup costs imposed against such "responsible parties" is strict, joint and several. However, such costs are typically allocable among responsible parties through settlement or litigation based on factors including each particular party's relative contribution of contaminants to the site and ability to pay.

         The EPA has proposed a groundwater treatment system as an interim remedial measure for the BPOU. The EPA has estimated that it will cost approximately $47 million to construct this system and approximately $4 million per year for an indefinite period to operate it. The Company has not independently evaluated this estimate, and the actual cost may vary substantially from this estimate. In addition, the EPA has incurred substantial costs to date and will likely continue to incur such costs in overseeing the implementation of remedial measures. The EPA has informally estimated that these costs may be in excess of $1 million. Further, if the EPA determines that the interim remedial measures are not adequate, additional costs could be incurred. As discussed above, the "responsible parties" for this site could be held liable for these EPA costs. In addition to cleanup costs, the responsible parties may be required to pay for damages for injuries to natural resources such as soil, groundwater or wildlife caused by the contamination at the BPOU. To date, the government agencies authorized to claim natural resource damages for this site have not made any assessment of the value, if any, of such damages. In 1993, the EPA notified the Prior RPM Company, the general partnership consisting of the Prior RPM Company shareholders which owns the Azusa Properties and approximately 100 other entities that they may be potentially responsible parties ("PRPs") for the San Gabriel Valley Superfund Sites as present or former owners or operators of properties located within that Site. In January 1995, the EPA sent letters to 16 of these parties with respect to 15 properties in the BPOU, describing 4 of those properties as apparently the "largest contributors to the groundwater contamination" and the remaining 11 properties as apparently in a range of moderate to lesser contributors. The letters identify the recipients as PRPs for the proposed interim remediation and request that they enter into negotiations to design, construct and operate the cleanup remedy. The recipients of the letters included a general partnership comprised of the Prior RPM Company shareholders, which was informed that the EPA considers it responsible for two of the sites described as lesser to moderate contributors to the contamination.

         In conjunction with the federal and state environmental investigation of this area, the Prior RPM Company has been required by the California Regional Water Quality Control Board (the "Water Board") to conduct an investigation on the Azusa Properties. This investigation has detected soil contamination on certain of the Azusa Properties formerly leased by RPM and as a result, the Prior RPM Company is being required by the Water Board to undertake further investigations and may be required to undertake remedial action on those properties.

         For one year after the RPM Acquisition, the Company leased the Azusa Properties pursuant to leases which provide that the Company has not assumed any liabilities with respect to environmental conditions existing on or about these properties prior to the commencement of the lease period, although the Company could be held responsible for such liabilities under various legal theories. Since the RPM Acquisition, the Company has been engaged in negotiations with the EPA to settle any liability that it may have for this site. The RPM acquisition agreement provides that the Company did not assume any environmental liabilities associated with hazardous substances existing on or about the Azusa Properties occupied by the Prior RPM Company prior to the RPM Acquisition and that the Prior RPM Company and the Prior RPM Company shareholders will jointly and severally indemnify the Company for all liabilities or damages (other than consequential damages) that the Company may reasonably incur as a result of any claim asserted against the Company relating to unassumed environmental liabilities. There can be no assurance, however, that the Company would be able to make any recovery under any indemnification provisions. The Company also could become responsible if the conduct of its business contributed to any environmental contamination on these properties. The Company took steps to ensure that its business at these properties was conducted in compliance with applicable environmental laws and in a manner that does not contribute to any environmental contamination. Moreover, the Company has significantly reduced its presence at the site and has moved all manufacturing operations off-site. Since July 18, 1995, the Company's only real property interest in the Azusa Properties has been the lease of a 6,000 square foot storage and distribution facility. The Company believes, although there can be no assurance, that it will not incur any material liability as a result of the pre-existing environmental conditions.

         In connection with the CRS, Mascot, King-O-Matic, Aaron's, RPM, HTP, Mamco, Tranzparts, Diverco and Repco acquisitions, the Company conducted certain investigations of these companies' facilities and their compliance with applicable environmental laws. The investigations, which included "Phase I" assessments by independent consultants of all manufacturing and certain distribution facilities, found that certain remedial, reporting and other regulatory requirements, including certain waste management procedures, were not or may not have been satisfied. Based in part on the investigations conducted, and the indemnification provisions of the agreements entered into in connection with these acquisitions, the Company believes, although there can be no assurance, that its liabilities relating to these environmental matters will not have a material adverse effect, individually or in the aggregate, on the Company.

ITEM 2.  PROPERTIES.

         The Company currently leases 60 facilities with total leased space of approximately 2.1 million square feet. The following table sets forth certain information regarding the manufacturing facilities and distribution centers of the Company.
                                        LEASE
                         APPROXIMATE EXPIRATION  TYPE OF FACILITY/PRODUCTS
LOCATION                   SQ. FEET     DATE           MANUFACTURED
--------                  ----------- ----------  --------------------------
Phoenix, Arizona              22,000   1997      Distribution Center
Tucson, Arizona                6,400   1998      Distribution Center
Azusa, California              6,000   1998      Distribution Center
Fresno, California            14,000   1997      Distribution Center
Los Angeles, California        4,700   1998      Distribution Center
Oakland, California           10,000   1997      Distribution Center
Rancho Cucamonga, California 153,000   2002      Distribution Center, Torque
                                                 Converters, Repair Kits, Hard
                                                 Parts
Sacramento, California        11,200   1998      Distribution Center
San Diego, California         10,000   1997      Distribution Center
San Jose, California          10,000   2000      Distribution Center
Van Nuys, California           6,800   2000      Distribution Center
Colorado Springs, Colorado     5,000   1997      Distribution Center
Denver, Colorado               9,000   1997      Distribution Center
Orlando, Florida              11,900   2001      Distribution Center
Atlanta, Georgia              14,900   1998      Distribution Center
Hillside, Illinois            20,000   2000      Distribution Center
Harvey, Illinois              46,000   2001      Distribution Center,
                                                 Transmissions, Hard Parts,
                                                 Engine Repair Kits
Louisville, Kentucky          51,500   1999      Distribution Center, Repair
                                                 Kits, Hard Parts
Louisville, Kentucky           9,200   (1)       CV Axles
Grand Rapids, Michigan         9,000   1998      Distribution Center
Taylor, Michigan              12,200   2000      Distribution Center
Joplin, Missouri             264,000   1998      Transmissions, Engines
Creve Coeur, Missouri          9,700   1998      Distribution Center
Kansas City, Missouri         10,200   2000      Distribution Center
Springfield, Missouri        280,800   2004      Transmissions, Engines
Springfield, Missouri         30,000   1998      Torque Converters
Springfield, Missouri         12,100   2001      Distribution Center
Springfield, Missouri         34,000   1998      Cleaning and Testing Equipment
Springfield, Missouri         60,400   2000      Core Storage
Springfield, Missouri         98,800   (1)       Core Storage

Springfield, Missouri         10,000   (1)       Core Storage
Springfield, Missouri        200,000   2006      Core Storage
Las Vegas, Nevada              7,500   1999      Distribution Center
Mahwah, New Jersey            92,900   2002      Distribution Center,
                                                 Transmissions
Albuquerque, New Mexico        7,000   1997      Distribution Center
Charlotte, North Carolina     23,000   2001      Distribution Center
Dayton, Ohio                  42,000   1999      Torque Converters
Portland, Oregon              20,000   1997      Distribution Center
Memphis, Tennessee            37,800   2003      Distribution Center, Repair
                                                 Kits
Austin, Texas                  5,000   1997      Distribution Center
Dallas, Texas                 93,000   2011      Distribution Center, Repair
                                                 Kits, Hard Parts
Houston, Texas                13,500   2011      Distribution Center
San Antonio, Texas            13,000   2001      Distribution Center
Salt Lake City, Utah          15,000   1997      Distribution Center
Norfolk, Virginia              9,700   2000      Distribution Center
Federal Way, Washington        1,600   1998      Corporate Offices
Seattle, Washington           22,000   1997      Distribution Center
Spokane, Washington            9,500   2000      Distribution Center
Janesville, Wisconsin         30,000   2001      Distribution Center, Repair
                                                 Kits, Hard Parts
Calgary, Alberta               9,200   2001      Distribution Center
Edmonton, Alberta             14,800   1998      Distribution Center, Heavy
                                                 Duty Truck Transmissions
Vancouver, British Columbia    7,800   1997      Distribution Center
Vancouver, British Columbia    7,300   1997      Distribution Center
Moncton, New Brunswick        12,000   2000      Distribution Center
Mississauga, Ontario          35,100   1998      Distribution Center, Heavy
                                                 Duty Truck Transmissions and
                                                 Air Compressors
Mississauga, Ontario          12,200   2001      Repair Kits
Mississauga, Ontario          24,000   2000      Distribution Center
Montreal, Quebec              11,200   2000      Distribution Center
Regina, Saskatchewan             600   (1)       Distribution Center
Mexicali, Mexico              77,100   1998      Torque Converters, Cleaning
                                                 and Testing Equipment
-------------

(1) Month-to-month lease.

         The Company believes that its current manufacturing facilities and distribution centers are adequate for the current level of the Company's activities. The Company's transmission and engine remanufacturing facility in Springfield, Missouri is currently employing two work shifts, seven days a week. Other manufacturing sites have the flexibility to add both additional shifts and production workers needed to accommodate additional demand for products and services. However, in the event the Company were to experience a material increase in sales, the Company may require additional manufacturing facilities. The Company believes such additional facilities are readily available on a timely basis on commercially reasonable terms. Further, the Company believes that the leased space housing its existing manufacturing and distribution facilities is not unique and could be readily replaced, if necessary, at the end of the terms of its existing leases on commercially reasonable terms. Many of the Company's leases are renewable at the option of the Company.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, the Company has been and is involved in various legal proceedings. Management believes that all of such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if determined adversely to the Company, would have a material adverse effect, individually or in the aggregate, on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         One matter was submitted to a vote of the sole stockholder of the Company during the quarter ended December 31, 1996. On December 13, 1996, a special meeting of the sole stockholder was held to approve the amendment and restatement of the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock to 30,000,000 and Preferred Stock to 5,000,000. All 1,000 votes held by the sole stockholder were cast in favor of the proposal.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock presently is traded on the Nasdaq National Market under the symbol "ATAC." As of February 28, 1997, there were approximately 1,680 record holders of its Common Stock. The Common Stock was not listed on the Nasdaq National Market for a full quarterly period during the fiscal year ended December 31, 1996.

         The Company has not paid cash dividends on its Common Stock to date. Because the Company currently intends to retain any earnings to provide funds for the operation and expansion of its business and for the servicing and repayment of indebtedness, the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of the Company to pay cash dividends will be dependent upon the receipt of dividends or other payments from its subsidiaries. Under the terms of the indentures governing the Company's senior subordinated notes due 2004, the Company is not permitted to pay any dividends on the Common Stock unless certain financial ratio tests are satisfied. In addition, the Company's revolving credit facility contains certain covenants that, among other things, prohibit the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Any determination to pay cash dividends on the Common Stock in the future will be at the sole discretion of the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data presented below with respect to the statements of income data for the seven months ended July 31, 1994, five months ended December 31, 1994, and the years ended December 31, 1995 and 1996 and the balance sheet data at December 31, 1995 and 1996 are derived from the Combined Financial Statements of the Predecessor Companies and Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto. The selected financial data with respect to the statement of income data for the year ended December 31, 1992 and 1993 and the balance sheet data at December 31, 1992, 1993 and 1994, are derived from the audited Combined Financial Statements of the Predecessor Companies that have been audited by Ernst & Young LLP, independent auditors, but are not included herein. The data provided should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information included in this Annual Report.


                                             COMBINED                          CONSOLIDATED
                                  ---------------------------------  ---------------------------------

                                        FOR THE          FOR THE                     FOR THE YEAR
                                       YEAR ENDED     SEVEN MONTHS  FOR THE FIVE         ENDED
                                       DECEMBER 31,       ENDED     MONTHS ENDED      DECEMBER 31,
                                  --------------------   JULY 31,    DECEMBER 31, --------------------
                                    1992        1993      1994(1)       1994        1995        1996
                                  --------   ---------   ---------    --------    ---------    --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales. . . . . . . . . .      $75,264    $110,702     $90,056     $67,736     $190,659    $272,879
Cost of sales. . . . . . . .       45,588      66,687      52,245      40,112      115,499     166,811
                                  --------   ---------   ---------    --------    ---------    --------
Gross profit . . . . . . . .       29,676      44,015      37,811      27,624       75,160     106,068
Selling, general and
 administrative expenses . .       22,103      25,682      20,475      14,206       38,971      55,510
Amortization of intangible
 assets. . . . . . . . . . .           28          28          16       1,210        3,308       3,738
Operating income . . . . . .        7,545      18,305      17,320      12,208       32,881      46,820
Interest expense (income),
 net . . . . . . . . . . . .         (258)       (302)       (158)      6,032       16,915      19,106
Income taxes (2) . . . . . .          150         471          (5)      2,565        6,467      11,415
                                  --------   ---------   ---------    --------    ---------    --------
Net income . . . . . . . . .     $  7,653   $  18,136   $  17,483    $  3,611    $   9,499    $ 16,299
                                  --------   ---------   ---------
                                  --------   ---------   ---------
Preferred stock dividends. .                                              853        2,093       2,222
                                                                      --------    ---------    --------
Net income available to
 common stockholders . . . .                                         $  2,758     $  7,406    $ 14,077
                                                                      --------    ---------    --------
                                                                      --------    ---------    --------
Pro forma (unaudited) (3)
 Net income per share. . . .                                                      $   0.65    $   1.02
Shares used in computation
 of net income per share . .                                                        14,616      15,918

OTHER DATA:
Capital expenditures (4) . .     $  1,141    $  2,310    $  1,850    $  1,336     $  5,187    $  7,843



                                                     COMBINED                    CONSOLIDATED
                                               -------------------   ---------------------------------
                                                                     DECEMBER 31,
                                               -------------------------------------------------------
                                                 1992        1993        1994        1995        1996
                                               -------     -------     -------     -------    --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital. . . . . . . . . . . .        $18,639     $26,651     $40,499     $60,012    $103,371
Property, plant and
 equipment (net) . . . . . . . . . . .          3,274       4,678       6,196      10,784      17,482
Total assets . . . . . . . . . . . . .         32,654      45,618     187,293     247,932     320,747
Long-term debt (5) . . . . . . . . . .          1,497         998     121,483     165,724     167,233
Preferred stock. . . . . . . . . . . .             --          --      20,853      22,946          --
Common stockholders' equity. . . . . .         22,107      31,720      22,757      30,188     105,832



-----------------

(1) The combined financial statements for the seven months ended July 31, 1994 include the operations of the Predecessor Companies up to their respective acquisition dates; operations for RPM between July 20, 1994 and July 31, 1994 and for the other three Predecessor Companies for August 1st and 2nd, 1994 are not significant. All material transactions between the Predecessor Companies have been eliminated.

(2) Two of the Predecessor Companies elected to be taxed as S Corporations for all periods through consummation of the Initial Acquisitions; therefore, for federal and state income tax purposes, any income or loss generally was not taxed to these companies but was reported by their respective stockholders. A pro forma provision for taxes based on income reflecting the estimated provision for federal and state income taxes which would have been provided had these companies been C Corporations and included in consolidated returns with the Company is as follows: $3,036 and $7,334 for the years ended December 31, 1992 and 1993, respectively, and $7,004 for the seven months ended July 31, 1994.

(3) See Note 1 to consolidated financial statements.

(4) Excludes capital expenditures made by each of CRS, Mascot, King-O-Matic, Tranzparts and Diverco prior to such subsidiaries' respective acquisitions and any capital expenditures made in connection with such acquisitions.

(5) Includes deferred tax liabilities of $1,438, $3,478 and $5,252 at December 31, 1994, 1995 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The following discussion should be read in conjunction with the Combined Financial Statements of the Predecessor Companies and the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report. The Combined Financial Statements of the Predecessor Companies represent the combination of the historical financial statements of the four separate businesses of the Predecessor Companies.

         The Company's revenues are generated through the sale of drive train products used in the automotive aftermarket repair of passenger cars and light trucks. Since its formation, the Company has benefited from a combination of internal and acquisition-related revenue growth. The Company achieved compound annual growth in revenue of 38.0% from 1992 through 1996 (29.2% if the 1995 and 1996 Acquisitions are excluded).

         The Company's revenues from sales to Independent Aftermarket customers increased by 17.7% compounded annually from $58.5 million to $112.1 million between 1992 and 1996. This growth was due to geographic expansion through the addition of distribution centers, a broadened product line, enhanced customer service, effective sales efforts and acquisitions. During the same period, revenues from sales to OEM customers increased by 70.4% compounded annually from $16.8 million to $141.5 million due to increased sales to existing customers, including Chrysler, and the addition of new customers. Revenues from sales to retail automotive parts stores increased from virtually zero in 1992 to $19.3 million in 1996.

         The primary components of the Company's cost of goods sold are the cost of cores and component parts, labor costs and overhead. While certain of these costs have fluctuated as a percentage of sales over time, cost of goods sold as a percentage of sales has remained relatively constant from 1992 through 1996. Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, rent, marketing expenses and other management infrastructure expenses. SG&A expenses as a percentage of sales declined from 29.4% in 1992 to 20.3% in 1996 principally due to the effect of spreading certain fixed costs over a larger sales base.

         In the fourth quarter of 1996, the Company recorded a non-cash charge of approximately $485,000 for deferred compensation expense relating to the difference between the exercise price and the intrinsic value for financial statement presentation purposes of the Company's Common Stock for 628,176 options granted in October 1996. Substantially all of such options were granted to Mr. Stephen J. Perkins, the Company's Chief Executive Officer, and other members of senior management at $4.67 per share. This compensation expense will aggregate $3.3 million, and will be recognized over the respective vesting periods of the options, which generally range from three to five years.

RESULTS OF OPERATIONS

         The following table sets forth certain financial statement data expressed in millions of dollars and as a percentage of net sales. The pro forma statement of income for the year ended December 31, 1994 reflects the combined financial statements for the seven months ended July 31, 1994 for Aaron's, HTP, Mamco and RPM, and the consolidated operations of these companies for the five months ended December 31, 1994. Pro forma expense adjustments were made to reflect the Initial Acquisitions as if they had occurred on January 1, 1994.


                                                                   YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------
                                                   PRO FORMA           CONSOLIDATED        CONSOLIDATED
                                                      1994                 1995                1996
                                                      ----                 ----                ----
                                                                      (IN MILLIONS)
Net sales. . . . . . . . . . . . . . . . . .    $157.8     100.0%   $190.7     100.0%  $ 272.9     100.0%
Cost of sales. . . . . . . . . . . . . . . .      92.9      58.9     115.5      60.6     166.8      61.1
                                                -------   -------   -------   -------   -------   -------
Gross profit . . . . . . . . . . . . . . . .      64.9      41.1      75.2      39.4     106.1      38.9
Selling, general and administrative. . . . .      30.4      19.2      39.0      20.5      55.5      20.3
Amortization of intangible assets. . . . . .       3.0       1.9       3.3       1.7       3.8       1.4
                                                -------   -------   -------   -------   -------   -------
Operating income . . . . . . . . . . . . . .      31.5      20.0      32.9      17.2      46.8      17.2
Interest expense (income), net . . . . . . .      14.5       9.2      16.9       8.8      19.1       7.0
Provision for income taxes . . . . . . . . .       6.9       4.4       6.5       3.4      11.4       4.2
                                                -------   -------   -------   -------   -------   -------
Net income . . . . . . . . . . . . . . . . .   $  10.1       6.4%  $   9.5       5.0%    $16.3       6.0%
                                                -------   -------   -------   -------   -------   -------
                                                -------   -------   -------   -------   -------   -------



    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net income increased 71.6% from $9.5 million in 1995 to $16.3 million in 1996, as the Company experienced significant revenue growth from all three of its customer groups, OEMs, retail automotive parts stores and the Independent Aftermarket. More than half of the revenue growth occurred from OEM customers. Growth from the Independent Aftermarket was achieved largely through two strategic acquisitions (Tranzparts and Diverco), and to a lesser extent from internal growth. The higher net income was primarily achieved from the Company's ability to spread its overhead expenses over a larger revenue base.

         Although the Company's IPO resulted in an increase in the number of shares used in the earnings per share ("EPS") calculation, EPS increased significantly from $0.65 in 1995 to $1.02 in 1996. The numbers of shares used in the calculation of EPS were 14.6 million for 1995 and 15.9 million for 1996 .

         NET SALES.   Net sales increased $82.2 million or 43.1%, from $190.7
million in 1995 to $272.9 million in 1996. Of this increase, $42.8 million was due to internal growth and $39.4 million was due to the incremental net sales generated by the companies acquired in 1995 and 1996: CRS, Mascot, King-O-Matic, Tranzparts and Diverco, which were acquired on June 1, 1995, June 9, 1995, September 12, 1995, April 2, 1996 and October 1, 1996, respectively.

         The internal growth was generated primarily from increased sales volumes with existing OEM customers. To a lesser extent, internal growth was also generated by the incremental sales from five new distribution centers opened during the second half of 1995, increased sales volumes through existing distribution centers and increased sales volumes with existing retail customers.

         Net sales to Chrysler of $101.5 million in 1996 represented 37.2% of the Company's total net sales for the year, as compared to $67.6 million and 35.4% in 1995. The increase in net sales to Chrysler is partially reflective of an effort by Chrysler during the third quarter of 1995 to reduce its inventory of remanufactured transmissions. Management believes that the Chrysler inventory reduction during the third quarter of 1995 was a one-time effort to reverse an inventory build-up in 1994 and is not expected to recur. The preceding sentence contains a forward-looking statement, and there can be no assurance that actual results will not differ materially from the information contained in the preceding sentence.

         GROSS PROFIT.   Gross profit as a percentage of net sales decreased
slightly from 39.4% in 1995 to 38.9% in 1996. The decrease in gross profit margin was largely attributable to certain non-recurring start-up costs incurred during 1996 in connection with the Company's new plant in Joplin, Missouri and the expansion of capacity at the Company's plant in Springfield, Missouri needed to support sales growth to retail and OEM customers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased slightly as a percentage of net sales from 20.4% in 1995 to 20.3% in 1996. However, SG&A expenses increased in absolute dollars from $39.0 million in 1995 to $55.5 million in 1996, representing an increase of $16.5 million or 42.4%. The increase in SG&A expenses was due largely to the ongoing incremental SG&A expenses of the companies acquired in 1995 and 1996: CRS, Mascot, King-O-Matic, Tranzparts and Diverco. Other significant factors contributing to the increase in SG&A expenses include the ongoing incremental expenses associated with the five new distribution centers opened during the second half of 1995, and certain start-up and ongoing SG&A expenses incurred in connection with the Company's new plant in Joplin, Missouri. In addition, SG&A expenses in 1996 included a charge of $0.7 million for certain planned reorganization costs associated with the relocation of the Company's corporate headquarters to the Chicago area and the integration of the Independent Aftermarket division.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased $0.4 million in 1996 as compared to 1995, reflecting the increase in intangible assets that occurred as a result of the acquisitions of CRS, Mascot, King-O-Matic, Tranzparts and Diverco.

         INCOME FROM OPERATIONS.   Principally as a result of the factors
described above, income from operations increased 42.2%, from $32.9 million in 1995 to $46.8 million in 1996. As a percentage of net sales, income from operations in 1996 was 17.2%, equal to the same percentage of net sales in 1995.

         INTEREST EXPENSE (INCOME), NET.   Interest expense increased $2.3
million from $18.0 million in 1995 to $20.3 million in 1996. The increase was due to a full year of interest expense on the Series D senior subordinated notes which were used to finance the acquisitions of CRS, Mascot and King-O-Matic, and the related amortization of debt issuance costs. The Series D notes were issued on June 1, 1995 and therefore were only outstanding for the last seven months of 1995.

    YEAR ENDED DECEMBER 31, 1995 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1994

         The Company experienced revenue growth of 20.8% in 1995, its first full year of operation since its formation. However, net income decreased from $10.1 million in 1994 (on a pro forma basis) to $9.5 million in 1995. The decrease in net income resulted from the combined effect on 1995 results of higher interest expense and a lower percentage of income from operations. On June 1, 1995, the Company issued its Series D senior subordinated notes, which added $2.7 million of interest expense for the year. Income from operations decreased from 20.0% of net sales in 1994 to 17.2% in 1995, principally as a result of a lower gross profit margin and higher SG&A expenses as discussed below.

         NET SALES. Net sales increased by $32.9 million or 20.8% from $157.8 million in 1994 to $190.7 in 1995 primarily as a result of the acquisitions of CRS, Mascot, and King-O-Matic. The three new acquisitions provided
$24.7 million in additional revenues. Net sales of remanufactured transmissions increased from $68.4 million in 1994 to $85.9 million in 1995. The volume increase of remanufactured transmissions resulted principally from the acquisitions of CRS and Mascot, partially offset by a reduction in net sales of remanufactured transmissions to Chrysler from $66.8 million in 1994 to $64.8 million in 1995. Net sales to Chrysler reflected a decrease from $19.8 million during the third quarter of 1994 to $13.2 million for the third quarter of 1995 as Chrysler reduced its inventory of remanufactured transmissions, partially offset by an increase from $16.4 million during the fourth quarter of 1994 to $18.9 million for the fourth quarter of 1995. Net sales of repair kits, hard parts and other drive train products increased $6.0 million from $69.0 million in 1994 to $75.0 million in 1995 primarily as a result of the Company's acquisition of King-O-Matic. Net sales of remanufactured engines increased $4.6 million from $15.2 million in 1994 to $19.8 million in 1995. The volume increase of remanufactured engines resulted from increased demand from Western Auto at its retail outlets, and the addition of new retail customers.

         GROSS PROFIT. Gross profit as a percentage of net sales decreased from 41.1% in 1994 to 39.4% in 1995. The gross profit decrease of 1.7% of net sales was due in large part to increased labor costs relating to remanufactured engines and transmissions. The Company was not able to recover all of the additional costs through increased selling prices.

         In addition, the aggregate gross profit was affected by the acquisitions that occurred in 1995. Total net sales in 1995 includes $24.7 million for CRS, Mascot and King-O-Matic at a combined gross profit, which was somewhat lower than that of the Company as a whole for 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased from $30.4 million in 1994 to $39.0 in 1995 or, as a percentage of net sales, from 19.2% in 1994 to 20.5% in 1995. The increase was partly due to the Company's acquisitions of CRS, Mascot and King-O-Matic, which comprised $3.3 million of the Company's SG&A expenses in 1995. Other significant factors that contributed to the increase in SG&A expenses were the relocation of RPM's main facilities from Azusa, California to Rancho Cucamonga, California and the addition of a new manufacturing plant in Joplin, Missouri, both of which resulted in an increase in ongoing SG&A expenses and a significant amount of non-recurring SG&A expenses being incurred during 1995. Legal, audit, tax and other professional fees were also higher in 1995 principally due to a full year of ATC operations as compared with only five months of operations in 1994.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased $0.3 million in 1995, reflecting the increase in intangible assets that occurred as a result of the acquisitions of CRS, Mascot and King-O-Matic.

         INCOME FROM OPERATIONS. Principally as a result of the factors described above, income from operations increased 4.4% from $31.5 million in 1994 to $32.9 million in 1995. As a percentage of net sales, income from operations decreased from 20.0% in 1994 to 17.2% in 1995.

         INTEREST EXPENSE (INCOME), NET. Interest expense increased $2.4 million from $14.5 million in 1994 to $16.9 million in 1995. The increase in interest expense reflects additional interest on the Series D notes that were issued principally to finance the acquisitions of CRS, Mascot and King-O-Matic and the related amortization of debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company raised total net proceeds of $61.6 million in its IPO and concurrent private placement of Common Stock in December 1996. From the Company's inception in July 1994 to December 1996, the Company had funded its operations and investments in property and equipment, including acquisitions, through the issuance of senior subordinated notes totaling $162.4 million, the private sale of Preferred Stock of $20 million and Common Stock of $20.0 million, and to a lesser extent through cash provided by operating activities and revolving bank lines. In December 1996, the Preferred Stock was redeemed and, in February 1997, $40 million of the Senior Subordinated notes were redeemed, with a combination of the proceeds from the IPO and borrowings under the Company's revolving credit facility.

         The Company had total cash and cash equivalents on hand of $46.5 million at December 31, 1996, representing an increase in net cash of $37.7 million for the year then ended. Net cash provided by operating activities was $17.8 million in 1996. Net cash used in investing activities was $20.0 million in 1996, including a total of $12.2 million for the acquisition of Tranzparts and Diverco, and $7.8 million in capital expenditures largely for transmission and engine remanufacturing equipment and other improvements related to the Company's new plant in Joplin, Missouri. Net cash provided by financing activities was $39.9 million, including net proceeds of $61.6 million from the IPO and concurrent private placement of Common Stock, payments totaling $25.2 million in connection with the redemption of Preferred Stock, and net borrowings of $3.5 million on bank lines of credit.

         The Company has budgeted a total of $9.6 million for capital expenditures in 1997, including approximately $2.0 million carried over from the 1996 budget. The 1997 budget consists primarily of additional transmission, engine and torque converter remanufacturing equipment and other improvements to support planned increases in production capacity in the Joplin, Missouri, Springfield, Missouri and Mahwah, New Jersey plants. Overall, planned capital expenditures for 1997 are considered adequate for normal replacement and consistent with projections for future sales and earnings.

         As of December 31, 1996, the Company had approximately $27.0 million available on its then existing $30 million revolving credit facility with The Chase Manhattan Bank ("Chase") that had been scheduled to mature in July 1999. In February 1997, the Company terminated that facility and replaced it with a new $100 million revolving credit facility with Chase. The new revolving credit facility is available to finance the Company's working capital requirements, future acquisitions and other general corporate needs, and will expire in December 2001. Amounts advanced under the agreement are secured by substantially all assets of the Company.

         In July 1996, the Company entered into an agreement with Bank of Montreal for a revolving credit facility to accommodate the working capital needs of the Company's Canadian subsidiaries. Borrowings under the agreement are limited to certain advance rates based upon the eligible accounts receivable and inventory of King-O-Matic and Mascot up to an aggregate maximum of C$3.0 million.

         In January 1997, the Company acquired Repco, a drive train parts distributor based in Dallas, Texas with three additional distribution centers in Texas and one in Florida, for a purchase price of approximately $12.0 million. With the acquisition of Repco, the Company has entered geographic markets of distribution in several cities where it previously had little or no presence. The Company evaluates potential acquisitions on an ongoing basis and expects to continue to do so in the future.

         The Company believes that cash on hand, cash flow from operations and existing borrowing capacity will be sufficient to fund its ongoing operations. In pursuing future acquisitions, the Company expects to have to consider the effect any such acquisition costs may have on its liquidity. In order to consummate such acquisitions, the Company may need to raise additional capital through additional debt or equity financings.

INFLATION; LACK OF SEASONALITY

         Although the Company is subject to the effects of changing prices, the impact of inflation has not been a significant factor in results of operations for the periods presented. In some circumstances, market conditions or customer expectations may prevent the Company from increasing the prices of its products to offset the inflationary pressures that may increase its costs in the future. Historically, there has been little seasonal fluctuation in the Company's business.

ENVIRONMENTAL MATTERS

         See "Business -- Environmental" for a discussion of certain environmental matters relating to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                             Aftermarket Technology Corp.

                          Consolidated Financial Statements

                     Years Ended December 31, 1994, 1995 and 1996


                                       CONTENTS

    Report of Ernst & Young LLP, Independent Auditors.....................17

    Audited Consolidated Financial Statements

    Consolidated Balance Sheets...........................................18
    Consolidated Statements of Income.....................................19
    Consolidated Statements of Stockholders' Equity.......................20
    Consolidated Statements of Cash Flows.................................21
    Notes to Consolidated Financial Statements............................22

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Stockholders and Board of Directors
Aftermarket Technology Corp.

         We have audited the accompanying consolidated balance sheets of Aftermarket Technology Corp. (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the five months ended December 31, 1994 and for the years ended December 31, 1995 and 1996. We have also audited the accompanying combined statements of income, stockholders' equity, and cash flows of the Predecessor Companies to Aftermarket Technology Corp. (the Predecessor Companies) for the seven months ended July 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's and Predecessor Companies' managements. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aftermarket Technology Corp. at December 31, 1995 and 1996, and the consolidated results of the Company's operations and cash flows for the five months ended December 31, 1994, and for the years ended December 31, 1995 and 1996 and the combined results of the operations of the Predecessor Companies to Aftermarket Technology Corp. and their cash flows for the seven months ended July 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                  ERNST & YOUNG LLP

Seattle, Washington
February 14, 1997

                             AFTERMARKET TECHNOLOGY CORP.
                             CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                  -------------  -------------
                                                       1995          1996
                                                  -------------  -------------
ASSETS
Current assets:
 Cash and cash equivalents . . . . . . . . . .     $ 8,755,691   $ 46,498,249
 Accounts receivable, net. . . . . . . . . . .      32,965,874     38,779,538
 Inventories . . . . . . . . . . . . . . . . .      43,064,712     60,586,056
 Prepaid and other assets. . . . . . . . . . .       2,032,671      2,916,197
 Deferred tax assets . . . . . . . . . . . . .       2,267,000      2,272,000
                                                  -------------  -------------
Total current assets . . . . . . . . . . . . .      89,085,948    151,052,040
Equipment and leasehold improvements:
 Machinery and equipment . . . . . . . . . . .       7,187,840     12,907,232
 Autos and trucks. . . . . . . . . . . . . . .       1,503,760      2,012,450
 Furniture and fixtures. . . . . . . . . . . .         858,070      1,552,660
 Leasehold improvements. . . . . . . . . . . .       2,860,711      4,584,329
                                                  -------------  -------------
                                                    12,410,381     21,056,671

 Less accumulated depreciation
   and amortization. . . . . . . . . . . . . .      (1,625,917)    (3,574,276)
                                                  -------------  -------------
                                                    10,784,464     17,482,395
Debt issuance costs, net . . . . . . . . . . .       7,162,690      6,320,179
Cost in excess of net assets acquired, net . .     140,652,620    145,430,296
Other assets . . . . . . . . . . . . . . . . .         245,897        461,714
                                                  -------------  -------------
Total assets . . . . . . . . . . . . . . . . .   $ 247,931,619  $ 320,746,624
                                                  -------------  -------------
                                                  -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable. . . . . . . . . . . . . . .   $  12,951,575  $  25,225,797
 Accrued payroll and related costs . . . . . .       2,094,237      4,429,339
 Accrued interest payable. . . . . . . . . . .       8,097,647      7,995,405
 Other accrued expenses. . . . . . . . . . . .       3,170,162      3,371,562
 Bank lines of credit. . . . . . . . . . . . .         811,067      4,334,686
 Income taxes payable. . . . . . . . . . . . .       1,912,116        321,299
 Due to former stockholders. . . . . . . . . .          36,734      2,002,824
                                                  -------------  -------------
Total current liabilities. . . . . . . . . . .      29,073,538     47,680,912

12% Series B and D Senior Subordinated Notes .     162,245,762    161,981,356
Deferred tax liabilities . . . . . . . . . . .       3,478,000      5,252,000
Commitments and contingencies. . . . . . . . .
Stockholders' equity:
 Preferred stock, $.01 par value:
  Authorized shares - 5,000,000
  Issued and outstanding shares - 200,000
    and 0 at December 31, 1995 and 1996,
    respectively . . . . . . . . . . . . . . .      22,946,300             --
 Common stock, $.01 par value:
   Authorized shares - 30,000,000
   Issued and outstanding shares - 12,000,000
    and 16,980,794 at December 31, 1995 and
    1996, respectively . . . . . . . . . . . .      20,000,000     81,549,668
 Retained earnings . . . . . . . . . . . . . .      10,163,019     24,239,467
 Cumulative translation adjustment . . . . . .          25,000         43,221
                                                  -------------  -------------
Total stockholders' equity . . . . . . . . . .      53,134,319    105,832,356
                                                  -------------  -------------
Total liabilities and stockholders' equity . .   $ 247,931,619  $ 320,746,624
                                                  -------------  -------------
                                                  -------------  -------------

                             AFTERMARKET TECHNOLOGY CORP.
                          CONSOLIDATED STATEMENTS OF INCOME




                                             Combined                    Consolidated
                                          -------------   ------------------------------------------
                                           Seven Months    Five Months
                                              Ended           Ended
                                             July 31,      December 31,    Year Ended December 31,
                                               1994           1994           1995           1996
                                          -------------   ------------   ------------   ------------
Net sales. . . . . . . . . . . . . . .    $ 90,055,996   $ 67,735,869   $190,659,143   $272,878,458
Cost of sales. . . . . . . . . . . . .      52,245,178     40,111,819    115,499,023    166,810,941
                                          -------------   ------------   ------------   ------------
Gross profit . . . . . . . . . . . . .      37,810,818     27,624,050     75,160,120    106,067,517

Selling, general, and
 administrative expense. . . . . . . .      20,475,113     14,205,750     38,971,230     55,509,529
Amortization of intangible assets. . .          15,534      1,209,971      3,307,563      3,738,382
                                          -------------   ------------   ------------   ------------

Income from operations . . . . . . . .      17,320,171     12,208,329     32,881,327     46,819,606

Interest and other income. . . . . . .         288,059        341,342      1,099,588      1,181,473
Interest expense . . . . . . . . . . .         130,036      6,373,921     18,015,346     20,287,419
                                          -------------   ------------   ------------   ------------

Income before income taxes . . . . . .      17,478,194      6,175,750     15,965,569     27,713,660
Provision (benefit) for income
 taxes . . . . . . . . . . . . . . . .          (5,000)     2,565,000      6,467,000     11,415,000
                                          -------------   ------------   ------------   ------------

Net income . . . . . . . . . . . . . .   $  17,483,194      3,610,750      9,498,569     16,298,660
                                          -------------   ------------   ------------   ------------
                                          -------------
Dividends accrued on preferred
 stock . . . . . . . . . . . . . . . .                        853,288      2,093,012      2,222,212
                                                          ------------   ------------   ------------
Net income available to common
 stockholders. . . . . . . . . . . . .                   $  2,757,462   $  7,405,557   $ 14,076,448
                                                          ------------   ------------   ------------
                                                          ------------   ------------   ------------
Pro forma (unaudited):
 Income before income taxes per
   above . . . . . . . . . . . . . . .   $  17,478,194
 Provision for income taxes. . . . . .       7,004,000
                                          -------------
 Pro forma net income. . . . . . . . .   $  10,474,194
                                          -------------
                                          -------------
 Net income per share. . . . . . . . .                                         $0.65          $1.02
                                                                         ------------   ------------
                                                                         ------------   ------------

 Shares used in calculation of pro
   forma net income per share. . . . .                                    14,616,160     15,918,384
                                                                         ------------   ------------
                                                                         ------------   ------------


                             AFTERMARKET TECHNOLOGY CORP.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Combined
                                                          Seven Months
                                                              Ended
                                                            July 31,
                                                              1994
                                                          ------------
Stockholders' equity at beginning of period............    $31,719,717
  Distributions to stockholders........................     (5,503,000)
  Net income...........................................     17,483,194
                                                          ------------
Stockholders' equity at end of period..................    $43,699,911
                                                          ------------
                                                          ------------



                                                                         Consolidated
                                           ------------------------------------------------------------------------
                                                                                         Cumulative
                                             Preferred      Common         Retained     Translation
                                               Stock         Stock         Earnings      Adjustment       Total
                                           ------------   ------------   ------------   ------------   ------------
Issuance of 200,000 shares of
  preferred stock for cash at $100
  per share, August 2, 1994. . . . . .    $ 20,000,000          $  --          $  --          $  --    $20,000,000
Issuance of 12,000,000 shares of
  common stock for cash at $1.67
  per share, August 2, 1994. . . . . .              --     20,000,000             --             --     20,000,000
Net income for the five months
  ended December 31, 1994. . . . . . .              --             --      3,610,750             --      3,610,750
Accrued dividends on preferred
  stock. . . . . . . . . . . . . . . .         853,288             --       (853,288)            --             --
                                           ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1994 . . . . .      20,853,288     20,000,000      2,757,462             --     43,610,750
Translation adjustment . . . . . . . .              --             --             --         25,000         25,000
Net income for the year ended
  December 31, 1995. . . . . . . . . .              --             --      9,498,569             --      9,498,569
Accrued dividends on preferred
  stock. . . . . . . . . . . . . . . .       2,093,012             --     (2,093,012)            --             --
                                           ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1995 . . . . .      22,946,300     20,000,000     10,163,019         25,000     53,134,319
Issuance of 4,980,794 shares of
  common stock for cash at
  $13.50 per share, December 17,
  1996 net of offering costs of
  $4,787,832 . . . . . . . . . . . . .              --     61,549,668             --             --     61,549,668
Accrued dividends on preferred
  stock. . . . . . . . . . . . . . . .       2,222,212             --     (2,222,212)            --             --
Redeem preferred stock,
  December 20, 1996. . . . . . . . . .     (25,168,512)            --             --             --    (25,168,512)
Translation adjustment . . . . . . . .              --             --             --         18,221         18,221
Net income for the year ended
  December 31, 1996. . . . . . . . . .              --             --     16,298,660             --     16,298,660
                                           ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1996 . . . . .           $  --    $81,549,668    $24,239,467      $  43,221   $105,832,356
                                           ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------


                             AFTERMARKET TECHNOLOGY CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Combined                    Consolidated
                                           ------------   ------------------------------------------
                                           Seven Months   Five Months
                                               Ended         Ended
                                              July 31,    December 31,     Year Ended December 31,
                                               1994           1994           1995           1996
                                           ------------   ------------   ------------   ------------
OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . .   $17,483,194   $  3,610,750   $  9,498,569   $ 16,298,660
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization. . . . .       726,761      1,598,491      4,680,388      5,773,238
  Amortization of debt issuance costs. .            --        268,650        710,281        842,511
  Increase (decrease) in allowance for
    losses on accounts receivable. . . .       249,176        192,208        496,591     (1,149,916)
  Loss (gain) on sale of equipment . . .        24,276          4,804         (5,955)        21,912
  Increase in net deferred tax
   liabilities . . . . . . . . . . . . .            --         50,000      1,274,000      1,769,000
  Changes in operating assets and
   liabilities:
     Accounts receivable . . . . . . . .    (6,218,650)    (1,799,626)    (3,172,303)    (2,719,859)
     Inventories . . . . . . . . . . . .    (2,716,807)      (576,145)    (8,118,364)   (12,574,161)
     Prepaid and other assets. . . . . .      (519,553)       299,101     (1,137,901)      (987,949)
     Accounts payable and accrued
      expenses . . . . . . . . . . . . .     2,102,961      4,249,395      6,555,947     10,520,582
                                           ------------   ------------   ------------   ------------
Net cash provided by operating
 activities. . . . . . . . . . . . . . .    11,131,358      7,897,628     10,781,253     17,794,018

INVESTING ACTIVITIES:
Purchases of equipment . . . . . . . . .    (1,850,224)    (1,335,551)    (5,187,400)    (7,843,401)
Acquisition of companies, net of cash
 received. . . . . . . . . . . . . . . .            --   (146,954,457)   (40,264,452)   (12,199,106)
Proceeds from sale of fixed assets . . .        78,657         55,603          7,685         86,271
                                           ------------   ------------   ------------   ------------
Net cash used in investing activities. .    (1,771,567)  (148,234,405)   (45,444,167)   (19,956,236)

FINANCING ACTIVITIES:
Issuance of senior subordinated notes. .            --    120,000,000     42,400,000             --
Borrowings on revolving credit facility.            --     18,160,000      3,500,000             --
Payments on revolving credit facility. .            --    (17,000,000)    (4,742,458)            --
Borrowings (payments) on bank lines
 of credit . . . . . . . . . . . . . . .    (1,000,000)            --             --      3,523,619
Payment of debt issuance costs . . . . .            --     (5,697,413)    (2,179,167)            --
Payment of offering costs. . . . . . . .            --     (5,339,855)            --             --
Payment of initial public
 offering costs. . . . . . . . . . . . .            --             --             --     (4,787,832)
Net payments on other long-term debt . .      (100,584)      (358,637)            --             --
Sale of common stock . . . . . . . . . .            --     20,000,000             --     66,337,500
Sale of preferred stock. . . . . . . . .            --     20,000,000             --             --
Preferred stock redemption . . . . . . .            --             --             --    (25,168,511)
Net payments to related parties. . . . .       (88,737)            --             --             --
Distributions to stockholders. . . . . .    (5,503,000)            --             --             --
Payments on amounts due to former
 stockholders. . . . . . . . . . . . . .            --             --     (4,987,088)            --
                                           ------------   ------------   ------------   ------------
Net cash provided by (used in)
 financing activities. . . . . . . . . .    (6,692,321)   149,764,095     33,991,287     39,904,776
Increase (decrease) in cash and cash
 equivalents . . . . . . . . . . . . . .     2,667,470      9,427,318       (671,627)    37,742,558
Cash and cash equivalents at
 beginning of period . . . . . . . . . .       581,680             --      9,427,318      8,755,691
                                           ------------   ------------   ------------   ------------
Cash and cash equivalents at end
 of period . . . . . . . . . . . . . . .   $ 3,249,150   $  9,427,318   $  8,755,691   $ 46,498,249
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------
Cash paid during the period for:
 Interest. . . . . . . . . . . . . . . .   $   128,259   $    185,817   $ 15,376,365   $ 19,411,691
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------
 Income taxes. . . . . . . . . . . . . .   $   209,671   $  2,571,000   $  3,221,356   $ 10,970,402
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------


                             AFTERMARKET TECHNOLOGY CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements of Aftermarket Technology Corp. (ATC or the Company) include the results of the following remanufactured automotive products businesses which sell to customers throughout the United States and Canada: (i) Aaron's Automotive Products, Inc. (Aaron's), a Springfield, Missouri-based remanufacturer of transmissions, engines, torque converters, and other drive train parts for automotive original equipment manufacturers, independent rebuilders and distributors, and retail chain store customers; (ii) Component Remanufacturing Specialists (CRS), a Mahwah, New Jersey-based remanufacturer and distributor of automotive drive train and transmission components; (iii) H.T.P., Inc. (HTP), a Louisville, Kentucky-based remanufacturer and warehouse distributor of new and remanufactured parts for independent transmission rebuilders; (iv) Mamco Converters, Inc. (Mamco), a Dayton, Ohio-based remanufacturer of torque converters for independent transmission rebuilders and distributors; (v) King-O-Matic (King) and Mascot Truck Parts Inc. (Mascot), Canadian-based remanufacturers and distributors of automotive components and a rebuilder of heavy duty truck transmissions, respectively, are located in Mississauga, Canada; (vi) RPM Merit (RPM), a Rancho Cucamonga, California (formerly Azusa, California)-based remanufacturer of torque converters, constant velocity axles, and transmission fluid pumps, and a warehouse distributor of remanufactured parts and new part kits to independent transmission rebuilders; (vii) Tranzparts, Inc. (Tranzparts), a Janesville, Wisconsin-based remanufacturer and warehouse distributor of new and remanufactured parts for independent transmission rebuilders; (viii) ATC Components, Inc. (ATAC), a Memphis, Tennessee-based warehouse distributor of transmission parts, engines, engine kits, and parts to independent transmission and engine rebuilders; and (ix) Diverco, Inc. (Diverco) a Harvey, Illinois-based distributor of standard drive train parts, engine parts, gaskets, and other soft parts for transmission and engine repair and complete transmissions for light trucks and automobiles.

         The combined financial statements of the Predecessor Companies to Aftermarket Technology Corp. (the Predecessor Companies) represent the combination of the historical financial statements of Aaron's, RPM, HTP, and Mamco. The Company was formed for the purpose of effecting the acquisitions of the Predecessor Companies. The Predecessor Companies were acquired pursuant to four separate purchase agreements for a total purchase price of approximately $160.4 million (the Initial Acquisitions). The combined financial statements for the seven months ended July 31, 1994 include the operations of the Predecessor Companies up to their respective closing dates, which approximated July 31, 1994.

PRINCIPLES OF CONSOLIDATION

         The Company's acquisitions have been accounted for as purchases, and the consolidated financial statements for the years ended December 31, 1995 and 1996 and the five months ended December 31, 1994 include operations of the Company and its wholly owned operating subsidiaries from the dates of acquisition. Significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                             AFTERMARKET TECHNOLOGY CORP.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of new and used engine and transmission parts, and cores and finished goods. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating estimated market value.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements are stated at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets, which range from three to fifteen years. Depreciation expense was $711,227, $388,520, $1,372,825 and $2,034,856 for the
seven months ended July 31, 1994, the five months ended December 31, 1994, and the years ended December 31, 1995 and 1996, respectively.

FOREIGN CURRENCY TRANSLATION

         The financial statements of Canadian subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards
(SFAS) No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The translation gain resulting from the changes in exchange rates has been reported separately as a component of stockholders' equity.

         The effect on the statements of income of transaction gains or losses is insignificant for the periods presented.

DEBT ISSUANCE COSTS

         Debt issuance costs incurred in connection with the sale of the 12% Series B and Series D Senior Subordinated Notes (Note 6) and Revolving Credit Facility (Note 5) are being amortized over the life of the debt of ten, nine, and seven years, respectively.

COST IN EXCESS OF NET ASSETS ACQUIRED

         The excess of the purchase price over the fair value of the assets purchased is being amortized over 40 years on a straight-line basis. Cost in excess of net assets acquired is reflected net of accumulated amortization of $4,466,669 and $8,261,622 at December 31, 1995 and 1996, respectively.

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company assesses the recoverability of cost in excess of net assets acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of the impairment, if any, is measured based on projected discounted future operating cash flows. The Company believes that no impairment has occurred and that no reduction in the estimated useful life is warranted.

                             AFTERMARKET TECHNOLOGY CORP.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers, which are primarily in the automotive aftermarket industry throughout the United States and Canada. The credit risk associated with the Company's accounts receivable is mitigated by its credit evaluation process, reasonably short collection terms and, except for one significant customer, the geographical dispersion of sales transactions.

         The Company grants credit to certain customers who meet pre-established credit requirements. Customers who do not meet those requirements are required to pay for products upon delivery. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

         Accounts receivable is reflected net of an allowance for doubtful accounts of $2,469,000 and $1,326,000 December 31, 1995 and 1996, respectively.

WARRANTY POLICY

         For certain products on which the Company provides a warranty, the warranty period is generally up to twelve months or 12,000 miles.

STOCK-BASED COMPENSATION

         Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company has continued its current accounting for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25. The effect of applying SFAS No. 123 to the Company's stock-based awards on net income and earnings per share is immaterial.

RECLASSIFICATIONS

         Certain prior-year amounts have been reclassified to conform to the 1996 presentation.

PRO FORMA DATA (UNAUDITED)

INCOME TAXES

         Two of the Predecessor Companies elected to be taxed as S Corporations for all periods through the respective closing dates of the Acquisitions; therefore, for federal and state income tax purposes, any income or loss accrued prior to that date generally was not taxed to these companies but was reported by their respective stockholders. The pro forma provision for taxes reflects the estimated provision for federal and state income taxes which could have been provided had these companies been C Corporations and filed consolidated returns. Because these pro forma income taxes do not represent obligations of, and will not be paid by, the Predecessor Companies, they have not been reflected in the combined balance sheets or in the combined statements of cash flows.

PRO FORMA NET INCOME PER SHARE

         Pro forma net income per share is based on the weighted average number of shares of common stock and common equivalent shares outstanding using the treasury stock method and the estimated number of shares of common stock issued in the Company's initial public offering whose net proceeds were used to redeem the outstanding preferred stock including accrued dividends. Pursuant to the Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period prior to the filing of the

                             AFTERMARKET TECHNOLOGY CORP.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method, based on the initial public offering price.

         Historical earnings per share is not considered meaningful due to the significant changes in the Company's capital structure that occurred upon the closing of the Company's initial public offering; accordingly, such per share information is not presented.

2.  ACQUISITIONS

         During the year ended December 31, 1995, the Company acquired three companies for a total purchase price of approximately $42.8 million. The CRS and Mascot acquisitions closed on June 1, 1995, and June 9, 1995 respectively, and the King acquisition closed on September 12, 1995 (collectively, the 1995 Acquisitions). The Company issued $40 million in principal amount of 12% Senior Subordinated Notes due in 2004 concurrently with the acquisition of CRS, the proceeds of which financed the 1995 Acquisitions (Note 6). In addition, on April 2, 1996, the Company acquired Tranzparts, Inc. for $4.0 million and on October 1, 1996 the Company acquired Diverco, Inc. for $10.5 million (collectively the 1996 Acquisitions). All such acquisitions have been accounted for as purchases. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value.

         The consolidated financial statements include the operating results of each business from the date of acquisition. The following unaudited pro forma information for the year ended December 31, 1995 gives effect to the 1995 acquisitions as if such acquisitions had occurred on January 1, 1995. Pro forma information to reflect the 1996 acquisitions has not been presented because the effect of such acquisitions was not material to prior periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisitions, additional depreciation based on the fair market values of the property, plant, and equipment acquired, and amortization of intangibles arising from the transactions. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

                                                 YEAR ENDED
                                             DECEMBER 31, 1995
                                              -----------------
                                               (IN THOUSANDS)
    Net sales..........................          $ 210,958
    Net income.........................             10,043

3.  RELATED-PARTY TRANSACTIONS

         The Company had liabilities to former stockholders totaling $36,734 at December 31, 1995 and $2,002,824 at December 31, 1996. The 1996 amounts are composed primarily of an additional purchase price payable to Diverco's former stockholder. The remaining amount will be paid in the first quarter of 1997.

         The Company paid Aurora Capital Partners (ACP), a significant stockholder, approximately $1.1 million in fees for investment banking services provided in connection with the 1995 and 1996 acquisitions. In addition, ACP was paid management fees of $500,000 and $513,015 in 1995 and 1996, respectively. ACP is also entitled to various additional fees depending on the Company's profitability or future acquisitions. No such additional fees were paid in 1995 and 1996.

                             AFTERMARKET TECHNOLOGY CORP.

4.  INVENTORIES

         Inventories consist of the following:

                                                           DECEMBER 31,
                                                    ------------------------
                                                      1995         1996
                                                    -----------  -----------
Raw materials, including core inventories........   $19,015,530  $30,412,730
Work-in-process..................................     1,394,479    1,166,275
Finished goods...................................    22,654,703   29,007,051
                                                    -----------  -----------
                                                    $43,064,712 $60,586,056
                                                    -----------  -----------
                                                    -----------  -----------

         Finished goods include purchased parts which are available for sale.

5.  BANK LINES OF CREDIT

CURRENT LIABILITIES

         In July 1996, the Company entered into a Revolving Credit Agreement with Bank of Montreal (BOM Revolving Credit Agreement) providing for a revolving credit facility to accommodate the working capital needs of King and Mascot (the Canadian subsidiaries). Advances under the BOM Revolving Credit Agreement may be made, due upon demand, up to an aggregate of 75% of the eligible accounts receivable and 50% of the eligible inventory of the Canadian subsidiaries, in each case as defined in the BOM Revolving Credit Agreement, up to a maximum of C$3.0 million. Amounts advanced are secured by substantially all assets of the Canadian subsidiaries and are guaranteed by the Company. The agreement will expire initially in June 1997 and may be renewed subject to an annual review. Interest is payable monthly at the Bank of Montreal prime lending rate plus 0.25%. At December 31, 1996, $1.4 million was outstanding under this line of credit and the interest rate in effect was 5.0%. At December 31, 1995, $0.8 million was outstanding under a former credit line used by the Canadian subsidiaries.

         In January 1996, the Company entered into an agreement with Commerce Bank, N.A. providing financing for equipment purchases by Aaron's up to a maximum of $2.9 million, secured by the underlying equipment purchased.
Interest is payable monthly at a fixed rate equal to 70% of the bank's prime lending rate at the date of the advance plus 1%. As of December 31, 1996, $2.9 million was outstanding under this loan agreement. The agreement contains several covenants including levels of net worth, leverage, interest coverage and earnings before interest, taxes, depreciation, and amortization (EBITDA).

REVOLVING CREDIT FACILITY

         On July 19, 1994, the Company entered into an agreement with The Chase Manhattan Bank, as agent, providing for a $30 million revolving credit facility (Revolving Credit Facility) to finance the Initial Acquisitions and for working capital purposes. The funds available to be advanced may not exceed 85% of the Company's eligible accounts receivable and 60% of the Company's eligible inventories, as defined in the agreement. The available borrowing base at December 31, 1996 was approximately $27 million. All amounts advanced are secured by all accounts receivable and inventories and become due on July 31, 1999. The Company may prepay outstanding advances in whole or in part without incurring any premium or penalty.

         At the Company's election, amounts advanced under the Revolving Credit Facility will bear interest at either (i) the Alternate Base Rate plus 1.25% or
(ii) the Eurodollar Rate plus 2.25%. The Alternate Base Rate is equal to the highest of (a) the Bank's prime rate, (b) the secondary market rate for three-month certificates of deposit plus 1.0%, or (c) the federal funds rate plus 0.5%. Interest payments on advances which bear interest based upon the Alternate Base Rate are due quarterly in arrears, and interest payments on advances which bear interest

                             AFTERMARKET TECHNOLOGY CORP.

5.  BANK LINES OF CREDIT(CONTINUED)

based upon the Eurodollar Rate are due on the last day of each relevant interest period (or, if such period exceeds three months, quarterly after the first day of such period).

         The Company paid the Bank a one-time facility and commitment fee upon establishing the Revolving Credit Facility and is required to pay the Bank quarterly in arrears a commitment fee of 0.5% per annum of the average daily unused portion of the Revolving Credit Facility.

         The Revolving Credit Facility contains several covenants, including levels of net worth, leverage, EBITDA and cash flow coverage, and certain limits on the Company to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), make asset sales, make investments, issue stock, and engage in transactions with affiliates of the Company and its subsidiaries. At
December 31, 1996, no amounts were outstanding under this line of credit.

6.  12% SERIES B AND SERIES D SENIOR SUBORDINATED NOTES

         On August 2, 1994, the Company completed a private placement issuance of $120 million in principal amount of 12% Series A Senior Subordinated Notes due in 2004. Proceeds from the issuance were used to partially finance the Initial Acquisitions. The privately placed debt was exchanged for public debt (designated Series B) on February 22, 1995.

         On June 1, 1995, the Company completed another private placement issuance of $40 million in principal amount of 12% Series C Senior Subordinated Notes due in 2004. Proceeds of $42.4 million from the issuance were used to finance the 1995 Acquisitions. These notes have an effective interest rate of 10.95%. The privately placed debt was exchanged for public debt (designated Series D) on September 10, 1995.

         Interest on the Notes is payable semiannually on February 1 and August 1 of each year, commencing on February 1, 1995 for the Series B Notes and August 1, 1995 for the Series D Notes. The Notes will mature on August 1, 2004. On or after August 1, 1999, the Notes may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest:

     Year                                         Redemption Price
      ----                                         ----------------
     1999.....................................         106%
     2000.....................................         104
     2001.....................................         102
     2002 and thereafter......................         100

         In addition, at any time on or prior to August 1, 1997, the Company may, subject to certain requirements, redeem up to $30 million of the Series B Notes and $10 million of the Series D Notes aggregate principal amounts with the net cash proceeds of one or more public equity offerings, at a price equal to 112% of the principal amount to be redeemed plus accrued and unpaid interest. On February 16, 1997 the Company exercised its right and redeemed $30 million in principal amount of the Series B Notes and $10 million in principal amount of the Series D Notes resulting in a loss on early extinguishment of debt of $4.8 million.

         In the event of a change in control, the Company would be required to offer to repurchase the Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest.

         The Notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt (including the Revolving Credit Facility). The Notes are guaranteed by each of the Company's existing and future subsidiaries other than any subsidiary designated as an unrestricted subsidiary (as defined). The Company may incur additional indebtedness, including borrowings under its $30 million Revolving Credit Facility (Note 5), subject to certain limitations.

                             AFTERMARKET TECHNOLOGY CORP.

6.  12% SERIES B AND SERIES D SENIOR SUBORDINATED NOTES (CONTINUED)

         The indenture under which the Notes were issued contains certain covenants that, among other things, limit the Company from incurring other indebtedness, issuing disqualified capital stock, engaging in transactions with affiliates, incurring liens, making certain restricted payments (including dividends), making certain asset sales, and permitting certain restrictions on the ability of its subsidiaries to make distributions. As of December 31, 1996, the Company was in compliance with such covenants.

7.  INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        DECEMBER 31
                                                   ----------    ----------
                                                     1995          1996
                                                   ----------    ----------
Deferred tax liabilities:
    Book basis of intangible assets
      in excess of tax amounts..................  $3,208,000    $4,630,000
    Other......................................      270,000       622,000
                                                   ----------    ----------
Total deferred tax liabilities..................   3,478,000     5,252,000
Deferred tax assets:
    Inventory obsolescence reserve.............      898,000     1,182,000
    Bad debt reserves..........................      545,000       778,000
    Product warranty accruals..................      438,000       312,000
    Other......................................      386,000           --
                                                   ----------    ----------
Total deferred tax assets.......................   2,267,000     2,272,000
                                                   ----------    ----------
Net deferred tax liability......................  $1,211,000    $2,980,000
                                                   ----------    ----------
                                                   ----------    ----------


         Significant components of the provision for income taxes attributable to operations are as follows:
                                                         YEAR ENDED
                               FIVE MONTHS ENDED         DECEMBER 31,
                                  DECEMBER 31,    -------------------------
                                      1994          1995           1996
                                   ----------     ----------    -----------
Current:
    Federal....................   $2,136,000     $4,429,000     $8,499,000
    State......................      379,000        764,000      1,147,000
                                   ----------     ----------    -----------
Total current...................   2,515,000      5,193,000      9,646,000
Deferred:
    Federal....................       53,000      1,137,000      1,621,000
    State......................       (3,000)       137,000        148,000
                                   ----------     ----------    -----------
Total deferred..................      50,000      1,274,000      1,769,000
                                   ----------     ----------    -----------
                                  $2,565,000     $6,467,000    $11,415,000
                                   ----------     ----------    -----------
                                   ----------     ----------    -----------

                             AFTERMARKET TECHNOLOGY CORP.

7.  INCOME TAXES (CONTINUED)


         The components of the provision for deferred income taxes are as follows:

                                          FIVE MONTHS        YEAR ENDED
                                              ENDED          DECEMBER 31,
                                          DECEMBER 31, ------------------------
                                              1994       1995          1996
                                           ----------  ----------   -----------
Amortization of intangible assets.........  $754,000  $1,759,000    $1,422,000
Inventory obsolescence reserve............  (483,000)   (333,000)     (284,000)
Bad debt reserves.........................   (85,000)   (223,000)     (233,000)
Product warranty accruals.................   (56,000)    (20,000)      126,000
Depreciation..............................     2,000     339,000       427,000
Other.....................................   (82,000)   (248,000)      311,000
                                           ----------  ----------   -----------
Provision for deferred income taxes.......   $50,000  $1,274,000    $1,769,000
                                           ----------  ----------   -----------
                                           ----------  ----------   -----------


         The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense is as follows:


                                                 FIVE MONTHS                          YEAR ENDED
                                                    ENDED                          DECEMBER 31, 1995
                                             --------------------     ---------------------------------------------
                                               DECEMBER 31, 1994                  1995                     1996
                                             --------------------     --------------------    ---------------------
                                               Amount     Percent       Amount    Percent       Amount     Percent
                                             ----------   -------     ----------   -------    -----------   -------
Tax at U.S. statutory rates...............  $2,159,000     35.0%     $5,588,000     35.0%     $9,700,000     35.0%
State income taxes, net of
 federal tax benefit......................     244,000      3.9         529,000      3.3         842,000      3.0
Other.....................................     162,000      2.7         350,000      2.2         873,000      3.2
                                             ----------   -------     ----------   -------    -----------   -------
                                            $2,565,000     41.6%     $6,467,000     40.5%    $11,415,000     41.2%
                                             ----------   -------     ----------   -------    -----------   -------
                                             ----------   -------     ----------   -------    -----------   -------



8.  COMMON AND PREFERRED STOCK

         On December 13, 1996, the Company amended and restated its charter to increase its authorized Common Stock to 30,000,000 shares and consummated a six-for-one stock split, and to increase its authorized Preferred Stock to 5,000,000 shares. The accompanying financial statements have been retroactively adjusted to reflect the stock split.

         The Company sold 4,025,000 shares of common stock through a public offering (Public Offering). The price per share for such Common Stock was $13.50 (Public Offering Price). At approximately the same time, the Company sold to General Electric Pension Trust (GEPT) $12.0 million of Common Stock (955,794 shares) in a private placement. The price per share for such privately placed Common Stock was the price per share paid by the Underwriters in the Public Offering ($12.555), that is the public offering price per share less Underwriters' discounts and commissions. Although GEPT received Common Stock which has not been registered under the Securities Act of 1933, it also received a "demand" registration right and a "piggyback" registration right with respect to such stock and 300,000 shares of Common Stock it currently owns, which rights are not exercisable until after June 14, 1997.

                             AFTERMARKET TECHNOLOGY CORP.

8.  COMMON AND PREFERRED STOCK (CONTINUED)

STOCK OPTION PLAN

         The Company adopted its 1994 Stock Incentive Plan (Plan) in July 1994 in order to provide incentives to employees and directors of the Company. The Company had reserved 1,800,000 shares of common stock for issuance under the plan. On September 19, 1996, the shareholders approved an amendment to the Plan to increase the number of shares available for issuance to 2,400,000. Options are generally granted at the fair value on the date of grant and vest over a period of time to be determined by the Board of Directors, generally from three to five years. The options expire 10 years from the date of grant.

         The following table summarizes the stock option activity:

                                               SHARES SUBJECT     PRICE
                                                  TO OPTION     PER SHARE
                                               --------------  -----------
    Granted in 1994.....................         1,403,514     $     1.67
                                               --------------
 Balance, December 31, 1994..............        1,403,514           1.67
    Granted in 1995.....................           123,264           1.67
                                               --------------
 Balance, December 31, 1995..............        1,526,778           1.67
    Granted in 1996.....................           745,440           4.67
                                               --------------
 Balance, December 31, 1996..............        2,272,218     $1.67-4.67
                                               --------------
                                               --------------

         At December 31, 1996, 1,117,098 options are exercisable and 127,782 options remain available for future grant.

         In connection with the prior acquisitions, warrants to purchase
350,880 shares of common stock at $1.67 per share were issued to two individuals. The warrants are exercisable through 2004. The Company has also issued a warrant to one member of the Board of Directors to purchase 70,176 shares of common stock at $1.67 per share, the fair value of the common stock on the date of grant.

         At December 31, 1996, the Company had 2,821,056 shares of common stock reserved for the exercise and future granting of stock options and warrants.

         Following the completion of the Public Offering, the Company redeemed its outstanding Preferred Stock.

9.  EMPLOYEE RETIREMENT PLAN

         The Company sponsors several defined contribution plans to provide substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements. Contributions are made on a before-tax basis to substantially all of these plans.

         As determined by the provisions of each plan, the Company matches a portion of the employees' basic voluntary contributions. Company matching contributions to the plans were approximately $65,000, $108,000, and $206,000 for the plan years ending in 1994, 1995, and 1996, respectively. The net assets of these plans approximated $2.6 million as of the 1996 plan year ends.

                             AFTERMARKET TECHNOLOGY CORP.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company leases certain facilities under various operating lease agreements, which expire on various dates through 2004. Leases that expire generally are expected to be renewed or replaced by other leases. Future minimum lease payments as of December 31, 1996 are as follows:

    YEAR ENDING DECEMBER 31
     -----------------------
    1997............................................. $  5,062,498
    1998.............................................    4,230,712
    1999.............................................    3,383,449
    2000.............................................    2,690,464
    2001.............................................    2,369,592
    Thereafter.......................................    4,042,372
                                                       ------------
                                                       $21,779,087
                                                       ------------
                                                       ------------

         Rent expense under operating leases approximated $1,159,000, $902,000, $3,114,999 and $4,582,000 for the seven months ended July 31, 1994, the five months ended December 31, 1994, and the years ended December 31, 1995 and 1996, respectively.

         Rent expense includes amounts paid to related parties of $254,000, $611,000, and $940,000 for the five months ended December 31, 1994, the year ended December 31, 1995, and the year ended December 31, 1996, respectively.

         The Company is subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations. The operation of automotive parts remanufacturing plants involves environmental risks.

         Prior to the RPM Acquisition, the company from which RPM acquired its assets (the "Prior RPM Company") leased nine properties in the City of Azusa, California (the "Azusa Properties") from a general partnership consisting of the Prior RPM Company shareholders. The Azusa Properties are within an area which, as a result of regional groundwater contamination, has been designated by the Environmental Protection Agency (EPA) as the Baldwin Park Operable Unit ("BPOU") of the San Gabriel Valley Superfund Sites. The federal Superfund law (the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA")) both provides for the appropriate cleanup of contaminated sites and assigns liability for the cost of such cleanups. The parties held responsible for cleanup costs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators. Liability for cleanup costs imposed against such "responsible parties" is strict, joint and several. However, such costs are typically allocable among responsible parties through settlement or litigation based on factors including each particular party's relative contribution of contaminants to the site and ability to pay.

         The EPA has proposed a groundwater treatment system as an interim remedial measure for the BPOU. The EPA has estimated that it will cost approximately $47 million to construct this system and approximately $4 million per year for an indefinite period to operate it. The Company has not independently evaluated this estimate, and the actual cost may vary substantially from this estimate. In addition, the EPA has incurred substantial costs to date and will likely continue to incur such costs in overseeing the implementation of remedial measures. The EPA has informally estimated that these costs may be in excess of $1 million. Further, if the EPA determines that the interim remedial measures are not adequate, additional costs could be incurred. As discussed above, the "responsible parties" for this site could be held liable for these EPA costs. In addition to

                             AFTERMARKET TECHNOLOGY CORP.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

cleanup costs, the responsible parties may be required to pay for damages for injuries to natural resources such as soil, groundwater, or wildlife caused by the contamination at the BPOU. To date, the government agencies authorized to claim natural resource damages for this site have not made any assessment of the value, if any, of such damages. In 1993, the EPA notified the Prior RPM Company, the general partnership consisting of the Prior RPM Company shareholders which owns the Azusa Properties and approximately 100 other entities that they may be potentially responsible parties ("PRPs") for the San Gabriel Valley Superfund Sites as present or former owners or operators of properties located within that Site. In January 1995, the EPA sent letters to 16 of these parties with respect to 15 properties in the BPOU, describing four of those properties as apparently the "largest contributors to the groundwater contamination" and the remaining 11 properties as apparently in a range of moderate to lesser contributors. The letters identify the recipients as PRPs for the proposed interim remediation and request that they enter into negotiations to design, construct, and operate the cleanup remedy. The recipients of the letters included a general partnership comprised of the Prior RPM Company shareholders, which was informed that the EPA considers it responsible for two of the sites described as lesser to moderate contributors to the contamination.

         In conjunction with the federal and state environmental investigation of this area, the Prior RPM Company has been required by the California Regional Water Quality Control Board (the "Water Board") to conduct an investigation on the Azusa Properties. This investigation has detected soil contamination on certain of the Azusa Properties formerly leased by RPM and as a result, the Prior RPM Company is being required by the Water Board to undertake further investigations and may be required to undertake remedial action on those properties.

         For one year after the RPM Acquisition, the Company leased the Azusa Properties pursuant to leases which provide that the Company has not assumed any liabilities with respect to environmental conditions existing on or about these properties prior to the commencement of the lease period, although the Company could be held responsible for such liabilities under various legal theories. Since the RPM Acquisition, the Company has been engaged in negotiations with the EPA to settle any liability that it may have for this site. The RPM acquisition agreement provides that the Company did not assume any environmental liabilities associated with hazardous substances existing on or about the Azusa Properties occupied by the Prior RPM Company prior to the RPM Acquisition and that the Prior RPM Company and the Prior RPM Company shareholders will jointly and severally indemnify the Company for all liabilities or damages (other than consequential damages) that the Company may reasonably incur as a result of any claim asserted against the Company relating to unassumed environmental liabilities. There can be no assurance, however, that the Company would be able to make any recovery under any indemnification provisions. The Company also could become responsible if the conduct of its business contributed to any environmental contamination on these properties. The Company took steps to ensure that its business at these properties was conducted in compliance with applicable environmental laws and in a manner that does not contribute to any environmental contamination. Moreover, the Company has significantly reduced its presence at the site and has moved all manufacturing operations off-site. Since July 18, 1995, the Company's only real property interest in the Azusa Properties has been the lease of a 6,000 square foot storage and distribution facility. The Company believes, although there can be no assurance, that it will not incur any material liability as a result of the pre-existing environmental conditions.

         In connection with the CRS, Mascot, King-O-Matic, Aaron's, RPM, HTP, Mamco, Tranzparts, and Diverco acquisitions, the Company conducted certain investigations of these companies' facilities and their compliance with applicable environmental laws. The investigations, which included "Phase I" assessments by independent consultants of all manufacturing and certain distribution facilities, found that certain remedial, reporting, and other regulatory requirements, including certain waste management procedures, were not or may not have been satisfied. Based in part on the investigations conducted, and the indemnification provisions of the agreements entered into in connection with these acquisitions, the Company believes, although there can be no assurance, that its liabilities relating to these environmental matters will not have a material adverse effect, individually or in the aggregate, on the Company.

                             AFTERMARKET TECHNOLOGY CORP.

         The Company is also involved in several lawsuits which arise in the ordinary course of business which management believes will not have a material adverse effect, individually or in the aggregate, on the Company's consolidated financial position or results of operations.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of all financial instruments approximate their fair values at December 31, 1995 and 1996, except for the Series B and Series D subordinated debt.

         The fair values of the Company's Series B and Series D subordinated debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         The carrying amounts and fair values of these financial instruments at December 31 are as follows:

                                                1995                1996
                                         ------------------  ------------------
                                         CARRYING    FAIR    CARRYING    FAIR
                                          AMOUNT     VALUE    AMOUNT     VALUE
                                         --------  --------  --------  --------
                                                     (IN THOUSANDS)
12% subordinated notes (Series B)....... $120,000  $126,600  $120,000  $126,900
12% subordinated notes (Series D).......   40,000    42,200    40,000    42,300

12. SIGNIFICANT CUSTOMER

         For the seven months ended July 31, 1994, the five months ended December 31, 1994, the year ended December 31, 1995, and the year ended
December 31, 1996, sales to one customer accounted for 43%, 45%, 35%, and 37% of net sales, respectively. Additionally, at December 31, 1995 and 1996, this customer accounted for approximately 46% and 51% of accounts receivable, respectively. No other customer accounted for more than 10% of net sales in any period.

13. SUBSEQUENT EVENTS

         On February 14, 1997 the Company terminated its $30 million revolving credit facility and replaced it with a new $100 million revolving credit facility with The Chase Manhattan Bank, as agent, (New Revolving Credit Facility) to finance the Company's working capital requirements, future acquisitions, and other general corporate needs. Amounts advanced under the New Revolving Credit Facility are secured by substantially all assets of the Company and will become due on December 31, 2001, although the Company may prepay outstanding advances in whole or in part without incurring any premium or penalty. The New Revolving Credit Facility contains several covenants, including levels of net worth, leverage, EBITDA, and cash flow coverage, and certain limits on the Company to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), make asset sales, make investments, issue stock, and engage in transactions with affiliates of the Company and its subsidiaries.

                             AFTERMARKET TECHNOLOGY CORP.

14. QUARTERLY RESULTS (UNAUDITED)

                                                 Quarter
                                   -------------------------------------
                                   First    Second     Third    Fourth
                                   -------  --------   -------  --------
1995
----
 Net sales....................... $40,638   $45,094   $46,740   $58,187
 Gross profit....................  15,668    18,066    16,686    24,740
 Net income......................   1,953     2,924     1,344     3,278
 Pro forma earnings per share....   $0.14     $0.20     $0.09     $0.22


1996
----
 Net sales....................... $64,146   $66,873   $68,287   $73,572
 Gross profit....................  25,788    25,063    25,998    29,219
 Net income......................   4,399     3,891     4,051     3,958
 Pro forma earnings per share....   $0.28     $0.25     $0.26     $0.23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the name, age and position with the Company of each of the persons who serve as directors and executive officers of the Company. Each director of the Company will hold office until the next annual meeting of stockholders of the Company or until his successor has been elected and qualified. Officers of the Company are elected by the Board of Directors of the Company and serve at the discretion of the Board.

         NAME                AGE            POSITIONS
          ----                ---            ---------
     William A. Smith         51       Chairman of the Board of Directors
     Stephen J. Perkins       49       President, Chief Executive Officer and
                                       Director
     John C. Kent             45       Chief Financial Officer
     Wesley N. Dearbaugh      45       President and General Manager,
                                       Independent Aftermarket
     James R. Wehr            43       President, Aaron's
     Michael L. LePore        43       President, CRS
     Robert Anderson          75       Director
     Richard R. Crowell       42       Director
     Mark C. Hardy            33       Director
     Dr. Michael J. Hartnett  51       Director
     William E. Myers, Jr.    37       Director
     Gerald L. Parsky         55       Director
     Richard K. Roeder        48       Director

         WILLIAM A. SMITH has been the Chairman of the Board of Directors since July 1994. Mr. Smith was the President and Chief Executive Officer of the Company from July 1994 until October 1996. From March 1993 to July 1994,
Mr. Smith served as a consultant to ACP in connection with the Initial Acquisitions. From March 1992 to March 1993, Mr. Smith was President of the Rucker Fluid Power Division of Lucas Industries, plc. From October 1988 to
March 1992, Mr. Smith was Vice President of Parts Operations for Navistar International Transportation Corporation, a truck engine manufacturer, where
Mr. Smith managed its aftermarket parts business, including four new aftermarket business lines. From July 1985 to October 1988, Mr. Smith served as President for Labinal, Inc., a French automotive and aerospace equipment manufacturer, where he was in charge of its North American operations. From 1979 to 1985, Mr. Smith was Vice President of Marketing of the Cummins Diesel Recon business, Cummins Engine Company's aftermarket remanufacturing division. From 1972 to 1979, Mr. Smith held several director level positions at Cummins Engine Company covering distribution, technical service, service training, market planning, parts marketing, service publications and warranty administration.

         STEPHEN J. PERKINS was elected as the President and Chief Executive Officer of the Company in October 1996. From February 1992 to October 1996, Mr. Perkins was President and Chief Executive Officer of Senior Flexonics, an international division of Senior Engineering, plc. Senior Flexonics included 20 operations in 13 countries which manufactured and distributed engineered flexible tubular products for the automotive, aerospace and industrial markets. From September 1983 to February 1992, Mr. Perkins was President and Chief Executive Officer of Flexonics, Inc., the privately held predecessor of Senior Flexonics. From March 1979 to September 1983, Mr. Perkins was the Director of Manufacturing and then Vice President and General Manager of the Flexonics Division of what is now Allied Signal. From July 1971 to March 1979, Mr. Perkins held several management positions in manufacturing at multiple facilities for the Steel Tubing Group of Copperweld Corporation. Mr. Perkins began his career with U.S. Steel as an Industrial Engineer.

         JOHN C. KENT became Chief Financial Officer of the Company in
July 1994. From March 1990 to July 1994, Mr. Kent was Vice President, Finance and Chief Financial Officer of Aerotest, Inc., an aircraft maintenance and modification company. In March 1995, Aerotest filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The Aerotest bankruptcy proceedings are still pending. From 1987 to March 1990, Mr. Kent was an Assistant Treasurer at Security Pacific Auto Finance. From 1978 to 1987 Mr. Kent served in several capacities at Western Airlines, Inc., including Director of Cash and Risk Management.

         WESLEY N. DEARBAUGH joined ATC as President and General Manager of Independent Aftermarket in June 1996. From 1993 to June 1996, Mr. Dearbaugh was a Partner and Vice President of Marketing for Cummins, S.W., a multi-branch distributor of heavy duty parts and service. From 1992 to 1993, he was Vice President of Marketing for SEI, a large pension consulting firm. From 1983 to 1992, Mr. Dearbaugh held senior management and partner positions in value investment funds and limited partnerships. From 1979 to 1983, Mr. Dearbaugh held positions at Cummins Diesel Recon, Cummins Engine Company's Aftermarket Remanufacturing Division including General Manager of Fuel Systems, Director-Product Management, and Manager of Sales & Marketing. From 1974 to 1979, Mr. Dearbaugh held several positions in industrial engineering and technical sales at Atlas Crankshaft, a manufacturing division of Cummins Engine Company.

         JAMES R. WEHR has been President of Aaron's, since August 1990 and has responsibility for developing and maintaining the relationships between Aaron's and Chrysler, other OEMs and Western Auto. In 1983 Mr. Wehr founded
Intercont, Inc., a cleaning and testing equipment division of Aaron's. Mr. Wehr has been involved in the automotive aftermarket since 1969.

         MICHAEL L. LEPORE has been President of CRS since 1984. From 1976 to 1984 Mr. LePore was manager of U.S. Operations for Borg-Warner Parts and Service Division, a subsidiary of Borg Warner LTD U.K.

         ROBERT ANDERSON became a director of the Company in March 1997. Mr. Anderson has been associated with Rockwell International Corporation since 1968, where he has been Chairman Emeritus since 1990 and served previously as Chairman of the Executive Committee from 1988 to 1990 and as Chairman of the Board and Chief Executive Officer from 1979 to 1988. Mr. Anderson is a director of Gulfstream Aerospace Corporation, Optical Data Systems Company and Timken Company.

         RICHARD R. CROWELL became a director of the Company in July 1994.
Mr. Crowell is a founding partner and Managing Director of ACP. Prior to forming ACP in 1991, Mr. Crowell was a Managing Director of Rosecliff, Inc., the management company for Acadia Partners L.P. since its inception in 1987. Mr. Crowell is a also director of Astor Corporation.

         MARK C. HARDY became a director of the Company in July 1994. Mr. Hardy is a Vice President of ACP and joined ACP in June 1993. Prior to joining ACP, Mr. Hardy was an Associate at Bain & Company, a consulting firm. Mr. Hardy is also a director of Astor Corporation.

         DR. MICHAEL J. HARTNETT became a director of the Company in July 1994. Since March 1992 Dr. Hartnett has been Chairman, President and Chief Executive Officer of Roller Bearing Company of America, Inc., a manufacturer of ball and roller bearings that is controlled by an affiliate of ACP. Prior to joining Roller Bearing in 1990 as General Manager of its Industrial Tectonics subsidiary, Dr. Hartnett spent 18 years with The Torrington Company, a bearing manufacturer.

         WILLIAM E. MYERS, JR. became a director of the Company in July 1994. Mr. Myers has been, for more than the past five years, the Chairman of the Board and Chief Executive Officer of W.E. Myers and Company, a private merchant bank.

         GERALD L. PARSKY became a director of the Company in March 1997. Mr. Parsky is the Chairman and a founding partner of ACP. Prior to forming ACP in 1991, Mr. Parsky was a senior partner and a member of the Executive and Management Committees with the law firm of Gibson, Dunn & Crutcher LLP. Prior to that, he served as an official with the United States Treasury Department and the Federal Energy Office, and as Assistant Secretary of the Treasury for International Affairs.

         RICHARD K. ROEDER became a director of the Company in July 1994.
Mr. Roeder is a founding partner and Managing Director of ACP. Prior to forming ACP in 1991, Mr. Roeder was a partner in the law firm of Paul, Hastings, Janofsky & Walker, where he served as Chairman of the firm's Corporate Law Department and a member of its National Management Committee. Mr. Roeder is a also director of Astor Corporation.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of any equity security of the Company to file reports of ownership and changes in ownership with the SEC and to furnish copies of these reports to the Company. Based solely on a review of the copies of the forms that the Company received, the Company believes that Forms 4 were not timely filed on January 10, 1997 by reporting persons to report (i) the purchase of shares in the Company's IPO and/or (ii) the redemption of preferred stock following the Reorganization, which purchases and redemptions occurred on December 20, 1996. These transactions were subsequently reported on Forms 5 that were timely filed on February 14, 1997, thereby correcting the oversight. The reporting persons who purchased shares in the IPO are William A. Smith, Stephen J. Perkins, John C. Kent, Wesley N. Dearbaugh, Michael L. LePore and Gerald L. Parsky. The reporting persons who's preferred stock was redeemed following the Reorganization are William A. Smith, James R. Wehr, Richard R. Crowell, Mark C. Hardy, Kurt B. Larsen (a former director), Gerald L. Parsky and Richard K. Roeder.

ITEM 11. EXECUTIVE COMPENSATION.

         COMPENSATION SUMMARY. The following table sets forth, for the period beginning with the commencement of the Company's operations in July 1994 and ending on December 31, 1994, and for the years ended December 31, 1995 and 1996, the cash compensation paid or awarded by the Company to the Chief Executive Officer, and the other four most highly compensated executive officers of ATC and its subsidiaries (the "Named Executive Officers").


                              SUMMARY COMPENSATION TABLE


                                                                                          LONG-TERM
                                                                    ANNUAL               COMPENSATION
                                                                 COMPENSATION              AWARDS
                                                           -------------------------    --------------
                                                                                          NUMBER OF
                                                                                          SECURITIES
                                                                                          UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR            SALARY($)      BONUS($)     OPTIONS(#)(1)  COMPENSATION($)
---------------------------                 ------         ----------     ----------    --------------  --------------
 William A. Smith (2)                       1996           $319,196       $315,803           --              --
  Chairman of the Board of Directors        1995            300,000            --            --              --
                                            1994            150,000            --        842,106        $250,000(3)

 Stephen J. Perkins (4)                     1996             70,385        125,000       498,000             --
  President and Chief Executive Officer     1995                --             --            --              --
                                            1994                --             --            --              --

 James R. Wehr                              1996            284,070        300,000           --              --
  President, Aaron's                        1995            258,000            --            --              --
                                            1994            109,000            --        140,352             --

 Michael L. LePore                          1996            226,520        181,745           --              --
  President, CRS                            1995            160,838(5)     179,038(6)     70,176             --
                                            1994            120,451        131,119           --              --

 John C. Kent                               1996            127,918        100,000        35,088             --
  Chief Financial Officer                   1995            124,615         12,000           --              --
                                            1994             56,154            --         70,176             --

 Kenneth A. Bear                            1996            107,467         80,000           --              --
  Executive Vice President and General      1995            103,200         60,000           --              --
 Manager, Aaron's                           1994             44,140         32,960        70,176             --



---------------
(1) Includes only options to purchase securities of the Company, which options were issued pursuant to the Stock Incentive Plan. Pursuant to the Stock Incentive Plan, the Compensation Committee of the Board of Directors determines the terms and conditions of each option granted.

(2) Mr. Smith served as the Company's Chief Executive Officer until October
    1996.

(3) In July 1994 the Company paid Mr. Smith $250,000 for consultation services rendered in connection with the Initial Acquisitions.

(4) Mr. Perkins was appointed as the Company's President and Chief Executive Officer in October 1996. See "Management Compensation and Employment Agreements" below.

(5) Includes five months salary of $56,777 prior to the acquisition by the Company of CRS in April 1995.

(6) Includes $86,759 of bonus earned prior to the acquisition by the Company of CRS in April 1995.

         OPTION GRANTS. Shown below is information concerning grants of options issued by the Company to the Named Executive Officers for the year ended December 31, 1996.

                          OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                      POTENTIAL REALIZABLE
                                           INDIVIDUAL                                                       VALUE AT
                                             GRANTS                                                   ASSUMED ANNUAL RATES
                                 ---------------------------------                                             OF
                                   NUMBER OF         % OF TOTAL                                           STOCK PRICE
                                   SECURITIES         OPTIONS                                             APPRECIATION
                                   UNDERLYING        GRANTED TO       EXERCISE                          FOR OPTION TERM(1)
                                 OPTIONS GRANTED    EMPLOYEES IN        PRICE        EXPIRATION   -----------------------------
      NAME                             (#)           FISCAL YEAR      ($/SHARE)         DATE           5%($)          10%($)
      ----                       ----------------  ---------------   -----------    ------------  -------------  --------------
 William A. Smith. . . . . .           --                --              --             --             --              --
 Stephen J. Perkins. . . . .       498,000(2)          66.8%           $4.67         10/7/06      $1,462,608      $3,706,404
 James R. Wehr . . . . . . .           --                --              --             --             --              --
 John C. Kent. . . . . . . .        35,088(3)            4.7            4.67         10/1/06         103,052         261,145
 Michael L. LePore . . . . .           --                --              --             --             --              --
 Kenneth A. Bear . . . . . .           --                --              --             --             --              --



-------------

(1) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the Common Stock, continued employment of the optionee through the term of the options, and other factors.

(2) These options were granted under the Stock Incentive Plan. One third of the options vest and become exercisable on each of the first three anniversaries of the date of grant.

(3) These options were granted under the Stock Incentive Plan. One third of the options vest and become exercisable on the first, third and fifth anniversaries of the date of the grant.

         EXERCISES OF OPTIONS AND AGGREGATE YEAR-END OPTION VALUES. Shown below is information with respect to the year-end values of all options held by the Named Executive Officers. No Named Executive Officer exercised any options during the fiscal year ended December 31, 1996.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END OPTION VALUES



                             NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                            UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                          OPTIONS AT FISCAL YEAR-END     AT FISCAL YEAR-END (1)
                          --------------------------  --------------------------
 NAME                    EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
 ----                     -----------  -------------  ------------ -------------
 William A. Smith.......        842,106         --    $13,120,012           --
 Stephen J. Perkins.....           --       498,000           --     $6,264,840
 James R. Wehr..........         93,568      46,784     1,457,789       728,895
 John C. Kent...........         23,392      81,872       364,447     1,170,302
 Michael L. LePore......         23,392      46,784       364,447       728,895
 Kenneth A. Bear........         23,392      46,784       364,447       728,895

----------

(1) Calculated using closing price on December 31, 1996 of $17.25 per share.

MANAGEMENT COMPENSATION AND EMPLOYMENT AGREEMENTS

         William A. Smith has an employment agreement with the Company pursuant to which he serves as Chairman of the Board of Directors of the Company at an annual salary of $316,000 (subject to cost-of-living adjustments). The employment agreement with Mr. Smith contains a noncompete provision for a period of five years from the cessation of his employment with the Company and a nondisclosure provision which is effective for the term of the employment agreement and indefinitely thereafter. Mr. Smith is also entitled to participate in any bonus, incentive or other benefit plans provided by the Company to its employees.

         Stephen J. Perkins entered into an employment agreement with the Company effective as of October 7, 1996, pursuant to which he will serve as President and Chief Executive Officer of the Company at an annual salary of $300,000 for a period of three years. The employment agreement with Mr. Perkins contains a noncompete provision for a period of 18 months from the cessation of his employment with the Company and a nondisclosure provision which is effective for the term of the employment agreement and indefinitely thereafter.
Mr. Perkins is also entitled to participate in any bonus, incentive or other benefit plans provided by the Company to its employees.

         John C. Kent entered into an employment agreement with the Company effective as of October 1, 1996, pursuant to which he will serve as Chief Financial Officer of the Company at an annual salary of $150,000 for a period of three years. The employment agreement with Mr. Kent contains a noncompete provision for a period of 18 months from the cessation of his employment with the Company and a nondisclosure provision which is effective for the term of the employment agreement and indefinitely thereafter. Mr. Kent is also entitled to participate in any bonus, incentive or other benefit plans provided by the Company to its employees.

         James R. Wehr entered into an employment agreement with Aaron's effective as of August 2, 1994, pursuant to which he will serve as President of Aaron's at an annual salary of $260,000 (subject to cost-of-living adjustments which make the current annual salary approximately $274,000) for a period of three years, which Aaron's may renew annually for an additional one year term. The employment agreement and related agreements with Mr. Wehr contain a noncompete provision for a period ending August 1, 1999 and a nondisclosure provision which is effective for the term of his employment with Aaron's and indefinitely thereafter. Mr. Wehr is also entitled to participate in any bonus, incentive or other benefit plans provided by Aaron's to its employees.

         Michael L. LePore entered into an employment agreement with CRS effective as of June 1, 1995, pursuant to which he will serve as President of CRS at an annual salary of approximately $180,000 (subject to cost-of-living adjustments which make the current annual salary approximately $185,000) for a period of five years, which CRS may renew for an additional one year term. The employment agreement and related agreements with Mr. LePore contain a noncompete provision for a period ending June 1, 2002 and a nondisclosure provision which is effective for the term of his employment with CRS and indefinitely thereafter. Mr. LePore is also entitled to participate in any bonus, incentive or other benefit plans provided by CRS to its employees.

         Kenneth A. Bear entered into an employment agreement with Aaron's effective July 28, 1994, pursuant to which he will serve as Executive Vice President and General Manager of Aaron's at an annual salary of $104,000 for a period of three years, which Aaron's may renew annually for an additional one year term. The employment agreement with Mr. Bear contains a nondisclosure provision which is effective for the term of his employment with Aaron's and indefinitely thereafter. Mr. Bear is also entitled to participate in any bonus, incentive or other benefit plans provided by Aaron's to its employees.

         The Compensation Committee is also considering implementation of one or more forms of retirement or similar plans for its officers and employees. In addition, the Compensation Committee reviews the employment contracts described above on an annual basis.

         1996 STOCK INCENTIVE PLAN. In 1994, Holdings adopted the 1994 Stock Incentive Plan in order to provide incentives to employees and directors of the Company by granting them awards tied to the common stock of Holdings. In February 1995, the plan was amended to include non-employee directors and independent contractors. Upon effectiveness of the Reorganization, the plan became the stock incentive plan of ATC and was renamed the 1996 Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan is administered by the Compensation Committee, which has broad authority in administering and interpreting the Stock Incentive Plan. Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares (collectively, "Awards"). Options granted to employees under the Stock Incentive Plan may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify. An Award granted under the Stock Incentive Plan to an employee or independent contractor may include a provision terminating the Award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the Compensation Committee, any change of control of the Company.

         As of February 28, 1997, the Company had granted options to purchase an aggregate of up to 2,272,218 shares of Common Stock to officers and employees of the Company. The exercise price for these options to purchase an aggregate of 1,526,778 shares is $1.67 per share and $4.67 per share for options to purchase an aggregate of 745,440 shares. Each option is subject to certain vesting provisions. All options expire on the tenth anniversary of the date of grant.
As of February 28, 1997, the number of shares available for issuance pursuant to options not yet granted under the Stock Incentive Plan was 127,782. For certain information regarding options granted to officers of the Company, see "Security Ownership of Certain Beneficial Owners and Management."

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The members of the Compensation Committee are Richard K. Roeder, William A. Smith and Richard R. Crowell. Mr. Smith does not participate in any matters considered by the Committee relating to his compensation. Messrs. Roeder and Crowell are
(i) two of the three stockholders and directors of Aurora Advisors, Inc., the general partner of ACP, which is the general partner of Aurora Equity Partners, a significant stockholder of ATC, and (ii) two of the three stockholders and directors of Aurora Overseas Advisors, Ltd., the general partner of Aurora Overseas Capital Partners L.P., the general partner of Aurora Overseas Equity Partners I, L.P., also a significant stockholder of ATC. See "Security Ownership of Certain Beneficial Owners and Management." In addition, Messrs. Roeder and Crowell are two of the three managing directors of ACP, which provides management services to the Company pursuant to a management services agreement. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of each class of issued and outstanding voting securities of the Company, as of February 28, 1997, by each director of the Company, each of the Named Executive Officers, the directors and executive officers of the Company as a group and each person who at such time beneficially owned more than 5% of the outstanding shares of any class of voting securities of the Company.

                                                           NUMBER OF    VOTING
                                                           SHARES (1) PERCENTAGE
                                                          ------------ ---------
Aurora Equity Partners L.P. (Other beneficial owners:
  Richard R. Crowell, Richard K. Roeder and
  Gerald L. Parsky) (2)(4)(5). . . . . . . . . . . . .     11,772,339    69.3
Aurora Overseas Equity Partners I, L.P. (Other
  beneficial owners: Richard R. Crowell, Richard K.
  Roeder and Gerald L. Parsky) (3)(4)(5) . . . . . . .      5,519,889    32.5
General Electric Pension Trust(4). . . . . . . . . . .      2,018,652    11.9
  3003 Summer Street
  Stamford, CT 06905 . . . . . . . . . . . . . . . . .
William A. Smith (6)(7). . . . . . . . . . . . . . . .        895,984     5.0
Stephen J. Perkins (7)(8). . . . . . . . . . . . . . .          1,000       *
John C. Kent (7)(9). . . . . . . . . . . . . . . . . .         24,392       *
James R. Wehr (10)(11) . . . . . . . . . . . . . . . .        971,068     5.7
Michael L. LePore (12) . . . . . . . . . . . . . . . .         24,992       *
  400 Corporate Drive
  Mahwah, NJ 07430
Kenneth A. Bear (11)(12) . . . . . . . . . . . . . . .         23,692       *
Robert Anderson (13) . . . . . . . . . . . . . . . . .         18,918       *
  10877 Wilshire Boulevard, Suite 1405
  Los Angeles, CA 90024-4341
Richard R. Crowell (2)(3)(4)(14)(15) . . . . . . . . .     12,960,489    76.3
Mark C. Hardy (14)(15) . . . . . . . . . . . . . . . .          8,460       *
Dr. Michael J. Hartnett (16) . . . . . . . . . . . . .         70,176       *
  60 Round Hill Road
  Fairfield, CT 06430
William E. Myers, Jr. (16) . . . . . . . . . . . . . .        280,704     1.6
  2 North Lake Avenue, Suite 650
  Pasadena, CA 91101
Gerald L. Parsky (2)(3)(4)(14)(15)(17) . . . . . . . .     12,960,489    76.3
Richard K. Roeder (2)(3)(4)(14)(15). . . . . . . . . .     12,960,489    76.3
All directors and officers as a group (14 persons)(18)     15,259,787    83.2

-----------

 *  Less than 1%.

(1) The shares of Common Stock underlying options, warrants, rights or convertible securities that are exercisable as of February 28, 1997 or that will become exercisable within 60 days thereafter are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options, warrants, rights or convertible securities, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

(2) Includes 2,313,087 shares of Common Stock that are subject to an irrevocable proxy granted to Aurora Equity Partners L.P. ("AEP") and Aurora Overseas Equity Partners I, L.P. ("AOEP") by certain holders of Common Stock, including Messrs. Crowell, Hardy, Parsky, Roeder, certain other limited partners of AEP and certain affiliates of a limited partner of AOEP. The proxy terminates upon the transfer of such shares. AEP is a Delaware limited partnership the general partner of which is ACP, a Delaware limited partnership whose general partner is Aurora Advisors, Inc. ("AAI"). Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of AAI, are limited partners of ACP and may be deemed to beneficially share ownership of the Company's Common Stock beneficially owned by AEP and may be deemed to be the organizers of the Company under regulations promulgated under the Securities Act. Also includes the 2,018,652 shares of the Company's Common Stock held by General Electric Pension Trust ("GEPT"). See Footnote (4) below.

(3) Includes 2,313,087 shares of the Company's Common Stock that are subject to an irrevocable proxy granted to AEP and AOEP by certain holders of Common Stock, including Messrs. Crowell, Hardy, Parsky, Roeder, certain other limited partners of AEP and certain affiliates of a limited partner of AOEP. The proxy terminates upon the transfer of such shares. AOEP is a Cayman Islands limited partnership the general partner of which is Aurora Overseas Capital Partners, L.P. ("AOCP"), a Cayman Islands limited partnership whose general partner is Aurora Overseas Advisors, Ltd. ("AOAL"). Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of AOAL, are limited partners of AOCP and may be deemed to beneficially own the shares of the Company's Common Stock beneficially owned by AOEP. Also includes the 2,018,652 shares of the Company's Common Stock held by GEPT. See Footnote (4) below.

(4) With limited exceptions, GEPT has agreed to vote these shares in the same manner as AEP and AOEP vote their respective shares of the Company's Common Stock. This provision terminates upon the transfer of such shares.

(5) The address for this beneficial holder is West Wind Building, P.O. Box 1111, Georgetown, Grand Cayman, Cayman Islands, B.W.I.

(6) Includes 842,106 shares of Common Stock subject to options granted under the Stock Incentive Plan that are exercisable as of February 28, 1997 or that will become exercisable within 60 days thereafter.

(7) The address for this beneficial holder is 33309 First Way South, Suite A-206, Federal Way, WA 98003.

(8) Excludes 498,000 shares of Common Stock subject to options granted under the Stock Incentive Plan that are not exercisable within 60 days of February 28, 1997.

(9) Consists of 23,392 shares of Common Stock subject to options granted under the Stock Incentive Plan that are exercisable as of February 28, 1997 or that will become exercisable within 60 days thereafter. Excludes 81,872 shares of Common Stock subject to options granted under the Stock Incentive Plan that are not exercisable within 60 days of February 28, 1997.

(10)Includes 93,568 shares of Common Stock subject to options granted under the Stock Incentive Plan that are exercisable as of February 28, 1997 or that will become exercisable within 60 days thereafter. Excludes 46,784 shares of Common Stock subject to options granted under the Stock Incentive Plan that are not exercisable within 60 days of February 28, 1997.

(11)The address for this beneficial holder is 2699 North Westgate, Springfield, MO 65803.

(12)Consists of 23,392 shares of Common Stock subject to options granted under the Stock Incentive Plan that are exercisable as of February 28, 1997 or that will become exercisable within 60 days thereafter. Excludes
    46,784 shares of Common Stock subject to options granted under the Stock Incentive Plan that are not exercisable within 60 days of February 28, 1997.

(13)Includes 4,290 shares held by Mr. Anderson's wife (including 2,790 shares held by her as trustee for her relatives), as to which Mr. Anderson disclaims beneficial ownership.

(14)The address for this beneficial holder is 1800 Century Park East, Suite 1000, Los Angeles, CA 90067.

(15)The holder of these shares has granted an irrevocable proxy covering these shares to AEP and AOEP.

(16)Consists of shares of Common Stock subject to exercisable warrants.

(17)Includes 2,000 shares held by Mr. Parsky's wife, as to which Mr. Parsky disclaims beneficial ownership.

(18)Includes 1,356,730 shares of Common Stock subject to warrants and employee stock options that are exercisable as of February 28, 1997 or that will become exercisable within 60 days thereafter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company believes the transactions described below that were entered into by the Company and its subsidiaries were beneficial to the respective companies, and were at least as favorable to the respective companies as could have been obtained from unaffiliated third parties pursuant to arms-length negotiations.

RELATIONSHIP WITH ACP

         Fees of approximately $1.1 million were paid to ACP for investment banking services provided in connection with the acquisitions of Mascot, CRS and King-O-Matic in 1995 and Tranzparts and Diverco in 1996. The Company has also agreed to pay to ACP a base annual management fee of approximately $530,000 for advisory and consulting services pursuant to a written management services agreement (the "Management Services Agreement"). ACP is also entitled to reimbursements from the Company for all of its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the Management Services Agreement. The base annual management fee is subject to increase, at the discretion of the disinterested members of the Company's Board of Directors, by up to an aggregate of $250,000 in the event the Company consummates one or more significant corporate transactions. The base annual management fee was not increased as a result of the acquisitions of CRS, Mascot, King-O-Matic, Tranzparts and Diverco. The base annual management fee is also subject to increase for specified cost of living increases. If the Company's EBITDA in any year exceeds management's budgeted EBITDA by 15.0% or more for that year, ACP will be entitled to receive an additional management fee equal to one half of its base annual management fee for such year. Because the Company's EBITDA did not exceed management's budgeted EBITDA by 15.0% in 1995 and 1996, ACP did not receive this additional management fee in 1995 or 1996. In the event the Company consummates any significant corporate transaction, ACP will be entitled to receive a closing fee from the Company equal to 2.0% of the first $75.0 million of the acquisition consideration (including debt assumed and current assets retained) and 1.0% of acquisition consideration (including debt assumed and current assets retained) in excess of $75.0 million. Notwithstanding the foregoing, no payment will be made to ACP pursuant to the Management Services Agreement at any time that certain events of default shall have occurred and be then continuing under either of the indentures governing the Company's senior subordinated notes or the Revolving Credit Agreement. The Management Services Agreement also provides that the Company shall provide ACP and its directors, employees, partners and affiliates with customary indemnification against all actions not involving gross negligence or willful misconduct. The base annual management fee payable to ACP will be reduced as the collective beneficial ownership of Common Stock by AEP and AOEP declines below 50%: for any period during which the collective beneficial ownership of AEP and AOEP is less than 50% but at least 40%, the base annual management fee payable for the period will be 80% of the original base annual management fee (as such original base annual management fee may previously have been adjusted due to discretionary increases by the Board of Directors or cost of living increases as described above, the "Original Fee"); for any period during which AEP's and AOEP's collective beneficial ownership is less than 40% but at least 30%, the base annual management fee payable for the period will be 60% of the Original Fee; and for any period during which the collective beneficial ownership of AEP and AOEP is less than 30% but at least 20%, the base annual management fee payable for the period will be 40% of the Original Fee. If AEP's and AOEP's collective beneficial ownership declines below 20%, the Management Services Agreement will terminate. For information regarding the general and certain of the limited partners of ACP, see "Security Ownership of Certain Beneficial Owners and Management."

         In October 1996, the Company granted options for an aggregate of 48,000 shares to certain directors and consultants of the Company who are employees of ACP, including Mr. Hardy.

FACILITY LEASES

         In connection with its acquisition of Aaron's, the Company entered into a lease with an affiliate of James R. Wehr for Aaron's headquarters and primary remanufacturing facility located in Springfield, Missouri with an initial term beginning January 1, 1994 and expiring December 31, 2004, subject to the Company's option to extend the term for a period of five years. The monthly base rent is $33,105 and the Company is responsible for paying property taxes, insurance and maintenance expenses for the leased premises. The Company also entered into three leases with affiliates of Mr. Wehr for three manufacturing facilities comprising approximately 84,000 square feet for an aggregate rent of $12,000 per month with an initial term beginning January 1, 1994 and expiring December 31, 1996 and December 31, 1998 (depending upon the facility), subject to the Company's option to extend the term of the lease for a 30,000 square foot facility for one successive period of five years through December 31, 2003. In November 1994, the Company entered into another lease with the same parties for a 98,800 square foot storage facility for monthly rent of $7,300 per month. The initial term of the lease expired during 1995 and pursuant to its terms, continues as a month-to-month lease until terminated. In January 1996, the Company entered into a new lease with an affiliate of Mr. Wehr' for Aaron's 200,000 square foot core storage facility for an initial term of ten years, expiring October 31, 2006, with an option to renew for five years. The base monthly rent is currently $36,667 for the initial term, with specified increases every three years. The Company is also required to pay taxes, maintenance and operating expenses. On January 1, 1997 the Company entered into a three-year lease with an affiliate of Mr. Wehr for a 60,430 square foot facility used for core storage, warehousing and office space for rent of $5,973 per month. The Company also leases from Mr. Wehr eight acres adjacent to the manufacturing facility in Joplin, Missouri. This acreage is used for employee parking at the manufacturing facility. The lease was entered into on July 1, 1996 and expires on June 30, 2006 with a monthly base rent of $1,265. The Company is responsible for paying property taxes, insurance and maintenance expenses for each of these leased premises. Mr. Wehr is an executive officer of the Company.

PAYMENT OF PREFERRED STOCK REORGANIZATION CONSIDERATION

         In connection with the formation of Holdings, in July and August 1994 it issued Holdings Preferred Stock to each purchaser of its common stock for consideration of $100 per share, totaling an aggregate of 200,000 outstanding shares. In the Reorganization, each outstanding shares of Holdings preferred stock was converted into one share of the Company's Preferred Stock, following which the Preferred Stock was redeemed for an amount in cash equal to $100.00 plus an amount in cash equal to accrued and unpaid dividends on the Holdings Preferred Stock to the date of the Reorganization. Messrs. Smith, Wehr, Anderson, Crowell, Hardy, Parsky and Roeder (each of whom is a director and/or executive officer of the Company) held the following numbers of shares of Preferred Stock, respectively: 563; 11,250; 188; 1,264; 109; 1,401; and 243.
Upon redemption of such shares, Messrs. Smith, Wehr, Anderson, Crowell, Hardy, Parsky and Roeder received the following amounts, respectively: $70,765; $1,414,051; $23,630; $159,195; $13,701; $176,403; and $30,596. AEP and AOEP
originally purchased 95,392 and 15,233 shares of Preferred Stock, respectively, which were subsequently distributed to their general and limited partners, including AOCP and ACP, which received $19,183 and $120,159, respectively, upon redemption of ATC's Preferred Stock.

REGISTRATION RIGHTS

         The holders of the Company's Common Stock outstanding before the IPO have been granted certain "demand" and "piggyback" registration rights pursuant to a Stockholders Agreement. In addition, GEPT was granted certain "demand" and "piggyback" registration rights with respect to 300,000 shares of Common Stock owned by GEPT and 955,794 shares sold to GEPT in a private placement concurrently with the IPO.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits:

         1.   Financial Statements Index

         See Index to Financial Statements and Supplemental Data on page 16.

         2.   Financial Statement Schedules Index

         II -- Valuation and Qualifying Accounts.......................S-1

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3.   Exhibit Index

         The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.


 EXHIBIT
 NUMBER  DESCRIPTION
 -------  -----------
 *3.1 Amended and Restated Certificate of Incorporation of Aftermarket Technology Corp.
 *3.2    Certificate of Designations, Preferences, and Relative, Participating,
              Option and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of
              Redeemable Exchangeable Cumulative Preferred Stock of Aftermarket Technology Corp.
 *3.3    Amended and Restated Bylaws of Aftermarket Technology Corp.
  4.1    Indenture, dated August 2, 1994, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A.), as Trustee for the Series B Notes (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)
  4.2    Indenture, dated June 1, 1995, among Aftermarket Technology Corp., the
              Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A.), as Trustee for the Series D Notes (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on June 21, 1995, Commission File No. 33-93776, and incorporated herein by this reference)
  4.3    First Supplemental Indenture, dated as of February 23, 1995, among
              Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A.), as Trustee for the Series B Notes (previously filed as
              Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-6697, and incorporated herein by this reference)
  4.4    Second Supplemental Indenture, dated as of June 1, 1995, among
              Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American
              Bank N.A.), as Trustee for the Series B Notes (previously filed as Exhibit 4.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission
              File No. 333-5597, and incorporated herein by this reference)
  4.5    Third Supplemental Indenture to the Series B Indenture and First
              Supplemental Indenture to the Series D Indenture, dated as of July 25, 1996, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A.), as Trustee for the Notes (previously filed as Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

  10.1   Stockholders Agreement, dated as of August 2, 1994, among Holdings, and certain of its stockholders, optionholders and warrant holders (the "Stockholders Agreement") (previously filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)
  10.2   Amendment No. 1 to the Stockholders Agreement, dated as of June 24,
              1996 (previously filed as Exhibit 10.38 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on November 6, 1996, Commission File No. 333-5597, and incorporated herein by this reference)
  10.3   Amendment No. 2 to the Stockholders Agreement, dated as of October 24,
              1996 (previously filed as Exhibit 10.39 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on November 6, 1996, Commission File No. 333-5597, and incorporated herein by this reference)
 *10.4   Amendment No. 3 to Stockholders Agreement, dated as of December 4,
              1996
 *10.5   Amendment No. 4 to Stockholders Agreement, dated as of December 16,
              1996
 *10.6   Credit Agreement, dated as of February 14, 1996, among Aftermarket
              Technology Corp., the Lenders from time to time parties thereto and The Chase Manhattan Bank (the "Credit Agreement")
 *10.7   Guarantee and Collateral Agreement, dated as of February 14, 1996, by
              Aftermarket Technology Corp. and each of the signatories thereto in favor of The Chase Manhattan Bank as Agent for the banks and other financial institutions from time to time parties to the Credit Agreement
 *10.8   Amended and Restated Tax Sharing Agreement, dated as of December 20,
              1996, among Aftermarket Technology Holdings Corp., Aaron's Automotive Products, Inc., ATC Components, Inc., CRS Holdings Corp., Diverco Acquisition Corp., H.T.P., Inc., Mamco Converters, Inc., R.P.M. Merit, Inc. and Tranzparts Acquisition Corp.
  10.9   Amended and Restated Management Services Agreement, dated as of
              November 18, 1996, by and among Aftermarket Technology Corp., the subsidiaries of Aftermarket Technology Corp., and Aurora Capital Partners L.P. (previously filed as Exhibit 10.4 to Amendment No.
              4 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)
 *10.10  Aftermarket Technology Corp. 1996 Stock Incentive Plan
  10.11  Form of Incentive Stock Option Agreement (previously filed as Exhibit
              10.36 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)
  10.12  Form of Non-Qualified Stock Option Agreement (previously filed as
              Exhibit 10.37 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)
  10.13  Employment Agreement, dated as of October 7, 1996, between Aftermarket
              Technology Corp. and William A. Smith (previously filed as
              Exhibit 10.6 to the Company's Registration Statement on
              Form S-4 filed on November 30, 1994, Commission File
              No. 33-86838, and incorporated herein by this reference)
  10.14  Employment Agreement, dated as of October 7, 1996, between Stephen J.
              Perkins and Aftermarket Technology Corp. (previously filed as
              Exhibit 10.35 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)
  10.15  Employment Agreement, dated as of October 1, 1996, between John C.
              Kent and Aftermarket Technology Corp. (previously filed as
              Exhibit 10.7 to Amendement No. 2 to the Company's Registration Statement on Form S-1 filed on November 6, 1996, Commission
              File No. 333-5597, and incorporated  herein by this reference)
  10.16  Employment Agreement, dated August 2, 1994, between James R. Wehr and
              Aaron's Automotive Products, Inc. (previously filed as Exhibit
              10.9 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)
  10.17  Employment Agreement, dated as of June 1, 1995, between Michael L.
              LePore and Component Remanufacturing Specialists, Inc. (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-4 filed on June 21, 1995, Commission File No. 33-93776, and incorporated herein by this reference)

 *10.18  Amended and Restated Warrant Certificate, dated as of August 2, 1994, for 280,704 warrants issued to William E. Myers, Jr.
 *10.19  Amended and Restated Warrant Certificate, dated as of August 2, 1994, for 70,176 warrants issued to Brian E. Sanderson
 *10.20  Amended and Restated Warrant Certificate, dated June 24, 1996, for
              70,176 warrants issued to Michael J. Hartnett
  10.21  Stock Purchase Agreement, dated May 16, 1994, by and among C.R. Wehr,
              Jr., Rev. Liv. Trust, James R. Wehr, Aaron's Automotive Products, Inc. and AAP Acquisition Corp. (previously filed as Exhibit 10.14 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)
  10.22  Stock Purchase Agreement, dated July 21, 1994, by and among John B.
              Maynard, Kenneth T. Hester, H.T.P., Inc. and HTP Acquisition Corp. (previously filed as Exhibit 10.15 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)
  10.23  Stock Purchase Agreement, dated July 21, 1994, by and among John B.
              Maynard, Mamco Converters, Inc. and Mamco Acquisition Corp. (previously filed as Exhibit 10.16 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)
  10.24  Asset Purchase Agreement, dated June 24, 1994, by and among RPM Merit,
              Donald W. White, John A. White, The White Family Trust and RPM Acquisition Corp. (previously filed as Exhibit 10.17 to the Company's Registration Statement on Form S-4 filed on
              November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)
  10.25  Agreement and Plan of Merger and Reorganization, dated May 10, 1995, by and among Component Remanufacturing Specialists, Inc., James
              R. Crane, Michael L. LePore, Aftermarket Technology Corp., CRS Holdings Corp. and CRS Acquisition Corp. (previously filed as
              Exhibit 2 to the Company's Current Report on Form 8-K filed on June 15, 1995, Commission File No. 33-80838-01, and incorporated herein by this reference)
  10.26  Stock Purchase Agreement, dated June 9, 1995, by and among Dianne
              Hanthorn, Jobian Limited, Randall Robinson, Barry E. Schwartz, Bradley Schwartz, Angela White, John White, Incorporated Investments Limited, Glenn M. Hanthorn, Guido Sala and Tony Macharacek, Mascot Truck Parts Inc. and Mascot Acquisition
              Corp. (previously filed as Exhibit 10.22 to the Company's Registration Statement on Form S-4 filed on June 21, 1995, Commission File No. 33-93776, and incorporated herein by this reference)
  10.27  Stock Purchase Agreement, dated September 12, 1995, by and among
              Gordon King, 433644 Ontario Limited, 3179338 Canada Inc., King-O-Matic Industries Limited, KOM Acquisition Corp. and Aftermarket Technology Corp. (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by this reference)
  10.28  Stock Purchase Agreement, dated as of April 2, 1996, by and among the
              Charles T. and Jean F. Gorham Charitable Remainder Trust dated March 27, 1996, Charles T. Gorham, J. Peter Donoghue, Tranzparts, Inc. and Tranzparts Acquisition Corp. (previously filed as Exhibit
              10.23 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File
              No. 333-5597, and incorporated herein by this reference)
  10.29  Stock Purchase Agreement, dated as of October 1, 1996, by and among
              Robert T. Carren Qualified Annuity Trust, Robert T. Carren, Diverco, Inc., and Diverco Acquisition Corp. (previously filed as Exhibit 10.34 to Amendment No. 1 to the Company's
              Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)
 *10.30  Stock Purchase Agreement, dated as of January 31, 1997, by and among
              S. Jay Wilemon, Ricki J. Wilemon, Bradley J. Wilemon, Corby L. Wilemon, Replacement & Exchange Parts Co., Inc., Aftermarket Technology Corp. and Repco Acquisition Corp.
  10.31  Lease, dated February 24, 1995, between 29 Santa Anita Partnership
              L.P. and Replacement Parts Manufacturing with respect to property located at 12250 E. 4th Street, Rancho Cucamonga, California (previously filed as Exhibit 10.24 to Amendment No.
              2 to the Company's Registration Statement on Form S-1 filed on November 6, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

  10.32  Lease, dated January 1, 1994, between CRW, Incorporated and Aaron's
              Automotive Products, Inc. with respect to property located at 2600 North Westgate, Springfield, Missouri (previously filed as
              Exhibit 10.4 to the Company's Registration Statement on Form
              S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)
  10.33  Lease Purchase Agreement, dated April 21, 1995, between Fleming
              Companies, Inc. and Aaron 's Automotive Products, Inc. with respect to property located at 3001 Davis Boulevard, Joplin, Missouri, as amended (previously filed as Exhibit 10.26 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on November 6, 1996, Commission File No. 333-5 597, and incorporated herein by this reference)
  10.34  Sublease, dated April 20, 1994, between Troll Associates, Inc. and
              Component Remanufacturing Specialists, Inc. with respect to property located at 400 Corporate Drive, Mahwah, New Jersey (previously filed as Exhibit 10.40 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on November
              6, 1996, Commission File No. 333-5597, and incorporated herein by this reference)
  10.35  Sublease Modification and Extension Agreement, dated as of February
              28, 1996, between Olde Holding Company and Component Remanufacturing Specialists, Inc. with respect to property located at 400 Corporate Drive, Mahwah, New Jersey (previously filed as Exhibit 10.41 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on November 6, 1996, Commission File No. 333-55 97, and incorporated herein by this reference)
  10.36  Exchange and Registration Rights Agreement, dated August 2, 1994, by and among Aftermarket Technology Corp., the subsidiaries of Aftermarket Technology Corp., Chemical Securities Inc., and Donaldson, Lufkin & Jenrette Securities Corporation (previously filed as Exhibit 10.13 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-83868, and incorporated herein by this reference)
  10.37  Exchange and Registration Rights Agreement, dated June 1, 1995, by and among Aftermarket Technology Corp., the subsidiaries of Aftermarket Technology Corp., Chemical Securities Inc., and Donaldson, Lufkin & Jenrette Securities Corporation (previously filed as Exhibit 10.16 to the Company's Registration Statement on Form S-4 filed on June 21, 1995, Commission File No. 33-93776, and incorporated herein by this reference)
  10.38  Firstbank Lending Agreement, dated as of June 28, 1996, between Mascot
              Trust Parts Inc. and/or King-O-Matic Industries Ltd. and Bank of Montreal (previously filed as Exhibit 10.33 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)
  10.29  Stock Subscription Agreement, dated as of November 18, 1996, between
              Aftermarket Technology Corp. and the Trustees of the General Electric Pension Trust (previously filed as Exhibit 10.44 to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)
  *11.1  Computation of Pro Forma Net Income Per Share
  *21.1  List of Subsidiaries
  *23.1  Consent of Ernst & Young LLP, independent auditors

-----------
*   Filed herewith

(b) Reports on Form 8-K

         The Company filed no Reports on Form 8-K during the last quarter of the 1996 fiscal year.

(c) Refer to (a) 3 above.

(d) Refer to (a) 2 above.

                                      SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 1997.

                                  AFTERMARKET TECHNOLOGY CORP.


                                  By:   /S/  STEPHEN J. PERKINS
                                        -------------------------
                                       Stephen J. Perkins
                                       CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

        SIGNATURE                 TITLE                         DATE
--------------------------  -----------------------------  ------------------
 /S/ STEPHEN J. PERKINS
 -------------------------
     Stephen J. Perkins    Chief Executive Officer
                           (Principal Executive Officer)  March 14, 1997
 /S/ JOHN C. KENT
 -------------------------
     John C. Kent          Chief Financial Officer
                           (Principal Financial Officer)  March 14, 1997
 /S/ DANIEL C. BUIE
 -------------------------
     Daniel C. Buie        Corporate Controller
                           (Principal Accounting Officer) March 14, 1997
 /S/ WILLIAM A. SMITH
 -------------------------
     William A. Smith      Chairman of the Board of
                           Directors                      March 14, 1997
 /S/ ROBERT ANDERSON
 -------------------------
     Robert  Anderson      Director                       March 14, 1997

 /S/ RICHARD R. CROWELL
 -------------------------
     Richard R. Crowell    Director                       March 14, 1997

 /S/ MARK C. HARDY
 -------------------------
     Mark C. Hardy         Director                       March 14, 1997

 /S/ MICHAEL J. HARTNETT
 -------------------------
     Michael J. Hartnett   Director                       March 14, 1997

 /S/ WILLIAM E. MYERS, JR.
 -------------------------
     William E. Myers, Jr. Director                       March 14, 1997

 /S/ GERALD L. PARSKY
 -------------------------
     Gerald L. Parsky      Director                       March 14, 1997

 /S/ RICHARD K. ROEDER
 -------------------------
     Richard K. Roeder     Director                       March 14, 1997

                             AFTERMARKET TECHNOLOGY CORP.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                                 ADDITIONS
                                                                        ---------------------------
                                                           BALANCE AT     CHARGED TO    CHARGE TO
                                                          BEGINNING OF     COSTS AND      OTHER                       BALANCE AT END
                                                             PERIOD        EXPENSES      ACCOUNTS       DEDUCTIONS       OF PERIOD
                                                         ---------------------------------------------------------------------------
                     Combined:
Seven months ended July 31, 1994:
  Reserve and allowances deducted from asset accounts:
    Allowance for uncollectible accounts                   $324,750       $ 308,550      $     -       $  32,588(1)      $  600,712
                     Consolidated:
Five months ended December 31, 1994:
  Reserve and allowances deducted from asset accounts:
    Allowance for uncollectible accounts                    600,712         190,044            -          24,756(1)         766,000
    Reserve for inventory obsolescence                            -         785,603            -               -            785,603
                Year ended December 31, 1995:
  Reserve and allowances deducted from asset accounts:
    Allowance for uncollectible accounts                    766,000       1,239,138    1,216,529(2)      752,667(1)       2,469,000
    Reserve for inventory obsolescence                      785,603       1,034,259      294,442(2)            -          2,114,304
                Year ended December 31, 1996:
  Reserve and allowances deducted from asset accounts:
    Allowance for Uncollectible accounts                  2,469,000         667,857       14,594(2)    1,825,368(1)       1,326,476
    Reserve for inventory obsolescence                    2,114,304       1,411,013            -         784,543          2,740,774

(1) Accounts written off, net of recoveries

(2) Balances added through new acquisitionsh
