Form 10-Q
period 1997-03-31
AFTERMARKET TECHNOLOGY CORP
filed 1997-05-14
CIK 933405

==============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                   FORM 10-Q
(Mark One)
( X )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly  period ended  March 31, 1997

                                      OR

(   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from___________________to_________________


                          Commission File Number  0-21803

                           AFTERMARKET TECHNOLOGY CORP.
                 -----------------------------------------------------
                 (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                   95-4486486
---------------------------                   ------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


900 Oakmont Lane - Suite 100, Westmont, IL                60559
-------------------------------------------               -----
(Address of Principal Executive Offices)                 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 455-6000

Former Address, Changed Since Last Report:  33309 First Way South, Suite A-206,
                                            Federal Way, Washington  98003

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes (X) No (   )

As of April 30, 1997, there were 16,993,794 shares of common stock of the Registrant outstanding.

===============================================================================

                             AFTERMARKET TECHNOLOGY CORP.

                                      FORM 10-Q


                                  TABLE OF CONTENTS

                                                                   Page Number
PART I.       Financial Information

    Item 1.   Financial Statements:

              Consolidated Balance Sheets at March 31, 1997 (unaudited)
              and December 31, 1996............................. ....     3

              Consolidated Statements of Income (unaudited) for the Three
              Months Ended March 31, 1997 and 1996....................... 4

              Consolidated Statements of Cash Flows (unaudited) for the
              Three Months Ended March 31, 1997 and 1996................  5

              Notes to Consolidated Financial Statements................  6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................8

PART II.      Other Information

    Item 6.   Exhibits and Reports on Form 8-K........................... 11

    Exhibit No. 11. - Calculation of  Net Income Per Share................12

Signatures ................................................................13

EXHIBIT INDEX..............................................................14

Note: Items 1 - 5 of Part II are omitted because they are not applicable.

                           AFTERMARKET TECHNOLOGY CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                      March 31,   December 31,
                                                        1997          1996
                                                    ------------  ------------
                                                     (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                        $  3,930,983  $  46,498,249
   Accounts receivable, net                           44,177,636     38,779,538
   Inventories                                        67,838,394     60,586,056
   Prepaid and other assets                            2,526,288      2,916,197
   Deferred tax assets                                 2,387,665      2,272,000
                                                    ------------  -------------
Total current assets                                 120,860,966    151,052,040
Equipment and leasehold improvements:
   Machinery and equipment                            14,641,723     12,907,232
   Autos and trucks                                    2,070,548      2,012,450
   Furniture and fixtures                              2,007,110      1,552,660
   Leasehold improvements                              4,943,001      4,584,329
                                                    ------------  -------------
                                                      23,662,382     21,056,671
   Less accumulated depreciation and amortization     (4,268,803)    (3,574,276)
                                                    ------------  -------------
                                                      19,393,579     17,482,395

Debt issuance costs, net                               4,897,609      6,320,179
Cost in excess of net assets acquired, net           151,054,054    145,430,296
Other assets                                             616,407        461,714
                                                    ------------  -------------
Total assets                                        $296,822,615  $ 320,746,624
                                                    ------------  -------------
                                                    ------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                 $ 19,335,468  $  25,225,797
   Accrued payroll and related costs                   3,922,032      4,429,339
   Accrued interest payable                            2,574,996      7,995,405
   Other accrued expenses                              3,923,147      3,371,562
   Bank lines of credit                               29,412,907      4,334,686
   Income taxes payable                                1,007,655        321,299
   Due to former stockholders                          2,002,824      2,002,824
                                                    ------------  -------------
Total current liabilities                             62,179,029     47,680,912

12% Series B and D Senior Subordinated Notes         121,436,441    161,981,356
Deferred tax liabilities                               5,527,662      5,252,000

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000
   Issued and outstanding shares - none at
     March 31, 1997 and December 31, 1996,
     respectively                                              -              -
   Common stock, $.01 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 16,980,794
       at March 31, 1997 and December 31, 1996,
       respectively                                      169,808        169,808
     Additional paid-in capital                       81,379,860     81,379,860
     Retained earnings                                26,057,483     24,239,467
     Cumulative translation adjustment                    72,332         43,221
                                                    ------------  -------------
Total stockholders' equity                           107,679,483    105,832,356
                                                    ------------  -------------
Total liabilities and stockholders' equity          $296,822,615  $ 320,746,624
                                                    ------------  -------------
                                                    ------------  -------------

SEE ACCOMPANYING NOTES.

                           AFTERMARKET TECHNOLOGY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                   Three Months    Three Months
                                                      Ended           Ended
                                                    March 31,       March 31,
                                                       1997            1996
                                                   ------------    -------------
                                                            (Unaudited)

Net sales                                          $ 82,688,871    $  64,146,518
Cost of sales                                        51,113,124       38,359,022
                                                   ------------    -------------
Gross profit                                         31,575,747       25,787,496

Selling, general and
  administrative expense                             17,459,869       12,462,567
Amortization of intangible assets                       984,378          915,655
                                                   ------------    -------------

Income from operations                               13,131,500       12,409,274

Interest and other income                               701,479          222,118
Interest expense                                      4,523,722        5,064,175
                                                   ------------    -------------

Income before income taxes                            9,309,257        7,567,217
  and extraordinary item
Provision for income taxes                            3,741,926        3,168,416
                                                   ------------    -------------

Income before extraordinary item                      5,567,331        4,398,801

Extraordinary item - net of income tax
  benefit of $2,520,443 - Note 4                      3,749,315                -
                                                   ------------    -------------

Net income                                            1,818,016        4,398,801
                                                   ------------    -------------

Dividends accrued on preferred stock                          -          544,630
                                                   ------------    -------------

Net income available to common
  stockholders                                     $  1,818,016    $   3,854,171
                                                   ------------    -------------
                                                   ------------    -------------

Per share of common stock:
  Income before extraordinary item                 $       0.29    $        0.28
  Extraordinary item, net of tax                          (0.20)               -

                                                   ------------    -------------
  Net income per share                             $       0.09    $        0.28
                                                   ------------    -------------
                                                   ------------    -------------

  Shares used in calculation of
    net income per share                             19,263,391       15,441,679
                                                   ------------    -------------
                                                   ------------    -------------

SEE ACCOMPANYING NOTES.

                           AFTERMARKET TECHNOLOGY CORP.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   Three Months   Three Months
                                                      Ended          Ended
                                                    March 31,      March 31,
                                                       1997           1996
                                                   ------------   -------------
                                                           (Unaudited)

OPERATING ACTIVITIES:
Net Income                                         $  1,818,016    $  4,398,801
Adjustments to reconcile net income to
  net cash used in operating activities:
    Extraordinary item                                6,269,758               -
    Depreciation and amortization                     1,678,958       1,342,483
    Amortization of debt issuance costs                 220,109         205,314
    Increase in allowance for
      losses on accounts receivable                     164,851         145,188
    Loss (gain) on sale of equipment                     (7,175)          8,204
    Increase in net deferred tax liabilities            159,997         (14,501)
    Changes in operating assets and liabilities:
      Accounts receivable                            (4,379,633)     (2,454,368)
      Inventories                                    (1,337,698)     (5,182,561)
      Prepaid and other assets                          237,898        (234,145)
      Accounts payable and accrued expenses         (12,548,785)      1,075,749
                                                   ------------    ------------
Net cash used in operating activities                (7,723,704)       (709,836)

INVESTING ACTIVITIES:
Purchases of equipment                               (2,209,212)     (1,126,758)
Acquisition of companies, net of cash received      (12,184,068)              -
Proceeds from sale of fixed assets                       10,616           3,500
                                                   ------------    ------------
Net cash used in investing activities               (14,382,664)     (1,123,258)

FINANCING ACTIVITIES:
Redemption of senior subordinated notes             (40,000,000)              -
Premium paid on redemption of senior notes           (4,800,000)              -
Borrowings on bank lines of credit                   25,078,221         924,997
Payment of debt issuance costs                         (739,119)              -
                                                   ------------    ------------
Net cash provided by (used in) financing
  activities                                        (20,460,898)        924,997

                                                   ------------    ------------
Decrease in cash and cash equivalents               (42,567,266)       (908,097)

Cash and cash equivalents at beginning of period     46,498,249       8,755,691
                                                   ------------    ------------
Cash and cash equivalents at end of period         $  3,930,983    $  7,847,594
                                                   ------------    ------------
                                                   ------------    ------------

Cash paid during the period for:
  Interest                                         $  9,835,829    $  9,663,016
  Income taxes                                     $    305,511    $  1,563,943

SEE ACCOMPANYING NOTES.

                                AFTERMARKET TECHNOLOGY CORP.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2:  INVENTORIES

Inventories are stated at the lower of cost (first in, first out method) or market:
                        MARCH 31, 1997        DECEMBER 31, 1996
                        --------------        -----------------

    Raw materials.......$  33,038,742          $ 30,412,730
    Work-in-process.....    1,062,409             1,166,275
    Finished goods......   33,737,243            29,007,051
                        -------------          ------------
                        $  67,838,394          $ 60,586,056
                        -------------          ------------
                        -------------          ------------

Finished goods include purchased parts which are available for sale.

NOTE 3:  ACQUISITIONS

The Company acquired Tranzparts, Inc. for $4.0 million and Diverco, Inc. for $10.5 million on April 2, 1996 and October 1, 1996, respectively (collectively the "1996 Acquisitions"). In addition, on January 31, 1997 the Company acquired Repco Industries, Inc. for $11.8 million. These acquisitions have been accounted for as purchases. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The cost in excess of net assets acquired will be amortized on the straight line method over 40 years. The consolidated financial statements include the
operating results of each business from the date of acquisition.    Pro forma
information to reflect the 1996 Acquisitions and the acquisition of Repco Industries has not been presented because the effect of such acquisitions was not material to prior periods.

NOTE 4:  EXTRAORDINARY ITEM

The extraordinary item consists largely of a pre-tax charge of $5.7 million related to the early redemption of $40 million in principal amount of the Senior Subordinated Notes (including early redemption premium payments totaling $4.8 million). The extraordinary item also includes a pre-tax charge of $0.6 million related to the restructuring of the Company's revolving credit facility. Both events occurred in February 1997.

NOTE 5:  NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common equivalent shares outstanding using the treasury stock method. For the three month period ended March 31, 1996, a pro forma calculation was used in the computation of the weighted average number of shares outstanding. This calculation includes the estimated number of shares of common stock issued in the Company's initial public offering whose net proceeds were used to redeem the outstanding preferred stock including accrued dividends, and the common and common equivalent shares issued during the 12-month period prior to the filing of the Company's initial public offering.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in primary net income per share for the first quarter ended March 31, 1997 and March 31, 1996 of $0.02 and $0.04 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1996.

Income before extraordinary item increased 27.3% from $4.4 million for the three month period ended March 31, 1996 to $5.6 million for the three month period ended March 31, 1997. Revenue growth was achieved from all three customer groups, Original Equipment Manufacturers ("OEMs"), retail automotive parts stores, and the Independent Aftermarket. Approximately one-half of the revenue growth was from the Independent Aftermarket, primarily through three strategic acquisitions: Tranzparts, Diverco and Repco, which were acquired on April 2, 1996, October 1, 1996 and January 31, 1997, respectively. Internal growth was also achieved, particularly from the OEMs. In general, costs and expenses also increased; however, overall the Company was able to spread its overhead expenses over a larger revenue base, which contributed to the comparatively higher income before extraordinary item for the quarter.

Net income decreased from $4.4 million for the three month period ended March 31, 1996 to $1.8 million for the three month period ended March 31, 1997. The Company recorded a $3.7 million extraordinary charge, net of related income tax benefit, for the three month period ended March 31, 1997. The extraordinary charge related primarily to the early redemption of $40 million of the Company's Senior Subordinated Notes in February 1997, and to a lesser extent to the restructuring of the Company's revolving credit facility.

On a per share basis, income before extraordinary item increased from $0.28 per share for the three month period ended March 31, 1996 to $0.29 per share for the three month period ended March 31, 1997. As a result of the extraordinary charge, however, net income per share decreased from $0.28 to $0.09. The number of shares used in the per share calculations were 15.4 million for the three month period ended March 31, 1996 and 19.3 million for the three month period ended March 31, 1997. The increase in shares resulted primarily from the Company's initial public offering in December 1996.

NET SALES

Net sales increased $18.5 million or 29.0%, from $64.1 million for the three month period ended March 31, 1996 to $82.7 million for the three month period ended March 31, 1997. Of this increase, $10.6 million was due to internal growth and $7.9 million was due to the incremental net sales generated by the companies acquired in 1996 and 1997 (Tranzparts, Diverco and Repco).

The internal growth was generated primarily from increased sales volumes with existing OEM customers. To a lesser extent, internal growth was also generated by increased sales to the Independent Aftermarket and increased sales with retail customers.

Net sales to the Mopar Parts Division of Chrysler Corporation ("Chrysler") of $28.7 million for the three month period ended March 31, 1997 represented 34.7% of the Company's total net sales for the period, as compared to $23.2 million and 36.2% for the three month period ended March 31, 1996.

GROSS PROFIT

Gross profit as a percentage of net sales decreased from 40.2% for the three month period ended March 31, 1996 to 38.2% for the three month period ended March 31, 1997. The decrease in gross profit margin was largely attributable to increased raw material costs on OEM products, which the company was unable to pass on to its OEM customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $5.0 million or 40.0%, from $12.5 million for the three month period ended March 31, 1996 to $17.5 million for the three month period ended March 31, 1997. As a percentage of net sales, SG&A increased from 19.5% to 21.2%. The higher SG&A resulted largely from the ongoing incremental expenses of the companies acquired in 1996 and 1997 (Tranzparts, Diverco and Repco). In addition, the increased SG&A expenses were attributable to certain enhancements to the Company's infrastructure (including additional management and improved information systems), and additional selling and other variable overhead costs associated with the higher sales volume.

The Company also recorded a non-cash charge of $0.5 million in the first quarter of 1997 for deferred compensation expense relating to the difference between the exercise price and the intrinsic value for financial statement presentation purposes of employee stock options granted in October 1996, just prior to the Company's initial public offering. There was no corresponding charge recognized in the first quarter of 1996. In the future, the Company anticipates that it will recognize approximately $2.4 million of total additional non-cash deferred compensation expense relating to these options. Approximately $1.3 million of this amount will be recognized during the balance of 1997, $0.7 million in 1998, $0.3 million in 1999 and the remaining $0.1 million thereafter. These amounts are subject to potential adjustments resulting from exercise or early termination of the options.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased from $0.9 million for the three month period ended March 31, 1996 to $1.0 million for the three month period ended March 31, 1997. The increase resulted from the additional intangible assets arising from the acquisitions of Tranzparts, Diverco and Repco.

INCOME FROM OPERATIONS

Principally as a result of the factors described above, income from operations increased 5.6%, from $12.4 million for the three month period ended March 31, 1996 to $13.1 million for the three month period ended March 31, 1997. As a percentage of net sales, income from operations decreased from 19.3% to 15.8%.

INTEREST EXPENSE

Interest expense decreased from $5.1 million for the three month period ended March 31, 1996 to $4.5 million for the three month period ended March 31, 1997. The lower interest resulted from the net effect of the early redemption of $40 million of the Company's Senior Subordinated Notes in February 1997 offset to some extent by increased borrowings under the Company's revolving credit facility. The revolving credit facility carries a significantly lower effective interest rate than did the Senior Subordinated Notes.

EXTRAORDINARY ITEM

An extraordinary item in the amount of $6.3 million ($3.7 million, net of related income tax benefit of $2.5 million) was recorded in the three month period ended March 31, 1997. This amount has two components: first, a $5.7 million charge resulting from the early redemption of $40 million of the Company's Senior Subordinated Notes in February 1997, which included the payment of a 12% early redemption premium and the write-off of related debt issuance costs; and second, a $0.6 million charge for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.


LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents on hand of $3.9 million at March 31, 1997, representing a decrease in net cash of $42.6 million for the three month period then ended. Net cash used in operating activities was $7.7 million for the three month period, including the scheduled semi-annual interest payment of $9.6 million on the Senior Subordinated Notes made February 1, 1997. Net cash used in investing activities was $14.4 million for the period, including $12.2 million for the acquisition of Repco and $2.2 million in capital expenditures largely for remanufacturing equipment. Net cash used in financing activities was $20.5 million, including payments totaling $44.8 million in connection with the redemption of Senior Subordinated Notes and net borrowings of $25.1 million on bank lines of credit.

As of March 31, 1997, the Company had approximately $72.0 million available under its $100.0 million revolving credit facility.

The Company believes that cash on hand, cash flow from operations and existing borrowing capacity will be sufficient to fund its ongoing operations and its budgeted capital expenditures. In pursuing acquisitions, the Company will consider the effect any such acquisition costs may have on its liquidity. In order to consummate such acquisitions, the Company may accordingly need to seek to raise additional capital through additional borrowings or equity financing.

                             AFTERMARKET TECHNOLOGY CORP.

                            Part II.    Other Information



            Items 1 - 5 are not applicable.

            ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits
                     Exhibit 11  -  Calculation of net income per share
                (b)  Reports on Form 8-K
                     No reports were filed on Form 8-K during the quarter.

                            AFTERMARKET TECHNOLOGY CORP.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AFTERMARKET TECHNOLOGY CORP.

Date:    May 14, 1997             /s/ John C. Kent
---------------------             -------------------------------------
                                  John C. Kent, Chief Financial Officer


- John C. Kent is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

                             AFTERMARKET TECHNOLOGY CORP.

                                     EXIBIT INDEX


Exhibit                                                         Paper (P) or
Number                  Descripton                              Electronic (E)
-------                 -----------------------------------     --------------
11                      Calculation of Net Income Per Share          (P)

27                      Financial Data Schedule                      (E)