Form 10-Q
period 1997-06-30
AFTERMARKET TECHNOLOGY CORP
filed 1997-08-04
CIK 933405

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington,  D.C.  20549

                                      FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.


For the quarterly  period ended  June 30, 1997

                                          OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  ______________  to  ______________


                           Commission File Number  0-21803

                             AFTERMARKET TECHNOLOGY CORP.
                            -----------------------------
                (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                  95-4486486
-------------------------------        ------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

900 Oakmont Lane - Suite 100, Westmont, IL                      60559
------------------------------------------                 ----------------
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

As of July 31, 1997, there were 17,040,578 shares of common stock of the Registrant outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AFTERMARKET TECHNOLOGY CORP.

                                      FORM 10-Q


                                  TABLE OF CONTENTS


                                                                          Page Number
                                                                          -----------
PART I.       Financial Information

    Item 1.   Financial Statements:

              Consolidated Balance Sheets at June 30, 1997 (unaudited)
              and December 31, 1996........................................    3

              Consolidated Statements of Income (unaudited) for the Three
              and Six Months Ended June 30, 1997 and 1996 .................    4

              Consolidated Statements of Cash Flows (unaudited) for the
              Six Months Ended June 30, 1997 and 1996......................    5

              Notes to Consolidated Financial Statements ..................    6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................    8

PART II. Other Information

    Item 6.   Exhibits and Reports on Form 8-K ...........................    13

    Exhibit No. 11. - Calculation of  Net Income Per Share................    14

Signatures ................................................................   15

EXHIBIT INDEX..............................................................   16

Note:    Items 1 - 5 of Part II are omitted because they are not applicable.

                             AFTERMARKET TECHNOLOGY CORP.
                             CONSOLIDATED BALANCE SHEETS


                                                                          June 30,         December 31,
                                                                           1997                1996
                                                                      --------------      --------------
                                                                          (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                          $    4,507,699      $   46,498,249
   Accounts receivable, net                                               44,393,615          38,779,538
   Inventories                                                            69,097,688          60,586,056
   Prepaid and other assets                                                3,105,807           2,916,197
   Deferred tax assets                                                     2,339,371           2,272,000
                                                                      --------------      --------------
Total current assets                                                     123,444,180         151,052,040
Equipment and leasehold improvements:
   Machinery and equipment                                                16,570,660          12,907,232
   Autos and trucks                                                        2,129,739           2,012,450
   Furniture and fixtures                                                  2,428,293           1,552,660
   Leasehold improvements                                                  5,198,874           4,584,329
                                                                      --------------      --------------
                                                                          26,327,566          21,056,671
   Less accumulated depreciation and amortization                         (4,970,300)         (3,574,276)
                                                                      --------------      --------------
                                                                          21,357,266          17,482,395

Debt issuance costs, net                                                   4,677,816           6,320,179
Cost in excess of net assets acquired, net                               150,080,319         145,430,296
Other assets                                                                 426,403             461,714
                                                                      --------------      --------------
Total assets                                                          $  299,985,984      $  320,746,624
                                                                      --------------      --------------
                                                                      --------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                    $  18,662,496       $  25,225,797
   Accrued payroll and related costs                                       5,396,181           4,429,339
   Accrued interest payable                                                6,032,569           7,995,405
   Other accrued expenses                                                  4,220,521           3,371,562
   Bank lines of credit                                                   23,309,667           4,334,686
   Income taxes payable                                                    1,192,575             321,299
   Due to former stockholders                                                 69,609           2,002,824
                                                                      --------------      --------------
Total current liabilities                                                 58,883,618          47,680,912

12% Series B and D Senior Subordinated Notes                             121,386,865         161,981,356
Deferred tax liabilities                                                   6,034,470           5,252,000

Stockholders' equity:
     Preferred stock, $.01 par value:
       Authorized shares - 5,000,000
      Issued and outstanding shares - none at
       June 30, 1997 and December 31, 1996, respectively                         -                   -
     Common stock, $.01 par value:
       Authorized shares - 30,000,000
       Issued and outstanding shares - 17,034,578 and 16,980,794
       at June 30, 1997 and December 31, 1996, respectively                  170,346             169,808
     Additional paid-in capital                                           81,469,142          81,379,860
     Retained earnings                                                    31,968,993          24,239,467
     Cumulative translation adjustment                                        72,550              43,221
                                                                      --------------      --------------
Total stockholders' equity                                               113,681,031         105,832,356
                                                                      --------------      --------------
Total liabilities and stockholders' equity                            $  299,985,984      $  320,746,624
                                                                      --------------      --------------
                                                                      --------------      --------------

                                          -3-
SEE ACCOMPANYING NOTES.

                             AFTERMARKET TECHNOLOGY CORP.
                          CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended June 30,         Six Months Ended June 30,
                                               1997             1996             1997             1996
                                          ------------     ------------     ------------     ------------
                                                     (Unaudited)                      (Unaudited)

Net sales                                $  85,409,685    $  66,872,798   $  168,098,556   $  131,019,316
Cost of sales                               52,047,098       41,809,554      103,160,222       80,168,576
                                          ------------     ------------     ------------     ------------
Gross profit                                33,362,587       25,063,244       64,938,334       50,850,740

Selling, general and
  administrative expense                    18,276,583       12,663,140       35,736,452       25,125,707
Amortization of intangible assets            1,006,613          933,126        1,990,991        1,848,781
                                          ------------     ------------     ------------     ------------

Income from operations                      14,079,391       11,466,978       27,210,891       23,876,252

Interest and other income                      306,701          175,410        1,008,180          397,528
Interest expense                             4,498,950        5,113,743        9,022,672       10,177,918
                                          ------------     ------------     ------------     ------------

Income before income taxes
  and extraordinary item                     9,887,142        6,528,645       19,196,399       14,095,862

Provision for income taxes                   3,975,632        2,637,422        7,717,558        5,805,838
                                          ------------     ------------     ------------     ------------

Income before extraordinary item             5,911,510        3,891,223       11,478,841        8,290,024

Extraordinary item - net of income tax
  benefit of $2,520,443  -  Note 4                   -                -        3,749,315                -
                                          ------------     ------------     ------------     ------------

Net income                                   5,911,510        3,891,223        7,729,526        8,290,024
                                          ------------     ------------     ------------     ------------

Dividends accrued on preferred stock                 -          538,645                -        1,083,275
                                          ------------     ------------     ------------     ------------

Net income available to common
  stockholders                            $  5,911,510     $  3,352,578     $  7,729,526     $  7,206,749
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------

Per share of common stock:
  Income before extraordinary item        $       0.31     $       0.25     $       0.60     $       0.53
  Extraordinary item, net of tax                     -                -            (0.20)              -

                                          ------------     ------------     ------------     ------------
   Net income per share                   $       0.31     $       0.25     $       0.40     $       0.53
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------

   Shares used in calculation of
       net income per share                 19,308,647       15,675,379       19,286,019       15,653,029
                                          ------------     ------------     ------------     ------------
                                          ------------     ------------     ------------     ------------

                                          -4-
SEE ACCOMPANYING NOTES.

                             AFTERMARKET TECHNOLOGY CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months     Six Months
                                                        Ended          Ended
                                                      June 30,       June 30,
                                                        1997           1996
                                                    ------------   ------------

                                                               (Unaudited)
OPERATING ACTIVITIES:
Net Income                                          $  7,729,526   $  8,290,024
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Extraordinary item                                 6,269,758              -
    Depreciation and amortization                      3,437,211      2,738,773
    Amortization of debt issuance costs                  445,685        415,222
    Increase in allowance for
     losses on accounts receivable                        36,882        127,080
    Loss on sale of equipment                              5,397         27,206
    Deferred income taxes                                715,099        484,717
    Changes in operating assets and liabilities:
      Accounts receivable                             (4,467,643)    (2,315,982)
      Inventories                                     (2,596,992)    (6,451,298)
      Prepaid and other assets                          (151,617)      (570,628)
      Accounts payable and accrued expenses           (7,824,224)     4,650,798
                                                    ------------   ------------
Net cash provided by operating activities              3,599,082      7,395,912
                                                    ------------   ------------

INVESTING ACTIVITIES:
Purchases of equipment                                (4,962,417)    (3,540,856)
Acquisition of companies, net of cash received       (14,183,033)    (4,106,970)
Proceeds from sale of fixed assets                        35,919         29,686
                                                    ------------   ------------
Net cash used in investing activities                (19,109,531)    (7,618,140)
                                                    ------------   ------------

FINANCING ACTIVITIES:
Redemption of senior subordinated notes              (40,000,000)             -
Premium paid on redemption of senior notes            (4,800,000)             -
Borrowings on bank lines of credit                    18,974,981      1,377,784
Payment of debt issuance costs                          (744,902)             -
Proceeds from exercise of stock options                   89,820              -
                                                    ------------   ------------
Net cash provided by (used in) financing activities  (26,480,101)     1,377,784
                                                    ------------   ------------
Increase (decrease) in cash and cash equivalents     (41,990,550)     1,155,556

Cash and cash equivalents at beginning of period      46,498,249      8,755,691
                                                    ------------   ------------
Cash and cash equivalents at end of period          $  4,507,699   $  9,911,247
                                                    ------------   ------------
                                                    ------------   ------------
Cash paid during the period for:
    Interest                                       $  10,555,941   $  9,675,975
    Income taxes                                   $   3,595,757   $  6,305,846


                                         -5-
SEE ACCOMPANYING NOTES.

                             AFTERMARKET TECHNOLOGY CORP.

                      Notes to Consolidated Financial Statements


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2:  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market:

                                              June 30, 1997   December 31, 1996
                                              -------------   -----------------
    Raw materials.......................      $  32,808,518      $ 30,412,730
    Work-in-process.....................          1,132,780         1,166,275
    Finished goods......................         35,156,390        29,007,051
                                              -------------      ------------
                                              $  69,097,688      $ 60,586,056
                                              -------------      ------------
                                              -------------      ------------

Finished goods include purchased parts which are available for sale.


NOTE 3:  ACQUISITIONS

The Company acquired Tranzparts, Inc. ("Tranzparts") for $4.0 million and Diverco, Inc. ("Diverco") for $10.5 million on April 2, 1996 and October 1, 1996, respectively (collectively the "1996 Acquisitions"). In addition, on January 31, 1997 the Company acquired Repco Industries, Inc. ("Repco") for $11.8 million. These acquisitions have been accounted for as purchases. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The cost in excess of net assets acquired was capitalized and is being amortized on the straight line method over forty years. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma information to reflect the 1996 Acquisitions and the acquisition of Repco has not been presented because the effect of such acquisitions was not material to prior periods.

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

NOTE 5:  NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common equivalent shares outstanding using the treasury stock method. For the three and six month periods ended June 30, 1996, a pro forma calculation was used in the computation of the weighted average number of shares outstanding. This calculation includes the estimated number of shares of common stock issued in the Company's initial public offering whose net proceeds were used to redeem the outstanding preferred stock including accrued dividends, and the common and common equivalent shares issued during the 12-month period prior to the filing of the Company's initial public offering.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in primary net income per share of $0.04 and $0.03 for the three months ended June 30, 1997 and 1996, respectively, and $0.05 and $0.07 for the six months ended June 30, 1997 and 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

NOTE 6:  SUBSEQUENT EVENTS

On July 31, 1997, the Company acquired substantially all the assets of Automatic Transmission Shops Inc. ("ATS") in a business combination accounted for as a purchase. On the acquisition closing date, the Company made an initial cash payment of $12.0 million, with subsequent additional payments due on each of the first eight anniversaries after the closing date. Substantially all of the additional payments, which will aggregate up to approximately $19.0 million, are contingent upon the attainment of certain sales levels by ATS. The initial cash payment plus the present value of the potential future payments, and related acquisition costs exceed the fair value of the acquired net assets of ATS by approximately $24.0 million. The cost in excess of net assets acquired will be capitalized and amortized on the straight line method over forty years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1996.

Net income increased 52 percent from $3.9 million for the three months ended June 30, 1996 to $5.9 million for the three months ended June 30, 1997. Net sales increased 28 percent, from $66.9 million for the three months ended June 30, 1996 to $85.4 million for the three months ended June 30, 1997, primarily due to increased sales volumes to Original Equipment Manufacturing ("OEM") customers augmented by sales generated by the acquisitions of Diverco and Repco. In general, costs and expenses also increased; however, overall the Company was able to spread its overhead expenses over a larger revenue base, which contributed to the comparatively higher net income for the three month period.

On a per share basis, net income increased from $0.25 per share for the three months ended June 30, 1996 to $0.31 per share for the three months ended June 30, 1997. The number of shares used in the per share calculations were 15.7 million for the three months ended June 30, 1996 and 19.3 million for the three months ended June 30, 1997. The increase in shares resulted primarily from the Company's initial public offering in December 1996.

NET SALES

Net sales increased $18.5 million, from $66.9 million for the three months ended June 30, 1996 to $85.4 million for the three months ended June 30, 1997. Of this increase, $10.5 million was due to internal growth and $8.0 million was due to the incremental net sales generated by the acquisitions of Diverco and Repco. Approximately $8.5 million of the internal growth was generated from increased sales volumes with existing OEM customers. The remaining internal growth was generated by increased sales to the Independent Aftermarket.

Net sales to the Mopar Parts Division of Chrysler Corporation ("Chrysler") represented 35.2 percent of total net sales for the three months ended June 30, 1997, as compared to 36.8 percent for the three months ended June 30, 1996.

GROSS PROFIT

Gross profit as a percentage of net sales increased to 39.1 percent for the three months ended June 30, 1997 from 37.5 percent for the three months ended June 30, 1996. This increase is primarily due to a shift in product mix and greater absorption of fixed overhead costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $5.6 million, from $12.7 million for the three months ended June 30, 1996 to $18.3 million for the three months ended June 30, 1997. As a percentage of net sales, SG&A increased from 18.9 percent to 21.4 percent between the two periods. The increase in SG&A is primarily due to the ongoing incremental expenses of the Diverco and Repco acquisitions, certain enhancements to the Company's infrastructure (including additional management and improved information systems), and additional selling and other variable overhead costs associated with the higher sales volume (including increased production capacity).

Also included in SG&A is a non-cash charge of $0.5 million in the three months ended June 30, 1997 for deferred compensation expense relating to the difference between the exercise price and the intrinsic value for financial statement presentation purposes of employee stock options granted in October 1996, just prior to the Company's initial public offering. There was no corresponding charge recognized in the three months ended June 30, 1996. In the future, the Company anticipates that it will recognize approximately $1.8 million of total additional non-cash deferred compensation expense relating to these options. Approximately $0.7 million of this amount will be recognized during the balance of 1997, $0.7 million in 1998, $0.3 million in 1999 and the remaining $0.1 million thereafter. These amounts are subject to potential adjustments resulting from exercise or early termination of the options.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased from $0.9 million for the three months ended June 30, 1996 to $1.0 million for the three months ended June 30, 1997. The increase resulted from the additional intangible assets arising from the acquisitions of Diverco and Repco.

INCOME FROM OPERATIONS

Principally as a result of the factors described above, income from operations increased 23 percent, from $11.5 million for the three months ended June 30, 1996 to $14.1 million for the three months ended June 30, 1997.

INTEREST EXPENSE

Interest expense decreased from $5.1 million for the three months ended June 30, 1996 to $4.5 million for the three months ended June 30, 1997. The lower interest resulted from the net effect of the early redemption of $40 million of the Company's Senior Subordinated Notes in February 1997 offset to some extent by increased borrowings under the Company's revolving credit facility. The revolving credit facility carries a significantly lower effective interest rate than did the Senior Subordinated Notes.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1996.

Income before extraordinary item increased 39 percent from $8.3 million for the six months ended June 30, 1996 to $11.5 million for the six months ended June 30, 1997. Net sales increased 28 percent, from $131.0 million for the six months ended June 30, 1996 to $168.1 million for the six months ended June 30, 1997, primarily due to increased sales volumes to OEM customers augmented by sales generated by the acquisitions of Tranzparts, Diverco and Repco. In general, costs and expenses also increased; however, overall the Company was able to spread its overhead expenses over a larger revenue base, which contributed to the comparatively higher income before extraordinary item for the six month period.

On a per share basis, income before extraordinary item increased from $0.53 per share for the six months ended June 30, 1996 to $0.60 per share for the six months ended June 30, 1997. As a result of the extraordinary item, however, net income per share decreased from $0.53 to $0.40 between the two periods. The number of shares used in the per share calculations were 15.7 million for the six months ended June 30, 1996 and 19.3 million for the six months ended June 30, 1997. The increase in shares resulted primarily from the Company's initial public offering in December 1996.

NET SALES

Net sales increased $37.1 million, from $131.0 million for the six months ended June 30, 1996 to $168.1 million for the six months ended June 30, 1997. Of this increase, $21.2 million was due to internal growth and $15.9 million was due to the incremental net sales generated by the companies acquired in 1996 and 1997 (Tranzparts, Diverco and Repco).

Net sales to Chrysler represented 34.9 percent of total net sales for the six months ended June 30, 1997, as compared to 36.9 percent for the six months ended June 30, 1996.

GROSS PROFIT

Gross profit as a percentage of net sales was 38.6 percent for the six months ended June 30, 1997 as compared to 38.8 percent for the six months ended June 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company's SG&A increased $10.6 million, from $25.1 million for the six months ended June 30, 1996 to $35.7 million for the six months ended June 30, 1997. As a percentage of net sales, SG&A increased from 19.2 percent to 21.3 percent between the two periods. The increase in SG&A is primarily due to the ongoing incremental expenses of the Tranzparts, Diverco and Repco acquisitions, certain enhancements to the Company's infrastructure (including additional management and improved information systems), and additional selling and other variable overhead costs associated with the higher sales volume (including increased production capacity).

Also included in SG&A are non-cash charges totaling $1.0 million in the first six months of 1997 for deferred compensation expense relating to the difference between the exercise price and the intrinsic value for financial statement presentation purposes of employee stock options granted in October 1996, just prior to the Company's initial public offering. There were no corresponding charges recognized in the first six months of 1996.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased from $1.8 million for the six months ended June 30, 1996 to $2.0 million for the six months ended June 30, 1997. The increase resulted from the additional intangible assets arising from the acquisitions of Tranzparts, Diverco and Repco.

INCOME FROM OPERATIONS

Principally as a result of the factors described above, income from operations increased 14 percent, from $23.9 million for the six months ended June 30, 1996 to $27.2 million for the six months ended June 30, 1997.

INTEREST EXPENSE

Interest expense decreased from $10.2 million for the six months ended June 30, 1996 to $9.0 million for the six months ended June 30, 1997. The lower interest resulted from the net effect of the early redemption of $40 million of the Company's Senior Subordinated Notes in February 1997 offset to some extent by increased borrowings under the Company's revolving credit facility. The revolving credit facility carries a significantly lower effective interest rate than did the Senior Subordinated Notes.

EXTRAORDINARY ITEM

An extraordinary item in the amount of $3.8 million ($6.3 million, net of related income tax benefit of $2.5 million) was recorded in the six months ended June 30, 1997. This amount is comprised of: (I) a $5.7 million charge resulting from the early redemption of $40 million of the Company's Senior Subordinated Notes in February 1997, which included the payment of a 12% early redemption premium and the write-off of related debt issuance costs and (II) a $0.6 million charge for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents on hand of $4.5 million at June 30, 1997, representing a decrease in net cash of $42.0 million for the six months ended June 30, 1997. Net cash provided by operating activities was $3.6
million for the six month period.   Net cash used in investing activities was
$19.1 million for the period, including $12.2 million for the acquisition of Repco, a scheduled payment of $2.0 million relating to the acquisition of Diverco, and $4.9 million in capital expenditures, primarily for purchases of remanufacturing equipment. Net cash used in financing activities was $26.5 million, including payments totaling $44.8 million in connection with the redemption of Senior Subordinated Notes offset by net borrowings of $19.0 million on bank lines of credit.

As of July 31, 1997, the Company had approximately $58.4 million available under its $100.0 million revolving credit facility.

The Company believes that cash on hand, cash flow from operations and existing borrowing capacity will be sufficient to fund its ongoing operations and its budgeted capital expenditures. In pursuing acquisitions, the Company will consider the effect any such acquisition costs may have on its liquidity. In order to consummate such acquisitions, the Company may need to seek additional capital through additional borrowings or equity financing.

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


                                       AFTERMARKET TECHNOLOGY CORP.


Date:    August 4, 1997                /s/ John C. Kent
--------------------------             ---------------------------------------
                                       John C. Kent, Chief Financial Officer


- John C. Kent is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

                             AFTERMARKET TECHNOLOGY CORP.



                                     EXIBIT INDEX





Exhibit                                                         Paper (P) or
Number             Description                                  Electronic (E)
--------           -----------------------------------          ---------------

11                 Calculation of Net Income Per Share               (P)

27                 Financial Data Schedule                           (E)