Form 10-Q/A
period 1997-06-30
AFTERMARKET TECHNOLOGY CORP
filed 1997-11-06
CIK 933405

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                         AMENDMENT NO. 1 TO FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                         to
                               ----------------------    ---------------------

                         Commission File Number 0-21803

                          AFTERMARKET TECHNOLOGY CORP.
                          ---------------------------
            (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                     95-4486486
---------------------------------           -----------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

900 Oakmont Lane - Suite 100, Westmont, IL               60559
------------------------------------------         -----------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code: (630)455-6000

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           AFTERMARKET TECHNOLOGY CORP.

                                   FORM 10-Q/A

Part II of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 is hereby amended by adding Item 4 thereto as follows:

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders of the Company was held on June 3, 1997 for the purpose of the following: (i) electing nine directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified; (ii) approving an amendment to the Company's Amended and Restated Certificate of Incorporation to reduce the authorized number of shares of capital stock from 35,000,000 to 26,000,000; and (iii) approving and authorizing the Company to enter into indemnification agreements with its directors and certain officers. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition.

The following directors were elected by the following vote:

                                                      VOTES
                                                      -----
                                          FOR                    AGAINST
                                          ---                    -------
          Robert Anderson             15,079,249                  15,350
          Richard R. Crowell          14,948,649                 145,950
          Mark C. Hardy               14,948,649                 145,950
          Michael J. Hartnett         15,053,249                  41,350
          William E. Myers, Jr.       15,079,249                  15,350
          Gerald L. Parsky            14,948,649                 145,950
          Stephen J. Perkins          15,053,249                  41,350
          Richard K. Roeder           14,948,649                 145,950
          William E. Smith            15,053,599                  41,000

The proposal to amend the Amended and Restated Certificate of Incorporation was approved by the following vote:

                                                                NONVOTES AND
                         FOR               AGAINST              ABSTENTIONS
                         ---               -------              ------------
                     14,730,301             5,600                   2,300

The proposal to approve and authorized the Company to enter into indemnification agreements was approved by the following vote:

                                                                NONVOTES AND
                         FOR               AGAINST              ABSTENTIONS
                         ---               -------              ------------
                     15,065,229             6,500                   1,700

                          AFTERMARKET TECHNOLOGY CORP.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AFTERMARKET TECHNOLOGY CORP.

Dated: November 6, 1997

                                        By:    /s/ John C. Kent
                                           ---------------------------------
                                                   John C. Kent
                                              Chief Financial Officer*







-------------------
* John C. Kent is signing in the dual capacities of (i) the principal financial officer of the Company and (ii) a duly authorized officer of the Company.