Form 10-Q
period 1997-09-30
AFTERMARKET TECHNOLOGY CORP
filed 1997-11-07
CIK 933405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

                         Commission File Number 0-21803

                          AFTERMARKET TECHNOLOGY CORP.
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                   95-4486486
 ------------------------------             ---------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

900 Oakmont Lane - Suite 100, Westmont, IL                      60559
------------------------------------------                      -----
 (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code: (630) 455-6000


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 31, 1997, there were 19,575,274 shares of common stock of the Registrant outstanding.

                            AFTERMARKET TECHNOLOGY CORP.

                                     FORM 10-Q


                                 TABLE OF CONTENTS
                                 -----------------

                                                                 Page Number
                                                                 -----------

PART I. Financial Information

   Item 1.  Financial Statements:

            Consolidated Balance Sheets at September 30, 1997
            (unaudited) and December 31, 1996...............................3

            Consolidated Statements of Income (unaudited) for the Three and Nine Months Ended September 30, 1997 and 1996...............4

            Consolidated Statements of Cash Flows (unaudited) for the
            Nine Months Ended September 30, 1997 and 1996...................5

            Notes to Consolidated Financial Statements......................6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................9

PART II. Other Information

   Item 6.  Exhibits and Reports on Form 8-K...............................15

SIGNATURES.................................................................16

EXHIBIT INDEX..............................................................17

EXHIBIT 11. - Statement Re Computation of Net Income Per Share.............18

Note: Items 1 - 5 of Part II are omitted because they are not applicable.

                          AFTERMARKET TECHNOLOGY CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                          September 30,       December 31,
                                                               1997              1996
                                                          ------------       -------------
                                                           (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                              $  3,462,541       $  46,498,249
   Accounts receivable, net                                 52,030,326          38,779,538
   Inventories                                              77,068,636          60,586,056
   Prepaid and other assets                                  3,752,490           2,916,197
   Deferred tax assets                                       2,382,238           2,272,000
                                                          ------------       -------------
Total current assets                                       138,696,231         151,052,040
Equipment and leasehold improvements:
   Machinery and equipment                                  18,121,379          12,907,232
   Autos and trucks                                          2,318,429           2,012,450
   Furniture and fixtures                                    2,738,430           1,552,660
   Leasehold improvements                                    5,914,369           4,584,329
                                                          ------------       -------------
                                                            29,092,607          21,056,671
   Less accumulated depreciation and amortization           (5,831,360)         (3,574,276)
                                                          ------------       -------------
                                                            23,261,247          17,482,395

Debt issuance costs, net                                     4,485,441           6,320,179
Cost in excess of net assets acquired, net                 194,760,972         145,430,296
Other assets                                                   526,451             461,714
                                                          ------------       -------------
Total assets                                              $361,730,342        $320,746,624
                                                          ------------       -------------
                                                          ------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                       $ 20,203,672        $ 25,225,797
   Accrued payroll and related costs                         6,543,631           4,429,339
   Accrued interest payable                                  2,638,987           7,995,405
   Other accrued expenses                                    5,102,988           3,371,562
   Bank lines of credit                                      4,240,663           4,334,686
   Income taxes payable                                        694,323             321,299
   Contingent acquisition notes payable                      1,398,148                  --
   Due to former stockholders                                1,505,387           2,002,824
                                                          ------------       -------------
Total current liabilities                                   42,327,799          47,680,912

12% Series B and D Senior Subordinated Notes               121,340,364         161,981,356
Contingent acquisition notes payable                         8,901,043                  --
Amount drawn on revolving credit facility                   60,000,000                  --
Deferred compensation                                        2,971,776                  --
Deferred tax liabilities                                     6,661,363           5,252,000

Stockholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 5,000,000
     Issued and outstanding shares - none at
     September 30, 1997 and December 31, 1996, respectively         --                  --
   Common stock, $.01 par value:
     Authorized shares - 30,000,000
     Issued and outstanding shares - 17,225,274 and
     16,980,794 at September 30, 1997 and
     December 31, 1996, respectively                           170,682             169,808
    Additional paid-in capital                              81,663,633          81,379,860
    Retained earnings                                       37,621,494          24,239,467
    Cumulative translation adjustment                           72,188              43,221
                                                          ------------       -------------
Total stockholders' equity                                 119,527,997         105,832,356
                                                          ------------       -------------
Total liabilities and stockholders' equity                $361,730,342        $320,746,624
                                                          ------------       -------------
                                                          ------------       -------------


SEE ACCOMPANYING NOTES.
                                       -3-

                          AFTERMARKET TECHNOLOGY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                     September 30,
                                                     1997          1996               1997            1996
                                                 -----------  ------------        ------------   ------------
                                                       (Unaudited)                        (Unaudited)
Net sales                                        $88,391,340  $ 68,287,232        $256,489,896   $199,306,548
Cost of sales                                     54,518,688    42,289,029         157,678,910    122,457,605
                                                 -----------  ------------        ------------   ------------
Gross profit                                      33,872,652    25,998,203          98,810,986     76,848,943

Selling, general and
   administrative expense                         18,740,746    13,525,604          54,477,198     38,651,311
Amortization of intangible assets                  1,183,556       931,873           3,174,547      2,780,654
                                                 -----------  ------------        ------------   ------------
Income from operations                            13,948,350    11,540,726          41,159,241     35,416,978

Interest and other income                            448,856       317,678           1,457,036        715,206
Interest expense                                   4,944,774     4,966,962          13,967,446     15,144,880
                                                 -----------  ------------        ------------   ------------
Income before income taxes
   and extraordinary item                          9,452,432     6,891,442          28,648,831     20,987,304

Provision for income taxes                         3,799,931     2,840,142          11,517,489      8,645,980
                                                 -----------  ------------        ------------   ------------
Income before extraordinary item                   5,652,501     4,051,300          17,131,342     12,341,324

Extraordinary item - net of income tax
   benefit of $2,520,443  -  Note 4                       --            --           3,749,315             --
                                                 -----------  ------------        ------------   ------------
Net income                                         5,652,501     4,051,300          13,382,027     12,341,324
                                                 -----------  ------------        ------------   ------------
Dividends accrued on preferred stock                      --       605,677                  --      1,688,952
                                                 -----------  ------------        ------------   ------------
Net income available to common
   stockholders                                 $  5,652,501   $ 3,445,623         $13,382,027    $10,652,372
                                                 -----------  ------------        ------------   ------------
                                                 -----------  ------------        ------------   ------------
Per share of common stock:
   Income before extraordinary item                  $  0.29       $  0.26             $  0.89         $ 0.79
   Extraordinary item, net of tax                         --            --               (0.20)            --
                                                 -----------  ------------        ------------   ------------
   Net income per share                              $  0.29       $  0.26             $  0.69         $ 0.79
                                                 -----------  ------------        ------------   ------------
                                                 -----------  ------------        ------------   ------------
   Shares used in calculation of
       net income per share                       19,410,801    15,721,742          19,327,613     15,644,433
                                                 -----------  ------------        ------------   ------------
                                                 -----------  ------------        ------------   ------------

SEE ACCOMPANYING NOTES

                          AFTERMARKET TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           Nine Months        Nine Months
                                                              Ended              Ended
                                                          September 30,      September 30,
                                                               1997               1996
                                                          ------------       ------------
                                                                   (Unaudited)
OPERATING ACTIVITIES:
Net Income                                                $ 13,382,027       $ 12,341,324
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Extraordinary item                                        6,269,758                 --
   Depreciation and amortization                             5,545,524          4,167,746
   Amortization of debt issuance costs                         671,258            625,132
   Increase in allowance for
   losses on accounts receivable                               231,556            129,300
   Loss on sale of equipment                                     5,698             28,634
   Increase in contingent acquisition liabilities              202,580                 --
   Deferred income taxes                                     1,299,125            978,201
   Changes in operating assets and liabilities:
     Accounts receivable                                    (8,931,263)        (4,138,735)
     Inventories                                            (3,058,866)        (9,179,984)
     Prepaid and other assets                                 (797,515)          (849,761)
     Accounts payable and accrued expenses                 (11,203,083)         3,287,866
                                                          ------------       ------------
Net cash provided by operating activities                    3,616,799          7,389,723
                                                          ------------       ------------
INVESTING ACTIVITIES:
Purchases of equipment                                      (6,690,257)        (5,892,715)
Acquisition of companies, net of cash received             (54,614,827)        (4,106,970)
Proceeds from sale of fixed assets                              40,053             48,232
                                                          ------------       ------------
Net cash used in investing activities                      (61,265,031)        (9,951,453)
                                                          ------------       ------------
FINANCING ACTIVITIES:
Redemption of senior subordinated notes                    (40,000,000)                --
Premium paid on redemption of senior notes                  (4,800,000)                --
Borrowings (payments) on revolving credit facility, net     60,000,000                 --
Borrowings (payments) on bank lines of credit, net             (94,023)         2,113,408
Payment of debt issuance costs                                (778,100)                --
Proceeds from exercise of stock options                        284,647                 --
                                                          ------------       ------------
Net cash provided by financing activities                   14,612,524          2,113,408
                                                          ------------       ------------
Decrease in cash and cash equivalents                      (43,035,708)          (448,322)

Cash and cash equivalents at beginning of period            46,498,249          8,755,691
                                                          ------------       ------------
Cash and cash equivalents at end of period                $  3,462,541       $  8,307,369
                                                          ------------       ------------
                                                          ------------       ------------
Cash paid during the period for:
   Interest                                               $ 18,546,312       $ 19,342,319
   Income taxes                                           $  7,288,420       $  8,438,414


SEE ACCOMPANYING NOTES

                           AFTERMARKET TECHNOLOGY CORP

                   Notes to Consolidated Financial Statements


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2: INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market:

                              SEPTEMBER 30, 1997       DECEMBER 31, 1996

   Raw materials..............   $32,393,992              $30,412,730
   Work-in-process............     2,124,620                1,166,275
   Finished goods.............    42,550,024               29,007,051
                                 -----------              -----------
                                 $77,068,636              $60,586,056
                                 -----------              -----------
                                 -----------              -----------

Finished goods include purchased parts which are available for sale.

NOTE 3: ACQUISITIONS

The Company acquired Tranzparts, Inc. ("Tranzparts") for $4.0 million and Diverco, Inc. ("Diverco") for $10.5 million on April 2, 1996 and October 1, 1996, respectively.

On January 31, 1997 the Company acquired Repco Industries, Inc. ("Repco") for $11.8 million.

On July 31, 1997, the Company acquired substantially all of the assets of ATS Remanufacturing ("ATS") and on August 15, 1997 the Company acquired all of the outstanding capital stock of Trans Mart, Inc. ("Trans Mart"). Upon the completion of these acquisitions, the Company made cash payments totaling $39.0 million (excluding related fees and expenses). In addition, the ATS acquisition calls for subsequent payments due on each of the first eight anniversaries of the closing date. Substantially all of these additional payments, which will aggregate up to approximately $19.0 million (present value $13.3 million as of September 30, 1997), are contingent upon the attainment of certain sales levels by ATS. The initial cash payments for ATS and Trans Mart plus the present value of the potential future payments relating to the ATS acquisition plus the fees and expenses related to the two acquisitions exceed the fair value of the acquired net assets of ATS and Trans Mart by an aggregate of $45.9 million.

These acquisitions have been accounted for as purchases. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The cost in excess of net assets acquired was capitalized and is being amortized on the straight line method over forty years. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma information to reflect the 1996 acquisitions of Tranzparts and Diverco and the 1997 acquisitions of Repco, ATS and Trans Mart have not been presented because the effect of such acquisitions was not material to prior periods.

NOTE 4: EXTRAORDINARY ITEM

The extraordinary item consists largely of a pre-tax charge of $5.7 million related to the early redemption of $40 million in principal amount of the Company's 12% Senior Subordinated Notes due 2004 (including early redemption premium payments totaling $4.8 million). The extraordinary item also includes a pre-tax charge of $0.6 million related to the restructuring of the Company's revolving credit facility. Both events occurred in February 1997.

NOTE 5: NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common equivalent shares outstanding using the treasury stock method. For the three and nine month periods ended September 30, 1996, a pro forma calculation was used in the computation of the weighted average number of shares outstanding. This calculation includes the estimated number of shares of common stock issued in the Company's initial public offering whose net proceeds were used to redeem the outstanding preferred stock including accrued dividends, and the common and common equivalent shares issued during the 12-month period prior to the filing of the Company's initial public offering.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in primary net income per share of $0.04 and $0.03 for the three months ended September 30, 1997 and 1996, respectively, and $0.10 for each the nine months ended September 30, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

NOTE 6:  PUBLIC OFFERING

On October 28, 1997, the Company completed the public offering of 3,650,000 shares of its common stock. Of the shares sold in the offering, 2,200,000 shares were sold by the Company and 1,450,000 shares were sold by certain stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The $48.1 million of net proceeds to the Company from the offering were used to repay a portion of the outstanding indebtedness under the Company's revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996.

Net income increased $1.6 million, or 40 percent, from $4.1 million for the three months ended September 30, 1996 to $5.7 million for the three months ended September 30, 1997. Net sales increased $20.1 million, or 29 percent, from $68.3 million for the three months ended September 30, 1996 to $88.4 million for the three months ended September 30, 1997, primarily due to sales generated by the acquisitions of Diverco, Repco, ATS and Trans Mart augmented by increased sales volumes to existing Original Equipment Manufacturing ("OEM") customers. In general, costs and expenses also increased; however, overall the Company was able to spread its overhead expenses over a larger revenue base, which contributed to the comparatively higher net income for the three month period.

On a per share basis, net income increased from $0.26 per share for the three months ended September 30, 1996 to $0.29 per share for the three months ended September 30, 1997. The number of shares used in the per share calculations were 15.7 million for the three months ended September 30, 1996 and 19.4 million for the three months ended September 30, 1997. The increase in shares resulted primarily from the Company's initial public offering in December 1996.

NET SALES

Net sales increased $20.1 million, or 29 percent, from $68.3 million for the three months ended September 30, 1996 to $88.4 million for the three months ended September 30, 1997. Of this increase, $14.7 million was due to the incremental net sales generated by the acquisitions of Diverco, Repco, ATS and Trans Mart and $5.4 million was due to internal growth. Approximately
$4.2 million of the internal growth was generated from increased sales volumes with existing OEM customers. The remaining internal growth was generated by increased sales to the Independent Aftermarket.

Net sales to the Mopar Parts Division of Chrysler Corporation ("Chrysler") represented 31.7 percent of total net sales for the three months ended September 30, 1997, as compared to 35.7 percent for the three months ended September 30, 1996.

GROSS PROFIT

Gross profit as a percentage of net sales remained relatively constant at
38.3 percent for the three months ended September 30, 1997 and 38.1 percent for the three months ended September 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $5.2 million, or 39 percent, from $13.5 million for the three months ended September 30, 1996 to $18.7 million for the three months ended September 30, 1997. As a percentage of net sales, SG&A expenses increased from 19.8 percent to 21.2 percent between the two periods. The increase in SG&A expenses was primarily due to the ongoing incremental expenses of the Diverco, Repco, ATS and Trans Mart acquisitions, certain enhancements to the Company's infrastructure (including additional management and improved information systems), and additional selling and other variable overhead costs associated with the higher sales volume (including increased production capacity). The increase in SG&A as a percentage of net sales was primarily attributable to: (i) the deferred compensation expense described below, (ii) certain enhancements to the Company's infrastructure (including additional management and improved information systems), (iii) the acquisitions of Tranzparts and Repco in April 1996 and January 1997, respectively, which generally have higher SG&A expenses as a percentage of net sales than does the Company as a whole, and (iv) the additional ongoing expenses associated with being a publicly held company.

Included in SG&A expenses is a non-cash charge of $0.5 million in the three months ended September 30, 1997 for deferred compensation expense relating to the difference between the exercise price and the intrinsic value for financial statement presentation purposes of employee stock options granted in October 1996, prior to the Company's initial public offering. There was no corresponding charge recognized in the three months ended September 30, 1996. The Company expects to recognize additional compensation expense aggregating approximately $1.3 million over the balance of the respective vesting periods of the options, which generally range from three to five years from the date of grant, subject to potential adjustments resulting from exercise or early termination of the options.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased $0.3 million, or 27 percent, from $0.9 million for the three months ended September 30, 1996 to $1.2 million for the three months ended September 30, 1997. The increase resulted from the additional intangible assets arising from the acquisitions of Diverco, Repco, ATS and Trans Mart.

INCOME FROM OPERATIONS

Principally as a result of the factors described above, income from operations increased $2.4 million, or 21 percent, from $11.5 million for the three months ended September 30, 1996 to $13.9 million for the three months ended September 30, 1997.

INTEREST EXPENSE

Interest expense decreased from $5.0 million for the three months ended September 30, 1996 to $4.9 million for the three months ended September 30, 1997. The lower interest resulted from the net effect of the early redemption of $40 million of the Company's 12% Senior Subordinated Notes due 2004 (the "Senior Subordinated Notes") in February 1997, partially offset by borrowings under the Company's revolving credit facility. The revolving credit facility carries a significantly lower effective interest rate than did the Senior Subordinated Notes.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996.

Income before extraordinary item increased $4.8 million, or 39 percent, from $12.3 million for the nine months ended September 30, 1996 to $17.1 million for the nine months ended September 30, 1997. Net sales increased $57.2 million, or 29 percent, from $199.3 million for the nine months ended September 30, 1996 to $256.5 million for the nine months ended September 30, 1997, primarily due to sales generated by the acquisitions of Tranzparts, Diverco, Repco, ATS and Trans Mart, augmented by increased sales volumes to existing OEM customers. In general, costs and expenses also increased; however, overall the Company was able to spread its overhead expenses over a larger revenue base, which contributed to the comparatively higher income before extraordinary item for the nine month period.

On a per share basis, income before extraordinary item increased from $0.79 per share for the nine months ended September 30, 1996 to $0.89 per share for the nine months ended September 30, 1997. As a result of the extraordinary item, however, net income per share decreased from $0.79 to $0.69 between the two periods. The number of shares used in the per share calculations were 15.6 million for the nine months ended September 30, 1996 and 19.3 million for the nine months ended September 30, 1997. The increase in shares resulted primarily from the Company's initial public offering in December 1996.

NET SALES

Net sales increased $57.2 million, or 29 percent, from $199.3 million for the nine months ended September 30, 1996 to $256.5 million for the nine months ended September 30, 1997. Of this increase, $30.6 million was due to the incremental net sales generated by the companies acquired in 1996 and 1997 (Tranzparts, Diverco, Repco, ATS and Trans Mart) and $26.6 million was due to internal growth. Approximately $20.4 million of the internal growth was generated from increased sales volumes with existing OEM customers. The remaining internal growth was generated by increased sales to the Independent Aftermarket.

Net sales to Chrysler represented 33.8 percent of total net sales for the nine months ended September 30, 1997, as compared to 36.5 percent for the nine months ended September 30, 1996.

GROSS PROFIT

Gross profit as a percentage of net sales remained relatively constant at 38.5 percent for the nine months ended September 30, 1997 as compared to 38.6 percent for the nine months ended September 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company's SG&A expenses increased $15.8 million, or 41 percent, from $38.7 million for the nine months ended September 30, 1996 to $54.5 million for the nine months ended September 30, 1997. As a percentage of net sales, SG&A increased from 19.4 percent to 21.2 percent between the two periods. The increase in SG&A expenses was primarily due to the ongoing incremental expenses of the Tranzparts, Diverco, Repco, ATS and Trans Mart acquisitions, certain enhancements to the Company's infrastructure (including additional management and improved information systems), and additional selling and other variable overhead costs associated with the higher sales volume (including increased production capacity). The increase in SG&A as a percentage of net sales was primarily attributable to: (i) the deferred compensation expense described below, (ii) certain enhancements to the Company's infrastructure (including additional management and improved information systems), (iii) the acquisitions of Tranzparts and Repco in April 1996 and January 1997, respectively, which generally have higher SG&A expenses as a percentage of net sales than does the Company as a whole, and (iv) the additional ongoing expenses associated with being a publicly held company.

Included in SG&A expenses are non-cash charges totaling $1.5 million for the first nine months of 1997 of deferred compensation expense relating to the difference between the exercise price and the intrinsic value for financial statement presentation purposes of employee stock options granted in October 1996, prior to the Company's initial public offering. There were no corresponding charges recognized in the first nine months of 1996. The Company expects to recognize additional compensation expense aggregating approximately $1.3 million over the balance of the respective vesting periods of the options, which generally range from three to five years from the date of grant, subject to potential adjustments resulting from exercise or early termination of the options.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased $0.4 million, or 14 percent, from $2.8 million for the nine months ended September 30, 1996 to $3.2 million for the nine months ended September 30, 1997. The increase resulted from the additional intangible assets arising from the acquisitions of Tranzparts, Diverco, Repco, ATS and Trans Mart.

INCOME FROM OPERATIONS

Principally as a result of the factors described above, income from operations increased $5.7 million, or 16 percent, from $35.4 million for the nine months ended September 30, 1996 to $41.1 million for the nine months ended September 30, 1997.

INTEREST EXPENSE

Interest expense decreased $1.2 million, or 8 percent, from $15.1 million for the nine months ended September 30, 1996 to $13.9 million for the nine months ended September 30, 1997. The lower interest resulted from the net effect of the early redemption of $40 million of the Senior Subordinated Notes in February 1997, partially offset by borrowings under the Company's revolving credit facility. The revolving credit facility carries a significantly lower effective interest rate than did the Senior Subordinated Notes.

EXTRAORDINARY ITEM

An extraordinary item in the amount of $3.8 million ($6.3 million, net of related income tax benefit of $2.5 million) was recorded in the nine months ended September 30, 1997. This amount is comprised of: (I) a $5.7 million charge resulting from the early redemption of $40 million of the Senior Subordinated Notes in February 1997, which included the payment of a 12% early redemption premium and the write-off of related debt issuance costs, and (II) a $0.6 million charge for the write-off of previously capitalized debt issuance costs in connection with the replacement of the Company's $30 million revolving credit facility with a new $100 million facility in February 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had total cash and cash equivalents on hand of $3.5 million at September 30, 1997, representing a decrease in net cash of $43.0 million from December 31, 1996. Net cash provided by operating activities was $3.6 million for the nine month period ended September 30, 1997. Net cash used in investing activities was $61.3 million for the period, including $52.6 million for the acquisitions of Repco, ATS and Trans Mart, and a scheduled payment of $2.0 million relating to the acquisition of Diverco. Capital expenditures of $6.7 million were primarily for purchases of remanufacturing equipment. Net cash provided by financing activities was $14.6 million, including net borrowings of $60.0 million under the revolving credit facility (primarily for the acquisitions described above) offset in part by payments totaling $44.8 million in connection with the redemption of $40 million of Senior Subordinated Notes.

On October 28, 1997, the Company completed the public offering of 3,650,000 shares of its common stock. Of the shares sold in the offering, 2,200,000 shares were sold by the Company and 1,450,000 shares were sold by certain stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The $48.1 million of net proceeds to the Company from the offering were used to repay a portion of the outstanding indebtedness under the Company's revolving credit facility.

As of October 31, 1997, the Company had approximately $87.1 million available under its $100 million revolving credit facility.

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

The preceding paragraph contains forward-looking statements that involve risks and uncertainties because such statements are based upon assumptions as to future events that may not prove to be accurate. There can be no assurance that actual results will not differ materially from those projected or implied by such statements. The factors that could cause actual results to differ include, but are not limited to, concentration of sales to Chrysler, the Company's ability to achieve and manage growth, competition and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity such as the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require additional financial statement disclosure detailing the Company's comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is also effective for fiscal years beginning after December 15, 1997. The Company will evaluate the impact, if any, this statement will have on disclosures in the consolidated financial statements.

                            AFTERMARKET TECHNOLOGY CORP.

                            Part II.  Other Information


   Items 1 - 5 are not applicable.

   Item 6.  - Exhibits and Reports on Form 8-K
        (a)   Exhibits
              Exhibit 11
        (b)   Reports on Form 8-K
              No reports were filed on Form 8-K during the quarter.

                            AFTERMARKET TECHNOLOGY CORP.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AFTERMARKET TECHNOLOGY CORP.


Date: November 7, 1997         /s/   John C. Kent
                              ------------------------------------------------
                              John C. Kent
                              Chief Financial Officer


 - John C. Kent is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

                             AFTERMARKET TECHNOLOGY CORP.


                                   EXHIBIT INDEX



EXHIBIT                                                PAPER (P) OR
NUMBER            DESCRIPTION                          ELECTRONIC (E)

11                Statement Re Computation                 (E)
                   of Net Income Per Share

27                Financial Data Schedule                  (E)