Form 10-K
period 1997-12-31
AFTERMARKET TECHNOLOGY CORP
filed 1998-03-25
CIK 933405

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K
(Mark One)
    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                          OR
    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 0-21803
                        ---------------------------------

                             AFTERMARKET TECHNOLOGY CORP.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                95-4486486
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification No.)

      900 OAKMONT LANE, SUITE 100
               WESTMONT, IL                                 60559
(Address of Principal Executive Offices)                  (Zip Code)


         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 455-6000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON
                                STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by The Nasdaq National Market, on February 27, 1998) was $205 million.

     The number of shares outstanding of the Registrant's Common Stock, as of February 27, 1998, was 19,868,296 shares.

                          DOCUMENTS INCORPORATED BY REFERENCE
     None.

                             AFTERMARKET TECHNOLOGY CORP.

                              ANNUAL REPORT ON FORM 10-K
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                          Page

ITEM 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . .     1
ITEM 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . .    13
ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . .    15
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .    15
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . .    16
ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . .    17
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .    19
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . .    25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . .    44
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . .    44
ITEM 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . .    47
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . .    51
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . .    53
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . .    56

                          FORWARD LOOKING STATEMENT NOTICE

     Certain statements contained in this Annual Report that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1. "Business--Certain Factors Affecting the Company" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

                                       PART I

ITEM 1.   BUSINESS

BACKGROUND

     Aftermarket Technology Corp. ("ATC") was incorporated under the laws of Delaware in July 1994 at the direction of Aurora Capital Partners L.P. ("ACP") to acquire Aaron's Automotive Products, Inc. ("Aaron's"), H.T.P., Inc. ("HTP"), Mamco Converters, Inc. ("Mamco") and RPM Merit, Inc. ("RPM") (collectively, the "Initial Acquisitions"). Aaron's, HTP, Mamco and RPM as they existed prior to the Initial Acquisitions are hereinafter collectively referred to as the "Predecessor Companies." Subsequent to the Initial Acquisitions, the Company acquired Component Remanufacturing Specialists, Inc. ("CRS") and Mascot Truck Parts Inc. ("Mascot") in June 1995, and King-O-Matic Industries Limited ("King-O-Matic") in September 1995 (collectively, the "1995 Acquisitions"), Tranzparts, Inc. ("Tranzparts") in April 1996 and Diverco, Inc. ("Diverco") in October 1996 (collectively, the "1996 Acquisitions"), Replacement and Exchange Parts Co., Inc. ("REPCO") in January 1997, ATS Remanufacturing ("ATS") in July 1997, Trans Mart, Inc. ("Trans Mart") in August 1997 and the Metran companies (Metran Automatic Transmission Parts Corp., Metran Boston, Inc. and Metran Parts of Pennsylvania, Inc.) ("Metran") in November 1997 (collectively, the "1997 Acquisitions"), and the OEM Division ("Autocraft") of Fred Jones Enterprises, Inc. (formerly known as Autocraft Industries, Inc.) in March 1998 (the "Autocraft Acquisition" and, together with the Initial Acquisitions, the 1995 Acquisitions, the 1996 Acquisitions and the 1997 Acquisitions, the "Acquisitions"). ATC conducts all of its operations through its wholly-owned subsidiaries and each of their respective subsidiaries. Throughout this Annual Report, except where the context otherwise requires, the "Company" refers collectively to ATC and its subsidiaries and the Predecessor Companies.

     On December 20, 1996, ATC consummated an initial public offering of its
Common Stock (the "IPO").   Simultaneous with the consummation of the IPO,
Aftermarket Technology Holdings Corp. ("Holdings"), the sole stockholder of ATC prior to the IPO, was merged into ATC (the "Reorganization"). Upon the effectiveness of the Reorganization, each outstanding share of Holdings Common Stock was converted into one share of ATC Common Stock, and each outstanding share of Holdings Redeemable Exchangeable Cumulative Preferred Stock was converted into one share of ATC Redeemable Exchangeable Cumulative Preferred Stock, which was immediately thereafter redeemed for an amount in cash equal to $100.00 plus an amount in cash equal to accrued and unpaid dividends on the Holdings Preferred Stock to the date of the Reorganization.

GENERAL

     The Company is a leading remanufacturer and distributor of drive train products used in the repair of vehicles in the automotive aftermarket. The Company's principal products include remanufactured transmissions, torque converters and engines, as well as remanufactured and new parts for the repair of automotive drive train assemblies. The Company's two primary customer groups are: original equipment manufacturers ("OEMs"), principally Chrysler Corporation, which purchase remanufactured transmissions and other remanufactured drive train components for use as replacement parts by their dealers primarily during the warranty period following the sale of a vehicle; and independent transmission rebuilders, general repair shops, distributors and retail automotive parts stores (the "Independent Aftermarket"), which purchase remanufactured torque converters and engines and other remanufactured and new parts for repairs generally during the period following the expiration of the vehicle warranty. As a result of recent acquisitions, the Company's OEM customers now also include Ford Motor Company, General Motors Corporation and certain European OEMs and its products now include electronic control modules, instrument display clusters, cellular telephones and radios.

     Since the Initial Acquisitions, the Company has grown both internally and through ten additional acquisitions. The Company and the Predecessor Companies have achieved compound annual growth in revenue of approximately 35.7% from 1992 through 1997 (including both internal growth and growth through acquisitions). The Company believes the key elements of its success are the quality and breadth of its product offerings and the Company's emphasis on strong customer relationships, promoted by strong technical support, rapid delivery time, innovative product development and competitive pricing. In addition, the Company has benefited from the increasing use of remanufactured products as the industry recognizes that remanufacturing provides a higher quality, lower cost alternative to rebuilding the assembly or replacing it with a new assembly manufactured by an OEM.

     The Company's strategy is to achieve growth both internally and through strategic acquisitions. The Company intends to expand its business by: (i) increasing penetration of its current customer base; (ii) gaining new OEM and Independent Aftermarket customers; and (iii) introducing new products to both existing and new customers. The Company plans to continue to support these growth strategies through strategic acquisitions in the future. In addition, the Company believes that its core competency of remanufacturing, which has been applied to the drive train products segment of the automotive aftermarket, has the potential to be utilized in other aftermarket segments. Therefore, the Company is conducting selective market studies to explore possible additional markets for its remanufacturing capabilities.

     See "Certain Factors Affecting the Company."

AUTOMOTIVE AFTERMARKET

     The automotive aftermarket in the United States and Canada, which consists of sales of parts and services for vehicles after their original purchase, has been noncyclical and has generally experienced steady growth over the past several years, unlike the market for new vehicle sales. According to the Automotive Parts & Accessories Association, between 1988 and 1997 (the most recent period for which data is available), estimated industry-wide revenue for the automobile aftermarket increased from approximately $99.2 billion to $151.2 billion. This consistent growth is due principally to the increase in the number of vehicles in operation, the increase in the average age of vehicles, and the increase in the average number of miles driven annually per vehicle. The Company competes primarily in the aftermarket segment for automotive transmissions, engines and other drive train related products, which represents more than $7 billion of the entire automotive aftermarket. The Company believes that within this segment the market for remanufactured drive train products has grown faster than the overall automotive aftermarket.

REMANUFACTURING

     Remanufacturing is a process through which used assemblies are returned to a central facility where they are disassembled and their component parts cleaned, refurbished and tested. The usable component parts are then combined with new parts in a high volume, precision assembly line manufacturing process to create remanufactured assemblies.

     When an assembly such as a transmission or engine fails, there are generally three alternatives available to return the vehicle to operating condition. The dealer or independent repair shop may: (i) remove the assembly, disassemble it into its component pieces, replace worn or broken parts with remanufactured or new components, and reinstall the assembly in the vehicle ("rebuild"); (ii) replace the assembly with an assembly from a remanufacturer such as the Company; or (iii) in rare instances, replace the assembly with a new assembly manufactured by the OEM.

     In its remanufacturing operations, the Company obtains used transmissions, hard parts, engines and related components, commonly known as "cores," which are sorted by make and model and either placed into immediate production or stored until needed. In the remanufacturing process, the cores are evaluated and disassembled into their component parts and the components that can be incorporated into the remanufactured product are cleaned, refurbished and tested. All components determined not reusable or repairable are replaced by other remanufactured or new components. The units are then reassembled into finished assemblies. Inspection and testing are conducted at various stages of the remanufacturing process, and each finished assembly is tested on equipment designed to simulate performance under operating conditions. After testing, completed products are then packaged for immediate delivery or shipped to one of the Company's distribution centers.

     The cores used in the Company's remanufacturing process for sale to its OEM customers are provided by the OEMs. In the case of OEMs other than Chrysler, the dealers return cores to the OEM, which then ships them to the Company. Chrysler cores are sent to the Company through its central core return center. See "Customers--OEM Customers."

     The majority of the cores used in the Company's remanufacturing process for sale to its Independent Aftermarket customers are obtained from customers as trade-ins. The Company encourages its Independent Aftermarket customers to return cores on a timely basis and charges customers a supplemental core charge in connection with purchases of engines and critical hard parts. The customer can satisfy this charge by returning a usable core or making a cash payment equal to the amount of the supplemental core charge. If cores are not returned in a timely manner, the Company then must procure cores through its network of independent core brokers. While core prices are subject to supply and demand price volatility, the Company believes its procurement network for cores will continue to provide cores at reasonable prices.

     There are three primary benefits of using remanufactured components rather than rebuilt or new components in repair of vehicles:

- First, costs to the OEM associated with remanufactured assemblies generally are 50% less than new or rebuilt assemblies due to the remanufacturer's use of high volume manufacturing techniques and salvage methods that enable the remanufacturer to refurbish and reuse a high percentage of original components.

- Second, remanufactured assemblies are generally of consistent high quality compared to rebuilt assemblies because of the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures employed in remanufacturing. In contrast, the quality of a rebuilt assembly is heavily dependent on the skill level of the particular mechanic, who typically is less able to remain current with engineering changes than remanufacturers, who work in close liaison with OEM engineers. In addition, the proliferation of transmission and engine designs, the increasing complexity of transmissions and engines that incorporate electronic components and the shortage of highly trained mechanics qualified to rebuild assemblies have tended to favor remanufacturing over rebuilding assemblies for aftermarket repairs. For warranty repairs, consistent quality is important to the OEM providing the applicable warranty, because once installed, the remanufactured product is usually covered by the OEM's warranty for the balance of the original warranty period.

- Third, replacement of a component with a remanufactured component generally takes considerably less time than the time needed to rebuild the component, thereby significantly reducing the time the vehicle is at the dealer or repair shop.

     The Company believes that because of this combination of high quality, low cost and efficiency, the use of remanufactured assemblies for aftermarket repairs is growing compared to the use of new or rebuilt assemblies. Although the primary customers for the Company's remanufactured components have historically been OEMs, the Company expects the Independent Aftermarket to increase its use of remanufactured components in the future.

PRODUCTS

     The principal product lines of the Company are remanufactured transmissions, repair kits and hard parts used in drive train repairs, and remanufactured engines. Following the Autocraft Acquisition, the Company also remanufactures electronic control modules, instrument display clusters, cellular telephones and radios.

     REMANUFACTURED TRANSMISSIONS

     The Company remanufactures transmissions that are factory approved and suitable for warranty and post-warranty replacement of transmissions for Chrysler, Ford, General Motors and 12 foreign OEMs, including Hyundai Motor America, Mitsubishi and American Isuzu, for their United States dealer networks. The number of transmission models remanufactured by the Company has been increasing to accommodate the greater number of models currently used in vehicles manufactured by the Company's OEM customers.

     In addition, the Company rebuilds heavy duty and medium duty truck transmissions, differentials and air compressors for truck manufacturers such as Navistar, Freightliner and Western Star. These assemblies are sold primarily to truck dealers in Canada.

     REPAIR KITS AND HARD PARTS

     Repair kits sold by the Company consist of gaskets, friction plates, seals, bands, filters, clutch components and other "soft" parts that are used in rebuilding transmissions for substantially all domestic and most imported passenger cars and light trucks. Kits are currently sold principally to the Independent Aftermarket. Each kit is designed specifically to include substantially all of the soft parts necessary for rebuilding a particular transmission model. Due to its high volume of kit sales, the Company maintains a variety of supply relationships that enable the Company to purchase components for its kits at prices that the Company believes are more favorable than those available to its lower volume competitors. The Company also believes that its remanufacturing of some of the parts used in its kits gives it an additional pricing advantage over some of its competitors who purchase all their parts from suppliers.

     The Company remanufactures torque converters (the coupler between the transmission and engine), planetary gears (speed regulating devices inside the transmission) and transmission fluid pumps. These "hard" parts are sold principally to the Independent Aftermarket for use in drive train repairs. Many of the Company's competitors do not distribute as broad a line of hard parts or remanufacture the hard parts that they distribute. The Company believes these factors provide it both an availability and cost advantage over many of its competitors.

     The Company's Independent Aftermarket customers typically require both repair kits and hard parts in order to complete a vehicle repair. For this reason, the Company believes that the breadth of its product line, which enables a customer to obtain all the parts for a repair job from a single source, gives the Company a competitive advantage.

     REMANUFACTURED ENGINES

     The Company remanufactures engines for use as replacement engines in many domestic passenger cars and light trucks. Principal customers include Western Auto, as well as general repair garages and distributors. Over the past four years, the variety of engine models remanufactured by the Company has increased from 50 to 77 as the Company has expanded the range of engines offered to meet customer requirements. In addition, the Company obtains remanufactured engines for many foreign passenger cars and light trucks from independent suppliers.

     The Company began remanufacturing selected engine models for Chrysler in 1997 and through the Autocraft Acquisition the Company now also operates a facility in England that remanufactures engines that are factory approved and suitable for warranty and post-warranty replacement of engines for seven European OEMs, including Jaguar and the European divisions of Ford and General Motors This facility also does assembly and modification of new production engines for certain of its OEM customers.

ELECTRONIC COMPONENTS

     Through the Autocraft Acquisition, the Company now also remanufactures automotive electronic control modules (which manage various engine functions), instrument display clusters, cellular telephones and radios for Ford, General Motors, Audi, Jaguar and Volkswagen. In addition, Autocraft provides warehouse and distribution services for AT&T Wireless, the cellular telephone subsidiary of AT&T, and recently began remanufacturing cellular telephones on a limited basis for AT&T Wireless.

CUSTOMERS

     The Company's customers are Chrysler, Ford, General Motors and 18 foreign OEMs, and the Independent Aftermarket, which includes independent transmission rebuilders, general repair shops, distributors and retail automotive parts stores.

     OEM CUSTOMERS

     The Company provides factory-approved remanufactured transmissions to OEMs for use in warranty and, to a lesser extent, post-warranty repair work by their dealers. The Company's largest OEM customer is Chrysler, to whom the Company also supplies certain factory-approved remanufactured engines. The Company sells remanufactured transmissions to 12 foreign OEMs, including Hyundai Motor America, Mitsubishi and American Isuzu. The Company added General Motors as a customer in July 1997 with the purchase of ATS and expanded its General Motors business with the acquisition of Autocraft. As a result of the Autocraft Acquisition, the Company has begun to provide factory-approved remanufactured components to several new OEM customers including transmissions to Ford, electronic components to Ford, General Motors, Audi, Jaguar and Vokswagen, and engines to Jaguar, Land Rover, Aston Martin and the European divisions of Ford and General Motors. Products are sold to each OEM pursuant to supply arrangements for individual transmission or engine models, which supply arrangements typically may be terminated by the OEM at any time.

     Sales to the Company's OEM customers accounted for 51.9% of the Company's 1996 revenues and 46.9% of its 1997 revenues. Sales to Chrysler accounted for 37.2% and 32.0% of the Company's revenues in 1996 and 1997, respectively. On a pro forma basis as if the Autocraft Acquisition had occurred on January 1, 1997, sales to OEM customers would have accounted for approximately 55% of pro forma 1997 revenues with sales to Chrysler and Ford accounting for approximately 20% and 15%, respectively, of the total pro forma revenues.

     Over the past 15 years, the Company has developed and maintained strong relationships at many levels of both the corporate and the factory organizations of Chrysler. In recognition of the Company's consistently high level of service and product quality throughout its relationship with Chrysler, in each of 1995, 1996 and 1997 the Company was awarded the Platinum Pentastar award, the highest award Chrysler bestows on a supplier. The Company is one of only seven of Chrysler's approximately 3,500 suppliers to receive the Platinum Pentastar every year since the creation of the award, and the Company remains the only exclusively MOPAR aftermarket supplier to ever be awarded the Platinum Pentastar.

     In August 1997, the Company's facilities that remanufacture transmissions for Chrysler and General Motors received QS-9000 certification, a complete quality management system developed for Chrysler, Ford, General Motors and truck manufacturers who subscribe to the ISO 9002 quality standards. The system is designed to help suppliers such as the Company develop a quality system that emphasizes defect prevention and continuous improvement in manufacturing processes. The Company's facility that remanufactures heavy and medium duty truck transmission received ISO 9002 certification in November 1997. In addition, with the Company's recent acquisition of Autocraft, several of these newly acquired facilities received QS-9000 and ISO 9002 certifications in 1997. Certain of Autocraft's facilities have also received Ford's Q1 quality certification.

     Chrysler began implementing remanufacturing programs for its transmission models in 1986 and selected the Company as its sole supplier of remanufactured transmissions in 1989. Chrysler has advised the Company that, by implementing a remanufacturing program, Chrysler has realized substantial warranty cost savings, standardized the quality of its dealers' aftermarket repairs and reduced its own inventory of replacement parts. Currently, the Company provides all remanufactured front wheel drive transmissions purchased by Chrysler. In late 1996, the Company, with the approval of Chrysler, developed a new production line to remanufacture substantially all of Chrysler's rear wheel drive transmission models and has built up a core supply necessary to support the program, although Chrysler has not yet released firm orders for these models.

     Autocraft began remanufacturing transmissions for Ford in 1989 and for General Motors in 1985. The Company believes that as a result of the acquisition of Autocraft, the Company provides approximately 90% of the remanufactured transmissions purchased by Ford and approximately 50% of the remanufactured transmissions purchased by General Motors.

     As part of its relationship with Ford, Autocraft also provides material recovery services to assist Ford with the management of its dealer parts inventory. Under this program, Ford dealers send their excess parts inventory to Autocraft. The parts are then sorted and disposed of in one of three ways: useful parts that are needed by other dealers are redistributed; useful parts that are not needed by other dealers are sold to remanufacturers, distributors and other third parties; and useless parts are scrapped. Revenue from sales to third parties are shared by Ford and Autocraft. Prior to the introduction of the material recovery program, Ford scrapped all excess dealer parts but under the program the number of parts that are scrapped has declined to less than 2%.

     As part of its expanding relationship with Chrysler and in response to periodic shortages of cores in the past, the Company established and expanded a central core return center for all of Chrysler's transmission models. Chrysler dealers make arrangements to ship transmission and engine cores to a regional depot, which then ships directly to the Company's central core return center located near its main remanufacturing facility. The Company thus assists Chrysler by improving the efficient and timely return of cores at a cost savings to Chrysler. Furthermore, the Company performs value-added services such as core audit and analysis in conjunction with Chrysler engineers. The Company is continuing to work with Chrysler to improve the tracking and management of cores, which will allow the Company to schedule its production more efficiently. The Company believes that this central core facility has reduced the risk of future Chrysler core shortages. In addition, the increased number of cores has resulted in a greater number of reusable parts, which, together with recently expanded production capacity at Chrysler, has increased the Company's supply of parts required in the remanufacturing process. In 1996, the Company also established a technical support center to assist selected Chrysler dealers in evaluating transmission warranty repair options.

     INDEPENDENT AFTERMARKET

     The Company, through its ATC Distribution Group, supplies transmission repair kits and hard parts used in drive train repairs to over 25,000 of the approximately 71,000 independent transmission rebuilders, distributors and general repair shops in the United States and Canada. These products are used in the Independent Aftermarket to rebuild transmissions and other assemblies using remanufactured and new component parts purchased from a variety of suppliers. In addition, the Company supplies remanufactured engines and transmission filter kits to over 1,600 of the approximately 40,000 retail automotive parts stores throughout the United States, which offer new and remanufactured parts and assemblies to a broad range of customers, principally "do-it-yourself" customers and general repair shops.

     As the number of vehicle models has proliferated and repairs have become increasingly complex, independent transmission rebuilders and general repair shops have grown more dependent on their suppliers for technical support and for assistance in managing inventory by delivering product on a just-in-time basis at competitive prices. To address these needs, the Company maintains 60 distribution centers located in metropolitan areas throughout the United States and Canada from which the Company provides technical support and a wide range of drive train related products that are delivered on a same day basis by trucks to customers in and around metropolitan areas and on a next day basis by overnight carrier to customers in more remote areas. The Company believes that its distribution system is the most extensive in the drive train segment of the automotive aftermarket and represents a competitive advantage for the Company relative to its typically smaller, local competitors. The Company believes there are opportunities for further geographic penetration in this relatively fragmented market. See "Business Strategy."

     The retail automotive parts store market is highly fragmented with most retail stores obtaining products similar to those provided by the Company from a variety of regional suppliers. The Company provides high quality products, competitive prices and high service levels as well as value added promotional literature and advertising support. The Company's principal retail customers are Western Auto and Advance Auto.

     The Company significantly expanded its telemarketing capability with the acquisition of Trans Mart in August 1997. Telemarketing from a central location in Alabama, coupled with the Company's next day delivery strategy to more remote areas, enables the Company to reach customers in areas that cannot support the costs associated with establishing and maintaining a distribution center. In addition to telemarketing, new customers are developed by the Company's direct sales force operating from its distribution centers, and by national and local trade publication advertising. In addition, the Company participates in various trade shows. The Company believes its DIVERCO, HTP, INTERCONT, KING-O-MATIC, MAMCO, METRAN, OLYMPIC, REPCO, RPM and TRANZPARTS brand names are well recognized and respected in their regional markets.

     The Company has developed a common product identification and numbering system which is currently being implemented on a company-wide basis in conjunction with a computer network electronically linking its distribution centers. The Company expects to complete this process by the end of 1998. These changes are expected to improve customer service, increase product availability, enhance inventory management and improve operational efficiencies.

     The Company believes it is well positioned within the highly fragmented aftermarket for drive train products as a result of its extensive product line, diverse customer base and broad geographic presence, with 60 distribution centers throughout the United States and Canada. Sales to Independent Aftermarket customers accounted for 48.1% of the Company's revenues in 1996 and 53.1% of its revenues in 1997.

BUSINESS STRATEGY

     The Company's strategy is to achieve growth both internally and through strategic acquisitions. The Company intends to expand its business by: (i) increasing penetration of its current customer base; (ii) gaining new OEM and Independent Aftermarket customers; and (iii) introducing new products to both existing and new customers. Strategic acquisitions have been an important element in the Company's historical growth, and the Company plans to continue to support its growth strategy through strategic acquisitions in the future. The Company's management is experienced in identifying acquisition opportunities and completing and integrating acquisitions within the automotive aftermarket. In addition, the Company believes that its core competency of remanufacturing, which has been applied to the drive train products segment of the automotive aftermarket, has the potential to be utilized in other aftermarket segments.

     INCREASING SALES TO EXISTING CUSTOMERS

     OEM CUSTOMERS. The Company intends to increase its business with its existing OEM customers by working with OEMs to increase dealer utilization of remanufactured transmissions in both the warranty and post-warranty period. The Company is working in tandem with OEMs to highlight to dealers the quality and cost advantages of using remanufactured assemblies versus rebuilding. In addition, the post-warranty repair market, which the Company believes is approximately eight times as large as the OEM dealer warranty repair market, presents a growth opportunity. Currently, the vast majority of post-warranty repairs are performed in the Independent Aftermarket rather than at OEM dealers. Given the relatively low cost and high quality of remanufactured components, OEM dealers can enhance their cost competitiveness compared to independent service centers through the increased use of remanufactured components as well as providing end customers with a high quality product. To the extent that OEM dealers increase their level of post-warranty repairs, the Company is well positioned to capitalize on this market growth. The Company has introduced a number of new transmission models and related drive train products in the last several years for its OEM customers. The Company, with the approval of Chrysler, developed a new production line in late 1996 dedicated to remanufacturing substantially all of Chrysler's rear wheel drive transmission models and has built up a core supply necessary to support the program, although Chrysler has not yet released firm orders for these transmission models.

     INDEPENDENT AFTERMARKET CUSTOMERS. The Company believes that it currently supplies less than one-third of the remanufactured or new drive train component requirements of its independent transmission rebuilder and general repair shop customers. The Company believes it is well positioned to expand sales to these customers through a common product identification and numbering system which is currently being implemented on a company-wide basis in conjunction with a computer network that will electronically link its distribution centers. The Company also intends to expand its business with existing customers by cross-selling products among its subsidiaries' customers. For example, after its acquisition in January 1997, REPCO introduced Mamco and RPM torque converters to its customers. The Company intends to increase its business with its existing retail automotive customers by offering "niche" products at competitive prices throughout these customers' networks.

     INTRODUCING NEW PRODUCTS

     OEM CUSTOMERS. The Company believes that OEMs recognize that the use of remanufactured assemblies provide a high quality, lower cost alternative to rebuilding damaged assemblies or replacing them with new assemblies. For this reason, the Company believes that OEMs are interested in working with large, high quality remanufacturers to reduce the OEMs' warranty expenditures and increase their parts sales into the post-warranty aftermarket. The Company continues to work with its OEM customers to identify additional remanufactured products and services where the Company can provide value to the OEM. In this way, the Company believes that it will be able to leverage its customer relationships and remanufacturing competency. For example, in 1997 the Company began remanufacturing 4.0 liter engines for Chrysler. In addition, the Company also intends to leverage the electronic component capability of Autocraft by introducing these products to some of its other OEM customers.

     INDEPENDENT AFTERMARKET CUSTOMERS. The Company believes that its reputation for high quality products and customer service enables it to leverage its relationships with existing customers to sell additional products. The Company monitors sales trends and is in frequent communication with customers regarding potential new products. For example, in 1997 the Company began to offer clutch kits, transmission filter kits and torque converters to its retail customers. The acquisition of Diverco in October 1996 has enabled the Company to begin offering standard transmission components to its independent transmission rebuilder and general repair shop customers.

     ESTABLISHING NEW CUSTOMER RELATIONSHIPS

     OEM CUSTOMERS. The Company believes that opportunities for growth exist with several OEMs regarding United States based remanufacturing programs. The Company believes that this represents an opportunity for growth and is currently working to develop programs with certain foreign OEMs. During 1997, the Company began remanufacturing standard transmissions for New Venture Gear, a joint venture between Chrysler and General Motors. In July 1997, the Company became one of four suppliers of remanufactured transmissions to General Motors when the Company acquired ATS, which has been remanufacturing transmissions for General Motors for 12 years. In March 1998, the Company expanded its business with General Motors by purchasing Autocraft, one of General Motors' other three transmission suppliers. The Autocraft Acquisition also marked the addition of Ford as one of the Company's customers.

     INDEPENDENT AFTERMARKET CUSTOMERS. The Company believes that its product mix and distribution network position it to expand its Independent Aftermarket customer base in three ways. First, although the Company's distribution network is currently the most extensive in the drive train segment of the automotive aftermarket, there are further opportunities for the Company to expand to additional geographic markets. Second, as a result of the acquisition of Trans Mart in August 1997, which significantly expanded the Company's telemarketing capability, the Company expects to reach new Independent Aftermarket customers in non-metropolitan areas. Third, in the last few years, the Company has expanded its customer base to include general repair shops and retail automotive parts stores. The Company now serves over 1,600 of the 40,000 retail automotive parts stores in the United States, primarily by selling products to two retail chains, and 25,000 of the approximately 71,000 independent transmission rebuilders, distributors and general repair shops in the United States and Canada. The Company intends to leverage its breadth of products and distribution network to supply "niche products" such as transmission filter kits and remanufactured engines at improved availability rates and competitive prices. The Company believes that its position as a leading national supplier of remanufactured engines affords it the opportunity to service additional national retail chains to the extent that these chains migrate away from their existing fragmented base of suppliers. In addition, the Company's position enables it to supply other chains that may expand their product lines in the future to include remanufactured engines.

     ADDITIONAL REMANUFACTURING OPPORTUNITIES

     The Company has begun to look beyond the automotive aftermarket to identify other aftermarket segments that utilize the Company's core competency of remanufacturing. The Company believes that other markets may have similar characteristics to those experienced by the Company in the automotive aftermarket. If remanufacturing opportunities are identified in these other markets, the Company will review them and may pursue those that are expected to be consistent with its capabilities and investment objectives.

     The foregoing discussion of the Company's business strategy contains forward looking statements. See "Forward Looking Statement Notice."

COMPETITION

     The Company competes in the highly fragmented automobile aftermarket for transmissions, engines and other drive train components, in which the majority of industry supply comes from small local or regional participants. Competition is based primarily on product quality, service, delivery, technical support and price. Many of the Company's competitors operate only in certain geographic regions with a limited product line. The Company is one of the largest participants in the aftermarket for remanufactured drive train components, offers a more complete line of products across a diverse customer base and has a much broader geographic presence than many of its competitors. As a result, the Company believes that it is well positioned to enhance its competitive position by expanding its product line through the development of new products or acquisition of new businesses as well as by expanding its distribution network into new geographic markets.
Nevertheless, the aftermarket for remanufactured drive train components remains highly competitive, and certain of the Company's competitors are larger than the Company and have greater financial and other resources available to them than does the Company.

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 3,500 people. The Company believes its employee and labor relations are good. None of the Company's subsidiaries has experienced a work stoppage in its history, and the Company has not experienced any work stoppage since its formation in 1994. None of the Company's employees are members of any labor union. As a result of the Autocraft Acquisition, in March 1998 the Company hired approximately 1,500 new employees who had previously been employed by the seller of Autocraft.

ENVIRONMENTAL

     The Company is subject to various evolving Federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals or other releases of hazardous substances.

     In connection with the Acquisitions, the Company conducted certain investigations of the acquired companies' facilities and their compliance with applicable environmental laws. The investigations, which included "Phase I" assessments by independent consultants of all manufacturing and certain distribution facilities, found that certain facilities have had or may have had releases of hazardous materials that may require remediation and also may be subject to potential liabilities for contamination from off-site disposal of substances or wastes. These assessments also found that certain reporting and other regulatory requirements, including certain waste management procedures, were not or may not have been satisfied. Although there can be no assurance, the Company believes that, based in part on the investigations conducted, in part on certain remediation completed prior to the acquisitions, and in part on the indemnification provisions of the agreements entered into in connection with the Company's acquisitions, the Company will not incur any material liabilities relating to these matters.

     The company from which RPM acquired its assets (the "Prior RPM Company") has been identified by the United States Environmental Protection Agency (the "EPA") as one of many potentially responsible parties for environmental liabilities associated with a "Superfund" site located in the area of RPM's former manufacturing facilities and current distribution facility in Azusa, California. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from potentially responsible parties ("PRPs"). PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators. As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard. The EPA has preliminarily estimated that it will cost approximately $47 million to construct and approximately $4 million per year for an indefinite period to operate an interim remedial groundwater pumping and treatment system for the part of the Superfund site within which RPM's former manufacturing facilities and current distribution facility, as well as those of many other potentially responsible parties, are located. The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with the Superfund site are likely to be assessed. The Company has significantly reduced its presence at the site and has moved all manufacturing operations off-site. Since July 1995, the Company's only real property interest in this site has been the lease of a 6,000 square foot storage and distribution facility. The RPM acquisition agreement and the leases pursuant to which the Company leased RPM's facilities after the Company acquired the assets of RPM (the "RPM Acquisition") expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the RPM Acquisition, although the Company could become responsible for these liabilities under various legal theories. The Company is indemnified against any such liabilities by the seller of RPM as well as the Prior RPM Company shareholders. There can be no assurance, however, that the Company would be able to make any recovery under any indemnification provisions. Since the RPM Acquisition, the Company has been engaged in negotiations with the EPA to settle any liability that it may have for this site. Although there can be no assurance, the Company believes that it will not incur any material liability as a result of these environmental conditions.

CERTAIN FACTORS AFFECTING THE COMPANY

     Set forth below are certain factors that may affect the Company's business:

     DEPENDENCE ON SIGNIFICANT CUSTOMER

     The Company's largest customer, Chrysler, accounted for approximately 37.2% and 32.0% of the Company's net sales for 1996 and 1997, respectively. No other customer accounted for more than 10% of the Company's net sales during either of these years, although the Company expects that Ford will account for more than 10% of the Company's net sales in 1998.

     Chrysler, like other North American OEMs, generally requires its dealers using remanufactured products to use only those from approved suppliers. Although the Company is currently the only factory-approved supplier of remanufactured transmissions to Chrysler, Chrysler (like the Company's other OEM customers) is not obligated to continue to purchase the Company's products and there can be no assurance that the Company will be able to maintain or increase the level of its sales to Chrysler or that Chrysler will not approve other suppliers in the future. In addition, within the last three years Chrysler reduced its standard new vehicle warranty from seven years/70,000 miles to three years/36,000 miles and could implement a shorter warranty in the future. Any such action could have the effect of reducing the amount of warranty work performed by Chrysler dealers. An extended, substantial decrease in orders from Chrysler would have a material adverse effect on the Company. See "Customers--OEM Customers."

     SHORTAGE OF TRANSMISSION CORES AND COMPONENT PARTS

     In its remanufacturing operations, the Company obtains used transmissions, hard parts, engines and related components, commonly known as "cores," which are sorted and either placed into immediate production or stored until needed. The majority of the cores remanufactured by the Company are obtained from OEMs or from Independent Aftermarket customers as trade-ins. The ability to obtain cores of the types and in the quantities required by the Company is critical to the Company's ability to meet demand and expand production. With the increased acceptance in the aftermarket of remanufactured assemblies, the demand for cores has increased. The Company periodically has experienced situations in which the inability to obtain sufficient cores has limited its ability to accept all of the orders available to it. As part of its expanding relationship with Chrysler and in response to the periodic shortage of cores, in 1995 the Company established a central core return center for all of Chrysler's transmission product lines. The operation of this facility enables the Company to receive cores on a more timely basis and better monitor the availability of cores. There can be no assurance that the Company will not experience core shortages in the future. If the Company were to experience such a shortage, it could have a material adverse effect on the Company.

     Certain component parts required in the remanufacturing process are manufactured by Chrysler and the Company's other OEM customers. The Company has experienced shortages of such component parts from time to time in the past, and future shortages could have a material adverse effect on the Company.

     ABILITY TO ACHIEVE AND MANAGE GROWTH

     An important element in the Company's growth strategy is the acquisition and integration of complementary businesses in order to broaden product offerings, capture market share and improve profitability. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates, or that the Company will be able to manage additional businesses profitably or successfully integrate such additional businesses into the Company without substantial costs, delays or other problems. Acquisitions may involve a number of special risks, including: initial reductions in the Company's reported operating results; diversion of management's attention; unanticipated problems or legal liabilities; and a possible reduction in reported earnings due to amortization of acquired intangible assets in the event that such acquisitions are made at levels that exceed the fair market value of net tangible assets. Some or all of these items could have a material adverse effect on the Company. There can be no assurance that businesses acquired in the future will achieve sales and profitability that justify the investment therein. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates may increase to unacceptable levels. See "Business Strategy."

     The Company also plans to expand its existing operations by broadening its product lines and increasing the number of its distribution centers in the United States. There can be no assurance that any new product lines introduced by the Company will be successful, that the Company will manage successfully the start-up and marketing of new products or that additional distribution centers will be integrated into the Company's existing operations or will be profitable. See "Business Strategy."

     In addition, the Company is exploring possible additional markets for its remanufacturing capabilities, but no assurance can be given that the Company will pursue any such opportunity or be successful outside the automotive aftermarket. See "Business Strategy--Additional Remanufacturing Opportunities."

     INDEBTEDNESS AND LIQUIDITY

     The Company had outstanding long-term indebtedness of $273.1 million at March 6, 1998. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The level of the Company's consolidated indebtedness could have important consequences, including the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal of and interest on its indebtedness and will not be available for other purposes; (ii) the ability of the Company to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes may be materially limited or impaired; (iii) the Company's level of indebtedness may reduce its flexibility to respond to changing business and economic conditions or take advantage of business opportunities that may arise; and (iv) the ability of the Company to pay dividends is restricted. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters." Any default by the Company with respect to its outstanding indebtedness, or any inability on the part of the Company to obtain necessary liquidity, would have a material adverse effect on the Company.

     DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the continued services of its management team, including Stephen J. Perkins, Chairman of the Board, President and Chief Executive Officer. Although the Company believes it could replace key employees in an orderly fashion should the need arise, the loss of such personnel could have a material adverse effect on the Company.

     ENVIRONMENTAL MATTERS

     The Company is subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals or other releases of hazardous substances. In connection with the Acquisitions, the Company conducted certain investigations of the acquired companies' facilities and their compliance with applicable environmental laws. These investigations found various environmental matters and conditions that could, under certain circumstances, expose the Company to liability. Furthermore, the company from which RPM acquired its assets has been identified by the United States Environmental Protection Agency as one of the many potentially responsible parties for environmental liabilities associated with a "Superfund" site located in the area of RPM's former manufacturing facilities and one of its current distribution facilities. Although no assurances can be given, the Company believes that it will not incur any material liabilities relating to these matters. See "Environmental Matters."

     COMPETITION

     The automotive aftermarket for transmissions, engines and other drive train products is highly fragmented and highly competitive. There can be no assurance that the Company will compete successfully with other companies in its industry segment, some of which are larger than the Company and have greater financial and other resources available to them than does the Company. See "Competition."

     CONTROL OF THE COMPANY; ANTI-TAKEOVER MATTERS

     The Company is controlled by Aurora Equity Partners L.P. ("AEP") and Aurora Overseas Equity Partners I, L.P. ("AOEP" and together with AEP, the "Aurora Partnerships"), which hold approximately 52% of the voting power in the Company (through direct ownership and certain voting arrangements). Therefore, the Aurora Partnerships will be able to elect all of the directors of the Company and approve or disapprove any matter submitted to a vote of the Company's stockholders. As a result of the Aurora Partnerships' substantial ownership interest in the Common Stock, it may be more difficult for a third party to acquire the Company. A potential buyer would likely be deterred from any effort to acquire the Company absent the consent of the Aurora Partnerships or their participation in the transaction. The general partner of each of the Aurora Partnerships is controlled by Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder, each of whom is a director of the Company. The Indentures governing the Company's 12% Senior Subordinated Notes due 2004 (the "Senior Notes") contain provisions that would allow a holder to require the Company to repurchase such holder's Senior Notes at a cash price equal to 101% of the principal amount thereof, together with accrued interest, upon the occurrence of a "change of control" of the Company (as defined therein), which could also have the effect of discouraging a third party from acquiring the Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

     In addition, the Company's Board of Directors is authorized, subject to certain limitations prescribed by law, to issue up to 5,000,000 shares of preferred stock in one or more classes or series and to fix the designations, powers, preferences, rights, qualifications, limitations or restrictions, including voting rights, of those shares without any further vote or action by stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate transactions, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of preferred stock.

ITEM 2.   PROPERTIES

     The Company leased 76 facilities with total leased space of approximately 2.5 million square feet as of December 31, 1997. The following table sets forth certain information regarding the manufacturing facilities and distribution centers of the Company as of December 31, 1997.

                                                                Lease
                                           Approximate       Expiration
Location                                    Sq. Feet            Date     Type of Facility/Products Manufactured
---------------------------------------------------------------------------------------------------------------
 Florence, Alabama                              85,100             2002  Distribution Center (1)
 Phoenix, Arizona                               22,000             2000  Distribution Center (1)
 Tucson, Arizona                                 6,400             1998  Distribution Center (1)
 Azusa, California                               5,600             2000  Distribution Center (1)
 Fresno, California                             14,000             2000  Distribution Center (1)
 Los Angeles, California                         4,700             2000  Distribution Center (1)
 Rancho Cucamonga, California                  153,000             2002  Distribution Center (1)
 Sacramento, California                         11,200             1998  Distribution Center (1)
 San Diego, California                          10,000             2002  Distribution Center (1)
 San Jose, California                           10,000             2000  Distribution Center (1)
 San Leandro, California                        13,000             2002  Distribution Center (1)
 Van Nuys, California                            6,800             2000  Distribution Center (1)
 Colorado Springs, Colorado                      5,000                *  Distribution Center (1)
 Denver, Colorado                                9,000             2000  Distribution Center (1)
 Jacksonville, Florida                          12,000             1999  Distribution Center (2)
 Orlando, Florida                               11,900             2002  Distribution Center (1)
 Orlando, Florida                                4,000             1998  Distribution Center (2)
 Atlanta, Georgia                               14,900             1998  Distribution Center (1)(2)
 Harvey, Illinois                               46,000             2001  Distribution Center (1)
 Hillside, Illinois                             20,000             2000  Distribution Center (1)(2)
 Westmont, Illinois                              5,900             2002  Corporate Offices
 Louisville, Kentucky                           51,500             1999  Distribution Center (1)
 Louisville, Kentucky                            9,200                *  Distribution Center (1)(2)
 Harahan, Louisiana                              2,500             1998  Distribution Center (2)
 Baltimore, Maryland                             4,000             1999  Distribution Center (2)
 Malden, Massachusetts                           6,200             2001  Distribution Center (1)
 Grand Rapids, Michigan                          9,000             1998  Distribution Center (1)(2)
 Taylor, Michigan                               12,200             2000  Distribution Center (1)(2)
 Berkeley, Missouri                             18,000             1998  Distribution Center (1)
 Creve Coeur, Missouri                           9,700             1998  Distribution Center (1)(2)
 Joplin, Missouri                              264,000             2008  Manufacturing Facility
 Kansas City, Missouri                          10,200             2000  Distribution Center (1)(2)
 Springfield, Missouri                         280,800             2004  Manufacturing Facility
 Springfield, Missouri                          30,000             1999  Manufacturing Facility
 Springfield, Missouri                          12,100             2001  Distribution Center (1)(2)
 Springfield, Missouri                          34,000                *  Manufacturing Facility
 Springfield, Missouri                          60,400             2000  Manufacturing Facility
 Springfield, Missouri                          98,800                *  Manufacturing Facility
 Springfield, Missouri                          10,000                *  Manufacturing Facility
 Springfield, Missouri                         200,000             2006  Manufacturing Facility
 Las Vegas, Nevada                               7,500             1999  Distribution Center (1)
 Las Vegas, Nevada                                 250                *  Sales Office
 East Rutherford, New Jersey                     5,700             1999  Distribution Center (2)




                                                                Lease
                                           Approximate       Expiration
Location                                    Sq. Feet            Date     Type of Facility/Products Manufactured
---------------------------------------------------------------------------------------------------------------
 Mahwah, New Jersey                            160,000             2003  Manufacturing Facility
 Albuquerque, New Mexico                         7,000             2000  Distribution Center (1)
 Jericho, New York                              13,800             1998  Distribution Center (1)
 Charlotte, North Carolina                      23,000             2001  Distribution Center (1)(2)
 Gastonia, North Carolina                      130,000             2000  Manufacturing Facility
 Gastonia, North Carolina                       60,000                *  Manufacturing Facility
 Dayton, Ohio                                   42,000             1999  Manufacturing Facility
 Forest Park, Ohio                              10,000             1998  Distribution Center (1)
 Portland, Oregon                               20,000             2000  Distribution Center (1)
 Croydon, Pennsylvania                           7,100             2000  Distribution Center (1)
 Memphis, Tennessee                             37,800             2003  Distribution Center (1)(2)
 Nashville, Tennessee                            6,500             2000  Distribution Center (1)
 Austin, Texas                                   5,000                *  Distribution Center (1)
 Dallas, Texas                                  93,000             2012  Distribution Center (1)
 Dallas, Texas                                   9,000             1998  Distribution Center (1)
 Houston, Texas                                 13,500             2002  Distribution Center (1)(2)
 San Antonio, Texas                             13,000             2002  Distribution Center (1)
 Salt Lake City, Utah                           15,000             2000  Distribution Center (1)
 Norfolk, Virginia                               9,700             2000  Distribution Center (1)
 Norfolk, Virginia                              13,500             2002  Distribution Center (1)(2)
 Seattle, Washington                            22,000             2000  Distribution Center (1)
 Spokane, Washington                             9,500             2000  Distribution Center (1)
 Janesville, Wisconsin                          30,000             2001  Distribution Center (1)
 Calgary, Alberta                                9,200             2001  Distribution Center (1)
 Edmonton, Alberta                              14,800             2003  Distribution Center (3)
 Delta, British Columbia (Vancouver)            13,000             2004  Distribution Center (1)
 Moncton, New Brunswick                         12,000             2000  Distribution Center (3)
 Mississauga, Ontario                           35,100             1998  Distribution Center (3)
 Mississauga, Ontario                           12,200             2001  Manufacturing Facility
 Mississauga, Ontario                           24,000             2000  Distribution Center (1)
 Montreal, Quebec                               11,200             2000  Distribution Center (1)
 Regina, Saskatchewan                              600                *  Distribution Center (1)
 Mexicali, Mexico                               77,100             2002  Manufacturing Facility

______________
 *   Month-to-month lease.
(1)  Transmission repair kits & drive train hard parts.
(2)  Engines
(3)  Heavy duty truck transmissions & differentials

     In connection with the Autocraft Acquisition, the Company purchased the 207,000 square foot facility in Oklahoma City, Oklahoma at which its Ford transmission remanufacturing operations are conducted, as well as an adjacent 98,000 square foot facility at which the Ford material recovery program is conducted. In addition, the Company began leasing 12 additional facilities with an aggregate of approximately 450,000 square feet at which the other Autocraft operations are conducted. These leased facilities are located in Oklahoma City, Oklahoma; Carrollton, Fort Worth and Houston, Texas; Sparks, Nevada; and Charlotte, North Carolina. The Company's new United Kingdom subsidiary (which was acquired as part of the Autocraft Acquisition) owns a 120,000 square foot facility in Grantham, England from which it conducts its engine remanufacturing operations.

     The Company believes that its current manufacturing facilities and distribution centers are adequate for the current level of the Company's activities. The Company's transmission and engine remanufacturing facility in Springfield, Missouri is currently employing two work shifts. Other manufacturing sites have the flexibility to add both additional shifts and production workers needed to accommodate additional demand for products and services. However, in the event the Company were to experience a material increase in sales, the Company may require additional manufacturing facilities. The Company believes such additional facilities are readily available on a timely basis on commercially reasonable terms. Further, the Company believes that the leased space housing its existing manufacturing and distribution facilities is not unique and could be readily replaced, if necessary, at the end of the terms of its existing leases on commercially reasonable terms. Many of the Company's leases are renewable at the option of the Company.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time, the Company has been and is involved in various legal proceedings. Management believes that all of such litigation is routine in nature and incidental to the conduct of its business, and that none of such litigation, if determined adversely to the Company, would have a material adverse effect, individually or in the aggregate, on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 1997.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ATAC" since the IPO in December 1996. As of February 27, 1998, there were approximately 88 record holders of its Common Stock. The following table sets forth for the periods indicated the range of high and low sale prices of the Common Stock as reported by Nasdaq:

                                                            High        Low
1996
    Fourth quarter (beginning December 17) .............   $17 5/8     $14 1/4
1997
    First quarter ......................................    19 5/8      14 3/8
    Second quarter .....................................    23          14 3/4
    Third quarter ......................................    27 1/4      18 1/2
    Fourth quarter .....................................    24 3/4      15 1/2

     On February 27, 1998, the last sale price of the Common Stock, as reported by Nasdaq, was $23 15/16 per share.

     The Company has not paid cash dividends on its Common Stock to date. Because the Company currently intends to retain any earnings to provide funds for the operation and expansion of its business and for the servicing and repayment of indebtedness, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of the Company to pay cash dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. Under the terms of the Indentures governing the Senior Notes, the Company is not permitted to pay any dividends on its Common Stock unless certain financial ratio tests are satisfied. In addition, the Company's $100.0 million Credit Facility contains certain covenants that, among other things, prohibit the payment of dividends by the Company. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Any determination to pay cash dividends on the Company's Common Stock in the future will be at the sole discretion of the Company's Board of Directors.

     During 1997, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below with respect to the statements of income data for the years ended December 31, 1995, 1996 and 1997 and the balance sheet data at December 31, 1996 and 1997 are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto. The selected financial data with respect to the statement of income data for the year ended December 31, 1993, the seven months ended July 31, 1994 and the five months ended December 31, 1994 and the balance sheet data at December 31, 1993, 1994 and 1995, are derived from the audited Combined Financial Statements of the Predecessor Companies and the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, but are not included herein. The data provided should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included in this Annual Report.

                                              COMBINED                                    CONSOLIDATED
                                   ---------------------------------       ------------------------------------------------------
                                   FOR THE YEAR        FOR THE SEVEN       FOR THE FIVE
                                       ENDED            MONTHS ENDED       MONTHS ENDED           FOR THE YEAR ENDED DECEMBER 31,
                                    DECEMBER 31,          JULY 31,          DECEMBER 31,          -------------------------------
                                       1993               1994(1)              1994                1995       1996       1997(2)
                                   ---------------     -------------       --------------         ------     ------     --------
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
 Net sales .......................... $110,702            $90,056             $67,736            $190,659   $272,878    $346,110
 Cost of sales.......................   66,687             52,245              40,112             115,499    166,810     212,416
                                       -------             ------              ------             -------    -------     -------
 Gross profit........................   44,015             37,811              27,624              75,160    106,068     133,694
 Selling, general and
  administrative expenses............   25,682             20,475              14,206              38,971     55,510      73,768
 Amortization of intangible assets ..       28                 16               1,210               3,308      3,738       4,501
                                       -------             ------              ------             -------    -------     -------
 Operating income ...................   18,305             17,320              12,208              32,881     46,820      55,425
 Interest expense (income), net .....     (302)              (158)              6,032              16,915     19,106      16,910
 Income taxes (3)....................      471                 (5)              2,565               6,467     11,415      15,512
                                       -------             ------              ------             -------    -------     -------
 Income before extraordinary item ... $ 18,136            $17,483               3,611               9,499     16,299      23,003
                                       =======             ======
 Preferred stock dividends...........                                             853               2,093      2,222         -
                                                                               ------             -------    -------     -------
 Income before extraordinary item
   available to common stockholders..                                         $ 2,758             $ 7,406   $ 14,077     $23,003
                                                                               ======             =======    =======     =======
 Diluted earnings per share before
   extraordinary item (4) ...........                                                             $  0.65    $  1.02     $  1.19
 Shares used in computation of
   diluted earnings per share
   before extraordinary item (4) ....                                                              14,616     15,918      19,335

 OTHER DATA:
 Capital expenditures (5)............ $  2,310            $ 1,850             $ 1,336             $ 5,187    $ 7,843     $ 8,682

                                                    Combined                  Consolidated
                                                ---------------   ---------------------------------
                                                                          December 31,
                                                ---------------------------------------------------
                                                  1993       1994       1995      1996       1997
                                                                (in thousands)
BALANCE SHEET DATA:
Working capital..............................    $26,651    $40,499    $60,012   $103,371    $98,523
Property, plant and equipment, net...........      4,678      6,196     10,784     17,482     24,414
Total assets.................................     45,618    187,293    247,932    320,747    368,677
Long-term liabilities (6)....................        998    121,483    165,724    167,233    152,571
Preferred stock..............................        -       20,853     22,946        -          -
Common stockholders' equity .................     31,720     22,757     30,188    105,832    175,429
_______________

(1) The combined financial statements for the seven months ended July 31, 1994 include the operations of the Predecessor Companies up to their respective acquisition dates. All material transactions between the Predecessor Companies have been eliminated.

(2) Income before extraordinary item for the year ended December 31, 1997 excludes an extraordinary item in the amount of $3,749 ($6,269 less related income tax benefit of $2,520). This amount is comprised of (i) a $5,700 charge resulting from the early redemption of $40,000 in principal amount of the Senior Notes in February 1997, which included the payment of a 12.0% early redemption premium and the write-off of related debt issuance costs and (ii) a charge of approximately $600 for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

(3) Two of the Predecessor Companies elected to be taxed as S Corporations for all periods prior to the Initial Acquisitions; therefore, for federal and state income tax purposes, any income or loss generally was not taxed to these companies but was reported by their respective stockholders. A pro forma provision for taxes based on income reflecting the estimated provision for federal and state income taxes that would have been provided had these companies been C Corporations and included in consolidated returns with the Company is as follows: $7,334 for the year ended
     December 31, 1993 and $7,004 for the seven months ended July 31, 1994.

(4) See Note 1 to Consolidated Financial Statements for a description of the computation of net income per share.

(5) Excludes capital expenditures made by certain of the Company's subsidiaries prior to such subsidiaries' respective acquisitions and any capital expenditures made in connection with such acquisitions.

(6) Includes deferred tax liabilities of $1,438, $3,478, $5,252 and $8,044 at December 31, 1994, 1995, 1996 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report.

OVERVIEW

     The Company's revenues are generated through the sale of drive train products used in the repair of vehicles in the automotive aftermarket. Since its formation, the Company has benefited from a combination of internal and acquisition-related revenue growth. The Company achieved compound annual growth in revenue of approximately 33.0% from 1993 through 1997 (including both internal growth and growth through acquisitions).

     The Company's revenues from sales to Independent Aftermarket customers increased by 26.9% compounded annually from $70.9 million to $183.8 million from 1993 through 1997. This growth was due to geographic expansion through the addition of distribution centers, a broadened product line, enhanced customer service, effective sales efforts, the addition of retail automotive parts stores as customers and acquisitions. During the same period, revenues from sales to OEM customers increased by 42.1% compounded annually from $39.8 million to $162.3 million due to increased sales to existing customers, including Chrysler, and the addition of new customers.

     The primary components of the Company's cost of goods sold are the cost of cores and component parts, labor costs and overhead. While certain of these costs have fluctuated as a percentage of sales over time, cost of goods sold as a percentage of sales has remained relatively constant from 1993 through 1997. Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, rent, marketing expenses and other management infrastructure expenses. SG&A expenses as a percentage of sales declined from 23.2% in 1993 to 21.3% in 1997 principally due to the effect of spreading certain fixed costs over a larger sales base.

     The Company regularly evaluates strategic acquisition opportunities in the automotive aftermarket business and expects to continue to do so in the future. On March 6, 1998, the Company completed the acquisition of substantially all the assets of the OEM Division of Autocraft. See Item 1. "Business."

RESULTS OF OPERATIONS

     The following table sets forth certain financial statement data expressed in millions of dollars and as a percentage of net sales.


                                                       Year Ended December 31,
                                          -----------------------------------------------------
                                             1995                 1996                   1997
                                          -----------------------------------------------------
                                                            (in millions)
  Net sales............................... $190.7   100.0%   $272.9    100.0%    $346.1   100.0%
  Cost of sales...........................  115.5    60.6     166.8     61.1      212.4    61.4
                                           ------   -----    ------    -----      -----   -----
  Gross profit............................   75.2    39.4     106.1     38.9      133.7    38.6
  SG&A expenses ..........................   39.0    20.5      55.5     20.3       73.8    21.3
  Amortization of intangible assets ......    3.3     1.7       3.8      1.4        4.5     1.3
                                           ------   -----    ------    -----      -----   -----
  Operating income .......................   32.9    17.2      46.8     17.2       55.4    16.0
  Interest expense, net...................   16.9     8.8      19.1      7.0       16.9     4.9
  Provision for income taxes..............    6.5     3.4      11.4      4.2       15.5     4.5
                                           ------   -----    ------    -----      -----   -----
  Income before extraordinary item ....... $  9.5     5.0%   $ 16.3      6.0%    $ 23.0     6.6%
                                           ======   =====    ======    =====      =====   =====

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

     Income before extraordinary item increased 41.1% from $16.3 million in 1996 to $23.0 million in 1997. Net sales increased 26.8%, from $272.9 million in 1996 to $346.1 million in 1997, primarily due to sales generated by the acquisitions of REPCO, ATS, Trans Mart and Metran as well as increased sales volumes to OEM customers. In general, costs and expenses also increased; however, overall the Company was able to spread its overhead expenses over a larger revenue base, which contributed to the comparatively higher income from before extraordinary item for the year.

     On a per share basis, income before extraordinary item increased from $1.02 per diluted share in 1996 to $1.19 per diluted share in 1997. The number of shares used in the per share calculations were 15.9 million in 1996 and 19.3 million in 1997. The increase in shares resulted primarily from the Company's public offering of Common Stock in October 1997.

    NET SALES. Net sales increased $73.2 million, or 26.8%, from $272.9 million in 1996 to $346.1 million in 1997. Of this increase, $23.2 million was due to the internal growth described above and $50.0 million was due to the incremental net sales generated by the companies acquired in 1997 (REPCO, ATS, Trans Mart and Metran). Net sales to Chrysler represented 37.2% of total net sales in 1996, as compared to 32.0% in 1997.

     Net sales on a proforma (unaudited) basis, to reflect the 1996 acquisitions of Tranzparts and Diverco and the 1997 acqusitions of REPCO, ATS, Trans Mart and Metran as if all acquisitions had occurred on January 1, 1996, were $358.6 million for 1996 and $392.5 million for 1997.

     GROSS PROFIT. Gross profit as a percentage of net sales remained relatively constant at 38.9% in 1996 as compared to 38.6% in 1997.

     SG&A EXPENSES. The Company's SG&A expenses increased $18.3 million, from $55.5 million in 1996 to $73.8 million in 1997. As a percentage of net sales, SG&A expenses increased from 20.3% to 21.3% between the two periods. The increase in SG&A expenses is primarily due to the ongoing incremental expenses of the Tranzparts, Diverco, REPCO, ATS, Trans Mart and Metran acquisitions, certain enhancements to the Company's infrastructure (including additional management and improved information systems) and additional selling and other variable overhead costs associated with the higher sales volume (including increased production capacity). The increase in SG&A expenses as a percentage of net sales is primarily attributable to: (i) the deferred compensation expense described below, (ii) certain enhancements to the Company's infrastructure (including additional management and improved information systems) and (iii) the additional ongoing expenses associated with being a publicly held company.

     Included in SG&A expenses are non-cash charges totaling $0.5 million in 1996 and $1.8 million in 1997, representing the pro rata portion for each year of deferred compensation expense relating to the difference between the exercise price and the intrinsic value for financial statement presentation purposes of stock options granted to Mr. Stephen J. Perkins, the Company's Chairman of the Board, President and Chief Executive Officer, and other members of senior management. The Company expects to recognize additional compensation expense aggregating $1.1 million over the balance of the respective vesting periods of the options, which generally range from three to five years from the date of grant.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased from $3.8 million in 1996 to $4.5 million in 1997. The increase resulted from the additional intangible assets arising from the acquisitions of Tranzparts, Diverco, REPCO, ATS, Trans Mart and Metran.

     INCOME FROM OPERATIONS. Principally as a result of the factors described above, income from operations increased 18.4%, from $46.8 million in 1996 to $55.4 million in 1997.

     INTEREST EXPENSE, NET. Interest expense decreased from $19.1 million in 1996 to $16.9 million in 1997. The lower interest resulted from the net effect of the early redemption in February 1997 of $40.0 million of the Senior Notes offset to some extent by increased borrowings under the Company's $100.0 million revolving credit facility (the "Credit Facility"). The Credit Facility carries a significantly lower effective interest rate than did the Senior Notes.

     EXTRAORDINARY ITEM. An extraordinary item in the amount of $3.8 million ($6.3 million, net of related income tax benefit of $2.5 million) was recorded in 1997. This amount is comprised of (i) a $5.7 million charge resulting from the early redemption of $40.0 million of the Senior Notes in February 1997, which included the payment of a 12.0% early redemption premium and the write-off of related debt issuance costs and (ii) a charge of approximately $0.6 million for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

     Net income increased 71.6% from $9.5 million in 1995 to $16.3 million in 1996, as the Company experienced significant revenue growth from both of its customer groups, OEMs and the Independent Aftermarket including retail automotive parts stores. More than half of the revenue growth occurred from OEM customers. Growth from the Independent Aftermarket was achieved largely through two strategic acquisitions (Tranzparts and Diverco), and to a lesser extent from internal growth. The higher net income was primarily achieved from the Company's ability to spread its overhead expenses over a larger revenue base.

     Although the Company's IPO resulted in an increase in the number of shares used in the earnings per share ("EPS") calculation, EPS increased significantly from $0.65 in 1995 to $1.02 in 1996. The number of shares used in the calculation of EPS were 14.6 million for 1995 and 15.9 million for 1996.

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

     The internal growth was generated primarily from increased sales volumes with existing OEM customers. To a lesser extent, internal growth was also generated by the incremental sales associated with the opening of five new distribution centers during the second half of 1995, increased sales volumes through existing distribution centers and increased sales volumes with existing retail customers.

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

     SG&A EXPENSES. SG&A expenses decreased slightly as a percentage of net sales from 20.4% in 1995 to 20.3% in 1996. However, SG&A expenses increased in absolute dollars from $39.0 million in 1995 to $55.5 million in 1996, representing an increase of $16.5 million or 42.4%. The increase in SG&A expenses was due largely to the ongoing incremental SG&A expenses of the companies acquired in 1995 and 1996: CRS, Mascot, King-O-Matic, Tranzparts and Diverco. Other significant factors contributing to the increase in SG&A expenses include the ongoing incremental expenses associated with the five new distribution centers opened during the second half of 1995, and certain start-up and ongoing SG&A expenses incurred in connection with the Company's new plant in Joplin, Missouri. In addition, SG&A expenses in 1996 included a charge of approximately $0.7 million for certain planned reorganization costs associated with the relocation of the Company's corporate headquarters to the Chicago area and costs associated with a realignment of the Independent Aftermarket division.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased approximately $0.4 million in 1996 as compared to 1995, reflecting the increase in intangible assets that occurred as a result of the acquisitions of CRS, Mascot, King-O-Matic, Tranzparts and Diverco.

     INCOME FROM OPERATIONS. Principally as a result of the factors described above, income from operations increased 42.2%, from $32.9 million in 1995 to $46.8 million in 1996. As a percentage of net sales, income from operations in 1996 was 17.2%, equal to the same percentage of net sales in 1995.

     INTEREST EXPENSE, NET. Interest expense increased $2.3 million from $18.0 million in 1995 to $20.3 million in 1996. The increase was due to a full year of interest expense on the Series D Senior Notes which were used to finance the acquisitions of CRS, Mascot and King-O-Matic, and the related amortization of debt issuance costs. The Series D Senior Notes were issued on June 1, 1995 and therefore were only outstanding for the last seven months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had total cash and cash equivalents on hand of $78,000 at December 31, 1997, representing a decrease in net cash of $46.4 million in 1997. Net cash provided by operating activities was $11.7 million for the year. Net cash used in investing activities was $71.5 million for the period, including $60.8 million for the acquisitions of REPCO, ATS, Trans Mart and Metran, a scheduled payment of $2.0 million relating to the acquisition of Diverco, and $8.7 million in capital expenditures, primarily for purchases of equipment. Net cash provided by financing activities was $13.3 million, including $47.9 million from the public offering of Common Stock in October 1997 and net borrowings of $11.1 million under the Credit Facility partially offset by payments totaling $44.8 million in connection with the redemption of $40.0 million of Senior Notes.

     The Company raised total net proceeds of $61.6 million in the IPO and concurrent private placement of Common Stock in December 1996 and an additional $47.9 million in the secondary offering in October 1997. From the Company's inception in July 1994 to December 1996, the Company funded its operations and investments in property and equipment, including acquisitions, through the issuance of Senior Notes totaling $162.4 million, the private sale of preferred stock of $20.0 million and Common Stock of $20.0 million, and to a lesser extent through cash provided by operating activities and revolving bank lines. In December 1996, the preferred stock was redeemed and, in February 1997, $40.0 million in principal amount of the Senior Notes was redeemed, with a combination of the proceeds from the IPO and borrowings under the Credit Facility. The net proceeds from the secondary offering were used to repay borrowings under the Credit Facility.

     The Company's capital expenditures in 1997 were $8.7 million. These capital expenditures consisted primarily of additional transmission, engine and torque converter remanufacturing equipment and other improvements to support planned increases in production capacity in the Joplin and Springfield, Missouri and Mahwah, New Jersey plants.

     The Company has budgeted $12.4 million for capital expenditures during 1998. These will include replacement and additional remanufacturing equipment to support planned increases in production capacity in the Company's Joplin and Springfield, Missouri and Mahwah, New Jersey facilities.
 Overall, planned capital expenditures for 1998 are considered adequate for normal replacement and consistent with projections for future sales and earnings.

     The ATS acquisition involves contingent payments aggregating up to $19.0 million (present value $13.6 million as of December 31, 1997) expected to be made over eight years. The Autocraft Acquisition includes a deferred purchase payment of up to $12.5 million payable in 1999.

     In February 1997, the Company terminated its $30.0 million revolving credit facility with The Chase Manhattan Bank (the "Bank") that had been scheduled to mature in July 1999 and replaced it with the $100.0 million Credit Facility, which is also with the Bank. The Credit Facility is available to finance the Company's working capital requirements, future acquisitions and other general corporate needs, and will expire in December 2001. Amounts advanced under the Credit Facility are secured by substantially all assets of the Company. As of December 31, 1997, the Company had approximately $86.2 million available under the Credit Facility.

     In March 1998 the credit agreement for the Credit Facility was amended and restated to provide a $120.0 million term loan facility in addition to the existing revolving facility. The Company borrowed $120.0 million under the term loan facility on March 6, 1998 to purchase Autocraft and pay related transaction expenses. The term loan is payable in quarterly installments through December 31, 2003 and bears interest at a rate of at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin. The "Alternate Base Rate" is equal to the highest of (a) the Bank's prime rate, (b) the secondary market rate for three-month certificates of deposit plus 1.0% and (c) the federal funds rate plus 0.5%, in each case as in effect from time to time. The "Eurodollar Rate" is the rate offered by the Bank for eurodollar deposits for one, two, three, six or, if available by all lenders, nine months (as selected by the Company) in the interbank eurodollar market in the approximate amount of the Bank's share of the advance under the Credit Facility. The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. The Alternate Base Rate margin is zero currently and the Eurodollar margin is currently at 1.0%.

     In September 1997, the Company entered into an agreement with Bank of Montreal for a revolving credit facility to accommodate the working capital needs of the Company's Canadian subsidiaries. Borrowings under the agreement are limited to certain advance rates based upon the eligible accounts receivable and inventory of the Canadian subsidiaries up to an aggregate maximum of C$3.5 million.

     The Company believes that cash on hand, cash flow from operations and existing borrowing capacity will be sufficient to fund its ongoing operations and its budgeted capital expenditures. In pursuing future acquisitions, the Company will continue to consider the effect any such acquisition costs may have on its liquidity. In order to consummate such acquisitions, the Company may need to seek additional capital through additional borrowings or equity financings.

IMPACT OF NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was adopted by the Company on December 31, 1997. As a result, the Company changed the method previously used to compute earnings per share and is restating all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants is excluded.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which was adopted by the Company on December 31, 1997. This Statement requires additional disclosures relating to liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. The Company does not currently issue such securities; accordingly, this Statement has no impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." In addition to net income, comprehensive income includes items recorded directly to stockholders' equity such as cumulative foreign currency translation adjustments. This Statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require additional financial statement disclosure detailing the Company's comprehensive income.

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

YEAR 2000 COMPLIANCE

     The Company has been informed by the vendors of all its material computer software that such software will continue to function properly during the transition from 1999 to 2000 without disruption of the Company's operations or the Company incurring additional cost for software upgrades or modifications. The Company intends to conduct tests to confirm compliance by the end of 1998. The Company's software includes both operational software and software that is being implemented as part of the Company's continuing efforts to seek operating efficiencies by upgrading its information systems.

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

ENVIRONMENTAL MATTERS

     See Item 1. "Business--Environmental" for a discussion of certain environmental matters relating to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             AFTERMARKET TECHNOLOGY CORP.

                          CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                       CONTENTS

Report of Ernst & Young LLP, Independent Auditors. . . . . . . . . . .      26
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . .      27
Consolidated Statements of Income. . . . . . . . . . . . . . . . . . .      28
Consolidated Statements of Changes in Stockholders' Equity . . . . . .      29
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . .      30
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .      31

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors
Aftermarket Technology Corp.

     We have audited the accompanying consolidated balance sheets of Aftermarket Technology Corp. (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997.
 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aftermarket Technology Corp. at December 31, 1996 and 1997, and the consolidated results of the Company's operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Chicago, Illinois
February 23, 1998,
(Except for Note 17, as to which the date is March 6, 1998)

                           AFTERMARKET TECHNOLOGY CORP.
                            CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  December 31,       December 31,
                                                      1996                1997
                                                  -------------      ------------
ASSETS
Current Assets:
   Cash and cash equivalents                        $  46,498           $    78
   Accounts receivable, net                            38,780            53,761
   Inventories                                         60,586            76,166
   Prepaid and other assets                             2,917             4,706
   Refundable income taxes                                -               1,011
   Deferred income taxes                                2,272             3,478
                                                   ----------         ---------
Total current assets                                  151,053           139,200
Equipment and leasehold improvements:
   Machinery and equipment                             12,907            19,335
   Autos and trucks                                     2,011             2,712
   Furniture and fixtures                               1,553             3,139
   Leasehold improvements                               4,585             6,058
                                                   ----------         ---------
                                                       21,056            31,244
   Less accumulated depreciation and amortization      (3,574)           (6,830)
                                                   ----------         ---------
                                                       17,482            24,414

Debt issuance costs, net                                6,320             4,260
Cost in excess of net assets acquired, net            145,430           200,393
Other assets                                              462               410
                                                   ----------         ---------
Total assets                                       $  320,747         $ 368,677
                                                   ==========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                $   25,226         $  16,055
   Accrued payroll and related costs                    4,429             5,820
   Accrued interest payable                             7,996             6,253
   Other accrued expenses                               3,372             4,904
   Bank lines of credit                                 4,335             4,596
   Income taxes payable                                   321               -
   Acquisition notes payable                              -               1,435
   Due to former owners                                 2,003             1,614
                                                   ----------         ---------
Total current liabilities                              47,682            40,677

12% Series B and D Senior Subordinated Notes          161,981           121,288
Acquisition notes payable                                 -               9,097
Amount drawn on revolving credit facility                 -              11,100
Deferred compensation                                     -               3,042
Deferred income taxes                                   5,252             8,044
Commitments and contingencies  (See Note 13)

Stockholders' equity:
     Preferred stock, $.01 par value;
       shares authorized - 5,000,000;
         Issued and outstanding shares - none                                              -              -
     Common stock, $.01 par value;
       shares authorized - 30,000,000;
         Issued and outstanding shares -
           16,980,794 and 19,577,274
           at December 31, 1996 and
           December 31, 1997, respectively                169               195
     Additional paid-in capital                        81,380           131,604
     Retained earnings                                 24,240            43,494
     Cumulative translation adjustment                     43               136
                                                   ----------         ---------
Total stockholders' equity                            105,832           175,429
                                                   ----------         ---------
Total liabilities and stockholders' equity         $  320,747         $ 368,677
                                                   ==========         =========

SEE ACCOMPANYING NOTES.

                            AFTERMARKET TECHNOLOGY CORP.
                          CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       For the years ended December 31,
                                                           1995       1996       1997
                                                       -----------  ---------  ---------
Net sales                                                $ 190,659  $ 272,878  $ 346,110
Cost of sales                                              115,499    166,810    212,416
                                                       -----------  ---------  ---------
Gross profit                                                75,160    106,068    133,694

Selling, general and administrative expense                 38,971     55,510     73,768
Amortization of intangible assets                            3,308      3,738      4,501
                                                       -----------  ---------  ---------

Income from operations                                      32,881     46,820     55,425

Interest and other income                                    1,100      1,181      1,912
Interest expense                                            18,015     20,287     18,822
                                                       -----------  ---------  ---------
Income before income taxes and extraordinary item           15,966     27,714     38,515

Provision for income taxes                                   6,467     11,415     15,512
                                                       -----------  ---------  ---------
Income before extraordinary item                             9,499     16,299     23,003

Extraordinary item - net of income tax
   benefit of $2,520  -  (See Note 16)                         -          -        3,749
                                                       -----------  ---------  ---------
Net income                                                   9,499     16,299     19,254
                                                       -----------  ---------  ---------
Dividends accrued on preferred stock                         2,093      2,222        -
                                                       -----------  ---------  ---------
Net income available to common stockholders               $  7,406  $  14,077  $  19,254
                                                       ===========  =========  =========

Basic earnings per common share:
   Income before extraordinary item                       $   0.69  $    1.15  $    1.31
   Extraordinary item                                          -          -        (0.21)
                                                       -----------  ---------  ---------
   Net income                                              $  0.69  $    1.15  $    1.10
                                                       ===========  =========  =========

Diluted earnings per common share:
   Income before extraordinary item                        $  0.65  $    1.02  $    1.19
   Extraordinary item                                         -           -        (0.20)
                                                       -----------  ---------  ---------
   Net income                                              $  0.65  $    1.02  $    0.99
                                                       ===========  =========  =========

SEE ACCOMPANYING NOTES

                          AFTERMARKET TECHNOLOGY CORP.
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      Cumulative
                                        Preferred      Common      Capital in Excess     Retained     Translation
                                          Stock         Stock        of Par Value        Earnings     Adjustments       Total
                                        ---------      -------       ------------        --------     -----------      --------
Balance as of December 31, 1994         $  20,853      $  120          $  19,880         $  2,757        $  -          $ 43,610
Net income                                   -            -                  -              9,499           -             9,499
Accrued dividends on preferred stock        2,093         -                  -             (2,093)          -               -
Translation adjustment                       -            -                  -               -             25                25
                                        ----------------------------------------------------------------------------------------
Balance as of December 31, 1995            22,946         120             19,880           10,163          25            53,134
                                        ----------------------------------------------------------------------------------------

Issuance of 4,980,794 shares of common
   stock for cash at $13.50 per share,
   net of offering costs of $4,788            -            49             61,500             -                           61,549
Redemption of preferred stock             (25,168)        -                  -               -              -           (25,168)
Net income                                    -           -                  -            16,299            -            16,299
Accrued dividends on preferred stock        2,222         -                  -            (2,222)           -               -
Translation adjustment                        -           -                  -               -             18                18
                                        ----------------------------------------------------------------------------------------
Balance as of December 31, 1996               -           169             81,380          24,240           43           105,832
                                        ----------------------------------------------------------------------------------------
Issuance of 2,200,000 shares of common
   stock for cash at $22.03 per share,
   net of offering costs of $530              -            22             47,915             -              -            47,937
Issuance of 396,480 shares of common stock
   from exercise of stock options             -             4              2,309             -              -             2,313

Net income                                    -             -                -            19,254            -            19,254
Translation adjustment                        -             -                -               -             93                93
                                        ----------------------------------------------------------------------------------------
Balance as of December 31, 1997            $  -         $  195        $  131,604       $  43,494       $  136        $  175,429
                                        ========================================================================================

SEE ACCOMPANYING NOTES

                              AFTERMARKET TECHNOLOGY CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)

                                                             For the years ended December 31,
                                                             1995          1996          1997
                                                           --------      --------       --------
OPERATING ACTIVITIES:
Net income                                                 $  9,499      $ 16,299       $ 19,254
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Extraordinary item                                           -             -            6,269
   Depreciation and amortization                              4,680         5,773          7,890
   Amortization of debt issuance costs                          710           842            905
   Provision for losses on accounts receivable                1,239           668            921
   Loss (gain) on sale of equipment                              (6)           22              8
   Deferred income taxes                                      1,274         1,769          1,586
   Changes in operating assets and liabilities
    (net of acquired businesses):
      Accounts receivable                                    (3,914)       (4,537)       (10,258)
      Inventories                                            (8,119)      (12,574)           544
      Prepaid and other assets                               (1,138)         (988)        (1,583)
      Accounts payable and accrued expenses                   6,556        10,521        (13,803)
                                                           --------      --------       --------
Net cash provided by operating activities                    10,781        17,795         11,733
                                                           --------      --------       --------

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements            (5,187)       (7,843)        (8,682)
Acquisition of companies, net of cash received              (40,265)      (12,199)       (62,871)
Proceeds from sale of equipment                                   8            85             77
                                                           --------      --------       --------
Net cash used in investing activities                       (45,444)      (19,957)       (71,476)
                                                           --------      --------       --------

FINANCING ACTIVITIES:
Issuance of senior subordinated notes                        42,400           -              -
Borrowings (payments) on revolving credit facility, net      (1,242)          -           11,100
Borrowings on bank lines of credit, net                         -           3,523            171
Payment of debt issuance costs                               (2,179)          -             (786)
Redemption of senior subordinated notes                         -             -          (44,800)
Sale of Common Stock, net of offering costs                     -          61,549         47,937
Redemption of preferred stock                                   -         (25,168)           -
Proceeds from exercise of stock options                         -             -              662
Payments on amounts due to former owners                     (4,987)          -             (961)
                                                           --------      --------       --------
Net cash provided by financing activities                    33,992        39,904         13,323
                                                           --------      --------       --------
Increase (decrease) in cash and cash equivalents               (671)       37,742        (46,420)

Cash and cash equivalents at beginning of period              9,427         8,756         46,498
                                                           --------      --------       --------
Cash and cash equivalents at end of period                 $  8,756      $ 46,498          $  78
                                                           ========      ========       ========

Cash paid during the period for:
   Interest                                                $ 15,376      $ 19,412      $  19,094
   Income taxes                                            $  3,221      $ 10,970      $  10,880

SEE ACCOMPANYING NOTES

                             AFTERMARKET TECHNOLOGY CORP.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except share and per share data)


NOTE 1.  THE COMPANY

     Aftermarket Technology Corp. and its subsidiaries ("ATC" or the "Company") is a remanufacturer and distributor of drive train products used in the repair of vehicles in the automotive aftermarket. The Company's principal products include remanufactured transmissions, engines, torque converters and remanufactured and new parts for the repair of automotive drive train assemblies. The Company's customers include original equipment manufacturers, independent transmission rebuilders, general repair shops, distributors and retail automotive parts stores. Established in 1994, the Company maintains manufacturing facilities and distribution centers in the United States and Canada.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from the respective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

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

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of new and used engine and transmission parts, cores and finished goods. Appropriate consideration is given to deterioration, obsolescence, and other factors in evaluating estimated market value.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements are stated at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets, which range from three to fifteen years. Depreciation expense was $1,373, $2,035 and $3,394 for the years ended December 31, 1995, 1996 and 1997, respectively.

FOREIGN CURRENCY TRANSLATION

     The Company's Canadian subsidiaries use the Canadian dollar as their functional currency. Accordingly, all balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date and income statement amounts have been translated using the average exchange rate for the year. The translation adjustments resulting from the changes in exchange rates have been reported separately as a component of stockholders' equity. The effect on the statements of income of transaction gains or losses is insignificant for the periods presented.

DEBT ISSUANCE COSTS

     Debt issuance costs incurred in connection with the sale of the 12% Series B and Series D Senior Notes (See Note 7) and revolving credit facility (See Note 6) are being amortized over the life of the debt of ten, nine, and five years, respectively, using a method which approximates the interest method.

COST IN EXCESS OF NET ASSETS ACQUIRED

     The excess of cost over the fair market value of the net assets of businesses acquired (goodwill) is amortized on a straight-line basis over 40 years. Cost in excess of net assets acquired is reflected net of accumulated amortization of $8,262 and $12,758 at December 31, 1996 and 1997, respectively.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company assesses the recoverability of cost in excess of net assets acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of the impairment, if any, is measured based on projected discounted future operating cash flows.

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

     Accounts receivable is reflected net of an allowance for doubtful accounts of $1,326 and $1,146 at December 31, 1996 and 1997, respectively.

WARRANTY POLICY

     For certain products on which the Company provides a warranty, the warranty period is generally up to twelve months or 12,000 miles.

STOCK-BASED COMPENSATION

     As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock options awarded under the Company's 1996 plan. Accordingly, a compensation cost is recognized only for those options whose price is less than market at the measurement date.

NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," in February 1997. This statement, which establishes new standards for computing and presenting earnings per share, includes the presentation of basic and diluted earnings per share. As of December 31, 1997, the Company has adopted this statement and prior periods have been restated. See Note 11 for further discussion and related disclosures.

     The FASB issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity such as cumulative foreign currency translation adjustments. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require additional financial statement disclosure detailing the Company's comprehensive income.

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

RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform to the 1997 presentation.


NOTE 3.   ACQUISITIONS

     During the year ended December 31, 1995, the Company acquired Component Remanufacturing Specialists ("CRS"), Mascot Truck Parts Inc. ("Mascot") and King-O-Matic ("King"), for a purchase price of approximately $30.5 million, $3.0 million and $9.3 million, respectively, including transaction fees and related expenses. The CRS and Mascot acquisitions closed on June 1, 1995 and June 9, 1995, respectively, and the King acquisition closed on September 12, 1995 (collectively, the "1995 Acquisitions"). Goodwill recorded for CRS, Mascot and King approximated $24.6 million, $2.0 million and $4.9 million, respectively. The Company issued $40 million in principal amount of 12% Senior Notes due in 2004 concurrently with the acquisition of CRS, the proceeds of which financed the 1995 Acquisitions (See Note 7).

     The Company acquired Tranzparts, Inc. ("Tranzparts") for $4.2 million and Diverco, Inc. ("Diverco") for $10.9 million in April 1996 and October 1996, respectively, including transaction fees and related expenses. Goodwill recorded for Tranzparts and Diverco approximated $2.4 million and $6.6 million, respectively. The operations of Tranzparts and Diverco were not material to the Company's consolidated operations.

     In January 1997, the Company acquired REPCO Industries, Inc. ("REPCO"); a Texas based distributor of transmission repair parts, for a purchase price of approximately $12.3 million, including transaction fees and related expenses. Goodwill recorded approximated $6.8 million. The operations of REPCO were not material to the Company's consolidated operations.

     In July 1997, the Company acquired substantially all of the assets of ATS Remanufacturing ("ATS"), a remanufacturer of automatic transmissions and related components located in Gastonia, North Carolina. In August 1997, the Company acquired all of the outstanding capital stock of Trans Mart, Inc. ("Trans Mart"), a distributor of automatic and standard transmission parts and related drive train components based in Florence, Alabama. To complete these acquisitions, the Company made cash payments totaling $12.9 million and $27.9 million for ATS and Trans Mart, respectively, including transaction fees and related expenses. In addition, the ATS acquisition calls for subsequent payments due on each of the first eight anniversaries of the closing date. Substantially all of these additional payments, which will aggregate up to approximately $19.0 million (present value $13.6 million as of December 31, 1997), are contingent upon the attainment of certain sales levels by ATS, which the Company believes are more likely than not to be attained. Goodwill recorded for ATS and Trans Mart approximated $26.1 million and $20.9 million, respectively. The operations of ATS and Trans Mart were not material to the Company's consolidated operations.

     In November 1997, the Company acquired Metran Automatic Transmission Parts Corp. ("Metran"), a New York based distributor of automatic and manual transmission parts and related drive train components, for a purchase price of approximately $8.1 million, including transaction fees and related expenses. Goodwill recorded approximated $5.2 million. The operations of Metran were not material to the Company's consolidated operations.

     These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. Goodwill for all acquisitions is amortized over 40 years on a straight-line basis. The consolidated financial statements include the operating results of each business from the date of acquisition.

    The consolidated financial statements include the operating results of
each business from the date of acquisition.   Unaudited pro forma net sales
of $210,958 and net income of $10,043 for the year ended December 31, 1995 gives effect to the 1995 acquisitions as if such acquisitions had occurred on January 1, 1995. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisitions, additional depreciation based on the fair market values of the property, plant and equipment acquired, and amortization of intangibles arising from the transactions. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates. Pro forma information to reflect the 1996 and 1997 acquisitions has not been presented because the effect of such acquisitions was not material to prior periods.

NOTE 4.  RELATED-PARTY TRANSACTIONS

     The Company had liabilities to former owners totaling $2,003 at December 31, 1996 and $1,614 at December 31, 1997. These amounts are composed primarily of additional purchase price payable to the former owners of those companies acquired in 1996 and 1997. The remaining amounts are payable during 1998 and 1999.

     The Company paid Aurora Capital Partners (ACP), which controls a significant stockholder, approximately $0.3 million and $1.4 million in fees for investment banking services provided in connection with companies acquired in 1996 and 1997, respectively. In addition, ACP was paid management fees of $513 and $534 in 1996 and 1997, respectively. ACP is also entitled to various additional fees depending on the Company's profitability or certain significant corporate transactions. No such additional fees were paid in 1996 and 1997.

NOTE 5.  INVENTORIES

     Inventories consist of the following:

                                                             December 31,
                                                     ------------------------------
                                                        1996              1997
                                                     ------------------------------
     Raw materials, including core inventories . . .   $30,413        $24,788
     Work-in-process . . . . . . . . . . . . . . . .     1,166          3,125
     Finished goods. . . . . . . . . . . . . . . . .    29,007         48,253
                                                     ------------------------------
                                                       $60,586        $76,166
                                                     ==============================

     Finished goods include purchased parts which are available for sale.


NOTE 6.  BANK LINES OF CREDIT

CURRENT LIABILITIES

     In September 1997, the Canadian subsidiaries entered into a revolving credit agreement with Bank of Montreal (the "BOM Revolving Credit Agreement") for a C$3.5 million revolving credit facility to accommodate the working capital needs of the Canadian subsidiaries. Subject to the satisfaction of customary conditions, advances under the BOM Revolving Credit Agreement may be made, and letters of credit may be issued, up to an aggregate of C$3.5 million, due upon demand, subject to annual review. The funds available to be advanced may not exceed the aggregate of 75% of the eligible accounts receivable and 50% of the eligible inventory of the Canadian subsidiaries in each case as defined in the BOM Revolving Credit Agreement. Amounts advanced are secured by substantially all assets of the Canadian subsidiaries and are guaranteed by the Company. Interest is payable monthly at the Bank of Montreal's prime lending rate plus 0.25%. The agreement contains certain covenants including a tangible net worth covenant for the combined results of Canadian subsidiaries. At December 31, 1997, $1.9 million was outstanding under this line of credit.

     In January 1996, the Company entered into an agreement with Commerce Bank, N.A. providing financing for equipment purchases up to a maximum of $2.9 million, secured by the underlying equipment purchased. Interest is payable monthly at a fixed rate equal to 70% of Commerce Bank's prime lending rate at the date of the advance plus 1%. As of December 31, 1997, $2.6 million was outstanding under this loan agreement. The agreement contains several covenants including levels of net worth, leverage, interest coverage and earnings before interest, taxes, depreciation, and amortization (EBITDA).

REVOLVING CREDIT FACILITY

     In February 1997, the Company entered into an agreement with The Chase Manhattan Bank (the "Bank"), as agent, providing for a $100 million revolving credit facility (the "Revolving Credit Facility") available to the Company for acquisitions and working capital purposes. Amounts advanced under Revolving Credit Facility are secured by substantially all assets of the Company and will become due on December 31, 2001, although the Company may prepay outstanding advances in whole or in part without incurring any premium or penalty.

     At the Company's election, amounts advanced under the Revolving Credit Facility will bear interest at either (i) the Alternate Base Rate plus a specified margin, or (ii) the Eurodollar Rate plus a specified margin. The "Alternate Base Rate" is equal to the highest of (a) the Bank's prime rate,
(b) the secondary market rate for three-month certificates of deposit plus 1.0% and (c) the federal funds rate plus 0.5%, in each case as in effect from
time to time.   The "Eurodollar Rate" is the rate offered by the Bank for
eurodollar deposits for one, two, three or six months (as selected by the Company) in the interbank eurodollar market in the approximate amount of the Bank's share of the advance under the Credit Facility. The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 1997, the Alternate Base Rate and the Eurodollar Rate margins are 0.5% and 1.5%, respectively. Interest payments on advances that bear interest based upon the Alternate Base Rate are due quarterly in arrears and on the Termination Date, and interest payments on advances that bear interest based upon the Eurodollar Rate are due on the last day of each relevant interest period (or, if such period exceeds three months, quarterly after the first day of such period).

     The Company paid the Bank a one-time facility and commitment fee upon the effective date of the Credit Facility and is required to pay the Bank quarterly in arrears a commitment fee equal to a per annum percentage of the average daily unused portion of the Credit Facility during such quarter. The commitment is subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. The quarterly commitment fee percentage is 0.375%. The Company must also reimburse the Bank for certain legal and other costs of the Bank and pay a fee on outstanding letters of credit at a rate per annum equal to the applicable margin then in effect for advances bearing interest at the Eurodollar Rate.

     The Revolving Credit Facility contains several covenants, including levels of net worth, leverage, EBITDA and cash flow coverage, and certain limits on the Company to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), make asset sales, make investments, issue stock and engage in transactions with affiliates of the Company and its subsidiaries. At December 31, 1997, $11,100 was outstanding under this line of credit. Subsequent to December 31, 1997, the credit agreement for the Revolving Credit Facility was amended and restated (See Note 17).

NOTE 7.  12% SERIES B AND SERIES D SENIOR SUBORDINATED NOTES

     On August 2, 1994, the Company completed a private placement issuance of $120 million in principal amount of 12% Series A Senior Subordinated Notes due in 2004. Proceeds from the issuance were used to partially finance the initial acquisitions of the Company. The privately placed debt was exchanged for public debt (designated Series B) on February 22, 1995.

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

     Interest on the 12% Series B and Series D Senior Subordinated Notes (the "Senior Notes") is payable semiannually on February 1 and August 1 of each year. The Senior Notes will mature on August 1, 2004. On or after August 1, 1999, the Senior Notes may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest:


     YEAR                                           REDEMPTION PRICE
     ----                                           ----------------
        1999. . . . . . . . . . . . . . . . . . . . . .   106%
        2000. . . . . . . . . . . . . . . . . . . . . .   104
        2001. . . . . . . . . . . . . . . . . . . . . .   102
        2002 and thereafter . . . . . . . . . . . . . .   100

     In addition, at any time on or prior to August 1, 1997, the Company could have, subject to certain requirements, redeemed up to $30 million of the Series B Senior Notes and $10 million of the Series D Senior Notes aggregate principal amounts with the net cash proceeds of one or more public equity offerings, at a price equal to 112% of the principal amount to be redeemed plus accrued and unpaid interest. On February 16, 1997 the Company exercised its right and redeemed $30 million in principal amount of the Series B Senior Notes and $10 million in principal amount of the Series D Senior Notes resulting in a loss on early extinguishment of debt (See Note
16).

     In the event of a change in control, the Company would be required to offer to repurchase the Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest.

     The Senior Notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt (including the Company's revolving credit facility). The Senior Notes are guaranteed by each of the Company's existing and future subsidiaries other than any subsidiary designated as an unrestricted subsidiary (as defined). As of December 31, 1997, the Company had no unrestricted subsidiaries. The Company may incur additional indebtedness, including borrowings under its revolving credit facility (See Note 6), subject to certain limitations.

     The indentures under which the Senior Notes were issued contain certain covenants that, among other things, limit the Company from incurring other indebtedness, issuing disqualified capital stock, engaging in transactions with affiliates, incurring liens, making certain restricted payments (including dividends), making certain asset sales and permitting certain restrictions on the ability of its subsidiaries to make distributions. As of December 31, 1997, the Company was in compliance with such covenants.

NOTE 8.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                December 31,
                                                           ------------------------
                                                              1996           1997
                                                           -----------    ---------
Deferred tax liabilities:
   Tax amortization basis of intangible assets in
     excess of book amortization . . . . . . . . . .       $4,630         $6,987
   Tax depreciation of equipment & leasehold
     improvements in excess of book depreciation . .          622          1,057
                                                        ------------------------
Total deferred tax liabilities . . . . . . . . . . .        5,252          8,044
                                                        ------------------------
Deferred tax assets:
   Inventory obsolescence reserve. . . . . . . . . .        1,182            854
   Bad debt reserves . . . . . . . . . . . . . . . .          778            378
   Product warranty accruals . . . . . . . . . . . .          312            506
   Other accruals & deferrals. . . . . . . . . . . .           --          1,740
                                                        ------------------------
Total deferred tax assets. . . . . . . . . . . . . .        2,272          3,478
                                                        ------------------------
Net deferred tax liability . . . . . . . . . . . . .       $2,980         $4,566
                                                        ========================

     Significant components of the provision for income taxes attributable to operations are as follows:



                                                                Years ended December 31,
                                                           -----------------------------------
                                                             1995         1996         1997
                                                           -----------    ----------   -------
Current:
   Federal . . . . . . . . . . . . . . . . . . . . .       $4,422        $8,350       $11,902
   State . . . . . . . . . . . . . . . . . . . . . .          764         1,147         1,919
   Foreign. . . . . . . . . . . . . . . . . . . . .             7           149           105
                                                           -----------------------------------
Total current. . . . . . . . . . . . . . . . . . . .        5,193         9,646        13,926
                                                           -----------------------------------
Deferred:
   Federal . . . . . . . . . . . . . . . . . . . . .        1,137         1,621         1,366
   State . . . . . . . . . . . . . . . . . . . . . .          137           148           220
                                                           -----------------------------------
Total deferred . . . . . . . . . . . . . . . . . . .        1,274         1,769         1,586

Extraordinary item . . . . . . . . . . . . . . . . .          --            --        ( 2,520)
                                                           -----------------------------------
                                                           $6,467       $11,415       $12,992
                                                           ===================================

     The components of the provision for deferred income taxes are as follows:

                                                                 Years ended December 31,
                                                          ---------------------------------------
                                                             1995           1996           1997
                                                          ----------   -----------    -----------
Amortization of intangible assets. . . . . . . . . .       $1,759         $1,422         $2,357
Inventory obsolescence reserve . . . . . . . . . . .         (333)          (284)           328
Bad debt reserves. . . . . . . . . . . . . . . . . .         (223)          (233)           400
Product warranty accruals. . . . . . . . . . . . . .          (20)           126           (194)
Depreciation . . . . . . . . . . . . . . . . . . . .          339            427            435
Other accruals & deferrals . . . . . . . . . . . . .         (248)           311         (1,740)
                                                          ---------------------------------------
Provision for deferred income taxes. . . . . . . . .       $1,274         $1,769         $1,586
                                                          =======================================

     The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                             Years ended December 31,
                                                           ---------------------------------------------------------------------
                                                                   1995                    1996                    1997
                                                           ---------------------------------------------------------------------
                                                             Amount     Percent      Amount     Percent      Amount     Percent
                                                           ---------------------------------------------------------------------
Tax at U.S. statutory rates. . . . . . . . . . . . .       $5,588       35.0%      $9,700       35.0%     $11,286       35.0%
State income taxes, net of federal tax benefit . . .          529        3.3          842        3.0        1,167        3.6
Other. . . . . . . . . . . . . . . . . . . . . . . .          350        2.2          873        3.2          539        1.7
                                                           ---------------------------------------------------------------------
                                                           $6,467       40.5%     $11,415       41.2%     $12,992       40.3%
                                                           =====================================================================

NOTE 9.  STOCK OPTIONS

     The Company adopted its 1994 Stock Incentive Plan, which was subsequently renamed the 1996 Stock Incentive Plan (the "Plan"), in July 1994 in order to provide incentives to employees and directors of the Company.
The Company has reserved 2,400,000 shares of Common Stock for issuance under the Plan. Options are generally granted at the fair value on the date of grant and vest over a period of time to be determined by the Board of Directors, generally from three to five years. The options expire 10 years from the date of grant. Options available for grant are 127,782 and 9,606 as of December 31, 1996 and 1997, respectively.

     A summary of the status of the Company's option plan is presented below:


                                                                      1995                    1996                    1997
                                                                    Weighted-               Weighted-               Weighted-
                                                                     Average                 Average                 Average
                                                           1995     Exercise       1996     Exercise       1997     Exercise
                                                          Shares      Price       Shares      Price       Shares      Price
                                                        ---------   ---------   ---------  ----------   ---------  ----------
Outstanding at beginning of year . . . . . . . . . .    1,403,514    $1.67      1,526,778     $1.67     2,272,218     $  2.65
Granted. . . . . . . . . . . . . . . . . . . . . . .      123,264    $1.67        745,440     $4.67       130,176     $ 17.64
Exercised. . . . . . . . . . . . . . . . . . . . . .         --        --            --         --       (396,480)    $  1.67
Forfeited. . . . . . . . . . . . . . . . . . . . . .         --        --            --         --        (12,000)    $  4.67
                                                        ---------               ---------               ---------
Outstanding at end of year . . . . . . . . . . . . .    1,526,778    $1.67      2,272,218     $2.65     1,993,914     $  3.82
                                                        =========               =========               =========
Exercisable at end of year . . . . . . . . . . . . .      760,235    $1.67      1,117,113     $1.67     1,163,944     $  2.27
                                                        =========               =========               =========
Weighted-average fair value of
   options granted during the year . . . . . . . . .                 $1.08                    $7.10                   $ 12.11

     The following summarizes information about options outstanding as of December 31, 1997:

                                             OPTIONS  OUTSTANDING                  OPTIONS  EXERCISABLE
                                 -------------------------------------------     ------------------------
                                                  Average         Weighted-                    Weighted-
 Range of                                         Remaining        Average                      Average
 Exercise                                        Contractual       Exercise                     Exercise
  Prices                             Shares        Life             Prices          Shares       Prices
                                 ------------------------------------------      ------------------------
    $1.67                         1,130,298        6.7 years         $ 1.67          931,161       $1.67
    $4.67                           733,440        8.7 years         $ 4.67          232,783       $4.67
$13.80-$16.10                        47,088        9.3 years         $14.88             --           --
$16.11-$18.40                        59,088        9.5 years         $17.66             --           --
$18.41-$23.00                        24,000        9.6 years         $23.00             --           --
                                 -----------                                       --------
                                  1,993,914        7.6 years         $ 3.82        1,163,944       $2.27
                                 ===========                                       ========

     In connection with the prior acquisitions, warrants to purchase 350,880 shares of Common Stock at $1.67 per share were issued to two individuals. The warrants are exercisable through 2004. The Company has also issued a warrant to one member of the Board of Directors to purchase 70,176 shares of Common Stock at $1.67 per share, the fair value of the Common Stock on the date of grant.

     As allowed under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company will continue to apply APB Opinion No. 25 and related interpretations in accounting for the stock options awarded under the Company's 1996 plan. Accordingly, no compensation cost has been recognized for these stock options except the expense relating to options granted with an exercise price below the market value at the date of grant. Had compensation cost for the Company's 1996 Plan been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:


                                                                   Years ended December 31,
                                                       -----------------------------------------
                                                           1995          1996          1997
                                                       ------------   ------------   -----------
Income before extraordinary item:
     As reported . . . . . . . . . . . . . . . . . .     $9,499         $16,299        $23,003
     Pro forma . . . . . . . . . . . . . . . . . . .     $9,142         $15,982        $22,127
Basic earnings per common share:
     As reported . . . . . . . . . . . . . . . . . .     $ 0.69         $ 1.15         $  1.31
     Pro forma . . . . . . . . . . . . . . . . . . .     $ 0.66         $ 1.13         $  1.26

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions for expected volatility of 51.31%, risk-free interest rates of 6.00% and expected option lives of 8.2 years for 1995, 1996 and 1997. The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

     The Black-Scholes option model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 10.  COMMON AND PREFERRED STOCK

     On December 13, 1996, the Company amended and restated its charter to increase its authorized Common Stock to 30,000,000 shares and consummated a six-for-one stock split, and to increase its authorized Preferred Stock to 5,000,000 shares. The accompanying financial statements have been retroactively adjusted to reflect the stock split.

     On December 17, 1996 the Company sold 4,025,000 shares of Common Stock through an initial public offering (Initial Public Offering). The price per share for such Common Stock was $13.50 (Initial Public Offering Price). At approximately the same time, the Company sold to General Electric Pension Trust (GEPT) $12.0 million of Common Stock (955,794 shares) in a private placement. The price per share for such privately placed Common Stock was the price per share paid by the Underwriters in the Public Offering of $12.555 (the Initial Public Offering Price less Underwriters' discounts and commissions).

     On October 28, 1997, the Company completed a public offering of 3,650,000 shares of its common stock. The price per share for such Common Stock was $23.25 (Public Offering Price). Of the shares sold in the offering, 2,200,000 shares were sold by the Company and 1,450,000 shares were sold by certain stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The net proceeds to the Company of approximately $47.9 million were used to repay a portion of the outstanding indebtedness under the Company's revolving credit facility.

NOTE 11.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           For the years ended December 31,
                                                     ----------------------------------------
                                                        1995            1996            1997
                                                       ------          ------         -------
Numerator:
   Net income. . . . . . . . . . . . . . . . . . . .     $9,499         $16,299        $19,254
                                                     =========================================
Denominator:
   Weighted-average common shares outstanding. . . . 12,000,000      12,203,021     17,496,173
   Common shares issued from preferred stock   . . .  1,774,597       1,948,767          --
                                                     -----------------------------------------
  Denominator for basic earnings per common share. . 13,774,597      14,151,788     17,496,173

  Effect of dilutive securities:
    Employee stock options and warrants. . . . . . .    841,563       1,766,596      1,839,186
                                                     -----------------------------------------
  Denominator for diluted earnings per
    common share . . . . . . . . . . . . . . . . . . 14,616,160      15,918,384     19,335,359
                                                     =========================================

Basic earnings per common share. . . . . . . . . . .      $0.69           $1.15          $1.10
                                                     =========================================

Diluted earnings per common share. . . . . . . . . .      $0.65           $1.02          $0.99
                                                     =========================================

The share calculations for 1995 and 1996 are based upon the Pro forma effects from the estimated number of shares of Common Stock issued in the Company's initial public offering whose net proceeds were used to redeem the outstanding preferred stock including accrued dividends.

NOTE 12.  EMPLOYEE RETIREMENT PLAN

     The Company sponsors several defined contribution plans to provide substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements. Contributions are made on a before-tax basis to substantially all of these plans.

     As determined by the provisions of each plan, the Company matches a portion of the employees' basic voluntary contributions. Company matching contributions to the plans were approximately $108, $206 and $359 for the plan years ending in 1995, 1996 and 1997, respectively.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities under various operating lease agreements, which expire on various dates through 2004. Facility leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

YEAR ENDING DECEMBER 31,
------------------------
   1998. . . . . . . . . . . . . . . . . . . . . . .  $     7,917
   1999. . . . . . . . . . . . . . . . . . . . . . .        7,300
   2000. . . . . . . . . . . . . . . . . . . . . . .        6,036
   2001. . . . . . . . . . . . . . . . . . . . . . .        4,123
   2002. . . . . . . . . . . . . . . . . . . . . . .        4,596
   Thereafter. . . . . . . . . . . . . . . . . . . .        7,303
                                                      -----------
                                                      $    37,275
                                                      ===========

     Rent expense for all operating leases approximated $3,115, $4,582 and $7,228 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Rent expense includes amounts paid to related parties of $611, $940 and $1,574 for the years ended December 31, 1995, 1996 and 1997, respectively.

   The Company is subject to various evolving Federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non- hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals or other releases of hazardous substances.

   In connection with the acquisition of certain subsidiaries, the Company conducted certain investigations of these companies' facilities and their compliance with applicable environmental laws. The investigations, which included "Phase I" assessments by independent consultants of all manufacturing and certain distribution facilities, found that certain facilities have had or may have had releases of hazardous materials that may require remediation and also may be subject to potential liabilities for contamination from off-site disposal of substances or wastes. These assessments also found that certain reporting and other regulatory requirements, including certain waste management procedures, were not or may not have been satisfied. Although there can be no assurance, the Company believes that, based in part on the investigations conducted, in part on certain remediation completed prior to the acquisitions, and in part on the indemnification provisions of the agreements entered into in connection with the Company's acquisitions, the Company will not incur any material liabilities relating to these matters.

   The company from which RPM Merit ("RPM") acquired its assets (the "Prior RPM Company") has been identified by the United States Environmental Protection Agency (the "EPA") as one of many potentially responsible parties for environmental liabilities associated with a "Superfund" site located in the area of RPM's former manufacturing facilities and current distribution facility in Azusa, California. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund") provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from potentially responsible parties ("PRPs"). PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators. As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard. The EPA has preliminarily estimated that it will cost approximately $47 million to construct and approximately $4 million per year for an indefinite period to operate an interim remedial groundwater pumping and treatment system for the part of the Superfund site within which RPM's former manufacturing facilities and current distribution facility, as well as those of many other potentially responsible parties, are located. The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with the Superfund site are likely to be assessed. The Company has significantly reduced its presence at the site and has moved all manufacturing operations off-site. Since July 1995, the Company's only real property interest in this site has been the lease of a 6,000 square foot storage and distribution facility. The RPM acquisition agreement and the leases pursuant to which the Company leased
RPM's facilities after the Company acquired the assets of RPM (the "RPM Acquisition") expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the RPM Acquisition, although the Company could become responsible for these liabilities under various legal theories. The Company is indemnified against any such liabilities by the seller of RPM as well as the Prior RPM Company shareholders. There can be no assurance, however, that the Company would be able to make any recovery under any indemnification provisions. Since the RPM Acquisition, the Company has been engaged in negotiations with the EPA to settle any liability that it may have for this site. Although there can be no assurance, the Company believes that it will not incur any material liability as a result of these environmental conditions.

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts of all financial instruments approximate their fair values at December 31, 1996 and 1997, except for the Series B and Series D Senior Notes.

   The fair values of the Company's Series B and Series D Senior Notes are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

   The carrying amounts and fair values of these financial instruments at December 31 are as follows:

                                             1996                 1997
                                     -------------------   -----------------
                                     Carrying    Fair      Carrying   Fair
                                      Amount     Value      Amount    Value
                                     --------   --------   --------  -------
Series B Senior Notes..............  $120,000   $126,900   $90,000   $98,811
Series D Senior Notes..............    40,000     42,300    30,000    32,937

NOTE 15.  SIGNIFICANT CUSTOMER

   For the years ended December 31, 1995, 1996 and 1997 sales to one customer accounted for 35%, 37% and 32% of net sales, respectively. Additionally, at December 31, 1995, 1996 and 1997 this customer accounted for approximately 46%, 51% and 45% of accounts receivable, respectively. No other customer accounted for more than 10% of net sales in any period.

NOTE 16.  EXTRAORDINARY ITEM

   The extraordinary item of $3.8 million, net of income tax benefit of $2.5 million, consists largely of a pre-tax charge of $5.7 million related to the early redemption of $40 million in principal amount of the Company's Senior Notes, consisting of the early redemption premium charge of $4.3 million plus unamortized deferred financing fees of $1.4 million. The extraordinary item also includes a pre-tax charge of $0.6 million related to the restructuring of the Company's revolving credit facility. Both events occurred in February 1997.

NOTE 17.  SUBSEQUENT EVENTS

   On March 6, 1998, the Company acquired substantially all the assets of the OEM Division of Autocraft Industries, Inc. ("Autocraft"), a remanufacturer and distributor of drivetrain and electronic parts used in the warranty and aftermarket repair of passenger cars and light trucks. The cash purchase price for the acquisition consists of $112.5 million paid at closing, plus up to an additional $12.5 million to be paid in 1999 based on the performance of the OEM Division's European operations during 1998. The transaction is being accounted for using the purchase method of accounting and goodwill recorded (estimated to be approximately $60-70 million, which would increase by up to an additional $12.5 million dependent on the potential 1999 payment described above) will be amortized over 40 years on a straight-line method beginning on the date of acquisition.

   In March 1998, the credit agreement for the Credit Facility was amended and restated as a new credit facility comprised of a $100 million revolving portion and a $120 million term loan portion with The Chase Manhattan Bank, as agent, (the "New Credit Facility") to finance the Company's working capital requirements, future acquisitions and the acquisition of Autocraft. Amounts advanced under the revolving portion of the New Credit Facility are secured by substantially all assets of the Company and will become due on December 31, 2003, although the Company may prepay outstanding advances in whole or in part without incurring any premium or penalty. The term loan portion of the New Facility is due and payable in quarterly installments beginning in September 1998 and ending on December 31, 2003 as outlined in the agreement. The New Credit Facility contains several covenants, including levels of net worth, leverage, EBITDA and cash flow coverage, and certain limitations on the Company's ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), make asset sales, make investments, issue stock and engage in transactions with affiliates of the Company and its subsidiaries.

NOTE 18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       Quarter
                                          ------------------------------------
                                          First    Second    Third    Fourth
                                          -------   -------   -------  -------
1995
----
Net sales...............................  $40,638   $45,094   $46,740   $58,187
Gross profit............................   15,668    18,066    16,686    24,740
Net income..............................    1,953     2,924     1,344     3,278
Pro forma earnings per share............    $0.14     $0.20     $0.09     $0.22
1996
----
Net sales...............................  $64,146   $66,873   $68,287   $73,572
Gross profit............................   25,788    25,063    25,998    29,219
Net income..............................    4,399     3,891     4,051     3,958
Pro forma earnings per share............    $0.28     $0.25     $0.26     $0.23
1997
----
Net sales...............................  $82,688   $85,410   $88,392   $89,620
Gross profit............................   31,575    33,363    33,873    34,883
Income before extraordinary item........    5,567     5,912     5,652     5,872
Diluted earnings per share..............    $0.29     $0.31     $0.30     $0.29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are as follows:


NAME                              AGE   POSITIONS
----                              ---   ---------
Stephen J. Perkins                 50   Chairman of the Board, President and
                                         Chief Executive Officer
Ronald E. Bradshaw                 53   Executive Vice President
John C. Kent                       46   Chief Financial Officer
John J. Machota                    46   Vice President--Human Resources
Joseph Salamunovich                38   Vice President, General Counsel and
                                         Secretary
Kenneth A. Bear                    44   President, Aaron's Automotive
                                         Products, Inc.
James D. Carey                     58   President, Autocraft Electronics
Wesley N. Dearbaugh                46   President, ATC Distribution Group
Thomas R. Kawsky                   49   President, Autocraft Industries
Michael L. LePore                  44   President, Component Remanufacturing
                                         Specialists, Inc.
Robert Anderson                    77   Director
Richard R. Crowell                 43   Director
Dale F. Frey                       65   Director
Mark C. Hardy                      34   Director
Dr. Michael J. Hartnett            52   Director
Gerald L. Parsky                   55   Director
Richard K. Roeder                  49   Director
William A. Smith                   52   Director and Chairman Emeritus of the
                                         Board of Directors
J. Richard Stonesifer              61   Director

     STEPHEN J. PERKINS joined the Company as President and Chief Executive Officer in October 1996 and became Chairman of the Board of Directors in August 1997. From February 1992 to October 1996, Mr. Perkins was President and Chief Executive Officer of Senior Flexonics, an international division of Senior Engineering, plc. Senior Flexonics included 20 operations in 13 countries which manufactured and distributed engineered flexible tubular products for the automotive, aerospace and industrial markets. From September 1983 to February 1992, Mr. Perkins was President and Chief Executive Officer of Flexonics, Inc., the privately held predecessor of Senior Flexonics. Prior to that, Mr. Perkins held various positions with the Flexonics Division of what is now Allied Signal Inc. and several management positions in manufacturing at multiple facilities for the Steel Tubing Group of Copperweld Corporation.

     RONALD E. BRADSHAW became Executive Vice President of the Company in March 1998 following the completion of the Company's acquisition of Autocraft from Fred Jones Enterprises, Inc. (which was formerly known as Autocraft Industries, Inc.) ("Fred Jones Enterprises"). Prior to that, Mr. Bradshaw served as President and Chief Operating Officer of Fred Jones Enterprises since October 1997 and as Senior Vice President and Chief Financial Officer from 1994 to 1997 and as Treasurer from 1990 to 1994.

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

     JOHN J. MACHOTA joined the Company as Vice President--Human Resources in June 1997. From 1996 to 1997, he was a self-employed human resources consultant. From 1995 to 1996, Mr. Machota was Vice President--Compensation for Waste Management, Inc. and from 1993 to 1995 served as Waste Management's Vice President--Human Resource Services. From 1986 to 1993 Mr. Machota was Vice President--Human Resources for a subsidiary of Waste Management and prior to that held various other positions in the human resources area.

     JOSEPH SALAMUNOVICH joined the Company as Vice President, General Counsel and Secretary in March 1997. From January 1995 to March 1997, Mr. Salamunovich was a partner in the law firm of Gibson, Dunn & Crutcher LLP, where he specialized in corporate and securities law matters. From 1986 to 1995, Mr. Salamunovich was an associate of the same firm.

     KENNETH A. BEAR became President of Aaron's in February 1998. Prior to that he held various other positions with Aaron's, including Executive Vice President since 1989. Mr. Bear joined Aaron's in 1983.

     JAMES D. CAREY became President of Autocraft Electronics in March 1998 following the Autocraft Acquisition. Prior to that he served as Senior Vice President of Fred Jones Enterprises since March 1997. Before joining Fred Jones, Mr. Carey was employed for 32 years by Ford Motor Company, where he served most recently as Manager of North American Parts Supply and Logistics for the Ford Customer Service Division.

     WESLEY N. DEARBAUGH joined ATC as President of the ATC Distribution Group in June 1996. From 1993 to June 1996, Mr. Dearbaugh was a Partner and Vice President of Marketing for Cummins, S.W., a multi-branch distributor of heavy duty parts and service. From 1992 to 1993, he was Vice President of Marketing for SEI, a large pension consulting firm. From 1983 to 1992, Mr. Dearbaugh held senior management and partner positions in value investment funds and limited partnerships. From 1979 to 1983, Mr. Dearbaugh held positions at Cummins Diesel ReCon, Cummins Engine Company's Aftermarket Remanufacturing Division including General Manager of Fuel Systems, Director-Product Management, and Manager of Sales & Marketing. From 1974 to 1979, Mr. Dearbaugh held several positions in industrial engineering and technical sales at Atlas Crankshaft, a manufacturing division of Cummins Engine Company.

     THOMAS R. KAWSKY became President of Autocraft Industries in March 1998 following the Autocraft Acquisition. Prior to that he served as Vice President and General Manager of the OEM Division of Fred Jones Enterprises since October 1997 and before joining Fred Jones he served as Vice President--Manufacturing for the G&O Division of TransPro, Inc. since March 1997. Prior to that, Mr. Kawsky was employed by Cummins Engine Company for 26 years, where he served most recently as General Manager--Engines for the Cummins Diesel ReCon Division.

     MICHAEL L. LEPORE has been President of CRS since 1984. From 1976 to 1984 Mr. LePore was manager of U.S. Operations for Borg Warner Parts and Service Division, a subsidiary of Borg Warner LTD U.K.

     ROBERT ANDERSON became a director of the Company in March 1997. Mr. Anderson has been associated with Rockwell International Corporation since 1968, where he has been Chairman Emeritus since 1990 and served previously as Chairman of the Executive Committee from 1988 to 1990 and as Chairman of the Board and Chief Executive Officer from 1979 to 1988. Mr. Anderson is a director of Gulfstream Aerospace Corporation, Motor Cargo Industries, Inc., Optical Data Systems Company and The Timken Company.

     RICHARD R. CROWELL became a director of the Company in July 1994. Mr. Crowell is President and a founding partner of ACP. Prior to forming ACP in 1991, Mr. Crowell was a Managing Director of Rosecliff, Inc., the management company for Acadia Partners L.P. since its inception in 1987.

     DALE F. FREY became a director of the Company in August 1997. Prior to his retirement in early 1997, Mr. Frey was Chairman of the Board, President and Chief Executive Officer of General Electric Investment Corporation, a position he had held since 1984, and a Vice President of General Electric Company since 1980. Mr. Frey is a director of USF&G Corporation, Praxair, Inc., First American Financial Corporation, Roadway Express and Promus Hotel Corp.

     MARK C. HARDY became a director of the Company in July 1994. Mr. Hardy is a Principal of ACP and joined ACP in June 1993. Prior to joining ACP, Mr. Hardy was an Associate at Bain & Company, a consulting firm.

     DR. MICHAEL J. HARTNETT became a director of the Company in July 1994. Since March 1992 Dr. Hartnett has been Chairman, President and Chief Executive Officer of Roller Bearing Company of America, Inc., a manufacturer of ball and roller bearings. Prior to joining Roller Bearing in 1990 as General Manager of its Industrial Tectonics subsidiary, Dr. Hartnett spent 18 years with The Torrington Company, a bearing manufacturer.

     GERALD L. PARSKY became a director of the Company in March 1997. Mr. Parsky is the Chairman and a founding partner of ACP. Prior to forming ACP in 1991, Mr. Parsky was a senior partner and a member of the Executive and Management Committees of the law firm of Gibson, Dunn & Crutcher LLP. Prior to that, he served as an official with the United States Treasury Department and the Federal Energy Office, and as Assistant Secretary of the Treasury for International Affairs.

     RICHARD K. ROEDER became a director of the Company in July 1994. Mr. Roeder is a founding partner and Managing Director of ACP. Prior to forming ACP in 1991, Mr. Roeder was a partner in the law firm of Paul, Hastings, Janofsky & Walker, where he served as Chairman of the firm's Corporate Law Department and a member of its National Management Committee.

     WILLIAM A. SMITH has been a director and Chairman Emeritus of the Board of Directors since August 1997 and prior to that served as Chairman of the Board since July 1994. Mr. Smith was the President and Chief Executive Officer of the Company from July 1994 until October 1996. From March 1993 to July 1994, Mr. Smith served as a consultant to ACP in connection with the Initial Acquisitions. From March 1992 to March 1993, Mr. Smith was President of the Rucker Fluid Power Division of Lucas Industries, plc. Prior to that, Mr. Smith held various positions with Navistar International Transportation Corporation, Labinal, Inc. (a French automotive and aerospace equipment manufacturer) and Cummins Engine Company.

     J. RICHARD STONESIFER became a director of the Company in August 1997. Prior to his retirement in 1996, Mr. Stonesifer was employed with the General Electric Company for 37 years, serving most recently as President and Chief Executive Officer of GE Appliances, and an executive officer and Senior Vice President of the General Electric Company, from January 1992 until his retirement. Mr. Stonesifer is also a director of Grand Union Co.

DIRECTOR NOMINEE

     Fred J. Hall has been nominated to fill a newly created directorship resulting from the directors' expansion of the Board of Directors from 10 to 11 members effective May 6, 1998. Mr. Hall is Chairman of the Board, President and Chief Executive Officer of Fred Jones Enterprises, which in March 1998 completed the sale of Autocraft to the Company. In addition to being employed in various capacities by Fred Jones Enterprises and its affiliates since 1977, Mr. Hall served as Deputy Assistant Secretary of State for European and Canadian Affairs from 1986 to 1988. Mr. Hall is 46 years old.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of any equity security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to the Company. Based solely on a review of the copies of the forms that the Company received, the Company believes that Forms 4 were not timely filed on July 10, 1997 by Mr. LePore and on November 10, 1997 by Mr. Smith, in each case to report the exercise of stock options. These oversights were subsequently corrected when Mr. LePore reported his transaction in a Form 4 filed in December 1997 and Mr. Smith reported his transaction in a Form 5 filed in February 1998.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth, for the three most recently completed fiscal years, the cash compensation for services in all capacities to the Company of those persons who were, as of December 31, 1997, (i) the Company's Chief Executive Officer, (ii) the four other most highly compensated executive officers of the Company and its subsidiaries during the last fiscal year, and (iii) the Chairman Emeritus of the Company's Board of Directors (collectively, the "Named Executive Officers"):


                                                                               Long-Term
                                                        Annual                Compensation
                                                     Compensation                Awards
                                               -------------------------     --------------
                                                                                Number
                                                                             of Securities
                                                                               Underlying       All Other
Name and Principal Position             Year   Salary(1)        Bonus(2)      Options (#)(3)   Compensation
---------------------------             ----   ---------        --------      --------------   ------------
Stephen J. Perkins                      1997   $300,000         $225,000            --               --
 Chairman of the Board, President       1996     70,385          125,000          498,000            --
 and Chief Executive Officer(4)         1995      --               --               --               --

James R. Wehr                           1997    282,728          154,086           35,088            --
 President, Aaron's(5)                  1996    282,297          300,000            --               --
                                        1995    258,000            --               --               --

Michael L. LePore                       1997    232,425           71,377            --               --
 President, CRS                         1996    226,520          181,745            --               --
                                        1995    160,838(6)       179,038(7)        70,176            --

Wesley N. Dearbaugh                     1997    200,000           47,400            --               --
 President, ATC Distribution            1996    116,457           50,000          140,352            --
  Group                                 1995      --               --               --               --

John C. Kent                            1997    150,000           75,000            --            25,000(8)
 Chief Financial Officer                1996    127,918          100,000           35,088            --
                                        1995    124,615           12,000            --               --

William A. Smith                        1997    242,081            --               --               --
 Chairman Emeritus of the               1996    319,196          315,803            --               --
 Board of Directors(9)                  1995    300,000            --               --               --
_______________

(1) For information regarding the salary of certain Named Executive Officers in 1998, see "Executive Compensation--Employment Agreements."

(2) Bonuses for a particular year are paid during the first quarter of the following year.

(3) Consists of options to purchase securities of the Company, which options were issued pursuant to the Company's 1996 Stock Incentive Plan. Pursuant to the 1996 Stock Incentive Plan, the Compensation and Human Resources Committee makes recommendations to the Board of Directors regarding the terms and conditions of each option granted.

(4) Mr. Perkins joined the Company as President and Chief Executive Officer in October 1996 and was appointed Chairman of the Board in August 1997.

(5)  Mr. Wehr ceased to be President of Aaron's in February 1998.

(6) Includes five months' salary of $56,777 prior to the acquisition of CRS by the Company in April 1995.

(7) Includes $86,759 of bonus earned prior to the acquisition of CRS by the Company in April 1995.

(8) Consists of a one-time bonus paid in connection with Mr. Kent's relocation from Washington to Illinois.

(9) Mr. Smith served as the Company's President and Chief Executive Officer until October 1996 and as the Chairman of the Board until August 1997. In August 1997 his annual salary was adjusted from $326,224 to $126,224.

OPTION GRANTS TABLE

     Shown below is information concerning grants of options issued by the Company to the Named Executive Officers during 1997:

                                        Individual Grants                                                        Potential
                                  -------------------------------                                           Realizable Value at
                                     Number of       % of Total                                           Assumed Annual Rates of
                                     Securities        Options                                            Stock Price Appreciation
                                     Underlying       Granted to       Exercise                              For Option Term(1)
                                  Options Granted    Employees in        Price         Expiration        -------------------------
         Name                           (#)           Fiscal Year      ($/Share)          Date            5% ($)          10% ($)
------------------------------    ---------------    -------------     ---------        ----------       --------        ---------
Stephen J. Perkins . . . . . .             --               --               --               --               --               --
James R. Wehr. . . . . . . . .       35,088(2)           27.0%           $17.25           1/1/07         $380,650         $964,641
Michael L. LePore. . . . . . .             --               --               --               --               --               --
Wesley N. Dearbaugh. . . . . .             --               --               --               --               --               --
John C. Kent . . . . . . . . .             --               --               --               --               --               --
William A. Smith . . . . . . .             --               --               --               --               --                --

_____________
(1) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the Common Stock, continued employment of the optionee through the term of the options, and other factors.

(2) These options were granted under the Company's 1996 Stock Incentive Plan. One third of the options vest and become exercisable on each of January 1, 1998, 1999 and 2000 and expire on January 1, 2007.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

     Shown below is information relating to the exercise of stock options during 1997 by the Named Executive Officers and the value of unexercised options for each of the Named Executive Officers as of December 31, 1997:

                                                                          Number of Securities             Value of Unexercised
                                                                         Underlying Unexercised            In-The-Money Options
                                      Shares                           Options at Fiscal Year-End         at Fiscal Year-End (1)
                                    Acquired on       Value           ----------------------------    -----------------------------
         Name                         Exercise       Realized         Exercisable    Unexercisable    Exercisable     Unexercisable
------------------------------       ----------     ----------        -----------    -------------    -----------     -------------
Stephen J. Perkins . . . . . .          --               --             166,000          332,000       $2,233,530       $4,467,060
James R. Wehr. . . . . . . . .         70,000       $1,370,600           70,352(2)        35,088        1,157,642           30,702
Michael L. LePore. . . . . . .         35,088          581,759            --              35,088            --             577,373
Wesley N. Dearbaugh. . . . . .          --               --              35,087          105,265          472,096        1,416,341
John C. Kent . . . . . . . . .          --               --              58,480           46,784          927,200          699,655
William A. Smith . . . . . . .        230,000        4,826,272          612,106(3)           --        10,072,204             --

__________________
(1) Calculated using the closing price on December 31, 1997 of $18.125 per share.
(2)  These options were exercised in January 1998.
(3) 147,500 of these options were exercised during the first two months of 1998.

EMPLOYMENT AGREEMENTS

     Stephen J. Perkins entered into a three year employment agreement with the Company effective as of October 7, 1996, pursuant to which he serves as Chairman of the Board, President and Chief Executive Officer of the Company at a current annual salary of $335,000. The employment agreement with Mr. Perkins contains a noncompete provision for a period of 18 months from the cessation of his employment with the Company and a nondisclosure provision which is effective for the term of the employment agreement and indefinitely thereafter.
                                       48

Mr. Perkins is also entitled to participate in any bonus, incentive or other benefit plans provided by the Company to its employees.

     James R. Wehr entered into an employment agreement with Aaron's effective as of August 2, 1994, pursuant to which he served as President of Aaron's until February 1998 when he stepped down as an officer. Mr. Wehr will continue as an employee of Aaron's until the end of 1998 at an annual salary of $287,534. The employment agreement and related agreements with Mr. Wehr contain a noncompete provision for a period ending August 1, 1999 and a nondisclosure provision which is effective for the term of his employment with Aaron's and indefinitely thereafter. Mr. Wehr is also entitled to participate in any bonus, incentive or other benefit plans provided by Aaron's to its employees.

     Michael L. LePore entered into a three year employment agreement with CRS effective as of June 1, 1995, pursuant to which he serves as President of CRS at a current annual salary of 236,376. The employment agreement and related agreements with Mr. LePore contain a noncompete provision for a period ending June 1, 2002 and a nondisclosure provision which is effective for the term of his employment with CRS and indefinitely thereafter. Mr. LePore is also entitled to participate in any bonus, incentive or other benefit plans provided by CRS to its employees.

     John C. Kent entered into a three year employment agreement with the Company effective as of October 1, 1996, pursuant to which he serves as Chief Financial Officer of the Company at a current annual salary of $165,000. The employment agreement with Mr. Kent contains a noncompete provision for a period of 18 months from the cessation of his employment with the Company and a nondisclosure provision which is effective for the term of the employment agreement and indefinitely thereafter. Mr. Kent is also entitled to participate in any bonus, incentive or other benefit plans provided by the Company to its employees.

     William A. Smith entered into an employment agreement with the Company effective as of August 1, 1997 pursuant to which he serves as Chairman Emeritus of the Board of Directors of the Company until December 31, 1998 at a current annual salary of $126,224. The employment agreement with Mr. Smith contains a noncompete provision for a period of 18 months from the cessation of his employment with the Company and a nondisclosure provision which is effective for the term of the employment agreement and indefinitely thereafter. This agreement replaced an earlier employment agreement with the Company pursuant to which Mr. Smith served as Chairman of the Board, President and Chief Executive Officer of the Company at an annual salary of $316,000 (subject to cost of living adjustments).

     Ronald E. Bradshaw entered into a three year employment agreement with the Company effective as of March 6, 1998, pursuant to which he serves as Executive Vice President of the Company at a current annual salary of $275,000. The employment agreement with Mr. Bradshaw contains a noncompete provision for a period of 18 months from the cessation of his employment with the Company and a nondisclosure provision which is effective for the term of the employment agreement and indefinitely thereafter. Mr. Bradshaw is also entitled to participate in any bonus, incentive or other benefit plans provided by the Company to its employees.

     Joseph Salamunovich entered into a three year employment agreement with the Company effective as of March 17, 1997, pursuant to which he serves as Vice President, General Counsel and Secretary of the Company at a current annual salary of $173,000. The employment agreement with Mr. Salamunovich contains a noncompete provision for a period of 18 months from the cessation of his employment with the Company and a nondisclosure provision which is effective for the term of the employment agreement and indefinitely thereafter. Mr. Salamunovich is also entitled to participate in any bonus, incentive or other benefit plans provided by the Company to its employees.

     Kenneth A. Bear entered into an employment agreement with Aaron's effective as of July 28, 1994, pursuant to which he serves as President of Aaron's at a current annual salary of $180,000. The employment agreement with Mr. Bear contains a nondisclosure provision which is effective for the term of his employment with Aaron's and indefinitely thereafter. Mr. Bear is also entitled to participate in any bonus, incentive or other benefit plans provided by Aaron's to its employees.

1996 STOCK INCENTIVE PLAN

     Upon completion of the Reorganization, the Company assumed the Amended and Restated 1994 Stock Incentive Plan of Holdings and renamed it the 1996 Stock Incentive Plan (the "Stock Plan"). Pursuant to the Stock Plan, officers, directors, employees and consultants of the Company and its subsidiaries are eligible to receive options to purchase Common Stock and other awards. The Stock Plan is administered by the Compensation and Human Resources Committee, which has broad authority in administering and interpreting the Stock Plan. Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. Options granted to employees under the Stock Plan may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify. An award granted under the Stock Plan to an employee or independent contractor may include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the Compensation and Human Resources Committee, any change of control of the Company.

     As of February 27, 1998, there were outstanding options to purchase an aggregate of 1,678,892 shares of Common Stock granted to officers and employees of the Company and its subsidiaries and certain independent contractors pursuant to the Existing Stock Plan. The exercise price of these options are as follows:


               NUMBER OF OPTION SHARES       Exercise Price
               -----------------------       --------------
                       839,276                  $  1.67
                       733,440                     4.67
                        35,088                     14.75
                        12,000                     15.25
                        35,088                     17.25
                        24,000                     18.25

     Each option is subject to certain vesting provisions and expires on the tenth anniversary of the date of grant. As of February 27, 1998, the number of shares available for issuance pursuant to options yet to be granted under the Existing Stock Plan was 33,606. For certain information regarding options granted to officers of the Company, see Item 12. "Security Ownership of Certain Beneficial Owners and Management."

COMPENSATION AND HUMAN RESOURCES COMMITTEE INTERLOCKS AND
INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The members of the Compensation and Human Resources Committee are Messrs. Crowell, Parsky and Stonesifer. Messrs. Crowell and Parsky are (i) two of the three stockholders and directors of Aurora Advisors, Inc., the general partner of ACP, which is the general partner of Aurora Equity Partners, a significant stockholder of the Company, and (ii) two of the three stockholders and directors of Aurora Overseas Advisors, Ltd., the general partner of Aurora Overseas Capital Partners L.P., the general partner of Aurora Overseas Equity Partners I, L.P., also a significant stockholder of the Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management." In addition, Messrs. Crowell and Parsky are two of the three managing directors of ACP, which provides management services to the Company pursuant to a management services agreement. See Item 13. "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of each class of issued and outstanding voting securities of the Company, as of February 27, 1998, by each director and director nominee of the Company, each of the Named Executive Officers, the directors and executive officers of the Company as a group and each person who at such time was known by the Company to beneficially own more than 5% of the outstanding shares of any class of voting securities of the Company.

                                                                                Number of          Voting
                                                                                Shares (1)       Percentage
                                                                               ------------      -----------
Aurora Equity Partners L.P. (other beneficial owners: Richard R.
   Crowell, Gerald L. Parsky and Richard K. Roeder)(2)(3). . . . . . . . .       9,273,598           46.7
Aurora Overseas Equity Partners I, L.P. (other beneficial owners:
   Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder)(3)(4) . . .       3,683,660           18.5
General Electric Pension Trust(5). . . . . . . . . . . . . . . . . . . . .       1,825,652            9.2
Stephen J. Perkins(6)(7) . . . . . . . . . . . . . . . . . . . . . . . . .         167,000              *
John C. Kent(7)(8) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59,480              *
Wesley N. Dearbaugh(7)(9). . . . . . . . . . . . . . . . . . . . . . . . .          36,088              *
Michael L. LePore(10). . . . . . . . . . . . . . . . . . . . . . . . . . .          36,688              *
James R. Wehr(11). . . . . . . . . . . . . . . . . . . . . . . . . . . . .         718,548            3.6
Robert Anderson(12). . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,628              *
Richard R. Crowell(2)(4)(13)(14) . . . . . . . . . . . . . . . . . . . . .      10,335,468           52.0
Dale F. Frey(15) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                --
Mark C. Hardy(13)(14)(16). . . . . . . . . . . . . . . . . . . . . . . . .          12,460              *
Dr. Michael J. Hartnett(17). . . . . . . . . . . . . . . . . . . . . . . .          70,176              *
Gerald L. Parsky(2)(4)(13)(14)(18) . . . . . . . . . . . . . . . . . . . .      10,335,468           52.0
Richard K. Roeder(2)(4)(13)(14). . . . . . . . . . . . . . . . . . . . . .      10,335,468           52.0
J. Richard Stonesifer(19). . . . . . . . . . . . . . . . . . . . . . . . .           --                --
William A. Smith(20) . . . . . . . . . . . . . . . . . . . . . . . . . . .         698,484            3.7
Fred J. Hall(21) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,600              *
All directors and officers as a group (20 persons)(22) . . . . . . . . . .      12,186,712           58.8

_______________
 *  Less than 1%.

(1) The shares of Common Stock underlying options or warrants that are exercisable as of February 27, 1998 or that will become exercisable within 60 days thereafter are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options or warrants, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

(2) Consists of (i) 6,651,808 shares owned by AEP (one of the Aurora Partnerships), (ii) 1,825,652 shares owned by the General Electric Pension Trust ("GEPT") (See Note (5) below) and (iii) 796,138 shares that are subject to an irrevocable proxy granted to the Aurora Partnerships by certain holders of Common Stock, including Messrs. Crowell, Hardy, Parsky and Roeder, certain other limited partners of AEP and certain affiliates of a limited partner of AOEP (the other Aurora Partnership). The proxy terminates upon the transfer of such shares. AEP is a Delaware limited partnership the general partner of which is ACP, a Delaware limited partnership whose general partner is Aurora Advisors, Inc. ("AAI").
     Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of AAI, are limited partners of ACP and may be deemed to beneficially share ownership of the Company's Common Stock beneficially owned by AEP and may be deemed to be the organizers of the Company under regulations promulgated under the Securities Act of 1933.

(3) The address for this beneficial holder is West Wind Building, P.O. Box 1111, Georgetown, Grand Cayman, Cayman Islands, B.W.I.

(4) Consists of (i) 1,061,870 shares owned by AOEP, (ii) 1,825,652 shares owned by GEPT (See Note (5) below) and (iii) 796,138 shares that are subject to an irrevocable proxy granted to AEP and AOEP by certain holders of Common Stock, including Messrs. Crowell, Hardy, Parsky and Roeder, certain other limited partners of AEP and certain affiliates of a limited partner of AOEP. The proxy terminates upon the transfer of such shares. AOEP is a Cayman Islands limited partnership the general partner of which is Aurora Overseas Capital Partners, L.P. ("AOCP"), a Cayman Islands limited partnership whose general partner is Aurora Overseas Advisors, Ltd. ("AOAL"). Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of AOAL, are limited partners of AOCP and may be deemed to beneficially own the shares of the Company's Common Stock beneficially owned by AOEP.

(5) With limited exceptions, GEPT has agreed to vote these shares in the same manner as the Aurora Partnerships vote their respective shares of the Company's Common Stock. This provision terminates upon the transfer of such shares. The address of GEPT is 3003 Summer Street, Stamford, CT 06905.

(6) Includes 166,000 shares of Common Stock subject to options granted under the Stock Plan that are exercisable as of February 27, 1998 or that will become exercisable within 60 days thereafter. Excludes 332,000 shares of Common Stock subject to options granted under the Stock Plan that are not exercisable within 60 days of February 27, 1998.

(7) The address for this beneficial holder is 900 Oakmont Lane, Suite 100, Westmont, IL 60559.

(8) Includes 58,480 shares of Common Stock subject to options granted under the Stock Plan that are exercisable as of February 27, 1998 or that will become exercisable within 60 days thereafter. Excludes 46,784 shares of Common Stock subject to options granted under the Stock Plan that are not exercisable within 60 days of February 27, 1998.

(9) Includes 35,088 shares of Common Stock subject to options granted under the Stock Plan that are exercisable as of February 27, 1998 or that will become exercisable within 60 days thereafter. Excludes 105,264 shares of Common Stock subject to options granted under the Stock Plan that are not exercisable within 60 days of February 27, 1998.

(10) Excludes 35,088 shares of Common Stock subject to options granted under the Stock Plan that are not exercisable within 60 days of February 27, 1998. Mr. LePore's address is 400 Corporate Drive, Mahwah, NJ 07430.

(11) Includes 11,696 shares of Common Stock subject to options granted under the Stock Plan that are exercisable as of February 27, 1998 or that will become exercisable within 60 days thereafter. Excludes 23,392 shares of Common Stock subject to options granted under the Stock Plan that are not exercisable within 60 days of February 27, 1998. Mr. Wehr's address is 2699 North Westgate, Springfield, MO 65803.

(12) Includes 4,290 shares held by Mr. Anderson's wife (including 2,790 shares held by her as trustee for her relatives), as to which Mr. Anderson disclaims beneficial ownership. Excludes 12,000 shares of Common Stock subject to options granted under the Stock Plan that are not exercisable within 60 days of February 27, 1998. Mr. Anderson's address is
     10877 Wilshire Boulevard, Suite 1405, Los Angeles, CA 90024-4341.

(13) The address for this beneficial holder is 1800 Century Park East, Suite 1000, Los Angeles, CA 90067.

(14) The shares actually held by this person (as distinguished from the shares that this person is deemed to beneficially own) are subject to an irrevocable proxy granted to the Aurora Partnerships.

(15) Excludes 12,000 shares of Common Stock subject to options granted under the Stock Plan that are not exercisable within 60 days of February 27, 1998. Mr. Frey's address is One Gorham Island, Westport, CT 06880.

(16) Includes 4,000 shares of Common Stock subject to options granted under the Stock Plan that are exercisable as of February 27, 1998 or that will become exercisable within 60 days thereafter. Excludes 8,000 shares of Common Stock subject to options granted under the Stock Plan that are not exercisable within 60 days of February 27, 1998.

(17) Consists of shares of Common Stock subject to exercisable warrants. Mr. Hartnett's address is 60 Round Hill Road, Fairfield, CT 06430.

(18) Includes 2,000 shares held by Mr. Parsky's wife, as to which Mr. Parsky disclaims beneficial ownership.

(19) Excludes 12,000 shares of Common Stock subject to options granted under the Stock Plan that are not exercisable within 60 days of February 27, 1998. Mr. Stonesifer's address is 8473 Bay Colony Drive, Naples, FL 34108.

(20) Includes 464,606 shares of Common Stock subject to options that are exercisable as of February 27, 1998 or that will become exercisable within 60 days thereafter. Mr. Smith's address is 629 SW 293rd Street, Federal Way, WA 98023.

(21) Consists of shares owned by Fred Jones Industries A Limited Partnership, a Texas limited partnership ("Fred Jones Industries"), which is a significant stockholder of Fred Jones Enterprises. The general partner of Fred Jones Industries is a corporation of which Mr. Hall is a director, officer and significant stockholder. Mr. Hall is also a limited partner of Fred Jones Industries.

(22) Includes 868,526 shares of Common Stock subject to warrants and options that are exercisable as of February 27, 1998 or that will become exercisable within 60 days thereafter. Excludes 621,312 shares of Common Stock subject to options granted under the Stock Plan that are not exercisable within 60 days of February 27, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company believes the transactions described below, which were entered into by the Company and its subsidiaries, were beneficial to the respective companies, and were on terms at least as favorable to the respective companies as could have been obtained from unaffiliated third parties pursuant to arms-length negotiations.

RELATIONSHIP WITH ACP

     The Company was formed in 1994 at the direction of ACP, which is affiliated with the Aurora Partnerships. ACP is controlled by Messrs. Crowell, Parsky and Roeder, who are directors of the Company. As of March 9, 1998, the Company had paid ACP aggregate fees of approximately $4.2 million for investment banking services provided by ACP in connection with the Company's acquisitions in 1995-1998.

     The Company also pays to ACP a base annual management fee of approximately $540,000 for advisory and consulting services pursuant to a written management services agreement (the "Management Services Agreement"). ACP is also entitled to reimbursements from the Company for all of its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the Management Services Agreement. The base annual management fee is subject to increase, at the discretion of the disinterested members of the Company's Board of Directors, by up to an aggregate of $250,000 in the event the Company consummates one or more significant corporate transactions. The base annual management fee has not been increased as a result of any of the Company's acquisitions. The base annual management fee is also subject to increase for specified cost of living increases pursuant to which the base annual management fee was most recently increased in July 1997 from $530,000. If the Company's EBITDA in any year exceeds management's budgeted EBITDA by 15.0% or more for that year, ACP will be entitled to receive an additional management fee equal to one half of its base annual management fee for such year. Because the Company's EBITDA did not exceed management's budgeted EBITDA by 15.0% in 1997, ACP did not receive this additional management fee in 1997. In the event the Company consummates any significant acquisitions or dispositions, ACP will be entitled to receive a closing fee from the Company equal to 2.0% of the first $75.0 million of the acquisition consideration (including debt assumed and current assets retained) and 1.0% of acquisition consideration (including debt assumed and current assets retained) in excess of $75.0 million. Notwithstanding the foregoing, no payment will be made to ACP pursuant to the Management Services Agreement at any time that certain events of default shall have occurred and be then continuing under any of the Indentures governing the Company's 12% Senior Subordinated Notes due 2004 or the Company's bank credit facility. The Management Services Agreement also provides that the Company shall provide ACP and its directors, employees, partners and affiliates with customary indemnification against all actions not involving gross negligence or willful misconduct.

     The base annual management fee payable to ACP will be reduced as the collective beneficial ownership of Common Stock by the Aurora Partnerships declines below 50% as follows: for any period during which the collective beneficial ownership of the Aurora Partnerships is less than 50% but at least 40%, the base annual management fee payable for the period will be 80% of the original base annual management fee (as such original base annual management fee may previously have been adjusted due to discretionary increases by the Board of Directors or cost of living increases as described above, the "Original Fee"); for any period during which the Aurora Partnerships' collective beneficial ownership is less than 40% but at least 30%, the base annual management fee payable for the period will be 60% of the Original Fee; and for any period during which the collective beneficial ownership of the Aurora Partnerships is less than 30% but at least 20%, the base annual management fee payable for the period will be 40% of the Original Fee. If the Aurora Partnerships' collective beneficial ownership declines below 20%, the Management Services Agreement will terminate. As of February 13, 1998, the collective beneficial ownership of the Aurora Partnerships for purposes of the Management Services Agreement was approximately 52%. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

     In October 1996, the Company granted options for an aggregate of 48,000 shares of Common Stock to Mark C. Hardy (a director of the Company), Kurt Larsen (a former director of the Company) and two consultants of the Company, all four of whom were then employees of ACP. These options, which have an exercise price of $4.67 per share, become exercisable in one-third increments on each of the first three anniversaries of the date of grant and expire in 2006. In 1997, 12,000 of these options terminated when Mr. Larsen resigned from ACP.

AUTOCRAFT ACQUISITION

     In March 1998 the Company purchased Autocraft from Fred Jones Enterprises (then known as Autocraft Industries, Inc.) for $112.5 million in cash plus up to an additional $12.5 million to be paid in 1999 based on the performance of Autocraft's European operations during 1998. Of the $112.5 million, $1.25 million was paid to Fred Jones Industries in exchange for an agreement from Fred Jones Industries to cooperate with the Company and not compete against it for a specified period of time following the Autocraft Acquisition. In connection with the Autocraft Acquisition, the Company entered into a lease with Fred Jones Enterprises pursuant to which the Company leases a manufacturing facility on a month to month basis at a rate of $21,000 per month.

     Fred J. Hall, who is nominated to serve as a director of the Company, is
(i) the Chairman of the Board, President and Chief Executive Officer and a significant stockholder of Fred Jones Enterprises, and (ii) a director, officer and significant stockholder of the corporation that is the general partner of Fred Jones Industries, which is also a significant stockholder of Fred Jones Enterprises. Mr. Hall is also a limited partner of Fred Jones Industries.

FACILITY LEASES

     In connection with its acquisition of Aaron's, the Company entered into a lease with CRW, Inc., an affiliate of C.R. Wehr and James R. Wehr (whose individual family trusts owned all of the outstanding capital stock of Aaron's prior to its acquisition by the Company), for Aaron's headquarters and primary remanufacturing facility located in Springfield, Missouri with an initial term beginning as of January 1, 1994 and expiring as of December 31, 2004, subject to the Company's option to extend the term for a period of five years. The monthly base rent is $33,105 and the Company is responsible for paying property taxes, insurance and maintenance expenses for the leased premises. The Company also entered into three leases with C.R. Wehr, Westway Partnership, JRW, Inc. and C.J. Cates Real Estate Co. (each, an affiliate of C.R. Wehr and James R. Wehr) for three manufacturing facilities comprising approximately 84,000 square feet for an aggregate rent of $12,000 per month with an initial term beginning as of January 1, 1994 and expiring as of December 31, 1996 and December 31, 1998 (depending upon the facility), subject to the Company's option to extend the term of the lease for a 30,000 square foot facility for one successive period of five years through December 31, 2003. In November 1994, the Company entered into another lease with the same parties for a 98,800 square foot storage facility for monthly rent of $7,300 per month. The initial term of the lease expired during 1995 and pursuant to its terms, continues as a month-to-month lease until terminated. The Company is responsible for paying property taxes, insurance and maintenance expenses for each of these leased premises. James R. Wehr is an executive officer of the Company.

     In addition, the Company is a party to a lease with Patricia L. Bridgeforth, Mr. Wehr's sister, for Aaron's 200,000 square foot core storage facility. The lease has an initial term of ten years, expiring October 31, 2006, with an option to renew for five years. The base monthly rent is $35,833 for the initial term, with specified increases for each renewal term. The Company is also required to pay taxes, maintenance and operating expenses.

INDEMNIFICATION AGREEMENTS

     The Company has entered into separate but identical indemnification agreements (the "Indemnification Agreements") with each director and executive officer of the Company. The Indemnification Agreements provide for, among other things, the following: (i) indemnification to the fullest extent permitted by law against any and all expenses (including attorneys' fees and all other costs and obligations of any nature whatever), judgments, fines, penalties and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection therewith) of any claim, unless the Company determines that such indemnification is not permitted under applicable law; (ii) the prompt advancement of expenses to the director or officer, including attorneys' fees and all other costs, fees, expenses and obligations paid or incurred in connection with investigating or defending any threatened, pending or completed action, suit or proceeding related to the fact that such director or officer is or was a director or officer of the Company or is or was serving at the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, and for repayment to the Company if it is found that such director or officer is not entitled to such indemnification under applicable law; (iii) a mechanism through which the director or officer may seek court relief in the event the Company determines that the director or officer is not permitted to be indemnified under applicable law (and therefore is not entitled to indemnification under the Indemnification Agreement); and (iv) indemnification against expenses (including attorneys' fees) incurred in seeking to collect from the Company an indemnity claim or advancement of expenses to the extent successful.

PAYMENT OF PREFERRED STOCK REORGANIZATION CONSIDERATION

     In connection with the formation of the Company, in July and August 1994 Holdings issued shares of its preferred stock to each purchaser of Holdings common stock, including the Aurora Partnerships and Messrs. Anderson, Crowell, Hardy, Parsky, Roeder, Smith and Wehr (each of whom is a director of the Company, except Mr. Wehr, who is a former executive officer), for consideration of $100 per share. These shares were converted into shares of the Company's preferred stock in the Reorganization in December 1996, immediately after which the Company redeemed the preferred stock for an amount per share equal to $100 plus an amount equal to the accrued and unpaid dividends on the Holdings preferred stock through the date of the Reorganization. Upon the redemption of their shares of preferred stock Messrs. Anderson, Crowell, Hardy, Parsky, Roeder, Smith and Wehr received $23,630, $159,195, $13,701, $176,403, $30,596, $70,765 and $1,414,051,
respectively. The Aurora Partnerships distributed their shares of preferred stock to their respective general and limited partners prior to the redemption.

REGISTRATION RIGHTS

     The holders of the Common Stock outstanding before the IPO in December 1996 have certain "demand" and "piggyback" registration rights pursuant to a Stockholders Agreement. In addition, GEPT has certain "demand" and "piggyback" registration rights with respect to a portion of the 1,825,652 shares of Common Stock owned by it.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Index to Financial Statements, Financial Statement Schedules and Exhibits:

          1.   Financial Statements Index

          See Index to Financial Statements and Supplemental Data on page 25.

          2.   Financial Statement Schedules Index

          II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . S-1

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.   Exhibit Index

          The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.


 Exhibit
 Number   Description
 -------  -----------
 3.1      Amended and Restated Certificate of Incorporation of Aftermarket
          Technology Corp. (previously filed as Exhibit 3.1 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

 3.2      Certificate of Designations, Preferences, and Relative,
          Participating, Option and Other Special Rights of Preferred Stock and
          Qualifications, Limitations and Restrictions Thereof of Redeemable
          Exchangeable Cumulative Preferred Stock of Aftermarket Technology
          Corp. (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

 3.3      Amended and Restated Bylaws of Aftermarket Technology Corp.
          (previously filed as Exhibit 3.3 to the Company's Registration
          Statement on Form S-1 (File No. 333-35543) filed on September 12,
          1997 and incorporated herein by this reference)

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



          Company's Registration Statement on Form S-1 filed on October 25,
          1996, Commission File No. 333-5597, and incorporated herein by this reference)

 4.5      Third Supplemental Indenture to the Series B Indenture and First
          Supplemental Indenture to the Series D Indenture, dated as of July 25, 1996, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A.), as Trustee for the Notes (previously filed as
          Exhibit 4.5 to Amendment No. 1 to the Company's Registration
          Statement on Form S-1 filed on October 25, 1996, Commission File No.
          333-5597, and incorporated herein by this reference)

 10.1 Stockholders Agreement, dated as of August 2, 1994, among Holdings, and certain of its stockholders, optionholders and warrant holders
          (the Stockholders Agreement) (previously filed as Exhibit 10.1 to the
          Company's Registration Statement on Form S-4 filed on November 30,
          1994, Commission File No. 33-86838, and incorporated herein by this reference)

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

 10.4     Amendment No. 3 to Stockholders Agreement, dated as of December 4,
          1996 (previously filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

 10.5     Amendment No. 4 to Stockholders Agreement, dated as of December 16,
          1996 (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

 *10.6 Amended and Restated Credit Agreement, dated as of March 6, 1998, among Aftermarket Technology Corp., the Lenders from time to time parties thereto and The Chase Manhattan Bank (the Credit Agreement)

 *10.7    Guarantee and Collateral Agreement, dated as of March 6, 1998, by
          Aftermarket Technology Corp. and each of the signatories thereto in favor of The Chase Manhattan Bank as Agent for the banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement (see Exhibit 10.6)

 10.8     Amended and Restated Tax Sharing Agreement, dated as of December 20,
          1996, among Aftermarket Technology Holdings Corp., Aaron's Automotive
          Products, Inc., ATC Components, Inc., CRS Holdings Corp., Diverco
          Acquisition Corp., H.T.P., Inc., Mamco Converters, Inc., R.P.M.
          Merit, Inc. and Tranzparts Acquisition Corp. (previously filed as
          Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

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

 10.10 Aftermarket Technology Corp. 1996 Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

 10.11    Form of Incentive Stock Option Agreement (previously filed as Exhibit
          10.36 to Amendment No. 1 to the Company's Registration Statement on
          Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

 10.12    Form of Non-Qualified Stock Option Agreement (previously filed as
          Exhibit 10.37 to Amendment No. 1 to the Company's Registration
          Statement on Form S-1 filed on October 25, 1996, Commission File No.
          333-5597, and incorporated herein by this reference)

 10.13    Employment Agreement dated as of August 1, 1997 between William A.
          Smith and Aftermarket Technology Corp. (previously filed as Exhibit
          10.13 to the Company's Registration Statement on



          Form S-1 (File No. 333-35543) filed on September 12, 1997 and incorporated herein by this reference)

 10.14    Employment Agreement, dated as of October 7, 1996, between Stephen J.
          Perkins and Aftermarket Technology Corp. (previously filed as Exhibit
          10.35 to Amendment No. 1 to the Company's Registration Statement on
          Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

 10.15    Employment Agreement, dated as of October 1, 1996, between John C.
          Kent and Aftermarket Technology Corp. (previously filed as Exhibit
          10.7 to Amendment No. 2 to the Company's Registration Statement on
          Form S-1 filed on November 6, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

 10.16    Employment Agreement, dated August 2, 1994, between James R. Wehr and
          Aaron's Automotive Products, Inc. (previously filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

 10.17    Employment Agreement, dated as of June 1, 1995, between Michael L.
          LePore and Component Remanufacturing Specialists, Inc. (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form S-4 filed on June 21, 1995, Commission File No. 33-93776, and incorporated herein by this reference)

 10.18 Amended and Restated Warrant Certificate, dated as of August 2, 1994, for 280,704 warrants issued to William E. Myers, Jr. (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

 10.19 Amended and Restated Warrant Certificate, dated as of August 2, 1994, for 70,176 warrants issued to Brian E. Sanderson (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

 10.20    Amended and Restated Warrant Certificate, dated June 24, 1996, for
          70,176 warrants issued to Michael J. Hartnett (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

 10.21    Stock Purchase Agreement, dated May 16, 1994, by and among C.R. Wehr,
          Jr., Rev. Liv. Trust, James R. Wehr, Aaron's Automotive
          Products, Inc. and AAP Acquisition Corp. (previously filed as Exhibit
          10.14 to the Company's Registration Statement on Form S-4 filed on
          November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

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

 10.30    Stock Purchase Agreement, dated as of January 31, 1997, by and among
          S. Jay Wilemon, Ricki J. Wilemon, Bradley J. Wilemon, Corby L.
          Wilemon, Replacement & Exchange Parts Co., Inc., Aftermarket
          Technology Corp. and Repco Acquisition Corp. (previously filed as
          Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

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

 *10.33 Amended and Restated Lease, dated as of June 1, 1997, by and among Confar Investors II, L.L.C. and Aaron's Automotive Products, Inc.

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



          No. 333-5597, and incorporated herein by this reference)

 10.39    Stock Subscription Agreement, dated as of November 18, 1996, between
          Aftermarket Technology Corp. and the Trustees of the General Electric
          Pension Trust (previously filed as Exhibit 10.44 to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

 10.40    Amendment and Consent dated as of July 25, 1997 to the Credit
          Agreement dated as of February 14, 1997 among Aftermarket Technology
          Corp., the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent
          (previously filed as Exhibit 10.40 to the Company's Registration
          Statement on Form S-1 (File No. 333-35543) filed on September 12,
          1997 and incorporated herein by this reference)

 10.41    Asset Purchase Agreement dated as of July 31, 1997 among Automatic
          Transmission Shops Inc., C.W. Smith, ATS Remanufacturing, Inc. and
          Aftermarket Technology Corp. (previously filed as Exhibit 10.41 to the Company's Registration Statement on Form S-1 (File No. 333-35543) filed on September 12, 1997 and incorporated herein by this reference)

 10.42    Lease Agreement dated as July 31, 1997 between C.W. Smith and ATS
          Remanufacturing, Inc. (previously filed as Exhibit 10.42 to the
          Company's Registration Statement on Form S-1 (File No. 333-35543) filed on September 12, 1997 and incorporated herein by this reference)

 10.43    Stock Purchase Agreement dated as of July 21, 1997 among Gary A.
          Gamble, James E. Henderson, Trans Mart, Inc., TM-AL Acquisition Corp.
          and Aftermarket Technology Corp. (previously filed as Exhibit 10.43 to the Company's Registration Statement on Form S-1 (File No. 333-
          35543) filed on September 12, 1997 and incorporated herein by this reference)

 10.44    Amendment No. 1 to Stock Purchase Agreement dated as of August 15,
          1997 among Gary A. Gamble, James E. Henderson, Trans Mart, Inc., TM-AL
          Acquisition Corp. and Aftermarket Technology Corp. (previously filed as Exhibit 10.44 to the Company's Registration Statement on Form S-1
          (File No. 333-35543) filed on September 12, 1997 and incorporated herein by this reference)

 10.45    Amendment No. 2 to Stock Purchase Agreement dated as of August 15,
          1997 among Gary A. Gamble, James E. Henderson, Trans Mart, Inc., TM-AL
          Acquisition Corp. and Aftermarket Technology Corp. (previously filed as Exhibit 10.45 to the Company's Registration Statement on Form S-1
          (File No. 333-35543) filed on September 12, 1997 and incorporated herein by this reference)

 10.46    Form of Indemnification Agreement between Aftermarket Technology
          Corp. and directors and certain officers (previously filed as Exhibit
          10.46 to Amendment No. 1 the Company's Registration Statement on Form
          S-1 (File No. 333-35543) filed on October 1, 1997 and incorporated herein by this reference)

 10.47    Amendment Agreements dated August 25, 1997 to Firstbank Lending
          Agreement between Bank of Montreal, Mascot Truck Parts, Inc. and
          King-O-Matic Industries Limited (previously filed as Exhibit 10.47 to
          Amendment No. 1 the Company's Registration Statement on Form S-1
          (File No. 333-35543) filed on October 1, 1997 and incorporated herein by this reference)

 *10.48   Stock Purchase Agreement, dated as of November 14, 1997, by and among
          Matthew Obeid, Metran Automatic Transmission Parts Corp., Metran of
          Boston, Inc., Metran Parts of Pennsylvania, Inc., TM-AL Acquisition
          Corp. and Aftermarket Technology Corp.

 *10.49   Asset Purchase Agreement, dated as of February 10, 1998, by and among
          Autocraft Industries, Inc., Fred Jones Industries A Limited
          Partnership, and Aftermarket Technology Corp.

 *10.50   Amendment No. 1 to Asset Purchase Agreement, dated as of February 10,
          1998, by and among Autocraft Industries, Inc., Fred Jones Industries
          A Limited Partnership, and Aftermarket Technology Corp.

 *10.51   Employment Agreement, dated as of July 28, 1994, between Kenneth A.
          Bear and Aaron's Automotive Products, Inc.

 *10.52   Employment Agreement, dated as of February 21, 1997, between Joseph
          Salamunovich and Aftermarket Technology Corp.

 *10.53   Employment Agreement, dated as of March 6, 1998, between Ronald E.
          Bradshaw and Aftermarket Technology Corp.

 *11      Statement Re Computation of Net Income Per Share

 *21      List of Subsidiaries



 *23      Consent of Ernst & Young LLP, independent auditors

 *27      Financial Data Schedules

___________
*    Filed herewith
(b)  Reports on Form 8-K

     During the last quarter of 1997, the Company filed a Report on Form 8-K dated July 31, 1997 disclosing the acquisition of ATS Remanufacturing pursuant to Item 2 of Form 8-K. No financial statements were required to be filed pursuant to Item 7 of Form 8-K.

(c)  Refer to (a) 3 above.

(d)  Refer to (a) 2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1998.

                                          AFTERMARKET TECHNOLOGY CORP.

                                          By: /s/ Stephen J. Perkins
                                              ------------------------------
                                                  Stephen J. Perkins
                                             Chairman of the Board, President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.


      Signature                    Title                             Date
----------------------------  -------------------------------   --------------
 /s/ Stephen J. Perkins       Chairman of the Board, President  March 24, 1998
 ---------------------------- and Chief Executive Officer
 Stephen J. Perkins           (Principal Executive Officer)

 /s/ John C. Kent             Chief Financial Officer           March 24, 1998
 ---------------------------- (Principal Financial and
 John C. Kent                 Accounting Officer)

 /s/ Robert  Anderson         Director                          March 24, 1998
 ----------------------------
 Robert  Anderson

 /s/ Richard R. Crowell       Director                          March 24, 1998
 ----------------------------
 Richard R. Crowell

 /s/ Dale F. Frey.            Director                          March 24, 1998
 ----------------------------
 Dale F. Frey.

 /s/ Mark C. Hardy            Director                          March 24, 1998
 ----------------------------
 Mark C. Hardy

 /s/ Michael J. Hartnett      Director                          March 24, 1998
 ----------------------------
 Michael J. Hartnett

 /s/ Gerald L. Parsky         Director                          March 24, 1998
 ----------------------------
 Gerald L. Parsky



      Signature                    Title                             Date
----------------------------  -------------------------------   --------------

 /s/ Richard K. Roeder        Director                          March 24, 1998
 ----------------------------
 Richard K. Roeder

 /s/ William A. Smith         Chairman Emeritus of the          March 24, 1998
 ---------------------------- Board of Directors
 William A. Smith

 /s/ J. Richard Stonesifer    Director                          March 24, 1998
 ----------------------------
 J. Richard Stonesifer



                                             AFTERMARKET TECHNOLOGY CORP.

                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                    (IN THOUSANDS)



                                                                        Additions
                                                                -------------------------
                                                 Balance at     Charged to      Charge to                         Balance
                                                  Beginning      Costs and        Other                           at End
                                                  of Period       Expenses       Accounts        Deductions      of Period
                                                 -----------    -----------     ----------      ------------     ---------
    Year ended December 31, 1995:
Reserve and allowances deducted
 from asset accounts:
  Allowance for uncollectible accounts              $ 766         $ 1,239        $ 1,217(2)        $ 753(1)       $ 2,469
  Reserve for inventory obsolescence                  786           1,034            294(2)           --            2,114
    Year ended December 31, 1996:
Reserve and allowances deducted from
 asset accounts:
  Allowance for uncollectible accounts              2,469             668             14(2)        1,825(1)         1,326
  Reserve for inventory obsolescence                2,114           1,411            --              784            2,741
   Year ended December 31, 1997:
Reserve and allowances deducted from
 asset accounts:
  Allowance for uncollectible accounts              1,326             921            183(2)        1,284(1)         1,146
  Reserve for inventory obsolescence                2,741             930            --            1,575            2,096


(1)  Accounts written off, net of recoveries

(2)  Balances added through new acquisitions