Form 10-Q
period 1998-03-31
AFTERMARKET TECHNOLOGY CORP
filed 1998-04-30
CIK 933405

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark One)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998

                                         OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________to ______________________


                           Commission File Number 0-21803

                            AFTERMARKET TECHNOLOGY CORP.
                            ----------------------------
               (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                     95-4486486
-------------------------------            -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

900 Oakmont Lane - Suite 100, Westmont, IL                  60559
------------------------------------------                  -----
 (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code: (630) 455-6000


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of April 20, 1998, there were 20,030,290 shares of common stock of the Registrant outstanding.

                            AFTERMARKET TECHNOLOGY CORP.

                                     FORM 10-Q


                                 TABLE OF CONTENTS

                                                                    Page Number
PART I.     Financial Information

  Item 1.   Financial Statements:

            Consolidated Balance Sheets at March 31, 1998 (unaudited)
            and December 31, 1997 .....................................  3

            Consolidated Statements of Income (unaudited) for the Three
            Months Ended March 31, 1998 and 1997 ......................  4

            Consolidated Statements of Cash Flows (unaudited) for the
            Three Months Ended March 31, 1998 and 1997.................  5

            Notes to Consolidated Financial Statements ................  6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................  8

PART II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K........................... 12

SIGNATURES............................................................. 13

EXHIBIT INDEX.......................................................... 14

EXHIBIT 11. - Statement Re Computation of Net Income Per Share......... 15

Note:       Items 1 - 5 of Part II are omitted because they are not applicable.

                            AFTERMARKET TECHNOLOGY CORP.
                            CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share and per share data)

                                                   March 31,   December 31,
                                                     1998         1997
                                                  ----------   ------------
                                                  (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                        $  5,132    $     78
   Accounts receivable, net                           86,099      53,761
   Inventories                                       101,525      76,166
   Prepaid and other assets                            9,823       4,706
   Refundable income taxes                               -         1,011
   Deferred income taxes                               3,953       3,478
                                                  ----------   ------------
Total current assets                                 206,532     139,200
Property, plant and equipment:
   Land                                                1,672         -
   Buildings                                           9,860         -
   Machinery and equipment                            34,393      19,335
   Autos and trucks                                    3,503       2,712
   Furniture and fixtures                              6,454       3,139
   Leasehold improvements                              9,181       6,058
                                                  ----------   ------------
                                                      65,063      31,244
   Less accumulated depreciation and amortization    (15,319)     (6,830)
                                                  ----------   ------------
                                                      49,744      24,414

Debt issuance costs, net                               5,819       4,260
Cost in excess of net assets acquired, net           260,347     200,393
Other assets                                           2,268         410
                                                  ----------   ------------
Total assets                                        $524,710    $368,677
                                                  ----------   ------------
                                                  ----------   ------------

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                  $33,834     $16,055
   Accrued payroll and related costs                   7,959       5,820
   Accrued interest payable                            2,847       6,253
   Other accrued expenses                              8,813       4,904
   Bank lines of credit                                2,146       4,596
   Income taxes payable                                  518         -
   Acquisition notes payable                           1,463       1,435
   Due to former owners                                1,409       1,614
                                                  ----------   ------------
Total current liabilities                             58,989      40,677

12% Series B and D Senior Subordinated Notes         121,238     121,288
Acquisition notes payable                              9,303       9,097
Amount drawn on revolving credit facility            139,925      11,100
Deferred compensation                                  3,113       3,042
Deferred income taxes                                  8,525       8,044

Stockholders' equity:
  Preferred stock, $.01 par value; shares
autorized - 5,000,000;
   Issued and outstanding shares - none                    -         -
   Common stock, $.01 par value; shares authorized
   - 30,000,000; Issued and outstanding shares
   - 19,898,296 and 19,577,274 at March 31, 1998
   and December 31, 1997, respectively                   199         195
     Additional paid-in capital                      133,844     131,604
     Retained earnings                                49,434      43,494
     Cumulative translation adjustment                   140         136
                                                  ----------   ------------
Total stockholders' equity                           183,617     175,429
                                                  ----------   ------------
Total liabilities and stockholders' equity          $524,710    $368,677
                                                  ----------   ------------
                                                  ----------   ------------

SEE ACCOMPANYING NOTES.

                            AFTERMARKET TECHNOLOGY CORP.
                         CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except per share data)

                                                Three Months   Three Months
                                                   Ended          Ended
                                                 March 31,      March 31,
                                                   1998           1997
                                                ------------   ------------
                                                         (Unaudited)
Net sales
                                                  $107,001      $ 82,688
Cost of sales                                       69,523        51,113
                                                ------------   ------------
Gross profit                                        37,478        31,575

Selling, general and
  administrative expense                            21,106        17,459
Amortization of intangible assets                    1,488           984
                                                ------------   ------------

Income from operations                              14,884        13,132

Interest and other income                              651           701
Interest expense                                     5,185         4,524
                                                ------------   ------------

Income before income taxes
  and extraordinary item                            10,350         9,309

Provision for income taxes                           4,047         3,742
                                                ------------   ------------

Income before extraordinary item                     6,303         5,567

Extraordinary item - net of income tax
  benefit of $242 and $2,520 for 1998
  and 1997                                             363         3,749
                                                ------------   ------------

Net income                                        $  5,940      $  1,818
                                                ------------   ------------
                                                ------------   ------------

Basic earnings per common share:
  Income before extraordinary item                $   0.32      $   0.33
  Extraordinary item                                 (0.02)        (0.22)
                                                ------------   ------------

   Net income                                     $   0.30      $   0.11
                                                ------------   ------------
                                                ------------   ------------

Weighted average number of common shares
  outstanding                                       19,780        16,981
                                                ------------   ------------
                                                ------------   ------------

Diluted earnings per common share:
  Income before extraordinary item                $   0.30      $   0.29
  Extraordinary item                                 (0.02)        (0.20)
                                                ------------   ------------

   Net income                                     $   0.28      $   0.09
                                                ------------   ------------
                                                ------------   ------------

Weighted average number of common and
  common equivalent shares outstanding              21,266        18,866
                                                ------------   ------------
                                                ------------   ------------


SEE ACCOMPANYING NOTES.

                         AFTERMARKET TECHNOLOGY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                    Three Months   Three Months
                                                       Ended          Ended
                                                     March 31,      March 31,
                                                        1998           1997
                                                    ------------   ------------
                                                            (Unaudited)
OPERATING ACTIVITIES:
Net Income                                           $   5,940      $   1,818
Adjustments to reconcile net income to
 net cash used in operating activities:
   Extraordinary item                                      605          6,269
   Depreciation and amortization                         2,840          1,679
   Amortization of debt issuance costs                     262            220
   Provision for losses on accounts receivable             155            273
   Loss (gain) on sale of equipment                          5             (7)
   Deferred income taxes                                   257            160
   Changes in operating assets and liabilities
    (net of acquired businesses):
      Accounts receivable                              (11,269)        (4,487)
      Inventories                                       (3,527)        (1,338)
      Prepaid and other assets                          (4,504)           238
      Accounts payable and accrued expenses              4,625        (12,549)
                                                    ------------   ------------
Net cash used in operating activities                   (4,611)        (7,724)
                                                    ------------   ------------
INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements       (1,312)        (2,209)
Acquisition of companies, net of cash received        (113,498)       (12,184)
Proceeds from sale of equipment                            194             11
                                                    ------------   ------------
Net cash used in investing activities                 (114,616)       (14,382)
                                                    ------------   ------------
FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net           128,825         25,000
Borrowings (payments) on bank lines of credit, net      (2,450)            78
Payment of debt issuance costs                          (2,425)          (739)
Redemption of senior subordinated notes                      -        (44,800)
Proceeds from exercise of stock options                    536              -
Payments on amounts due to former owners                  (205)             -
                                                    ------------   ------------
Net cash provided by (used in) financing activities    124,281        (20,461)
                                                    ------------   ------------

Increase (decrease) in cash and cash equivalents         5,054        (42,567)

Cash and cash equivalents at beginning of period            78         46,498
                                                    ------------   ------------
Cash and cash equivalents at end of period           $   5,132      $   3,931
                                                    ------------   ------------
                                                    ------------   ------------

Cash paid during the period for:
   Interest                                          $   7,938      $   9,836
   Income taxes                                      $     166      $     306

SEE ACCOMPANYING NOTES

                                AFTERMARKET TECHNOLOGY CORP.

                         Notes to Consolidated Financial Statements

NOTE 1:  BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


     Certain prior-year amounts have been reclassified to conform to the 1998 presentation.

NOTE 2:  INVENTORIES

   Inventories are stated at the lower of cost (first in, first out method) or market:

                                           MARCH 31, 1998   DECEMBER 31, 1997
                                           --------------   ------------------
Raw materials, including core inventories    $29,554             $24,788
Work-in-process                                3,054               3,125
Finished goods                                68,917              48,253
                                            --------             -------
                                            $101,525             $76,166
                                            --------             -------
                                            --------             -------

     Finished goods include purchased parts which are available for sale.

NOTE 3:  REVOLVING CREDIT FACILITY

   In March 1998, the credit agreement for the Company's $100.0 million credit facility with The Chase Manhattan Bank, as agent (the "Bank"), was amended and restated as a new credit facility comprised of a $100.0 million revolving portion and a $120.0 million term loan portion (the "New Credit Facility") to finance the Company's working capital requirements, future acquisitions and the acquisition of Autocraft (See Note 4). Amounts advanced under the New Credit Facility are secured by substantially all assets of the Company. Amounts advanced under the revolving portion of the New Credit Facility will become due on December 31, 2003, although the Company may prepay outstanding advances in whole or in part without incurring any premium or penalty. The term loan portion of the New Credit Facility is due and payable in quarterly installments beginning in September 1998 and ending on December 31, 2003 as outlined in the agreement.


NOTE 4:  ACQUISITIONS

   In January 1997, the Company acquired all of the outstanding capital stock of REPCO Industries ("REPCO"), a Texas based distributor of transmission repair parts, for a purchase price of approximately $12.3 million, including transaction fees and related expenses. Goodwill recorded approximated $6.8 million.

     In July 1997, the Company acquired substantially all of the assets of ATS Remanufacturing ("ATS"), a remanufacturer of automatic transmissions and related components located in Gastonia, North Carolina. In August 1997, the Company acquired all of the outstanding capital stock of Trans Mart, Inc. ("Trans Mart"), a distributor of automatic and standard transmission parts and related drive train components based in Florence, Alabama. To complete these acquisitions, the Company made cash payments totaling $12.9 million and $27.9 million for ATS and Trans Mart, respectively, including transaction fees and related expenses. In addition, the ATS acquisition calls for subsequent payments due on each of the first eight anniversaries of the closing date. Substantially all of these additional payments, which will aggregate up to approximately $19.0 million (present value $13.9 million as of March 31, 1998), are contingent upon the attainment of certain sales levels by ATS, which the Company believes are more likely than not to be attained. Goodwill recorded for ATS and Trans Mart approximated $26.1 million and $20.9 million, respectively.

   In November 1997, the Company acquired all of the outstanding capital stock of Metran Automatic Transmission Parts Corp. ("Metran"), a New York based distributor of automatic and manual transmission parts and related drive train components, for a purchase price of approximately $8.1 million, including transaction fees and related expenses. Goodwill recorded approximated $5.2 million.

   On March 6, 1998, the Company acquired substantially all the assets of the OEM Division of Autocraft Industries, Inc. ("Autocraft"), a remanufacturer and distributor of drivetrain and electronic parts used in the warranty and aftermarket repair of passenger cars and light trucks. The purchase price consists of approximately $115.7 million, including transaction fees and related expenses, paid at closing and up to an additional $12.5 million to be paid in 1999 based on the performance of the OEM Division's European operations during 1998. Goodwill recorded approximated $62.0 million, which would increase by up to an additional $12.5 million dependent on the potential 1999 payment described above.

   These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. Goodwill for all acquisitions is amortized over a period not to exceed 40 years on a straight-line basis. The consolidated financial statements include the operating results of each business from the date of acquisition.

NOTE 5:  EXTRAORDINARY ITEM

   The extraordinary item in 1998 consists of a pre-tax charge of $0.6 million related to the write-off of previously capitalized debt issuance costs in connection with a restatement and amendment of the credit agreement for the revolving credit facility in March 1998.

   The extraordinary item in 1997 of $3.8 million, net of income tax benefit of $2.5 million, consists largely of a pre-tax charge of $5.7 million related to the early redemption of $40.0 million in principal amount of the Company's 12% Senior Subordinated Notes due 2004 (the "Senior Notes"), consisting of the early redemption premium charge of $4.3 million plus unamortized deferred financing fees of $1.4 million. The extraordinary item also includes a pre-tax charge of $0.6 million related to the restructuring of the Company's revolving credit facility. Both events occurred in February 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            FORWARD-LOOKING STATEMENT NOTICE


     Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1. "Business--Certain Factors Affecting the Company" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Further, certain forward-looking statements are based upon assumptions as to future events that may not prove to be accurate.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1997.

   Income before extraordinary item increased $0.7 million, or 13.2%, from $5.6 million for the three months ended March 31, 1997 to $6.3 million for the three months ended March 31, 1998. Revenue growth was achieved from both of the Company's primary customer groups: independent transmission rebuilders, general repair shops, distributor and retail automotive parts stores (the "Independent Aftermarket"); and original equipment manufacturers ("OEMs"). Approximately 60.1% of the revenue growth was from the Independent Aftermarket, primarily through three strategic acquisitions: REPCO, Trans Mart and Metran, which were acquired on January 31, 1997, August 15, 1997 and November 15, 1997, respectively. Growth achieved from OEM customers was due to the acquisitions of ATS and Autocraft, which were acquired on July 31, 1997 and March 6, 1998, respectively. In general, costs and expenses also increased; however, overall the Company was able to spread its overhead expenses over a larger revenue base, which contributed to the comparatively higher income before extraordinary item for the quarter.

   Net income increased $4.1 million, or 226.7%, from $1.8 million for the three months ended March 31, 1997 to $5.9 million for the three months ended March 31, 1998. In March 1998, the Company amended and restated the credit agreement for the credit facility and recorded a $0.4 million extraordinary charge, net of related income tax benefit. The Company recorded a $3.8 million extraordinary charge, net of related income tax benefit, for the three months ended March 31, 1997. The extraordinary charge recorded in 1997 related primarily to the early redemption of $40.0 million of the Senior Notes in February 1997, and to a lesser extent to the restructuring of the Company's revolving credit facility.

   On a per share basis, income before extraordinary item increased from $0.29 per diluted share for the three months ended March 31, 1997 to $0.30 per diluted share for the three months ended March 31, 1998. After giving effect to the extraordinary charges in the two periods, net income per diluted share increased from $0.09 to $0.28. The number of shares used in the per diluted share calculations were 18.9 million for the three months ended March 31, 1997 and 21.3 million for the three months ended March 31, 1998. The increase in shares resulted primarily from the Company's public offering of Common stock in October 1997.

     Management expects that income for the quarter ending June 30, 1998 will remain flat compared to the quarter ended June 30, 1997. However, significant earnings growth is anticipated during the second half of 1998. See "Net Sales."

NET SALES

   Net sales increased $24.3 million, or 29.4%, from $82.7 million for the three months ended March 31, 1997 to $107.0 million for the three months ended March 31, 1998. Incremental net sales of $27.9 million for the three months ended March 31, 1998 were generated by the companies acquired in 1997 and 1998 (REPCO, ATS, Trans Mart, Metran and Autocraft).

     Excluding the benefits of the REPCO, Trans Mart and Metran acquisitions, net sales to Independent Aftermarket customers during the first quarter of 1998 decreased $1.0 million, or 2.4%, compared with the same quarter in the prior year. In addition to the effects of the mild winter noted below, some shortages of converter core prevented filling orders with certain transmission shop customers. Recent new sources and improved tracking have helped to alleviate this issue going forward. Sales to retail store customers continue to be weak, therefore the Company has continued to concentrate its sales efforts on other parts of the Independent Aftermarket. Sales to retail store customers represented 3.8% of net sales during the first quarter of 1998 compared with 8.4% of net sales in the same quarter in the prior year.

   Excluding the benefit of the ATS and Autocraft acquisitions, net sales to OEM customers during the quarter ended March 31, 1998 decreased $2.6 million, or 6.4%, compared with the same quarter in the prior year. Management believes that the mild winter across much of the U.S. and Canada has reduced the need for transmission replacement. In addition, management believes that net sales to Chrysler have been affected by the implementation by Chrysler dealers of a new diagnostic procedure that the Company developed as part of its customer service program. This procedure enables the dealer to more accurately determine what is wrong with a unit and appears to have resulted in an increase in the percentage of units repaired by the dealers as opposed to replaced with remanufactured units. Management expects that this will be more than offset by the increased number of units available for remanufacturing as new model years and new transmission types are introduced.
 However, no assurance can be given that this will occur. Net sales to Chrysler Corporation represented 24.3% of total net sales for the three months ended March 31, 1998, as compared to 34.7% for the three months ended March 31, 1997.

   Management expects that net sales to OEM customers will remain soft through the end of the quarter ending June 30, 1998 as OEMs adjust excess inventory that resulted from the reduced need to replace transmissions during the mild winter. However, net sales to OEM customers are expected to improve during the second half of 1998. This will be due in part to net sales of remanufactured rear wheel drive transmissions to Chrysler, which are expected to begin during the second half of the year.

GROSS PROFIT

   Gross profit as a percentage of net sales decreased from 38.2% for the three months ended March 31, 1997 to 35.0% for the three months ended March 31, 1998. This decrease was principally due to the acquisitions of Trans Mart and Metran in the second half of 1997 and the acquisition of Autocraft in March of 1998. These recent acquisitions have lower gross profit margins than the consolidated company.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses ("SG&A") increased $3.6 million, or 20.9%, from $17.5 million for the three months ended March 31, 1997 to $21.1 million for the three months ended March 31, 1998. The higher SG&A resulted largely from the ongoing incremental expenses of the companies acquired in 1997 and 1998 (REPCO, ATS, Trans Mart, Metran and Autocraft). As a percentage of net sales, SG&A decreased from 21.1% to 19.7% between the two periods. This decrease was principally due to companies acquired in 1997 and 1998.


   Included in SG&A expenses are non-cash charges totaling $0.2 million in 1998 and $0.5 million in 1997. These charges represent the pro rata portion for each period of deferred compensation expense relating to the difference between the exercise price and the intrinsic value for financial statement presentation purposes of stock options granted by the Company in 1996. The Company expects to recognize additional compensation expense aggregating $0.9 million over the balance of the respective vesting periods of the options, which generally range from three to five years from the date of grant.

AMORTIZATION OF INTANGIBLE ASSETS

   Amortization of intangible assets increased $0.5 million, or 51.2%, from $1.0 million for the three months ended March 31, 1997 to $1.5 million for the three months ended March 31, 1998. The increase resulted from the additional intangible assets arising from the acquisitions of REPCO, ATS, Trans Mart, Metran and Autocraft.

INCOME FROM OPERATIONS

   Principally as a result of the factors described above, income from operations increased $1.8 million, or 13.3%, from $13.1 million for the three months ended March 31, 1997 to $14.9 million for the three months ended March 31, 1998. As a percentage of net sales, income from operations decreased from 15.9% to 13.9%.

INTEREST EXPENSE

   Interest expense increased $0.7 million, or 14.6%, from $4.5 million for the three months ended March 31, 1997 to $5.2 million for the three months ended March 31, 1998. The higher interest expense was largely due to the $120.0 million term loan portion of the Credit Facility, which was established in order to finance the Autocraft acquisition on March 6, 1998.

EXTRAORDINARY ITEM

   An extraordinary item in the amount of $0.4 million ($0.6 million, net of related income tax benefit of $0.2 million) was recorded during the three months ended March 31, 1998. This amount was related to the write-off of previously capitalized debt issuance costs in connection with the restatement and amendment of the credit agreement for the New Credit Facility.

   An extraordinary item in the amount of $3.8 million ($6.3 million, net of related income tax benefit of $2.5 million) was recorded during the three months ended March 31, 1997. This amount was comprised of (i) a $5.7 million charge resulting from the early redemption of $40.0 million of the Senior Notes in February 1997, which included the payment of a 12% early redemption premium and the write-off of related debt issuance costs and (ii) a charge of $0.6 million for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had total cash and cash equivalents on hand of $5.1 million at March 31, 1998, representing an increase in net cash of $5.1 million for the three months then ended. Net cash used in operating activities was $4.6 million for the three-month period, including the scheduled semi-annual interest payment of $7.2 million on the Senior Notes made February 1, 1998. Net cash used in investing activities was $114.6 million for the period, including $113.5 million (net of $2.2 million of cash received) for the acquisition of Autocraft and $1.3 million in capital expenditures largely for remanufacturing equipment. Net cash provided by financing activities of $124.3 million was primarily from net borrowings of $128.8 million made under the New Credit Facility, partially offset by $2.5 million in payments on bank lines of credit and $2.4 million in payment of debt issuance costs related to the New Credit Facility.

     In March 1998 the credit agreement for the Company's credit facility was amended and restated to provide the New Credit Facility, which consists of a $120.0 million term loan facility in addition to the existing $100.0 million revolving facility. The Company borrowed $120.0 million under the term loan facility on March 6, 1998 to purchase Autocraft and pay related transaction expenses, pay debt issuance costs related to the New Credit Facility and contribute to its current working capital requirements. The term loan is payable in quarterly installments through December 31, 2003 and bears interest at a rate of at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin. The "Alternate Base Rate" is equal to the highest of (a) the Bank's prime rate, (b) the secondary market rate for three-month certificates of deposit plus 1.0% and
(c) the federal funds rate plus 0.5%, in each case as in effect from time to time. The "Eurodollar Rate" is the rate offered by the Bank for eurodollar deposits for one, two, three, six or, if available by all lenders, nine months (as selected by the Company) in the interbank eurodollar market in the approximate amount of the Bank's share of the advance under the New Credit Facility. The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. The Alternate Base Rate margin is currently zero and the Eurodollar margin is currently at 1.0%.

    As of March 31, 1998, the Company had approximately $77.6 million available under the revolving portion on the New Credit Facility.

     The Company believes that cash on hand, cash flow from operations and existing borrowing capacity will be sufficient to fund its ongoing operations and its budgeted capital expenditures. In pursuing future acquisitions, the Company will continue to consider the effect any such acquisition costs may have on its liquidity. In order to consummate such acquisitions, the Company may need to seek funds through additional borrowings or equity financing.

                            AFTERMARKET TECHNOLOGY CORP.

                           Part II.    Other Information




   Items 1 - 5 are not applicable.

   Item 6.  -  Exhibits and Reports on Form 8-K

           (a) Exhibits
               Exhibit 11  -  Statement Re Computation of Net Income Per Share
           (b) Reports on Form 8-K
               During the quarter ended March 31, 1998 the Company filed the following reports on Form 8-K:
               (1) Report dated February 11, 1998 reporting under Item 5 that on February 10, 1998 the Company had entered into an agreement with Autocraft Industries, Inc. to acquire substantially all the assets of Autocraft's OEM Division.
               (2) Report dated February 26, 1998 reporting under Item 5 (i) the financial results for the quarter and year ended December 31, 1997 and related earnings release dated February 23, 1998, and (ii) additional financial information as disclosed in a securities analyst/investor meeting held on February 24, 1998.
               (3) Report dated March 6, 1998 reporting under Item 2 the completion of the Company's purchase of substantially all the assets of the OEM Division of Autocraft Industries, Inc.

                            AFTERMARKET TECHNOLOGY CORP.

                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AFTERMARKET TECHNOLOGY CORP.


Date:     April 30, 1998                /s/ John C. Kent
      ------------------------          -------------------------------------
                                        John C. Kent, Chief Financial Officer


* John C. Kent is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

                            AFTERMARKET TECHNOLOGY CORP.



                                    EXIBIT INDEX




Exhibit                                                              Paper (P) or
Number                        Description                            Electronic (E)
------------    -------------------------------------------------    --------------
11              Statement Re Computation of Net Income Per Share      (P)

27.1 & 27.2     Financial Data Schedules                              (E)