Form 10-Q
period 1998-06-30
AFTERMARKET TECHNOLOGY CORP
filed 1998-08-07
CIK 933405

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark One)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

                                         OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to


                           Commission File Number 0-21803

                            AFTERMARKET TECHNOLOGY CORP.
               (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                   95-4486486
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

900 Oakmont Lane - Suite 100, Westmont, IL                      60559
------------------------------------------                    ----------
 (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code: (630) 455-6000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of July 31, 1998, there were 20,043,986 shares of common stock of the Registrant outstanding.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          AFTERMARKET TECHNOLOGY CORP.

                                   FORM 10-Q


                               Table of Contents
                               -----------------

                                                                                    Page Number
                                                                                    -----------
PART I.        Financial Information

     Item 1.   Financial Statements:

               Consolidated Balance Sheets at June 30, 1998 (unaudited)
               and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . .     3

               Consolidated Statements of Income (unaudited) for the Three
               and Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . . . .     4

               Consolidated Statements of Cash Flows (unaudited) for the
               Six Months Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . .     5

               Notes to Consolidated Financial Statements. . . . . . . . . . . . . .     6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . . . . .     9

PART II.  Other Information

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . .    16

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .    17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

EXHIBIT 11. - Statement Re Computation of Net Income Per Share . . . . . . . . . . .    20

Note: Items 1,2,3 and 5 of Part II are omitted because they are not applicable.

                            AFTERMARKET TECHNOLOGY CORP.
                             CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              June 30,     December 31,
                                                                                1998           1997
                                                                           --------------  --------------
                                                                             (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                   $4,005            $78
   Accounts receivable, net                                                    73,049         53,761
   Inventories                                                                105,245         76,166
   Prepaid and other assets                                                     9,585          4,706
   Refundable income taxes                                                        329          1,011
   Deferred income taxes                                                        4,574          3,478
                                                                           --------------  --------------
Total current assets                                                          196,787        139,200
Property, plant and equipment:
   Land                                                                         1,672              -
   Buildings                                                                    9,881              -
   Machinery and equipment                                                     38,564         19,335
   Autos and trucks                                                             3,718          2,712
   Furniture and fixtures                                                       7,248          3,139
   Leasehold improvements                                                      10,762          6,058
                                                                           --------------  --------------
                                                                               71,845         31,244
   Less accumulated depreciation and amortization                             (17,532)        (6,830)
                                                                           --------------  --------------
                                                                               54,313         24,414

Debt issuance costs, net                                                        5,535          4,260
Cost in excess of net assets acquired, net                                    260,096        200,393
Other assets                                                                    2,378            410
                                                                           --------------  --------------
Total assets                                                               $  519,109     $  368,677
                                                                           --------------  --------------
                                                                           --------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                           $34,465        $16,055
   Accrued payroll and related costs                                           10,251          5,820
   Accrued interest payable                                                     7,653          6,253
   Other accrued expenses                                                      11,314          4,904
   Bank lines of credit                                                         1,765          4,596
   Acquisition notes payable                                                    1,458          1,435
   Due to former owners                                                         1,312          1,614
                                                                           --------------  --------------
Total current liabilities                                                      68,218         40,677

12% Series B and D Senior Subordinated Notes                                  121,189        121,288
Acquisition notes payable                                                       9,509          9,097
Amount drawn on revolving credit facility                                     120,000         11,100
Deferred compensation                                                           3,183          3,042
Deferred income taxes                                                           9,101          8,044

Stockholders' equity:
     Preferred stock, $.01 par value; shares authorized - 5,000,000;
       Issued and outstanding shares - none                                         -              -
     Common stock, $.01 par value; shares authorized - 30,000,000;
       Issued and outstanding shares - 20,043,986 and 19,577,274
       at June 30, 1998 and December 31, 1997, respectively                       200            195
     Additional paid-in capital                                               134,029        131,604
     Accumulated other comprehensive gain                                         248            136
     Retained earnings                                                         53,432         43,494
                                                                           --------------  --------------
Total stockholders' equity                                                    187,909        175,429
                                                                           --------------  --------------
Total liabilities and stockholders' equity                                 $  519,109     $  368,677
                                                                           --------------  --------------
                                                                           --------------  --------------

SEE ACCOMPANYING NOTES.

                                  AFTERMARKET TECHNOLOGY CORP.
                                CONSOLIDATED STATEMENTS OF INCOME
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                        1998           1997          1998           1997
                                                     -----------  -------------  -------------  -------------
                                                            (Unaudited)                   (Unaudited)

Net sales                                             $130,468      $  85,410       $237,469       $168,098
Cost of sales                                           89,038         52,047        158,561        103,160
                                                     -----------  -------------  -------------  -------------
Gross profit                                            41,430         33,363         78,908         64,938

Selling, general and
     administrative expense                             23,157          8,277         44,263         35,736
Amortization of intangible assets                        1,751          1,007          3,239          1,991
Special charges                                          3,580              -          3,580              -
                                                     -----------  -------------  -------------  -------------
Income from operations                                  12,942         14,079         27,826         27,211

Interest and other income                                  299            307            950          1,008
Interest expense                                         6,451          4,499         11,636          9,023
                                                     -----------  -------------  -------------  -------------
Income before income taxes
     and extraordinary item                              6,790          9,887         17,140         19,196

Provision for income taxes                               2,792          3,975          6,839          7,717
                                                     -----------  -------------  -------------  -------------
Income before extraordinary item                         3,998          5,912         10,301         11,479

Extraordinary item - net of income tax
     benefit of $242 and $2,520 for
     1998 and 1997                                           -              -            363          3,749
                                                     -----------  -------------  -------------  -------------
Net income                                            $  3,998       $  5,912       $  9,938       $  7,730
                                                     -----------  -------------  -------------  -------------
                                                     -----------  -------------  -------------  -------------
Basic earnings per common share:
     Income before extraordinary item                    $0.20          $0.35        $  0.52        $  0.68
     Extraordinary item                                      -              -          (0.02)         (0.22)
                                                     -----------  -------------  -------------  -------------
   Net income                                            $0.20          $0.35        $  0.50        $  0.46
                                                     -----------  -------------  -------------  -------------
                                                     -----------  -------------  -------------  -------------
Weighted average number of common shares
     outstanding                                        20,015         17,000         19,898         16,990
                                                     -----------  -------------  -------------  -------------
                                                     -----------  -------------  -------------  -------------
Diluted earnings per common share:
     Income before extraordinary item                    $0.19          $0.31        $  0.49        $  0.61
     Extraordinary item                                      -              -          (0.02)         (0.20)

                                                     -----------  -------------  -------------  -------------
   Net income                                            $0.19          $0.31        $  0.47        $  0.41
                                                     -----------  -------------  -------------  -------------
                                                     -----------  -------------  -------------  -------------
Weighted average number of common and
     common equivalent shares outstanding               21,251         18,897         21,259         18,882
                                                     -----------  -------------  -------------  -------------
                                                     -----------  -------------  -------------  -------------

SEE ACCOMPANYING NOTES.

                            AFTERMARKET TECHNOLOGY CORP.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                    Six Months Ended June 30,
                                                                      1998           1997
                                                                   ------------  ------------
                                                                           (Unaudited)
OPERATING ACTIVITIES:
Net Income                                                           $  9,938      $  7,730
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Extraordinary item                                                   605         6,269
     Depreciation and amortization                                      7,114         3,437
     Amortization of debt issuance costs                                  546           446
     Provision for losses on accounts receivable                          402           433
     Loss on sale of equipment                                             10             5
     Deferred income taxes                                                211           715
     Changes in operating assets and liabilities
      (net of acquired businesses):
          Accounts receivable                                           1,533        (4,863)
          Inventories                                                  (7,246)       (2,597)
          Prepaid and other assets                                     (4,321)         (152)
          Accounts payable and accrued expenses                        12,358        (7,824)
                                                                   ------------  ------------
Net cash provided by operating activities                              21,150         3,599
                                                                   ------------  ------------

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements                      (8,184)       (4,962)
Acquisition of companies, net of cash received                       (113,498)      (14,183)
Proceeds from sale of equipment                                           337            35
                                                                   ------------  ------------
Net cash used in investing activities                                (121,345)      (19,110)
                                                                   ------------  ------------

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net                          108,900        19,000
Payments on bank lines of credit, net                                  (2,831)          (25)
Payment of debt issuance costs                                         (2,425)         (745)
Redemption of senior subordinated notes                                     -       (44,800)
Proceeds from exercise of stock options                                   780            90
Payments on amounts due to former owners                                 (302)            -
                                                                   ------------  ------------
Net cash provided by (used in) financing activities                   104,122       (26,480)
                                                                   ------------  ------------

Increase (decrease) in cash and cash equivalents                        3,927       (41,991)

Cash and cash equivalents at beginning of period                           78        46,498
                                                                   ------------  ------------
Cash and cash equivalents at end of period                           $  4,005      $  4,507
                                                                   ------------  ------------
                                                                   ------------  ------------
Cash paid during the period for:
     Interest                                                        $  8,944      $ 10,556
     Income taxes                                                    $  3,634      $  3,596

SEE ACCOMPANYING NOTES.

                            AFTERMARKET TECHNOLOGY CORP.

                     Notes to Consolidated Financial Statements

NOTE 1:  BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain prior-year amounts have been reclassified to conform to the 1998 presentation.

NOTE 2:  INVENTORIES

   Inventories are stated at the lower of cost (first in, first out method) or market:


(In thousands)                                     JUNE 30, 1998  DECEMBER 31, 1997
                                                   -------------  -----------------
Raw materials, including core inventories..          $ 35,983         $24,788
Work-in-process............................             2,923           3,125
Finished goods.............................            66,339          48,253
                                                   -------------  -----------------
                                                     $105,245         $76,166
                                                   -------------  -----------------
                                                   -------------  -----------------

     Finished goods include purchased parts which are available for sale.

NOTE 3:  REVOLVING CREDIT FACILITY

   In March 1998, the credit agreement for the Company's $100.0 million credit facility with The Chase Manhattan Bank, as agent (the "Bank"), was amended and restated to provide for a new credit facility comprised of a $100.0 million revolving portion and a $120.0 million term loan portion (the "New Credit Facility") to finance the Company's working capital requirements, future acquisitions and the acquisition of Autocraft (See Note 4). Amounts advanced under the New Credit Facility are secured by substantially all the assets of the Company. Amounts advanced under the revolving portion of the New Credit Facility will become due on December 31, 2003. The term loan portion of the New Credit Facility is due and payable in quarterly installments beginning in September 1998 and ending on December 31, 2003 as outlined in the credit agreement. The Company may prepay outstanding advances under the revolving portion or the term loan portion of the New Credit Facility in whole or in part without incurring any premium or penalty.

NOTE 4:  ACQUISITIONS

   In January 1997, the Company acquired all of the outstanding capital stock of Replacement & Exchange Parts Co., Inc. ("REPCO"), a Texas based distributor of transmission repair parts, for a purchase price of approximately $12.3 million, including transaction fees and related expenses. Goodwill recorded approximated $6.8 million.

   In July 1997, the Company acquired substantially all of the assets of ATS Remanufacturing ("ATS"), a remanufacturer of automatic transmissions and related components located in Gastonia, North Carolina. In August 1997, the Company acquired all of the outstanding capital stock of Trans Mart, Inc. ("Trans Mart"), a distributor of automatic and standard transmission parts and related drive train components based in Florence, Alabama. To complete these acquisitions, the Company made cash payments totaling $12.9 million and $27.9 million for ATS and Trans Mart, respectively, including transaction fees and related expenses. In addition, the ATS acquisition calls for subsequent payments due on each of the first eight anniversaries of the closing date. Substantially all of these additional payments, which will aggregate up to approximately $19.0 million (present value $14.2 million as of June 30, 1998), are contingent upon the attainment of certain sales levels by ATS, which the Company believes are more likely than not to be attained. Goodwill recorded for ATS and Trans Mart approximated $26.1 million and $20.9 million, respectively.

   In November 1997, the Company acquired all of the outstanding capital stock of Metran Automatic Transmission Parts Corp. ("Metran"), a New York based distributor of automatic and manual transmission parts and related drive train components, for a purchase price of approximately $8.1 million, including transaction fees and related expenses. Goodwill recorded approximated $5.4 million.

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

NOTE 5:  SPECIAL CHARGES

   The Company has commenced certain initiatives designed to improve operating efficiencies and reduce costs. In the second quarter of 1998 the Company recorded $3.6 million in special charges related to these initiatives, consisting of $1.1 million of restructuring charges and $2.5 million of other charges. The $1.1 million restructuring charges includes $0.8 million of severance costs for approximately 11 people and $0.3 million of exit costs. The severance costs were incurred in connection with the reorganization of the ATC Distribution Group's management structure, centralization of the ATC Distribution Group's Management Information Systems ("MIS") operations and certain other personnel matters. The exit costs were incurred to consolidate the Company's Joplin and Springfield Missouri engine remanufacturing lines into the Springfield facility. The other charges consisted of $2.0 million of idle plant capacity costs incurred at the Joplin facility due to the consolidation of the remanufacturing lines and $0.5 million of relocation costs related to the centralization of the ATC Distribution Group's management team and to centralize the ATC Distribution Group's MIS operations.

   As part of its ongoing effort to maximize operating efficiencies and lower costs, the Company is continuing to evaluate its business to identify additional improvements that may result in additional special charges.

   The following table summarizes the provisions and reserves for restructuring and special charges as included in other accrued expenses:


(In thousands)                Termination
                                Benefits      Exit / Other Costs      Total
                              ------------   -------------------   ---------
 Provision 1998                 $  822             $  2,758        $  3,580
 Payments 1998                    (398)              (1,256)         (1,654)
                              ------------   -------------------   ---------
 Reserve at June 30, 1998       $  424             $  1,502        $  1,926
                              ------------   -------------------   ---------
                              ------------   -------------------   ---------

NOTE 6:  COMPREHENSIVE INCOME

   As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of the Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires changes in the accumulated foreign currency translation adjustments, which, prior to adoption of SFAS No. 130, were reported separately in stockholders' equity, to be included in other comprehensive gain. Prior year financial statements have been reclassified as necessary to conform to the requirements of SFAS No. 130.

   During the first six months of 1998 and 1997 total comprehensive income amounted to $10,050,000 and $7,759,000, respectively.

   The following table sets forth the computation of comprehensive income for the six months ended June 30, 1998 (In thousands):

                                                                                Accumulated
                                       Compre-                     Additional      Other
                                       hensive         Common       Paid-in     Comprehensive   Retained
                                       Income          Stock        Capital         Gain        Earnings       Total
                                     ------------   -----------   -----------  --------------  -----------  ------------
Balances, December 31, 1997           $     -         $  195       $131,604         $  136      $  43,494     $  175,429
   Net Income                           9,938              -              -              -          9.938          9.938
Other comprehensive gains:
   Cumulative translation adj.            112              -              -            112              -            112
                                     ------------
Comprehensive income                  $10,050              -              -              -              -              -
                                     ------------
Issuance of common stock from
   exercise of stock options                               5          2,425              -              -          2,430
                                                    -----------   -----------  --------------  -----------  ------------
Balances, June 30, 1998                               $  200       $134,029         $  248      $  53,432     $  187,909
                                                    -----------   -----------  --------------  -----------  ------------
                                                    -----------   -----------  --------------  -----------  ------------

NOTE 7:  EXTRAORDINARY ITEM

   The extraordinary item in 1998 consists of a pre-tax charge of $0.6 million related to the write-off of previously capitalized debt issuance costs in connection with the restatement and amendment of the credit agreement to provide for the New Credit Facility in March 1998.

   The extraordinary item in 1997 of $3.8 million, net of income tax benefit of $2.5 million, consists largely of a pre-tax charge of $5.7 million related to the early redemption of $40.0 million in principal amount of the Company's 12% Senior Subordinated Notes due 2004 (the "Senior Notes"), consisting of the early redemption premium charge of $4.3 million plus unamortized deferred financing fees of $1.4 million. The extraordinary item also includes a pre-tax charge of $0.6 million related to the restructuring of the Company's original revolving credit facility. Both events occurred in February 1997.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1997

   After-tax net earnings before special charges increased $0.2 million, or 3.4%, from $5.9 million for the three months ended June 30, 1997 to $6.1 million for the three months ended June 30, 1998. During the three month period ended June 30, 1998 the Company recorded a special charge of $3.6 million relating to certain actions the Company is taking in order to reduce costs and increase efficiencies (see "Special Charges" below). Net income decreased $1.9 million, or 32.4%, from $5.9 million for the three months ended June 30, 1997 to $4.0 million for the three months ended June 30, 1998.

   Revenue increased 52.8% during the three months ended June 30, 1998 as compared to the same period last year. Revenue growth was achieved from both of the Company's primary customer groups: original equipment manufacturers ("OEMs") and independent transmission rebuilders, general repair shops, distributor and retail automotive parts stores (the "Independent Aftermarket"). This increase resulted from OEM customer revenue growth of 72.4% and Independent Aftermarket revenue growth of 33.1%. Both of these increases were largely the result of the strategic acquisitions the Company has completed in the last twelve months.

   On a per share basis, absent the special charges, net income per diluted share would have been $0.29 for the three months ended June 30, 1998. As reported, net income per share decreased from $0.31 per diluted share for the three months ended June 30, 1997 to $0.19 per diluted share for the three months ended June 30, 1998. Special charges recorded during the three months ended June 30, 1998 resulted in a reduction of $0.10 per diluted share. The number of shares used in the per diluted share calculations were 18.9 million for the three months ended June 30, 1997 and 21.3 million for the three months ended June 30, 1998. The increase in shares resulted primarily from the Company's public offering of Common stock in October 1997.

NET SALES

   Net sales increased $45.1 million, or 52.8%, from $85.4 million for the three months ended June 30, 1997 to $130.5 million for the three months ended June 30, 1998. Incremental net sales of $54.4 million for the three months ended June 30, 1998 were generated by the companies acquired in the second half of 1997 and in 1998 (ATS, Trans Mart, Metran and Autocraft).

   Excluding the benefit of the ATS and Autocraft acquisitions, net sales to OEM customers during the three months ended June 30, 1998 decreased $10.6 million, or 24.7%, compared with the same period in the prior year. Management believes that the mild winter across much of the U.S. and Canada has reduced the need for transmission replacement. Net sales to Chrysler (a significant customer to the Company) represented 17.1% of total net sales for the three months ended June 30, 1998, as compared to 35.2% for the three months ended June 30, 1997. The reduction in net sales to Chrysler as a percentage of total net sales is due primarily to the increase in the Company's revenue base from the acquisitions in the second half of 1997 and in 1998. As a result of the Autocraft acquisition in March 1998, Ford has become a significant customer, accounting for 18.8% of total net sales for the three months ended June 30, 1998.

   Excluding the benefits of the Trans Mart and Metran acquisitions, net sales to Independent Aftermarket customers during the second quarter of 1998 increased $1.3 million, or 2.6%, compared with the same quarter in the prior year. This increase was primarily due to increased engine and related parts sales to Independent Aftermarket customers.

   Management believes that the reduced need to replace transmissions during the mild winter of 1997-1998 was common to all the Company's OEM customers and expects that net sales to the OEMs will remain soft through the end of 1998 as the OEMs adjust excess inventory that resulted from the reduced transmission replacements. Previously, management had expected that the excess inventory adjustment would be completed by the end of the second quarter, but recently available data from the Company's OEM customers showed that inventory levels were higher than management previously believed. Shipping levels to the OEMs in the second half of 1998 will be reduced below demand levels in order for the OEMs to achieve targeted inventory levels by the end of the year. Management expects that normal shipping levels will be resumed by the end of the fourth quarter of 1998, although no assurance can be given that that will be the case.

GROSS PROFIT

   Gross profit as a percentage of net sales decreased from 39.1% for the three months ended June 30, 1997 to 31.8% for the three months ended June 30, 1998. Of the 7.3% gross profit margin percentage reduction, 4.8% was attributable to those companies acquired during the second half of 1997 (ATS, Trans Mart and Metran) and the acquisition of Autocraft in March of 1998, which combined have historically operated at a lower gross margin percentage than the consolidated company. The balance of the reduction is primarily due to a change in the mix of product sales during the three months ended June 30, 1998 as compared to comparable period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses ("SG&A") increased $4.9 million, or 26.7%, from $18.3 million for the three months ended June 30, 1997 to $23.2 million for the three months ended June 30, 1998. The higher SG&A resulted largely from the companies acquired in the second half of 1997 and in 1998 (ATS, Trans Mart, Metran and Autocraft). As a percentage of net sales, SG&A decreased from 21.4% to 17.7% between the two periods. This decrease was principally due to companies acquired in the second half of 1997 and in 1998, which combined have historically operated at a lower SG&A percentage of sales than the consolidated company.

   Included in SG&A expenses are non-cash charges totaling $0.2 million in 1998 and $0.5 million in 1997. These charges represent the pro rata portion for each period of deferred compensation expense relating to the difference between the exercise price and the intrinsic value for financial statement presentation purposes of stock options granted by the Company in 1996. The Company expects to recognize additional compensation expense aggregating $0.7 million over the balance of the respective vesting periods of the options, which generally range from three to five years from the date of grant.

SPECIAL CHARGES

   The Company has commenced two initiatives designed to improve operating efficiencies and reduce costs:

        - "LEAN" MANUFACTURING. The Company is beginning the process of reorganizing its production lines using a cellular concept. Workers are organized into teams and the members of each team are responsible for feeding one another with product through the entire remanufacturing process. This is expected to reduce the time and floor space required to remanufacture product, which in turn will reduce production costs. This will also enable the Company to consolidate production facilities as the need for square footage is reduced.

        - DISTRIBUTION GROUP CONSOLIDATION. At the end of 1997, the Company began to integrate the operations of the nine companies that make up the ATC Distribution Group. The first steps in this process were begun when the Distribution Group management function was centralized and most of the Distribution Group companies were merged into a single entity. In addition, the Company developed a common product identification and numbering system that is being implemented throughout the Distribution Group in conjunction with a computer network electronically linking its distribution centers, which system is expected to be fully operational by the end of 1998. During the second quarter of 1998, the Distribution Group management structure was reorganized to eliminate certain positions that were no longer necessary as a result of the ongoing consolidation. In addition, certain functions such as purchasing and MIS were centralized. In the future, the Company expects to be able to consolidate other Distribution Group functions and operations.

   As a result of these initiatives, the Company recorded $3.6 million of special charges during the second quarter of 1998, consisting of $1.1 million of restructuring charges and $2.5 million of other charges. The restructuring charges were: (i) $0.3 million of exit costs incurred when the Company consolidated its Joplin and Springfield, Missouri engine remanufacturing lines into the Springfield facility, which was made possible by the production space savings achieved through use of cellular remanufacturing; and (ii) $0.8 million of severance costs in connection with the reorganization of the Distribution Group's management structure, the centralization of its MIS function and certain other personnel matters. The other charges consisted of (i) $2.0 million of idle plant capacity costs incurred at the Joplin facility due to the consolidation of the engine remanufacturing lines, and (ii) $0.5 million of relocation costs related to the centralization of the Distribution Group's management team and to centralize the Distribution Group's MIS function. Management expects to realize annual pre-tax savings of approximately $3.0 million from the changes to which these special charges relate.

AMORTIZATION OF INTANGIBLE ASSETS

   Amortization of intangible assets increased $0.7 million, or 73.9%, from $1.0 million for the three months ended June 30, 1997 to $1.7 million for the three months ended June 30, 1998. The increase resulted from the additional intangible assets arising from the acquisitions of ATS, Trans Mart, Metran and Autocraft.

INCOME FROM OPERATIONS

   Income from operations decreased $1.1 million, or 8.1%, from $14.1 million for the three months ended June 30, 1997 to $12.9 million for the three months ended June 30, 1998. As a percentage of net sales, income from operations decreased from 16.5% for the three months ended June 30, 1997 to 9.9% for the three months ended June 30, 1998. The lower income from operations as a percentage of sales recorded in the second quarter of 1998 as compared to 1997 is principally due to the special charges recorded in 1998 and the lower gross margin percentages in 1998 as compared to 1997.

INTEREST EXPENSE

   Interest expense increased $2.0 million, or 43.4%, from $4.5 million for the three months ended June 30, 1997 to $6.5 million for the three months ended June 30, 1998. The higher interest expense was largely due to the borrowing of $120.0 million under the term loan portion of the New Credit Facility in order to finance the Autocraft acquisition on March 6, 1998.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1997

   After-tax net earnings before extraordinary item and special charges increased $1.0 million, or 8.7%, from $11.5 million for the six months ended June 30, 1997 to $12.5 million for the six months ended June 30, 1998.
During the six month period ended June 30, 1998 the Company recorded a special charge of $3.6 million relating to certain actions the Company is taking in order to reduce costs and increase efficiencies (see "Special Charges" below). Income before extraordinary item as reported decreased $1.2 million, or 10.3%, from $11.5 million for the six months ended June 30, 1997 to $10.3 million for the six months ended June 30, 1998.

   Revenue increased 41.3% during the six months ended June 30, 1998 as compared to the same period last year. Revenue growth was achieved from the Company's two primary customer groups (OEMs and the Independent Aftermarket). Revenues from OEM customers increased 49.0% and revenues from Independent Aftermarket customers increased 33.7%. Both of these increases were largely the result of the strategic acquisitions the Company has completed since the beginning of 1997.

   On a per share basis, absent the extraordinary item and special charges, net income per diluted share would have been $0.59 for the six months ended June 30, 1998. As reported, income per share before extraordinary item decreased from $0.61 per diluted share for the six months ended June 30, 1997 to $0.49 per diluted share for the six months ended June 30, 1998. Special charges recorded during the six months ended June 30, 1998 resulted in a reduction of $0.10 per diluted share. The number of shares used in the per share calculations were 18.9 million for the six months ended June 30, 1997 and 21.3 million for the six months ended June 30, 1998. The increase in shares resulted primarily from the Company's public offering of Common stock in October 1997.

NET SALES

   Net sales increased $69.4 million, or 41.3%, from $168.1 million for the six months ended June 30, 1997 to $237.5 million for the six months ended June 30, 1998. Incremental net sales of $82.3 million for the six months ended June 30, 1998 were generated by the companies acquired in 1997 and 1998 (REPCO, ATS, Trans Mart, Metran and Autocraft).

   Excluding the benefit of the ATS and Autocraft acquisitions, net sales to OEM customers during the six months ended June 30, 1998 decreased $10.3 million, or 24.1%, compared with the same period in the prior year. Management believes that the mild winter across much of the U.S. and Canada has reduced the need for transmission replacement. Net sales to Chrysler represented 20.3% of total net sales for the six months ended June 30, 1998, as compared to 34.9% for the six months ended June 30, 1997. The reduction in net sales to Chrysler as a percentage of total net sales is due primarily to the increase in the Company's revenue base from the acquisitions in 1997 and 1998. As a result of the Autocraft acquisition in March 1998, Ford has become a significant customer, accounting for 12.5% of total net sales for the six months ended June 30, 1998.

   Excluding the benefits of the REPCO, Trans Mart and Metran acquisitions, net sales to Independent Aftermarket customers during the six months ended June 30, 1998 and 1997 were $85.4 million and $85.2 million, respectively.

   Management believes that the reduced need to replace transmissions during the mild winter of 1997-1998 was common to all the Company's OEM customers and expects that net sales to the OEMs will remain soft through the end of 1998 as the OEMs adjust excess inventory that resulted from the reduced transmission replacements. Previously, management had expected that the excess inventory adjustment would be completed by the end of the second quarter, but recently available data from the Company's OEM customers showed that inventory levels were higher than management previously believed. Shipping levels to the OEMs in the second half of 1998 will be reduced below demand levels in order for the OEMs to achieve targeted inventory levels by the end of the year. Management expects that normal shipping levels will be resumed by the end of the fourth quarter of 1998, although no assurance can be given that that will be the case.

GROSS PROFIT

   Gross profit as a percentage of net sales decreased from 38.6% for the six months ended June 30, 1997 to 33.2% for the six months ended June 30, 1998. Of the 5.4% gross profit margin percentage reduction, 4.4% was attributable to those companies acquired during 1997 and 1998 (REPCO, ATS, Trans Mart, Metran and Autocraft), which combined have historically operated at a lower
gross margin percentage than the consolidated company.   The balance of the
reduction is primarily due to a change in the mix of product sales during the six months ended June 30, 1998 as compared to the comparable period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   The Company's SG&A expenses increased $8.5 million, or 23.9%, from $35.7 million for the six months ended June 30, 1997 to $44.3 million for the six months ended June 30, 1998. The higher SG&A resulted largely from the companies acquired in 1997 and 1998 (REPCO, ATS, Trans Mart, Metran and Autocraft). As a percentage of net sales, SG&A decreased from 21.3% to 18.6% between the two periods. This decrease was principally due to companies acquired in 1997 and 1998, which combined have historically operated at a lower SG&A percentage of sales than the consolidated company.

   Included in SG&A expenses are non-cash charges totaling $0.4 million in 1998 and $1.0 million in 1997. These charges represent the pro rata portion for each period of deferred compensation expense relating to the difference between the exercise price and the intrinsic value for financial statement presentation purposes of stock options granted by the Company in 1996. The Company expects to recognize additional compensation expense aggregating $0.7 million over the balance of the respective vesting periods of the options, which generally range from three to five years from the date of grant.

SPECIAL CHARGES

   The Company has commenced the consolidation of the Distribution Group and the implementation of lean manufacturing techniques in order to improve operating efficiencies and reduce costs. As a result of these initiatives, the Company recorded $3.6 million of special charges during the second quarter of 1998. For a discussion of these charges, see "Results of Operations for the Three Month Period Ended June 30, 1998 Compared to the Three Month Period Ended June 30, 1997--Special Charges."

AMORTIZATION OF INTANGIBLE ASSETS

   Amortization of intangible assets increased $1.2 million, or 62.7%, from $2.0 million for the six months ended June 30, 1997 to $3.2 million for the six months ended June 30, 1998. The increase resulted from the additional intangible assets arising from the acquisitions of REPCO, ATS, Trans Mart, Metran and Autocraft.

INCOME FROM OPERATIONS

   Principally as a result of the factors described above, income from operations increased $0.6 million, or 2.3%, from $27.2 million for the six months ended June 30, 1997 to $27.8 million for the six months ended June 30, 1998.

INTEREST EXPENSE

   Interest expense increased $2.6 million, or 29.0%, from $9.0 million for the six months ended June 30, 1997 to $11.6 million for the six months ended June 30, 1998. The higher interest expense was largely due to the borrowing of $120.0 million under the term loan portion of the New Credit Facility in order to finance the Autocraft acquisition on March 6, 1998.

EXTRAORDINARY ITEM

   An extraordinary item in the amount of $0.4 million ($0.6 million, net of related income tax benefit of $0.2 million) was recorded during the six months ended June 30, 1998. This amount was related to the write-off of previously capitalized debt issuance costs in connection with the restatement and amendment of the credit agreement for the New Credit Facility.

   An extraordinary item in the amount of $3.8 million ($6.3 million, net of related income tax benefit of $2.5 million) was recorded during the six months ended June 30, 1997. This amount was comprised of (i) a $5.7 million charge resulting from the early redemption of $40.0 million of the Senior Notes in February 1997, which included the payment of a 12% early redemption premium and the write-off of related debt issuance costs and (ii) a charge of $0.6 million for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had total cash and cash equivalents on hand of $4.0 million at June 30, 1998, representing an increase in net cash of $3.9 million for the six months then ended. Net cash provided by operating activities was $21.2 million for the six-month period, after giving effect to the scheduled semi-annual interest payment of $7.2 million on the Senior Notes made February 1, 1998. Net cash used in investing activities was $121.3 million for the period, including $113.5 million (net of $2.2 million of cash received) for the acquisition of Autocraft and $8.2 million in capital expenditures largely for remanufacturing equipment and leasehold improvements. Net cash provided by financing activities of $104.1 million was primarily from net borrowings of $108.9 million made under the New Credit Facility, partially offset by $2.8 million in payments on bank lines of credit and $2.4 million in payment of debt issuance costs related to the New Credit Facility.

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

   In July 1998 the Company negotiated a fixed interest rate at 5.932% plus a specified margin (currently 100 basis points) on $50.0 million of the $120.0 million term loan facility for five years. The remaining $70.0 million is at the rate determined per the description in the proceeding paragraph.

    As of June 30, 1998, the Company had approximately $98.5 million available under the revolving portion on the New Credit Facility.

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

                            AFTERMARKET TECHNOLOGY CORP.

                           Part II.    Other Information


   Item 4.  - Submission of Matters to a Vote of Security Holders

   The 1998 annual meeting of stockholders of the Company was held on May 6, 1998 for the purpose of the following: (i) electing eleven directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified; (ii) reapproval of the previously approved amendment to the Company's Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of preferred stock from 5,000,000 to 2,000,000, and rescind the previously approved amendment to the Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of common stock from 30,000,000 to 24,000,000; and (iii) approval of the adoption of the 1998 Stock Incentive Plan.

   The following directors were elected by the following vote:

                                                    Votes
                                         ---------------------------
                                             For            Against
                                         -----------       ---------
          Robert Anderson                17,390,600        168,229
          Richard R. Crowell             17,390,600        168,229
          Dale F. Frey                   17,390,300        168,529
          Fred J. Hall                   17,390,550        168,279
          Mark C. Hardy                  17,389,600        169,229
          Dr. Michael J. Hartnett        17,390,300        168,529
          Gerald L. Parsky               17,390,600        168,229
          Stephen J. Perkins             17,389,300        169,529
          Richard K. Roeder              17,390,600        168,229
          William A. Smith               17,387,506        171,323
          J. Richard Stonesifer          17,390,600        168,229

   The proposal to amend the Company's Amended and Restated Certificate of Incorporation to reduce the authorized shares of capital stock of the Company from 35,000,000 to 32,000,000 was approved by the following vote:

                                                                  Nonvotes and
              For                    Against                      Abstentions
         -------------             -----------                   -------------
          14,317,609                2,024,443                       112,234

   The proposal to approve the adoption of the 1998 Stock Incentive Plan was approved by the following vote:

                                                                  Nonvotes and
             For                     Against                      Abstentions
         -------------             -----------                   -------------
          16,131,144                  314,492                         8,650

   Item 6.  -   Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Exhibit 11  - Statement Re Computation of Net Income Per Share
           (b)  Reports on Form 8-K
                (1) On April 13, 1998 the Company filed a Periodic Report on Form 8-K dated March 6, 1998 reporting under Item 2 that on March 6, 1998 the Company completed the acquisition of substantially all the assets of the OEM Division of Autocraft Industries, Inc.
                (2) On May 21, 1998 the Company filed an Amendment to the Periodic Report on Form 8-K/A dated March 6, 1998 reporting under Item 7 certain historical financial information of the OEM Division of Autocraft
                     Industries, Inc and financial information of the Company adjusted for the proforma effects of the acquisition of the OEM Division of Autocraft
                     Industries, Inc.

                            AFTERMARKET TECHNOLOGY CORP.

                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AFTERMARKET TECHNOLOGY CORP.


Date:     August 7, 1998                /s/ John C. Kent
----------------------------------      -------------------------------------
                                        John C. Kent, Chief Financial Officer


- John C. Kent is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

                            AFTERMARKET TECHNOLOGY CORP.

                                    EXIBIT INDEX




Exhibit                                                           Paper (P) or
Number       Description                                          Electronic (E)
---------   --------------------                                  --------------

11           Statement Re Computation of Net Income Per Share          (P)

27           Financial Data Schedules                                  (E)