Form 10-Q/A
period 1998-06-30
AFTERMARKET TECHNOLOGY CORP
filed 1998-08-12
CIK 933405

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q/A

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

                                         OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to
                               -----------------------   --------------------

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

                            AFTERMARKET TECHNOLOGY CORP.

                                    FORM 10-Q/A

Item 2. ("Management's Discussion and Analysis of Financial Conditions and Results of Operations") of Part I of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 is hereby amended to correct the following typographical errors: in "Results of Operations for the Six Month Period Ended June 30, 1998 Compared to the Six Month Period Ended June 30, 1997--Net Sales" the reference in the second paragraph to the $10.3 million or 24.1% decline in net sales to OEM customers during the six months ended June 30, 1998 (excluding the benefit of the ATS and Autocraft acquisitions) compared with the same period in the prior year is changed to a $13.1 million or 15.8% decline.

Item 2, as so amended, reads in its entirety as follows:

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

     Excluding the benefit of the ATS and Autocraft acquisitions, net sales to OEM customers during the six months ended June 30, 1998 decreased $13.1 million, or 15.8%, compared with the same period in the prior year. Management believes that the mild winter across much of the U.S. and Canada has reduced the need for transmission replacement. Net sales to Chrysler represented 20.3% of total net sales for the six months ended June 30, 1998, as compared to 34.9% for the six months ended June 30, 1997. The reduction in net sales to Chrysler as a percentage of total net sales is due primarily to the increase in the Company's revenue base from the acquisitions in 1997 and 1998. As a result of the Autocraft acquisition in March 1998, Ford has become a significant customer, accounting for 12.5% of total net sales for the six months ended June 30, 1998.

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


                                     AFTERMARKET TECHNOLOGY CORP.


Date: August 12, 1998               /s/ John C. Kent
                                    --------------------------------------
                                    John C. Kent, Chief Financial Officer

- John C. Kent is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.