Form 10-Q
period 1998-09-30
AFTERMARKET TECHNOLOGY CORP
filed 1998-11-02
CIK 933405

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

For the quarterly period ended September 30, 1998

                                         OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to ___________________


                           Commission File Number 0-21803

                            AFTERMARKET TECHNOLOGY CORP.
                            ----------------------------
               (Exact Name of Registrant as Specified in Its Charter)


     Delaware                                          95-4486486
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

One Oak Hill Center - Suite 400, Westmont, IL                     60559
---------------------------------------------                    ----------
  (Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code: (630) 455-6000


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 31, 1998, there were 20,202,270 shares of common stock of the Registrant outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            AFTERMARKET TECHNOLOGY CORP.

                                     FORM 10-Q

                                 TABLE OF CONTENTS
                                 -----------------

                                                                                   Page Number
                                                                                   -----------
PART I.     Financial Information

  Item 1.   Financial Statements:

            Consolidated Balance Sheets at September 30, 1998 (unaudited)
            and December 31, 1997 ...............................................     3

            Consolidated Statements of Income (unaudited) for the Three
            and Nine Months Ended September 30, 1998 and 1997....................     4

            Consolidated Statements of Cash Flows (unaudited) for the
            Nine Months Ended September 30, 1998 and 1997........................     5

            Notes to Consolidated Financial Statements ..........................     6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................................    10

PART II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K.....................................    20

SIGNATURES.......................................................................    21

EXHIBIT INDEX....................................................................    22

EXHIBIT 11. - Statement Re Computation of Net Income Per Share...................    23

Note:         Items 1 - 5 of Part II are omitted because they are not applicable.

                          AFTERMARKET TECHNOLOGY CORP.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                               September 30,   December 31,
                                                                                   1998           1997
                                                                               -------------   ------------
                                                                               (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                       $    802        $     78
   Accounts receivable, net                                                          77,628          53,761
   Inventories                                                                      106,298          76,166
   Prepaid and other assets                                                           9,220           4,706
   Refundable income taxes                                                                -           1,011
   Deferred income taxes                                                              4,599           3,478
                                                                                   --------        --------
Total current assets                                                                198,547         139,200
Property, plant and equipment:
   Land                                                                               1,675               -
   Buildings                                                                          9,923               -
   Machinery and equipment                                                           47,037          19,335
   Autos and trucks                                                                   3,914           2,712
   Furniture and fixtures                                                             4,540           3,139
   Leasehold improvements                                                            11,429           6,058
                                                                                   --------        --------
                                                                                     78,518          31,244
   Less accumulated depreciation and amortization                                   (19,830)         (6,830)
                                                                                   --------        --------
                                                                                     58,688          24,414
Debt issuance costs, net                                                              5,054           4,260
Cost in excess of net assets acquired, net                                          257,619         200,393
Other assets                                                                          3,643             410
                                                                                   --------        --------
Total assets                                                                       $523,551        $368,677
                                                                                   --------        --------
                                                                                   --------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                $ 31,962        $ 16,055
   Accrued payroll and related costs                                                  9,793           5,820
   Accrued interest payable                                                           3,324           6,253
   Other accrued expenses                                                            10,339           4,904
   Bank lines of credit                                                               1,954           4,596
   Income taxes payable                                                                 300               -
   Acquisition notes payable                                                          1,536           1,435
   Due to former owners                                                               1,147           1,614
                                                                                   --------        --------
Total current liabilities                                                            60,355          40,677

12% Series B and D Senior Subordinated Notes                                        115,657         121,288
Acquisition notes payable                                                             8,632           9,097
Amount drawn on revolving credit facility                                           139,400          11,100
Deferred compensation                                                                 3,253           3,042
Deferred income taxes                                                                 9,638           8,044

Stockholders' equity:
     Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued          -               -
     Common stock, $.01 par value; shares authorized - 30,000,000;
       Shares issued - 20,043,986 and 19,577,274                                        200             195
     Additional paid-in capital                                                     134,029         131,604
     Accumulated other comprehensive gain (loss)                                     (1,434)            136
     Retained earnings                                                               55,815          43,494
                                                                                   --------        --------
                                                                                    188,610         175,429
     Less:  Treasury stock at cost (172,000 shares and none)                         (1,994)              -
                                                                                   --------        --------
Total stockholders' equity                                                          186,616         175,429
                                                                                   --------        --------
Total liabilities and stockholders' equity                                         $523,551        $368,677
                                                                                   --------        --------
                                                                                   --------        --------

SEE ACCOMPANYING NOTES.

                             AFTERMARKET TECHNOLOGY CORP.
                          CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                     1998              1997             1998              1997
                                                 ------------        -----------     ----------       ------------
                                                            (Unaudited)                        (Unaudited)
Net sales                                         $ 125,003           $ 88,392        $ 362,472         $ 256,490
Cost of sales                                        86,931             54,519          245,492           157,679
                                                  ---------           --------        ---------         ---------
Gross profit                                         38,072             33,873          116,980            98,811

Selling, general and
 administrative expense                              26,066             18,741           70,329            54,477
Amortization of intangible assets                     1,889              1,184            5,128             3,175
Special charges                                           -                  -            3,580                 -
                                                  ---------           --------        ---------         ---------

Income from operations                               10,117             13,948           37,943            41,159

Interest and other income                               550                449            1,500             1,457
Interest expense                                      6,361              4,945           17,997            13,968
                                                  ---------           --------        ---------         ---------

Income before income taxes
 and extraordinary item                               4,306              9,452           21,446            28,648

Provision for income taxes                            1,753              3,800            8,592            11,517
                                                  ---------           --------        ---------         ---------

Income before extraordinary item                      2,553              5,652           12,854            17,131

Extraordinary item - net of income tax
 benefit                                                170                  -              533             3,749
                                                  ---------           --------        ---------         ---------

Net income                                        $   2,383           $  5,652        $  12,321         $  13,382
                                                  ---------           --------        ---------         ---------
                                                  ---------           --------        ---------         ---------

Basic earnings per common share:
 Income before extraordinary item                 $    0.13           $   0.33        $    0.65         $    1.01
 Extraordinary item                                   (0.01)             -                (0.03)            (0.22)
                                                  ---------           --------        ---------         ---------

   Net income                                     $    0.12           $   0.33        $    0.62         $    0.79
                                                  ---------           --------        ---------         ---------
                                                  ---------           --------        ---------         ---------


Weighted average number of common shares
 outstanding                                         19,991             17,127           19,929            17,036
                                                  ---------           --------        ---------         ---------
                                                  ---------           --------        ---------         ---------

Diluted earnings per common share:
 Income before extraordinary item                 $    0.12           $   0.30           $ 0.61         $    0.90
 Extraordinary item                                   (0.01)                 -            (0.03)            (0.20)
                                                  ---------           --------        ---------         ---------
   Net income                                     $    0.11           $   0.30           $ 0.58         $    0.70
                                                  ---------           --------        ---------         ---------
                                                  ---------           --------        ---------         ---------

Weighted average number of common and
 common equivalent shares outstanding                21,091             19,017           21,203            18,927
                                                  ---------           --------        ---------         ---------
                                                  ---------           --------        ---------         ---------

SEE ACCOMPANYING NOTES

                               AFTERMARKET TECHNOLOGY CORP.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                           Nine Months Ended September 30,
                                                                1998             1997
                                                           -------------     -------------
                                                                    (Unaudited)
OPERATING ACTIVITIES:
Net Income                                                   $   12,321       $   13,382


Adjustments to reconcile net income to
  net cash provided by operating activities:
     Extraordinary item                                             888            6,269
     Depreciation and amortization                               11,383            5,546
     Amortization of debt issuance costs                            832              671
     Provision for losses on accounts receivable                    634              688
     Loss on sale of equipment                                       20                6
     Deferred income taxes                                          729            1,299
     Changes in operating assets and liabilities
       (net of acquired businesses):
        Accounts receivable                                      (3,768)          (9,387)
        Inventories                                              (9,318)          (3,059)
        Prepaid and other assets                                 (5,250)            (798)
        Accounts payable and accrued expenses                     5,374          (11,000)
                                                             ----------       ----------
Net cash provided by operating activities                        13,845            3,617
                                                             ----------       ----------

INVESTING ACTIVITIES:
Purchases of equipment and leasehold improvements               (15,394)          (6,690)
Acquisition of companies, net of cash received                 (114,512)         (54,615)
Proceeds from sale of equipment                                     593               40
                                                             ----------       ----------
Net cash used in investing activities                          (129,313)         (61,265)
                                                             ----------       ----------

FINANCING ACTIVITIES:
Borrowings on revolving credit facility, net                    128,300           60,000
Payments on bank lines of credit, net                            (2,387)             (94)
Payment of debt issuance costs                                   (2,425)            (778)
Retirement of senior subordinated notes                          (5,614)         (44,800)
Proceeds from exercise of stock options                             780              285
Payments on amounts due to former owners                           (468)               -
Treasury stock                                                   (1,994)               -
                                                             ----------       ----------
Net cash provided by financing activities                       116,192           14,613
                                                             ----------       ----------

Increase (decrease) in cash and cash equivalents                    724          (43,035)

Cash and cash equivalents at beginning of period                     78           46,498
                                                             ----------       ----------
Cash and cash equivalents at end of period                   $      802       $    3,463
                                                             ----------       ----------
                                                             ----------       ----------

Cash paid during the period for:
  Interest                                                   $   18,776       $   18,546
  Income taxes                                               $    3,771       $    7,288

SEE ACCOMPANYING NOTES

                            AFTERMARKET TECHNOLOGY CORP.

                     Notes to Consolidated Financial Statements

NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain prior-year amounts have been reclassified to conform to the 1998 presentation.

NOTE 2:  INVENTORIES

     Inventories are stated at the lower of cost (first in, first out method) or market:


 (In thousands)                               SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                              ------------------  -----------------
 Raw materials, including core inventories...       $ 38,274           $ 24,788
 Work-in-process.............................          2,271              3,125
 Finished goods..............................         65,753             48,253
                                              ------------------  -----------------
                                                    $106,298           $ 76,166
                                              ------------------  -----------------
                                              ------------------  -----------------

     Finished goods include purchased parts which are available for sale.

NOTE 3:  REVOLVING CREDIT FACILITY

     In March 1998, the credit agreement for the Company's $100.0 million credit facility with The Chase Manhattan Bank, as agent (the "Bank"), was amended and restated to provide for a new credit facility comprised of a $100.0 million revolving portion and a $120.0 million term loan portion (the "New Credit Facility") to finance the Company's working capital requirements, future acquisitions and the acquisition of Autocraft (See Note 4). Amounts advanced under the New Credit Facility are secured by substantially all the assets of the Company. Amounts advanced under the revolving portion of the New Credit Facility will become due on December 31, 2003. Per the terms of the New Credit Facility, the Company has made a scheduled quarterly installment payment of $5.0 million as of September 30, 1998 to bring the term loan portion to $115.0 million. Subsequent quarterly installments are scheduled to continue through December 31, 2003 as outlined in the credit agreement. The Company may prepay outstanding advances under the revolving portion or the term loan portion of the New Credit Facility in whole or in part without incurring any premium or penalty.

NOTE 4:  ACQUISITIONS

     In January 1997, the Company acquired all of the outstanding capital stock of Replacement & Exchange Parts Co., Inc. ("REPCO"), a Texas based distributor of transmission repair parts, for a purchase price of approximately $12.3 million, including transaction fees and related expenses.
 Goodwill recorded approximated $6.8 million.

     In July 1997, the Company acquired substantially all of the assets of ATS Remanufacturing ("ATS"), a remanufacturer of automatic transmissions and related components located in Gastonia, North Carolina. In August 1997, the Company acquired all of the outstanding capital stock of Trans Mart, Inc. ("Trans Mart"), a distributor of automatic and standard transmission parts and related drive train components based in Florence, Alabama. To complete these acquisitions, the Company made cash payments totaling $12.9 million and $27.9 million for ATS and Trans Mart, respectively, including transaction fees and related expenses. In addition, the ATS acquisition calls for subsequent payments due on each of the first eight anniversaries of the closing date. As of September 30, 1998 the Company paid $1.0 million of additional payments related to the ATS acquisition. Substantially all of these additional payments, which will aggregate up to approximately $18.0 million (present value $13.4 million as of September 30, 1998), are contingent upon the attainment of certain sales levels by ATS, which the Company believes are more likely than not to be attained. Goodwill recorded for ATS and Trans Mart approximated $26.1 million and $20.9 million, respectively.

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

     The following table summarizes the provisions and reserves for restructuring and special charges as included in other accrued expenses:

                               Termination
(In thousands)                  Benefits     Exit / Other Costs      Total
                               ------------  ------------------    ----------
Provision 1998                    $  822         $  2,758            $  3,580
Payments 1998                       (657)          (2,074)            ( 2,731)
                                  ------         --------            --------
Reserve at September 30, 1998     $  165         $    684            $    849
                                  ------         --------            --------
                                  ------         --------            --------

NOTE 6:  COMPREHENSIVE INCOME

     As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of the Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires changes in the accumulated foreign currency translation adjustments, which, prior to adoption of SFAS No. 130, were reported separately in stockholders' equity, to be included in other comprehensive gain (loss). Prior year financial statements have been reclassified as necessary to conform to the requirements of SFAS No. 130.

     During the first nine months of 1998 and 1997 total comprehensive income amounted to $10,751,000 and $13,411,000, respectively.

     The following table sets forth the computation of comprehensive income for the nine months ended September 30, 1998 (In thousands):

                                                                      Accumulated
                                    Compre-              Additional      Other
                                    hensive     Common     Paid-in   Comprehensive   Retained    Treasury
                                     Income     Stock      Capital    Gain/(Loss)    Earnings      Stock       Total
                                    --------    -------- ----------  ------------    ---------   --------  -----------
 Balances, December 31, 1997         $     -      $  195   $131,604      $    136     $ 43,494              $  175,429
    Net Income                        12,321           -          -             -       12,321                  12,321
 Other comprehensive losses:
    Cumulative translation adj.       (1,570)          -          -        (1,570)           -          -       (1,570)
                                     ------
 Comprehensive income                $10,751           -          -             -            -          -            -
                                     -------
                                     -------
 Issuance of common stock from
   exercise of stock options                           5      2,425             -            -          -        2,430
 Acquisition of treasury shares                                                                    (1,994)      (1,994)
                                                 -------  ---------      --------    --------  ----------   ----------
 Balances, September 30, 1998                     $  200   $134,029      $ (1,434)    $ 55,815  $  (1,994)  $  186,616
                                                 -------   --------      --------     --------  ---------   ----------
                                                 -------   --------      --------     --------  ---------   ----------

NOTE 7:  EXTRAORDINARY ITEM

     In September 1998 the Company repurchased $5.4 million in principal amount of the Company's 12% Senior Subordinated Notes due 2004 (the "Senior Notes") in open market transactions. In connection with this repurchase, the Company recorded a pre-tax extraordinary item charge of $0.3 million related to the purchase price premium and the write-off of unamortized deferred financing fees.

     In March 1998 in connection with the restatement and amendment of the credit agreement to provide for the New Credit Facility the Company recorded a pre-tax extraordinary item charge of $0.6 million related to the write-off of previously capitalized debt issuance costs.

     The extraordinary item in 1997 of $3.8 million, net of income tax benefit of $2.5 million, consists largely of a pre-tax charge of $5.7 million related to the early redemption of $40.0 million in principal amount of the Company's Senior Notes, consisting of the early redemption premium charge of $4.3 million plus unamortized deferred financing fees of $1.4 million. The extraordinary item also includes a pre-tax charge of $0.6 million related to the restructuring of the Company's original revolving credit facility. Both events occurred in February 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENT NOTICE

     Readers are cautioned that certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements.

     Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition. For a discussion of these and certain other factors, please refer to Item 1. "Business--Certain Factors Affecting the Company" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Please also refer to the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997

     Income before extraordinary item decreased $3.1 million, or 54.8%, from $5.7 million for the three months ended September 30, 1997 to $2.6 million for the three months ended September 30, 1998. Net income decreased $3.3 million, or 57.8%, from $5.7 million for the three months ended September 30, 1997 to $2.4 million for the three months ended September 30, 1998.

     Revenue increased 41.4% during the three months ended September 30, 1998 as compared to the same period in 1997. Revenue growth was achieved from both of the Company's primary customer groups: original equipment manufacturers ("OEMs") and independent transmission rebuilders, general repair shops, distributors and retail automotive parts stores (the "Independent Aftermarket"). This increase resulted from OEM customer revenue growth of 72.8% and Independent Aftermarket revenue growth of 14.4%. Both of these increases were entirely the result of the strategic acquisitions the Company completed in the second half of 1997 and in 1998, which were partially offset by declines in revenues from businesses the Company acquired prior to 1997.

     On a per share basis, income before extraordinary item decreased from $0.30 per diluted share for the three months ended September 30, 1997 to $0.12 per diluted share for the three months ended September 30, 1998. The number of shares used in the per diluted share calculations were 19.0 million for the three months ended September 30, 1997 and 21.1 million for the three months ended September 30, 1998. The increase in shares resulted primarily from the Company's public offering of Common stock in October 1997.

NET SALES

     Net sales increased $36.6 million, or 41.4%, from $88.4 million for the three months ended September 30, 1997 to $125.0 million for the three months ended September 30, 1998. Incremental net sales of $48.9 million for the three months ended September 30, 1998 were generated by the companies acquired in the second half of 1997 and in 1998 (ATS, Trans Mart, Metran and Autocraft).

     Excluding the benefit of the ATS and Autocraft acquisitions, net sales to OEM customers during the three months ended September 30, 1998 decreased $12.1 million, or 29.6%, compared with the same period in the prior year. This reduction over last year is due in part to lower demand from the Company's OEM customers as a result of the OEMs having to replace fewer transmissions during the mild winter of 1997-1998. The lower demand has led to several of the Company's OEM customers having excess inventory. In order to assist these customers in lowering their inventories to meet targeted levels by the end of 1998, the Company began reducing its shipments to them during the third quarter. Although most of these OEMs have made good progress in reducing their inventory levels, lower than forecasted demand at Chrysler, one of the Company's primary OEM customers, has made it necessary for the Company to further reduce shipments to Chrysler significantly in order for Chrysler to still achieve the targeted inventory level by year-end.

     Net sales to Chrysler represented 16.7% of total net sales for the three months ended September 30, 1998, as compared to 31.7% of total net sales for the three months ended September 30, 1997. The reduction in net sales to Chrysler as a percentage of total net sales is due to both the reduction in shipments of remanufactured transmissions as well as an increase in the Company's revenue base from the acquisitions in the second half of 1997 and in 1998. As a result of the Autocraft acquisition in March 1998, Ford has become a significant customer, accounting for 21.0% of total net sales for the three months ended September 30, 1998.

     Excluding the benefits of the Trans Mart and Metran acquisitions, net sales to Independent Aftermarket customers during the third quarter of 1998 decreased $0.2 million, or 0.4%, compared to the same period in 1997. During 1998 the Company's Independent Aftermarket business (primarily the ATC Distribution Group) has been affected by the mild weather as well as short-term problems associated with the implementation of the Distribution Group's enterprise-wide computer system. The Company expects to recognize operational efficiencies and improved productivity after the system is fully implemented and integrated into operations. The Company expects to have substantially all of the Distribution Group locations operational on the new computer system by the end of 1998.


GROSS PROFIT

     Gross profit as a percentage of net sales decreased from 38.3% for the three months ended September 30, 1997 to 30.5% for the three months ended September 30, 1998. Of the 7.8% gross profit margin percentage reduction, 4.8% was attributable to those companies acquired during the second half of 1997 (ATS, Trans Mart and Metran) and the acquisition of Autocraft in March of 1998, which combined have historically operated at a lower gross margin percentage than the consolidated company. The balance of the reduction is primarily due to a change in the mix of product sales during the three months ended September 30, 1998 as compared to comparable period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") increased $7.3 million, or 39.1%, from $18.7 million for the three months ended September 30, 1997 to $26.1 million for the three months ended September 30, 1998. The higher SG&A resulted largely from the companies acquired in the second half of 1997 and in 1998 (ATS, Trans Mart, Metran and Autocraft). As a percentage of net sales, SG&A decreased from 21.2% to 20.9% between the two periods. This decrease was principally due to companies acquired in the second half of 1997 and in 1998, which combined have historically operated at a lower SG&A percentage of sales than the consolidated company.

AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets increased $0.7 million, or 59.5%, from $1.2 million for the three months ended September 30, 1997 to $1.9 million for the three months ended September 30, 1998. The increase resulted from the additional intangible assets arising from the acquisitions of ATS, Trans Mart, Metran and Autocraft.

INCOME FROM OPERATIONS

     Income from operations decreased $3.8 million, or 27.5%, from $13.9 million for the three months ended September 30, 1997 to $10.1 million for the three months ended September 30, 1998. As a percentage of net sales, income from operations decreased from 15.8% for the three months ended September 30, 1997 to 8.1% for the three months ended September 30,1998. The lower income from operations as a percentage of sales recorded in the third quarter of 1998 as compared to 1997 is principally due to the lower gross margin percentages in 1998 as compared to 1997 and additional amortization of intangible assets arising from the acquisitions during the second half of 1997 and in 1998.

INTEREST EXPENSE

     Interest expense increased $1.4 million, or 28.6%, from $4.9 million for the three months ended September 30, 1997 to $6.4 million for the three months ended September 30, 1998. The higher interest expense was largely due to the borrowing of $120.0 million under the term loan portion of the New Credit Facility in order to finance the Autocraft acquisition on March 6, 1998.

EXTRAORDINARY ITEM

     During the three months ended September 30, 1998 the Company repurchased $5.4 million in principal amount of its Senior Notes through open market
purchases.   An extraordinary item in the amount of $0.2 million ($0.3
million, net of related income tax benefit of $0.1 million) was recorded during the three months ended September 30, 1998 related to the purchase price premium and the write-off of unamortized deferred financing fees.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

     After-tax net earnings before extraordinary item and special charges decreased $2.1 million, or 12.4%, from $17.1 million for the nine months ended September 30, 1997 to $15.0 million for the nine months ended September 30, 1998. During the nine month period ended September 30, 1998 the Company recorded a special charge of $3.6 million relating to certain actions the Company is taking in order to reduce costs and increase efficiencies (see "Special Charges" below). Income before extraordinary item as reported decreased $4.3 million, or 25.0%, from $17.1 million for the nine months ended September 30, 1997 to $12.9 million for the nine months ended September 30, 1998.

     Revenue increased 41.3% during the nine months ended September 30, 1998 as compared to the same period in 1997. Revenue growth was achieved from the Company's two primary customer groups (OEMs and the Independent Aftermarket). Revenues from OEM customers increased 56.9% and revenues from Independent Aftermarket customers increased 26.8%. These increases were entirely due to the strategic acquisitions the Company has completed since the beginning of 1997 which were partially offset by declines in revenues from businesses the Company acquired prior to 1997.

     On a per share basis, absent the extraordinary item and special charges, net income per diluted share would have been $0.71 for the nine months ended September 30, 1998. As reported, income per share before extraordinary item decreased from $0.90 per diluted share for the nine months ended September 30, 1997 to $0.61 per diluted share for the nine months ended September 30, 1998. Special charges recorded during the nine months ended September 30, 1998 resulted in a reduction of $0.10 per diluted share. The number of shares used in the per share calculations were 18.9 million for the nine months ended September 30, 1997 and 21.2 million for the nine months ended September 30, 1998. The increase in shares resulted primarily from the Company's public offering of Common stock in October 1997.

NET SALES

     Net sales increased $106.0 million, or 41.3%, from $256.5 million for the nine months ended September 30, 1997 to $362.5 million for the nine months ended September 30, 1998. Incremental net sales of $131.3 million for the nine months ended September 30, 1998 were generated by the companies acquired in 1997 and 1998 (REPCO, ATS, Trans Mart, Metran and Autocraft).

     Excluding the benefit of the ATS and Autocraft acquisitions, net sales to OEM customers during the nine months ended September 30, 1998 decreased $25.2 million, or 20.4%, compared with the same period in the prior year. This reduction over last year is due in part to lower demand from the Company's OEM customers as a result of the OEMs having to replace fewer transmissions during the mild winter of 1997-1998. The lower demand has led to several of the Company's OEM customers having excess inventory. In order to assist these customers in lowering their inventories to meet targeted levels by the end of 1998, the Company began reducing its shipments to them during the third quarter. Although most of these OEMs have made good progress in reducing their inventory levels, lower than forecasted demand at Chrysler, one of the Company's primary OEM customers, has made it necessary for the Company to further reduce shipments to Chrysler significantly in order for Chrysler to still achieve the targeted inventory level by year-end. In addition to the mild winter, management believes that demand from Chrysler has also been affected by improvements in the quality of Chrysler's late model original equipment transmissions and an increase in the percentage of transmissions repaired by Chrysler dealers as opposed to replaced with remanufactured units.

     Net sales to Chrysler represented 19.1% of total net sales for the nine months ended September 30, 1998, as compared to 33.8% of total net sales for the nine months ended September 30, 1997. The reduction in net sales to Chrysler as a percentage of total net sales is due to both the reduction in shipments of remanufactured transmissions as well as an increase in the Company's revenue base from the acquisitions in 1997 and in 1998. As a result of the Autocraft acquisition in March 1998, Ford has become a significant customer, accounting for 15.4% of total net sales for the nine months ended September 30, 1998.

     Excluding the benefits of the REPCO, Trans Mart and Metran acquisitions, net sales to Independent Aftermarket customers during the nine months ended September 30, 1998 and 1997 were $132.6 million and $132.7 million, respectively.

GROSS PROFIT

     Gross profit as a percentage of net sales decreased from 38.5% for the nine months ended September 30, 1997 to 32.3% for the nine months ended September 30, 1998. Of the 6.2% gross profit margin percentage reduction, 4.4% was attributable to those companies acquired during 1997 and 1998 (REPCO, ATS, Trans Mart, Metran and Autocraft), which combined have historically operated at a lower gross margin percentage than the
consolidated company.   The balance of the reduction is primarily due to a
change in the mix of product sales during the nine months ended September 30, 1998 as compared to the comparable period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's SG&A expenses increased $15.9 million, or 29.1%, from $54.5 million for the nine months ended September 30, 1997 to $70.3 million for the nine months ended September 30, 1998. The higher SG&A resulted largely from the companies acquired in 1997 and 1998 (REPCO, ATS, Trans Mart, Metran and Autocraft). As a percentage of net sales, SG&A decreased from 21.2% to 19.4% between the two periods. This decrease was principally due to companies acquired in 1997 and 1998, which combined have historically operated at a lower SG&A percentage of sales than the consolidated company.

     Included in SG&A expenses are non-cash charges totaling $0.6 million in 1998 and $1.5 million in 1997. These charges represent the pro rata portion for each period of deferred compensation expense relating to the difference between the exercise price and the intrinsic value for financial statement presentation purposes of stock options granted by the Company in 1996. The Company expects to recognize additional compensation expense aggregating $0.5 million over the balance of the respective vesting periods of the options, which generally range from three to five years from the date of grant.


SPECIAL CHARGES

     The Company has commenced two initiatives designed to improve operating efficiencies and reduce costs:
     - "LEAN" MANUFACTURING. The Company is beginning the process of reorganizing its production lines using a cellular concept. Workers are organized into teams and the members of each team are responsible for feeding one another with product through the entire remanufacturing process. This is expected to reduce the time and floor space required to remanufacture product, which in turn will reduce production costs. This will also enable the Company to consolidate production facilities as the need for square footage is reduced.
     - DISTRIBUTION GROUP CONSOLIDATION. At the end of 1997, the Company began to integrate the operations of the nine companies that make up the ATC Distribution Group. The first steps in this process were begun when the Distribution Group management function was centralized and most of the Distribution Group companies were merged into a single entity. In addition, the Company developed a common product identification and numbering system that is being implemented throughout the Distribution Group in conjunction with a computer network electronically linking its distribution centers, which system is expected to be substantially completed by the end of 1998. During the second quarter of 1998, the Distribution Group management structure was reorganized to eliminate certain positions that were no longer necessary as a result of the ongoing consolidation. In addition, certain functions such as purchasing and MIS were centralized. In the future, the Company expects to be able to consolidate other Distribution Group functions and operations.

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


AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets increased $2.0 million, or 61.5%, from $3.2 million for the nine months ended September 30, 1997 to $5.1 million for the nine months ended September 30,1998. The increase resulted from the additional intangible assets arising from the acquisitions of REPCO, ATS, Trans Mart, Metran and Autocraft.

INCOME FROM OPERATIONS

     Principally as a result of the factors described above, income from operations decreased $3.2 million, or 7.8%, from $41.2 million for the nine months ended September 30, 1997 to $37.9 million for the nine months ended September 30, 1998.

INTEREST EXPENSE

     Interest expense increased $4.0 million, or 28.8%, from $14.0 million for the nine months ended September 30, 1997 to $18.0 million for the nine months ended September 30, 1998. The higher interest expense was largely due to the borrowing of $120.0 million under the term loan portion of the New Credit Facility in order to finance the Autocraft acquisition on March 6, 1998.

EXTRAORDINARY ITEM

     Extraordinary items totaling $0.5 million ($0.9 million, net of related income tax benefit of $0.4 million) were recorded during the nine months ended September 30, 1998. A pre-tax charge of $0.3 million is related to the open market purchases of $5.4 million in principal amount of the Company's Senior Notes in September 1998. A pre-tax charge of $0.6 million was related to the write-off of previously capitalized debt issuance costs in connection with the restatement and amendment of the credit agreement for the New Credit Facility.

     An extraordinary item in the amount of $3.8 million ($6.3 million, net of related income tax benefit of $2.5 million) was recorded during the nine months ended September 30, 1997. This amount was comprised of (i) a $5.7 million charge resulting from the early redemption of $40.0 million of the Senior Notes in February 1997, which included the payment of a 12% early redemption premium and the write-off of related debt issuance costs and (ii) a charge of $0.6 million for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had total cash and cash equivalents on hand of $0.8 million at September 30, 1998, representing an increase in net cash of $0.7 million for the nine months then ended. Net cash provided by operating activities was $13.8 million for the nine-month period. Net cash used in investing activities was $129.3 million for the period, including $113.5 million (net of $2.2 million of cash received) for the acquisition of Autocraft, a $1.0 million scheduled deferred payment related to the acquisition of ATS and $15.4 million in capital expenditures largely for remanufacturing equipment, systems implementation costs and leasehold improvements. Net cash provided by financing activities of $116.2 million was primarily from net borrowings of $128.3 million made under the New Credit Facility. Partially offsetting the net borrowings were payments totaling $5.6 million in connection with the repurchase of $5.4 million of Senior Notes, $2.4 million in payments on bank lines of credit, $2.4 million in payment of debt issuance costs related to the New Credit Facility and $2.0 million paid to repurchase shares of the Company's common stock.

     In October 1998 the Company repurchased an additional $4.2 million in principal amount of Senior Notes for approximately $4.4 million.

     In March 1998 the credit agreement for the Company's credit facility was amended and restated to provide the New Credit Facility, which consists of a $120.0 million term loan facility ($115.0 million as of September 30, 1998) in addition to the existing $100.0 million revolving facility. The Company borrowed $120.0 million under the term loan facility on March 6, 1998 to purchase Autocraft and pay related transaction expenses, pay debt issuance costs related to the New Credit Facility and contribute to its current working capital requirements. The term loan is payable in quarterly installments through December 31, 2003 ($5.0 million paid as of September 30, 1998) and bears interest at a rate of at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin. The "Alternate Base Rate" is equal to the highest of (a) the Bank's prime rate, (b) the secondary market rate for three-month certificates of deposit plus 1.0% and (c) the federal funds rate plus 0.5%, in each case as in effect from time to time. The "Eurodollar Rate" is the rate offered by the Bank for eurodollar deposits for one, two, three, six or, if available by all lenders, nine months (as selected by the Company) in the interbank eurodollar market in the approximate amount of the Bank's share of the advance under the New Credit Facility. The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. The Alternate Base Rate margin is currently zero and the Eurodollar margin is currently at 1.0%. As of September 30, 1998 the Company has paid down $5.0 million on the term loan facility.

     The Company negotiated a fixed interest rate of 5.932% plus a specified margin (currently 100 basis points) on $50.0 million of the term loan facility with the balance bearing interest at the rate determined per the description in the proceeding paragraph.

    As of September 30, 1998, the Company had approximately $73.8 million available under the revolving portion on the New Credit Facility.

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

YEAR 2000 COMPLIANCE

    The Company has assembled an internal project team that is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the Year 2000. The project team has developed and is in the process of implementing a three-step plan intended to result in the Company's operations continuing with no or minimal interruption through the Year 2000. The plan has been designed to comply with guidelines established by the Automotive Industry Action Group (an industry association supported by several of the major OEMs).

    For purposes of this discussion, "Year 2000 compatible" means that the computer hardware, software or device in question will function in 2000 without modification or adjustment or will function in 2000 with a one-time manual adjustment. However, there can be no assurance that any such Year 2000 compatible hardware, software or device will function properly when interacting with any Year 2000 noncompatible hardware, software or device.

PROCESS OVERVIEW

    The first step in the Company's plan is to inventory all of its computer hardware and software and all of its devices having imbedded computer technology. The Year 2000 project team is focusing on five areas:
(i) business systems; (ii) production (E.G., desk top computers and remanufacturing machinery); (iii) financial management (E.G., banking software, postage equipment and time clocks); (iv) facilities (E.G., heating and air conditioning systems, elevators, telephones, and fire and security systems); and (v) significant vendors and customers. The inventory is approximately 30% complete and is expected to be finished by the end of 1998.

    In the second step, the project team is determining whether each inventoried system, device, customer or vendor is Year 2000 compatible. In the third step, those that are not compatible will be upgraded or replaced.

- BUSINESS SYSTEMS. The business system used by the Company's subsidiary that remanufactures transmissions for Chrysler is Year 2000 compatible. The systems used by the Distribution Group, the logistical services operation and the subsidiaries that remanufacture transmissions for Ford and General Motors are not currently Year 2000 compatible but are in the process of being upgraded and are expected to be compatible by the end of the first quarter of 1999. The subsidiary that remanufactures transmissions for the Company's foreign OEM customers is about to begin the implementation of a new business system that is Year 2000 compatible and expects to have the implementation completed by the end of the third quarter of 1999. The Company's electronics operation and European operation are in the process of assessing whether their business systems are Year 2000 compatible and what remediation may be required to make them compatible.

- PRODUCTION, FINANCIAL MANAGEMENT AND FACILITIES. Once they have been inventoried, each device and each piece of hardware and non-business system software (a "Non-System Item") that can be tested by the Company is being tested for Year 2000 compatibility. In the case of any Non-System Item that cannot be tested, the vendor is being asked for a certification regarding compatibility. Each Non-System Item that is noncompatible will be either upgraded or replaced. Approximately 80% of the Non-System Items that have been inventoried to date have been tested or certified by the vendor. The Company expects substantially all of its Non-System Items will have been tested or certified and upgraded or replaced by the end of the second quarter of 1999.

- CUSTOMERS AND VENDORS. The project team has just begun the process of contacting each of the Company's significant customers and vendors and requesting that they apprise the Company of the status of their Year 2000 compliance programs. The Company has targeted the end of the first quarter of 1999 as the date for receiving substantially all customer and vendor responses, although no responses have been received to date and there can be no assurance as to when this process will be completed.

COSTS

     The total cost associated with the Company becoming Year 2000 compatible is not expected to be material to its financial position. To date, the Company has spent approximately $100,000 in connection with the project, consisting primarily of costs to upgrade noncompatible business systems. Excluded from this are the costs associated with the implementation of the Distribution Group's enterprise-wide computer system, which is continuing according to its original schedule. Over the next 12 months, the Company expects to spend approximately $700,000 to upgrade its business systems and approximately $600,000 to upgrade or replace Non-System Items.

     The estimate of the cost to upgrade or replace Non-System Items is very preliminary and the Company expects to develop a more definitive estimate once the inventory has been completed and the testing/certification process is further along. As a result, the actual amount that is ultimately expended to upgrade or replace Non-System Items could be substantially higher or lower than the above estimate.

RISKS

     The failure to correct a material Year 2000 problem could result in an interruption in or failure of certain normal business activities or operations of the Company. Such failures could have a material adverse effect on the Company. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 compliance by the Company's significant customers and vendors, the Company is unable to determine at this time whether the consequences of Year 2000 noncompliance will have a material adverse effect on the Company, although its Year 2000 project is expected to significantly reduce that uncertainty.

     The Company believes that the areas that present the greatest risk to the Company are (i) disruption of the Company's business due to Year 2000 non compatibility of one of its critical business systems and (ii) disruption of the business of certain of its significant customers and venders due to their noncompliance. At this time, the Company believes that all of its business systems will be Year 2000 compatible before the end of 1999. Whether disruption of a customer's or vendor's business due to noncompliance will have a material adverse effect on the Company will depend on several factors including the nature and duration of the disruption, the significance of the customer or vendor and, in the case of vendors, the availability of alternate sources for the vendor's products.

     The Company is in the process of developing a contingency plan to address any material Year 2000 noncompliance issues and expects to have the plan completed by the end of 1998.

FORWARD-LOOKING STATEMENT NOTICE

     Readers are cautioned that the preceding discussion contains numerous forward-looking statements and should be read in conjunction with the "Forward-Looking Statement Notice" appearing at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations." Expectations about future Year 2000-related costs and the progress of the Company's Year 2000 program are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including the success of the Company in identifying hardware, software and devices that are not Year 2000 compatible, the nature and amount of remediation required to make them compatible, the availability, rate and amount of related labor and consulting costs and the success of the Company's significant vendors and customers in addressing their Year 2000 issues.

                            AFTERMARKET TECHNOLOGY CORP.

                           Part II.    Other Information


     Items 1 - 5 are not applicable.


     Item 6.  -  Exhibits and Reports on Form 8-K

          (a)  Exhibits
               Exhibit 11  -  Statement Re Computation of Net Income Per Share
          (b)  Reports on Form 8-K
               (1) On August 10, 1998 the Company filed a Periodic Report on Form 8-K dated August 7, 1998 reporting under Item 5 certain information contained in a telephonic conference with securities analysts on August 7, 1998.

                           AFTERMARKET TECHNOLOGY CORP.

                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AFTERMARKET TECHNOLOGY CORP.


Date:     November 2, 1998              /s/ John C. Kent
--------------------------              ----------------------------------
                                        John C. Kent, Chief Financial Officer


- John C. Kent is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

                            AFTERMARKET TECHNOLOGY CORP.


                                   EXHIBIT INDEX


Exhibit                                                        Paper (P) or
Number       Description                                       Electronic (E)
-------      ------------------------------------------------  --------------
11           Statement Re Computation of Net Income Per Share       (P)

27           Financial Data Schedules                               (E)