Form 10-K
period 1998-12-31
AFTERMARKET TECHNOLOGY CORP
filed 1999-03-29
CIK 933405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K
(Mark One)
  |X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1998

                                     OR
  |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 0-21803

                               ------------------

                          AFTERMARKET TECHNOLOGY CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                95-4486486
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

       ONE OAK HILL CENTER, SUITE 400
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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by The Nasdaq National Market, on February 4, 1999) was $71.6 million.

                  The number of shares outstanding of the Registrant's Common Stock, as of February 4, 1999, was 20,245,768 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

              None.

                          AFTERMARKET TECHNOLOGY CORP.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                                              PAGE
ITEM 1.  BUSINESS.............................................................. 1

ITEM 2.  PROPERTIES............................................................13

ITEM 3.  LEGAL PROCEEDINGS.....................................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................14

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...................................................14

ITEM 6.  SELECTED FINANCIAL DATA...............................................15

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..................................17

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................30

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE................................54

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................54

ITEM 11. EXECUTIVE COMPENSATION................................................56

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT........................................................62

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................64

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......66

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

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

         Aftermarket Technology Corp. ("ATC") was incorporated under the laws of Delaware in July 1994 at the direction of Aurora Capital Partners L.P. to acquire Aaron's Automotive Products, Inc. ("Aaron's"), H.T.P., Inc. ("HTP"), Mamco Converters, Inc. ("Mamco") and RPM Merit, Inc. ("RPM") (collectively, the "Initial Acquisitions"). Aaron's, HTP, Mamco and RPM as they existed prior to the Initial Acquisitions are hereinafter collectively referred to as the "Predecessor Companies." Subsequent to the Initial Acquisitions, the Company acquired Component Remanufacturing Specialists, Inc. ("CRS") and Mascot Truck Parts Inc. ("Mascot") in June 1995, and King-O-Matic Industries Limited ("King-O-Matic") in September 1995 (collectively, the "1995 Acquisitions"), Tranzparts, Inc. ("Tranzparts") in April 1996 and Diverco, Inc. ("Diverco") in October 1996 (collectively, the "1996 Acquisitions"), Replacement and Exchange Parts Co., Inc. ("REPCO") in January 1997, ATS Remanufacturing ("ATS") in July 1997, Trans Mart, Inc. ("Trans Mart") in August 1997 and the Metran companies (Metran Automatic Transmission Parts Corp., Metran Boston, Inc. and Metran Parts of Pennsylvania, Inc.) ("Metran") in November 1997 (collectively, the "1997 Acquisitions"), and the OEM
Division ("Autocraft") of The Fred Jones Companies, Inc. (formerly known as Autocraft Industries, Inc.) in March 1998 (the "Autocraft Acquisition" and, together with the Initial Acquisitions, the 1995 Acquisitions, the 1996 Acquisitions and the 1997 Acquisitions, the "Acquisitions"). At the end of 1997, Diverco, HTP, Mamco, Metran, REPCO, Trans Mart and Tranzparts were merged together to form ATC Distribution Group, Inc. RPM was merged into ATC Distribution Group, Inc. at the end of 1998. In February 1999, ATC sold Mascot. ATC conducts all of its operations through its wholly-owned subsidiaries and each of their respective subsidiaries. Throughout this Annual Report, except where the context otherwise requires, the "Company" refers collectively to ATC and its subsidiaries and the Predecessor Companies.

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

GENERAL

         The Company is a leading remanufacturer and distributor of drive train products used in the repair of vehicles in the automotive aftermarket. The Company's principal products include remanufactured transmissions, torque converters, engines, electronic control modules, instrument and display clusters, cellular phones and radios, as well as remanufactured and new parts for the repair of automotive drive train assemblies. The Company also provides logistics services and material recovery services. The Company has two reportable segments: the Original Equipment Manufacturer ("OEM") segment and the Independent Aftermarket segment.

         The first of these segments consists of four operating units (Aaron's, Autocraft Industries, Autocraft UK and CRS/ATS) that principally sell factory approved remanufactured transmissions directly to OEMs for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. The principal customers for these transmissions are DaimlerChrysler Corporation, Ford Motor Company, General Motors Corporation and certain foreign OEMs. In addition, the OEM segment sells select remanufactured engines to DaimlerChrysler and certain European OEMs and a broad range of remanufactured foreign and domestic engines to general repair shops and retail automotive parts stores.

         The Company's Independent Aftermarket segment (the ATC Distribution Group) primarily sells transmission repair kits, soft parts, remanufactured torque converters and both new and remanufactured hard parts used in drive train repairs to independent transmission rebuilders for repairs generally during the period following the expiration of the vehicle warranty. To a lesser extent, the Distribution Group also sells its products to general repair shops, wholesale distributors and retail automotive parts stores.

         In addition to the OEM and Independent Aftermarket segments, the Company has three "other" operating units, all of which were acquired in the Autocraft Acquisition: an electronic parts remanufacturing and distribution business; warehouse and distribution services for AT&T Wireless (the cellular telephone subsidiary of AT&T); and a material recovery processing business for Ford. None of these operating units has ever met the quantitative thresholds for determining reportable segments.

         Since the Initial Acquisitions, the Company has grown both internally and through ten additional acquisitions at a compound annual revenue growth rate of approximately 32.5%. The Company believes the key elements of its success are the quality and breadth of its product offerings and its strong technical support, rapid delivery time, innovative product development and competitive pricing. In addition, the Company has benefited from the increasing use of remanufactured products as the industry recognizes that remanufacturing provides a higher quality, lower cost alternative to rebuilding the assembly or replacing it with a new assembly manufactured by an OEM.

         The Company's strategy is to continue to grow both internally and through strategic acquisitions. The Company intends to expand its business by:
(i) increasing penetration of its current customer base; (ii) gaining new OEM and Independent Aftermarket customers; and (iii) introducing new products to both existing and new customers. The Company plans to continue to support these growth strategies through strategic acquisitions in the future. In addition, the Company believes that its core competency of remanufacturing, which has been applied to the drive train products segment of the automotive aftermarket, has the potential to be utilized in other aftermarket segments.

         See "Certain Factors Affecting the Company."

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

         In its remanufacturing operations, the Company obtains used transmissions, hard parts, engines and related components, commonly known as "cores," which are sorted by vehicle make and model and either placed into immediate production or stored until needed. In the remanufacturing process, the cores are evaluated and disassembled into their component parts and the components that can be incorporated into the remanufactured product are cleaned, refurbished and tested. All components determined not reusable or repairable are replaced by other remanufactured or new components. Inspection and testing are conducted at various stages of the remanufacturing process, and each finished assembly is tested on equipment designed to simulate performance under operating conditions. After testing, completed products are then packaged for immediate delivery or shipped to one of the Company's distribution centers.

         The cores used in the Company's remanufacturing process for sale to its OEM customers are provided primarily by the OEMs. In the case of OEMs other than DaimlerChrysler, the dealers return cores to the OEM, which then ships them to the Company. Chrysler cores are sent to the Company through its central core return center. See "OEM Customers."

         The majority of the cores used in the Company's remanufacturing process for sale to its non-OEM customers are obtained from customers as trade-ins. The Company encourages these customers to return cores on a timely basis and charges customers a supplemental core charge in connection with purchases of engines and critical hard parts. The customer can satisfy this charge by returning a usable core or making a cash payment equal to the amount of the supplemental core charge. If cores are not returned in a timely manner, the Company then must procure cores through its network of independent core brokers. While core prices are subject to supply and demand price volatility, the Company believes its procurement network for cores will provide cores as needed at reasonable prices.

         There are three primary benefits of using remanufactured components rather than rebuilt or new components in repair of vehicles:

 - First, costs to the OEM associated with remanufactured assemblies generally are 50% less than new or dealer-rebuilt assemblies due to the remanufacturer's use of high volume manufacturing techniques and salvage methods that enable the remanufacturer to refurbish and reuse a high percentage of original components.

 - Second, remanufactured assemblies are generally of consistent high quality due to of the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures employed in remanufacturing. The quality of a rebuilt assembly is heavily dependent on the skill level of the particular mechanic. In addition, the proliferation of transmission and engine designs, the increasing complexity of transmissions and engines that incorporate electronic components and the shortage of highly trained mechanics qualified to rebuild assemblies are leading to what management believes is a trend toward the use of remanufactured assemblies for aftermarket repairs. For warranty repairs, consistent quality is important to the OEM providing the applicable warranty, because once installed, the remanufactured product is usually covered by the OEM's warranty for the balance of the original warranty period.

 - Third, replacement of a component with a remanufactured component generally takes considerably less time than the time needed to rebuild the component, thereby significantly reducing the time the vehicle is at the dealer or repair shop and allows the dealer and repair shops to increase their volume of business.

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

ORIGINAL EQUIPMENT MANUFACTURER SEGMENT

         The Company's OEM segment consists of four operating units that remanufacture and sell transmissions directly to automobile manufacturers. In addition, the OEM segment sells select remanufactured engines to DaimlerChrysler and certain European OEMs and a broad range of remanufactured foreign and domestic engines to general repair shops and retail automotive parts stores.

         REMANUFACTURED TRANSMISSIONS

         The Company remanufactures factory approved transmissions for warranty and post-warranty replacement of transmissions for DaimlerChrysler, Ford, General Motors and several foreign OEMs, including Hyundai Motor America, Mitsubishi and American Isuzu, for their United States dealer networks. The number of transmission models remanufactured by the Company has been increasing to accommodate the greater number of models currently used in vehicles manufactured by the Company's OEM customers.

         REMANUFACTURED ENGINES

         The Company remanufactures select factory approved engine models for Chrysler vehicles and through the Autocraft Acquisition also operates a facility in England that remanufactures factory approved engines for several European OEMs, including Jaguar and the European divisions of Ford and General Motors. These engines are used for warranty and post-warranty replacement. The facility in England also does assembly and modification of new production engines for certain of its OEM customers.

         The Company also remanufactures engines for use as post-warranty replacements in many domestic and foreign passenger cars and light trucks. In addition, the Company sources remanufactured engines for other foreign passenger cars and light trucks from independent suppliers. The Company distributes these engines through a growing network of 22 local distribution centers located throughout the eastern half of the United States. Principal customers include Advanced Auto Parts (a large retail automotive parts store chain) as well as general repair garages and wholesale distributors. Over the past five years, the variety of engine models offered by the Company has increased from 250 to more than 1,000 as the Company has expanded the range of engines offered to meet customer requirements.

         OEM CUSTOMERS

         The Company's largest OEM segment customer is DaimlerChrysler, to whom the Company supplies remanufactured transmissions and certain remanufactured engines for use in Chrysler automobiles and light trucks. As a result of the Autocraft Acquisition, the Company also provides remanufactured components to several other OEMs including transmissions to Ford and engines to Jaguar, Land Rover, Aston Martin and the European divisions of Ford and General Motors. The Company added General Motors as a transmission customer in July 1997 with the purchase of ATS and expanded its General Motors business with the Autocraft Acquisition. Products are sold to each OEM pursuant to supply arrangements for individual transmission or engine models, which supply arrangements typically may be terminated by the OEM at any time.

         OEM segment sales accounted for 58.5%, 53.0% and 52.0% of the Company's 1996, 1997 and 1998 revenues, respectively. Sales to DaimlerChrysler accounted for 37.2%, 32.0% and 18.2% of the Company's revenues in 1996, 1997 and 1998, respectively, and sales to Ford accounted for 17.1% of the Company's revenues in 1998. On a pro forma basis as if the Autocraft Acquisition had occurred on January 1, 1998, OEM segment sales would have accounted for approximately 53.0% of pro forma 1998 revenues with sales to DaimlerChrysler and Ford accounting for approximately 17.2% and 16.2%, respectively, of the total pro forma revenues.

         Over the past 15 years, the Company has developed and maintained strong relationships at many levels of both the corporate and the factory organizations of Chrysler (which was merged with Daimler Benz in 1998 to form DaimlerChrysler). In recognition of the Company's consistently high level of service and product quality throughout its relationship with DaimlerChrysler, in each of the last four years the Company was awarded the Platinum Pentastar award, the highest award DaimlerChrysler bestows on a Chrysler supplier. The Company is one of only six of Chrysler's approximately 3,500 suppliers to receive the Platinum Pentastar every year since the creation of the award.

         The Company's facilities that remanufacture transmissions for DaimlerChrysler, Ford and General Motors, as well as certain of its other OEM segment facilities, have QS-9000 certification, a complete quality management system developed for DaimlerChrysler, Ford, General Motors and truck manufacturers who subscribe to the ISO 9002 quality standards. The system is designed to help suppliers, such as the Company, develop a quality system that emphasizes defect prevention and continuous improvement in manufacturing processes. Certain of the Autocraft facilities have also received Ford's Q1 quality certification.

         DaimlerChrysler began implementing remanufacturing programs for its Chrysler transmission models in 1986 and selected the Company as its sole supplier of remanufactured transmissions in 1989. DaimlerChrysler has advised the Company that, by implementing a remanufacturing program for Chrysler vehicles, DaimlerChrysler has realized substantial warranty cost savings, standardized the quality of its dealers' aftermarket repairs and reduced its own inventory of replacement parts. Currently, the Company provides all remanufactured front wheel drive transmissions purchased by DaimlerChrysler for use in Chrysler vehicles. In late 1998, the Company commenced production of remanufactured Chrysler rear wheel drive transmissions. The Company presently does not provide remanufactured transmissions or other components to DaimlerChrysler's Mercedes Benz division.

         Autocraft began remanufacturing transmissions for Ford in 1989 and for General Motors in 1985. The Company believes that as a result of the acquisition of Autocraft, the Company provides approximately 85% of the remanufactured transmissions purchased by Ford and approximately 50% of the remanufactured transmissions purchased by General Motors.

INDEPENDENT AFTERMARKET SEGMENT

         The Company's Independent Aftermarket segment primarily sells transmission repair kits, soft parts, remanufactured torque converters and new and remanufactured hard parts used in drive train repairs to independent transmission rebuilders throughout the United States and Canada. To a lesser extent, these products are also sold to general repair shops, wholesale distributors and retail automotive parts stores.

         The market for parts sales and services for vehicles after their original purchase has been non-cyclical and has generally experienced steady growth over the past several years, unlike the market for new vehicle sales. According to the Automotive Parts & Accessories Association, between 1988 and 1997 (the most recent period for which data is available), estimated industry-wide revenue for the automobile aftermarket increased from approximately $99.2 billion to $151.2 billion. This consistent growth is due principally to the increase in the number of vehicles in operation, the increase in the average age of vehicles, and the increase in the average number of miles driven annually per vehicle. The Company competes primarily in the aftermarket segment for automotive transmissions, engines and other drive train related products, which represents more than $7 billion of the entire automotive aftermarket.

         PRODUCTS

         Repair kits sold by the Company consist of gaskets, friction plates, seals, bands, filters, clutch components and other "soft" parts that are used in rebuilding transmissions for substantially all domestic and most imported passenger cars and light trucks. Each kit is designed to include substantially all of the soft parts necessary for rebuilding a particular transmission model. Due to its high volume of kit sales, the Company maintains a variety of strategic supply relationships that enable the Company to purchase components for its kits at prices that the Company believes are more favorable than those available to its lower volume competitors. The Company also believes that its remanufacturing capability provides a cost advantage over some of its competitors who purchase all their parts from suppliers.

         The Company remanufactures torque converters (the coupler between the transmission and engine) and certain "hard" parts such as planetary gears (speed regulating devices inside the transmission) and transmission fluid pumps. Many of the Company's competitors do not distribute as broad a line of hard parts or remanufacture the hard parts that they distribute. The Company believes these factors provide it both an availability and cost advantage over many of its competitors.

         The Company's Independent Aftermarket customers typically require repair kits, torque converters and hard parts in order to complete a vehicle repair. For this reason, the Company believes that the breadth of its product line, which enables a customer to obtain all the parts for a repair job from a single source, gives the Company a competitive advantage. The Company is one of the few full line transmission parts suppliers in the industry, with access to over 20,000 individual part numbers.

         INDEPENDENT AFTERMARKET CUSTOMERS

         The Company, through its ATC Distribution Group, supplies transmission repair kits, soft parts, torque converters and hard parts used in drive train repairs to independent transmission rebuilders throughout the United States and Canada. To a lesser extent, the Company also sells to general repair shops and wholesale distributors. These products are used in the Independent Aftermarket to rebuild transmissions and other assemblies using remanufactured and new component parts purchased from a variety of suppliers. In addition, the Company supplies transmission filter kits to less than 2,000 of the approximately 40,000 retail automotive parts stores located in the United States and Canada, which principally sell to "do-it-yourself" customers and general repair shops.

         As the number of vehicle models has proliferated and repairs have become increasingly complex, independent transmission rebuilders and general repair shops have grown more dependent on their suppliers for technical support and assistance in managing inventory by delivering product on a just-in-time basis at competitive prices. To address these needs, the Company maintains more than 50 distribution centers located in metropolitan areas throughout the United States and Canada from which the Company provides technical support and a wide range of drive train related products that are delivered on a same day basis by trucks or delivery service to customers in and around metropolitan areas and on a next day basis by overnight carrier to customers in more remote areas. The Company believes that its distribution system is the most extensive in the drive train segment of the automotive aftermarket and represents a competitive advantage for the Company relative to its typically smaller, local competitors. The Company believes there are opportunities for further geographic penetration in this relatively fragmented market. See "Business Strategy."

         The Company conducts telemarketing that, when coupled with the Company's next day delivery strategy to more remote areas, enables the Company to establish customer relationships in areas that cannot support the costs associated with setting up and maintaining a distribution center. Additionally, new customers are developed by the Company's direct sales force operating from its distribution centers, by advertising in national and local trade publications, and by participating in various trade shows. The Company believes its DIVERCO, HTP, KING-O-MATIC, MAMCO, METRAN, REPCO, RPM, TRANS MART and TRANZPARTS trademarks are well recognized and respected in their regional markets.

         The Company believes it is well positioned within the highly fragmented aftermarket for drive train products as a result of its extensive product line, diverse customer base and broad geographic presence, with over 50 local distribution centers throughout the United States and Canada. The Independent Aftermarket segment accounted for 39.2%, 44.8% and 38.4% of the Company's revenues in 1996, 1997 and 1998, respectively.

OTHER OPERATING UNITS

         The Company's other operating units, acquired as part of the Autocraft Acquisition, were determined not to be reportable segments. They consist of an electronic parts remanufacturing and distribution business, warehouse and distribution services and a material recovery processing business.

         Prior to the Autocraft Acquisition, the Company's "other" operating units consisted solely of Mascot, which remanufactured heavy duty and medium truck transmissions, differentials and air compressors primarily for sales to truck dealers in Canada. However, during 1998 the Company decided to concentrate on the remanufacturing of automobile and light truck drive train components rather than on heavy duty truck components. For that reason, in February 1999 the Company sold all of Mascot's assets to a third party buyer.

         ELECTRONIC COMPONENTS

         The electronic components operating unit remanufactures automotive electronic control modules (which manage various engine functions) for General Motors, remanufactures and distributes radios and instrument and display clusters for General Motors and Ford, and remanufactures and distributes cellular telephones and other cellular products (E.G., navigation systems) for Ford, General Motors, Audi, Jaguar and Volkswagen.

         LOGISTICS SERVICES

         The logistics services operating unit provides centralized warehouse and distribution services for AT&T Wireless, the cellular telephone subsidiary of AT&T. As part of this service, the Company handles all warranty-service exchanges and inventory tracking for AT&T Wireless.

         MATERIAL RECOVERY

         As part of its relationship with Ford, the Company also provides material recovery services to assist Ford with the management of its dealer parts inventory. Under this program, Ford dealers send their excess parts inventory to Autocraft. The parts are then sorted and disposed of in one of three ways: useful parts that are needed by other dealers are redistributed; useful parts that are not needed by other dealers are sold to remanufacturers, wholesale distributors and other third parties through an innovative on-line Internet auction process; and useless parts are scrapped. As a result of the introduction of the materials recovery program, the number of parts that are scrapped has been significantly reduced to less than 2%.

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

         INCREASING SALES TO EXISTING CUSTOMERS

         OEM CUSTOMERS. The Company intends to increase its business with its existing OEM customers by working with OEMs to increase dealer utilization of remanufactured transmissions in both the warranty and post-warranty periods. The Company is working in tandem with OEMs to highlight to dealers the quality and cost advantages of using remanufactured assemblies versus rebuilding. In addition, the post-warranty repair market, which the Company believes is significantly larger than the OEM dealer warranty repair market, presents a growth opportunity. Currently, the vast majority of post-warranty repairs are performed in the Independent Aftermarket rather than at OEM dealers. Given the relatively low cost and high quality of remanufactured components, OEM dealers can enhance their cost competitiveness compared to independent service centers through the increased use of remanufactured components as well as providing end customers with a high quality product. To the extent that OEM dealers increase their level of post-warranty repairs, the Company is well positioned to capitalize on this market growth. The Company has introduced a number of new transmission models and related drive train products in the last several years for its OEM customers. In March 1998, the Company expanded its business with General Motors by purchasing Autocraft, one of General Motors' other three remanufactured transmission suppliers.

         INDEPENDENT AFTERMARKET CUSTOMERS. The Company believes that it currently supplies approximately 15% of the remanufactured or new drive train component requirements of its independent transmission rebuilder and general repair shop customers. The Company believes it will be well positioned to expand sales to these customers through common product identification and numbering in conjunction with a computer network that will electronically link its distribution centers. This will enable the Company to offer its full line of products throughout the entire Distribution Group.

         INTRODUCING NEW PRODUCTS

         OEM CUSTOMERS. The Company believes that OEMs recognize that the use of remanufactured assemblies provide a high quality, lower cost alternative to rebuilding damaged assemblies or replacing them with new assemblies. For this reason, the Company believes that OEMs are interested in working with large, high quality remanufacturers to reduce the OEMs warranty costs and increase their parts sales into the post-warranty aftermarket. The Company continues to work with its OEM customers to identify additional remanufactured products and services where the Company can provide value to the OEM. In this way, the Company believes that it will be able to leverage its customer relationships and remanufacturing competency. For example, in 1998 the Company began remanufacturing rear wheel drive transmissions for Chrysler.

         INDEPENDENT AFTERMARKET CUSTOMERS. The Company believes that its reputation for high quality products and customer service enables it to leverage its relationships with existing customers to sell additional products. The Company monitors sales trends and is in frequent communication with customers regarding potential new products. The Company is beginning to remanufacture complete transmissions for sale to its independent transmission rebuilder customers. In addition, the Company has begun offering new hard parts such as planetary gears, sun gears and oversized pump gears. In introducing new products, the Company focuses on components that are difficult to find and typically require a high rate of replacement.

         OTHER. The Company also intends to leverage the capability of its electronics remanufacturing and distribution business by introducing remanufactured electronic components to some of its other OEM customers.

         ESTABLISHING NEW CUSTOMER RELATIONSHIPS

         OEM CUSTOMERS. The Company believes that opportunities for growth exist with several foreign OEMs regarding their United States based remanufacturing programs. The Company believes that this represents an opportunity for growth and is currently working to develop programs with certain of these OEMs. Through the March 1998 Autocraft Acquisition the Company expanded its OEM customer base to include Ford and certain European OEMs.

         INDEPENDENT AFTERMARKET CUSTOMERS. The Company believes that its product mix and distribution network position it to expand its Independent Aftermarket customer base in three ways. First, although the Company's distribution network is currently the most extensive in the drive train segment of the automotive aftermarket, there are select opportunities for the Company to expand to additional geographic markets. Second, through its telemarketing capability, the Company expects to reach new Independent Aftermarket customers in non-metropolitan areas. Third, the Company expects to attract additional Independent Aftermarket customers with its extensive product offering and technical support capability.

         OTHER. The Company believes that its logistics services should be attractive to new customers who recognize that outsourcing this function will enable them to both focus on their core competencies and have an efficient product distribution system. The Company also believes that the cost savings and environmental benefits provided by its material recovery business will be attractive to other OEMs.

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

COMPETITION

         The Company competes in the highly fragmented automobile aftermarket for transmissions, engines and other drive train components, in which the majority of industry supply comes from small local or regional participants. Competition is based primarily on product quality, service, delivery, technical support and price. Many of the

Company's competitors operate only in certain geographic regions with a limited product line. The Company is the largest participant in the aftermarket for remanufactured drive train components, offers a more complete line of products across a diverse customer base and has a much broader geographic presence than many of its competitors. As a result, the Company believes that it is well positioned to enhance its competitive position by expanding its product line through the development of new products or acquisition of new businesses as well as by expanding its distribution network into new geographic markets. Nevertheless, the aftermarket for remanufactured drive train components remains highly competitive, and certain of the Company's competitors are larger than the Company and have greater financial and other resources available to them than does the Company.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 4,800 full-time employees. The Company believes its employee and labor relations are good. The Company has never experienced any work stoppage and none of its employees are members of any labor union.

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

CERTAIN FACTORS AFFECTING THE COMPANY

         Set forth below are certain factors that may affect the Company's business:

         DEPENDENCE ON SIGNIFICANT CUSTOMERS

         The Company's largest customer, DaimlerChrysler, accounted for approximately 37.2%, 32.0% and 18.2% of the Company's net sales for 1996, 1997 and 1998, respectively. As a result of the Autocraft Acquisition, Ford accounted for 17.1% of net sales in 1998. No other customer accounted for more than 10% of the Company's net sales during any of these years.

         DaimlerChrysler and Ford, like other North American OEMs, generally require their dealers using remanufactured products to use only those from approved suppliers. Although the Company is currently the only factory-approved supplier of remanufactured transmissions for Chrysler vehicles and one of two suppliers to Ford, DaimlerChrysler and Ford (like the Company's other OEM customers) are not obligated to continue to purchase the Company's products and there can be no assurance that the Company will be able to maintain or increase the level of its sales to them or that they will not approve other suppliers in the future. In addition, within the last three years the standard new vehicle warranty for Chrysler vehicles was reduced from seven years/70,000 miles to three years/36,000 miles and a shorter warranty could be implemented in the future. Any such action could have the effect of reducing the amount of warranty work performed by Chrysler dealers. An extended, substantial decrease in orders from DaimlerChrysler would have a material adverse effect on the Company. See "Customers--OEM Customers."

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

         Certain component parts required in the Company's OEM transmission remanufacturing process are manufactured by the Company's OEM customers. The Company has experienced shortages of such component parts from time to time in the past, and future shortages could have a material adverse effect on the Company.

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

         The Company's Distribution Group, which serves the Independent Aftermarket, is composed of what were nine separate businesses, each with its own independent distribution, planning and accounting system that did not work with the systems of the other Distribution Group businesses. In furtherance of the Company's business strategy to integrate these nine businesses into the ATC Distribution Group, the Company began replacing these systems with an enterprise-wide information system. However, as a result of system complexities and unanticipated issues relating to the conversion of data from the old systems to the new system, the business disruption experienced by the Distribution Group has been greater than originally anticipated. As a result, of these problems, the cost and the timing of the system implementation has exceed the Company's plan. The Company expects to resolve these problems by the middle of 1999, after which it will commence the final phase of the system implementation. However, no assurance can be given that implementation will be completed within this time frame.

         The Company plans to expand its existing operations by broadening its product lines and increasing the number of its distribution centers in the United States. There can be no assurance that any new product lines introduced by the Company will be successful, that the Company will manage successfully the start-up and marketing of new products or that additional distribution centers will be successfully integrated into the Company's existing operations or will be profitable. See "Business Strategy."

     In addition, the Company is exploring possible additional markets for its remanufacturing capabilities, but no assurance can be given that the Company will pursue any such opportunity or be successful outside the automotive aftermarket. See "Business Strategy--Additional Remanufacturing Opportunities."

         INDEBTEDNESS AND LIQUIDITY

         The Company had outstanding long-term indebtedness of $270.5 million at December 31, 1998. The level of the Company's consolidated indebtedness could have important consequences, including the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal of, and interest on, its indebtedness and will not be available for other purposes; (ii) the ability of the Company to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes may be materially limited or impaired; (iii) the Company's level of indebtedness may reduce its flexibility to respond to changing business and economic conditions or take advantage of business opportunities that may arise; and (iv) the ability of the Company to pay dividends is restricted. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters." In addition, the Company's bank credit agreement contains covenants that (i) require the Company to meet certain financial ratios and (ii) limit the Company's ability to, among other things, incur indebtedness, make capital expenditures, make investments, engage in mergers and dispose of assets. The indenture that governs the Company's Senior Subordinated Notes contains, among other things, a covenant that limits the Company's ability to incur additional indebtedness. Any default by the Company with respect to such covenants, or any inability on the part of the Company to obtain necessary liquidity, could have a material adverse effect on the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

         CONTROL OF THE COMPANY; ANTI-TAKEOVER MATTERS

         The Company is controlled by Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. (collectively, the "Aurora Partnerships"), which hold approximately 55% of the voting power in the Company (through direct ownership and certain voting arrangements). Therefore, the Aurora Partnerships will be able to elect all of the directors of the Company and approve or disapprove any matter submitted to a vote of the Company's stockholders. As a result of the Aurora Partnerships' substantial ownership interest in the Common Stock, it may be more difficult for a third party to acquire the Company. A potential buyer would likely be deterred from any effort to acquire the Company absent the consent of the Aurora Partnerships or their participation in the transaction. The general partner of each of the Aurora Partnerships is controlled by Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder, each of whom is a director of the Company. The Indentures governing the Company's 12% Senior Subordinated Notes due 2004 (the "Senior Notes") contain provisions that would allow a holder to require the Company to repurchase such holder's Senior Notes at a cash price equal to 101% of the principal amount thereof, together with accrued interest, upon the occurrence of a "change of control" of the Company (as defined therein), which could also have the effect of discouraging a third party from acquiring the Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

         In addition, the Company's Board of Directors is authorized, subject to certain limitations prescribed by law, to issue up to 2,000,000 shares of preferred stock in one or more classes or series and to fix the designations, powers, preferences, rights, qualifications, limitations or restrictions, including voting rights, of those shares without any further vote or action by stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate transactions, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of preferred stock.

ITEM 2.  PROPERTIES

         The Company conducts its remanufacturing and other non-distribution operations at the following facilities:

                                                  LEASE
                               APPROXIMATE     EXPIRATION
          LOCATION               SQ. FEET         DATE       PRODUCTS PRODUCED/SERVICES PROVIDED
-----------------------        ----------      ----------    -----------------------------------
Rancho Cucamonga, CA              153,000          2002      torque converters
Joplin, MO                        264,000          2008      transmissions
Springfield, MO                   280,800          2004      transmissions and engines
Springfield, MO                   200,000          2006      core return center
Springfield, MO                    30,000          (1)       torque converters
Springfield, MO                    34,000          (1)       cleaning and testing equipment
Gastonia, NC                      130,000          2000      transmissions and valve bodies
Mahwah, NJ                        160,000          2003      transmissions, transfer cases and assorted components
Dayton, OH                         42,000          2004      torque converters
Oklahoma City, OK                  13,400          1999      radios, instrument and display clusters, and
                                                             cellular products
Oklahoma City, OK                  90,000          (2)       transmissions
Oklahoma City, OK                  98,000         owned      material recovery
Oklahoma City, OK                 207,000         owned      transmissions
Carrollton, TX                     39,000          2006      radios and instrument and display clusters
Houston, TX                        50,000          2002      engine control modules and radios
Grantham, England                 120,000         owned      engines and related components
Mexicali, Mexico                   77,100          (3)       torque converters

------------
(1)  Terminable by either party on 30 days' notice.

(2)  Terminable by either party on six months' notice.

(3) During the second quarter of 1999 this operation will be moved to a new 43,800 square foot facility with a lease term expiring in 2007.

         The Company distributes transmission repair kits, soft parts, torque converters and drive train hard parts and/or engines to non-OEM customers through 65 local and seven regional distribution centers in the United States and Canada, all of which are leased. The local distribution centers generally range in size from 5,000 to 20,000 square feet and are typically leased for five-year terms with a portion of the leases expiring every year. The regional distribution centers range in size from 14,000 to 168,000 square feet and have lease expiration dates at various times through 2012. The Company leases a 220,000 square foot facility in Fort Worth, Texas from which it distributes cellular telephones for AT&T Wireless. This lease expires in 2008. The Company also leases assorted warehouses and space for its corporate offices and computer services.

         The Company believes that its current manufacturing facilities and distribution centers are adequate for the current level of the Company's activities. The Company's manufacturing sites have the flexibility to add both additional shifts and production workers needed to accommodate additional demand for products and services. However, in the event the Company were to experience a material increase in sales, the Company may require additional manufacturing facilities. The Company believes such additional facilities are readily available on a timely basis on commercially reasonable terms. Further, the Company believes that the leased space housing its existing manufacturing and distribution facilities is not unique and could be readily replaced, if necessary, at the end of the terms of its existing leases on commercially reasonable terms. Historically, the Company has been able to renew leases or find alternate space upon the expiration of its leases without material interruption in the subject facilities' operations. Many of the Company's leases are renewable at the option of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ATAC" since the IPO in December 1996. As of March 4, 1999, there were approximately 101 record holders of its Common Stock. The following table sets forth for the periods indicated the range of high and low sale prices of the Common Stock as reported by Nasdaq:

                                                              HIGH      LOW
                                                              ----      ---
1997
   First quarter...........................................   19-5/8    14-3/8
   Second quarter..........................................   23        14-3/4
   Third quarter...........................................   27-1/4    18-1/2
   Fourth quarter..........................................   24-3/4    15-1/2

1998
   First quarter...........................................   27-1/4    17
   Second quarter..........................................   23-7/16   16-1/4
   Third quarter...........................................   18-1/2     9-1/8
   Fourth quarter..........................................   11-1/2     3-7/8

     On March 4, 1999, the last sale price of the Common Stock, as reported by Nasdaq, was $5-7/8 per share.

         The Company has not paid cash dividends on its Common Stock to date. Because the Company currently intends to retain any earnings to provide funds for the operation and expansion of its business and for the servicing and repayment of indebtedness, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of the Company to pay cash dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. Under the terms of the Indentures governing the Senior Notes, the Company is not permitted to pay any dividends on its Common Stock unless certain financial ratio tests are satisfied. In addition, the Company's Credit Facility contains certain covenants that, among other things, prohibit the payment of dividends by the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Any determination to pay cash dividends on the Company's Common Stock in the future will be at the sole discretion of the Company's Board of Directors.

         During 1998, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below with respect to the statements of income data for the years ended December 31, 1996, 1997 and 1998 and the balance sheet data at December 31, 1997 and 1998 are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto. The selected financial data with respect to the statement of income data for the seven months ended July 31, 1994, the five months ended December 31, 1994 and for the year ended December 31, 1995 and the balance sheet data at December 31, 1994, 1995 and 1996, are derived from the audited Combined Financial Statements of the Predecessor Companies and the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, but are not included herein. The data provided should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included in this Annual Report.

                                  COMBINED
                                  --------                                  CONSOLIDATED
                                   FOR THE     ------------------------------------------------------------------
                                SEVEN MONTHS    FOR THE FIVE
                                    ENDED       MONTHS ENDED             FOR THE YEAR ENDED DECEMBER 31,
                                  JULY  31,     DECEMBER 31,     ------------------------------------------------
                                   1994(1)          1994            1995         1996         1997          1998
                                  ----------     ----------     ----------    ----------   ----------   ---------
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales...................         $90,056      $67,736         $190,659      $272,878     $346,110    $486,773
Cost of sales...............          52,245       40,112          115,499       166,810      212,416     348,443
                                      ------     --------        ---------      --------     --------    --------
Gross profit................          37,811       27,624           75,160       106,068      133,694     138,330
Selling, general and
  administrative expenses...          20,475       14,206           38,971        55,510       73,768     109,357
Amortization of intangible
  assets....................              16        1,210            3,308         3,738        4,501       6,806
Special charges.............              --           --               --            --           --       8,744
                                  ----------   ----------       ----------    ----------   ----------   ---------
Operating income............          17,320       12,208           32,881        46,820       55,425      13,423
Interest expense (income), net          (158)       6,032           16,915        19,106       16,910      23,714
Income tax expense
(benefit)(2).................             (5)       2,565            6,467        11,415       15,512      (3,176)
                                  -----------    ---------       -----------     --------    ---------   ----------
Income (loss)  before
 extraordinary items (3)(4)..     $   17,483        3,611            9,499        16,299       23,003      (7,115)
Preferred stock dividends...                          853            2,093         2,222           --          --
                                               ----------       -----------    ---------   ----------  ----------
Income (loss) before
  extraordinary items
  available to common
  stockholders..............                     $  2,758        $   7,406      $ 14,077     $ 23,003    $ (7,115)
                                                 ========        =========      ========     ========    =========


Earnings (loss) per share
  before extraordinary
  items (5)..................                                      $  0.65       $  1.02      $  1.19    $  (0.36)
Shares used in computation
  of  earnings per share
  before extraordinary
  items (5)..................                                       14,616        15,918       19,335      19,986

OTHER DATA:
Capital expenditures (6)....        $  1,850     $  1,336         $  5,187      $  7,843     $  8,682   $  23,525

                                                                            CONSOLIDATED
                                                -------------------------------------------------------------------
                                                                             DECEMBER 31,
                                                -------------------------------------------------------------------
                                                   1994           1995          1996          1997          1998
                                                --------         --------      --------      --------      --------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................    $ 40,499         $ 60,012      $103,371      $ 98,523      $ 87,934
Property, plant and equipment, net..........       6,196           10,784        17,482        24,414        63,903
Total assets................................     187,293          247,932       320,747       368,677       531,905
Long-term liabilities (7)...................     121,483          165,724       167,233       152,571       258,042
Preferred stock.............................      20,853           22,946            --            --            --
Common stockholders' equity.................      22,757           30,188       105,832       175,429       168,011

---------------

(1) The combined financial statements for the seven months ended July 31, 1994 include the operations of the Predecessor Companies up to their respective acquisition dates. All material transactions between the Predecessor Companies have been eliminated.

(2) Two of the Predecessor Companies elected to be taxed as S Corporations for all periods prior to the Initial Acquisitions; therefore, for federal and state income tax purposes, any income or loss generally was not taxed to these companies but was reported by their respective stockholders. A pro forma provision for taxes based on income reflecting the estimated provision for federal and state income taxes that would have been provided had these companies been C Corporations and included in consolidated returns with the Company was $7,004 for the seven months ended July 31, 1994.

(3) Income before extraordinary item for the year ended December 31, 1997 excludes an extraordinary item in the amount of $3,749 ($6,269 less related income tax benefit of $2,520). This amount is comprised of (i) a $3,425 charge resulting from the early redemption of $40,000 in principal amount of the Company's Senior Subordinated Notes in February 1997, which included the payment of a 12.0% early redemption premium and the write-off of related debt issuance costs and (ii) a charge of $324 for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

(4) Loss before extraordinary item for the year ended December 31, 1998 excludes an extraordinary item in the amount of $703 ($1,172 less related income tax benefit of $469). This amount is comprised of (i) a $340 charge resulting from the early redemption of $9,615 in principal amount of the Company's Senior Subordinated Notes in September and October of 1998, which included the payment of a 4.0% early redemption premium and the write-off of related debt issuance costs, and (ii) a charge of $363 for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

(5) See Note 14 to Consolidated Financial Statements for a description of the computation of earnings per share.

(6) Excludes capital expenditures made by certain of the Company's subsidiaries prior to such subsidiaries' respective acquisitions and any capital expenditures made in connection with such acquisitions.

(7) Includes deferred tax liabilities of $1,438, $3,478, $5,252, $8,044 and $11,492 at December 31, 1994, 1995, 1996, 1997 and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report. See Item 8. "Consolidated Financial Statements and Supplementary Data."

     Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the "Forward-Looking Statement Notice" appearing at the beginning of this Annual Report.

OVERVIEW

         The Company's revenues are generated primarily through the sale of drive train products used in the repair of vehicles in the automotive aftermarket. Since its formation, the Company has benefited from a combination of internal and acquisition-related revenue growth, achieving compounded annual growth in revenue of approximately 32.5% from 1994 through 1998.

         From 1994 through 1998, the Company's revenues from sales to the OEM segment increased by 31.2% compounded annually from $85.3 million to $253.0 million due to increased sales to existing customers, including DaimlerChrysler, and the addition of Ford and General Motors as customers. During the same period, revenues from sales to the Independent Aftermarket segment increased by 26.7% compounded annually from $72.5 million to $186.7 million. This growth was due to acquisitions, geographic expansion through the addition of distribution centers, a broadened product line, effective sales efforts, and the development of new customers.

         The Company regularly evaluates strategic acquisition opportunities in the automotive aftermarket and expects to continue to do so in the future. On March 6, 1998, the Company completed the acquisition of substantially all the assets of the OEM Division of Autocraft. See Item 1. "Business."

         The primary components of the Company's cost of goods sold are the cost of cores and component parts, labor costs and overhead. While certain of these costs have fluctuated as a percentage of sales over time, cost of goods sold as a percentage of sales remained relatively constant from 1994 through 1997. The increased costs during 1998 were in part related to non-recurring costs totaling $12.7 million, which are described below. Excluding such non-recurring costs, cost of goods sold in 1998 as a percentage of sales would have been 69.0% as compared to 61.4% in 1997. The increase as a percentage of net sales was primarily due to changes in mix within the OEM segment and costs relating to the implementation of the Independent Aftermarket segment's enterprise-wide information system.

         Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, rent, marketing expenses and other management infrastructure expenses. SG&A expenses as a percentage of sales declined from 22.0% in 1994 to 21.3% in 1997 principally due to the effect of spreading certain fixed costs over a larger revenue base. During 1998, SG&A expense as a percentage of sales increased to 22.5% primarily due to non-recurring costs of $7.5 million as described below. Excluding such non-recurring costs, SG&A expense in 1998 would have been 20.9% as a percentage of net sales.

         Income (loss) before income taxes and extraordinary items for 1998 was negatively impacted by costs that management believes are non-recurring and other special charges totaling $30.1 million before income taxes ($18.1 million, net of income taxes). The table below sets out such costs and charges by each reportable segment expressed in millions of dollars:

                                                                   INDEPENDENT
                                                       OEM         AFTERMARKET     UNALLOCATED     TOTAL
                                                     -------       ------------    -----------    ------
NON-RECURRING COSTS:
Core liability....................................    $ 5.2           $  -             $  -       $ 5.2
Expenses related to start-up costs and
   internal use software..........................      0.4            2.4              0.3         3.1
Changes in Company policies related to employee
   benefits and warranty..........................      0.8            1.1                -         1.9
Changes in estimates of inventory and
   other reserves.................................      3.6            5.8              0.6        10.0
Loss on sale of Mascot............................        -              -              1.2         1.2
                                                     -------        -------         -------      ------
                                                       10.0            9.3              2.1        21.4
SPECIAL CHARGES:
Restructuring.....................................      0.6            1.6              1.6         3.8
Facility consolidation............................      2.0            0.5                -         2.5
Non-income related taxes..........................      2.4              -                -         2.4
                                                     -------        -------         -------      ------
                                                        5.0            2.1              1.6         8.7
                                                     -------        -------         -------      ------
Total charges before income tax benefit...........     15.0           11.4              3.7        30.1
Income tax benefit................................     (6.0)          (4.6)            (1.4)      (12.0)
                                                     -------        -------         -------      ------
Total charges, net................................    $ 9.0          $ 6.8           $  2.3       $18.1
                                                     =======        =======         ========     ======

         NON-RECURRING COSTS. During 1998, the Company recorded charges for non-recurring costs totaling $21.4 million. Of these charges, $10.0 million related to changes in certain of its estimates. The Company's implementation of an enterprise-wide information system in its Independent Aftermarket segment provided for access to inventory information previously unavailable. Based in part on this new information, the Company refined its methodologies for the determination of inventory reserve requirements and, as a result, recorded a charge of $6.7 million to increase its inventory reserves. Similarly, the Company recorded increases of $3.3 million in certain of its other reserves. The Company believes that these charges were one-time in nature due to the application of new information and estimate methodologies and intends to consistently apply them in the future. Additionally, the Company recorded reserves of $5.2 million for a liability related to the purchase of excess cores.

         SPECIAL CHARGES. In 1998, the Company recorded special charges of $8.7 million, primarily related to certain initiatives designed to improve operating efficiencies and reduce costs. The special charges consisted of (i) restructuring costs of $3.8 million consisting principally of employee severance costs and certain other exit costs and (ii) facility consolidation costs of $2.5 million relating principally to idle plant capacity costs. The Company also incurred a fourth quarter charge of $2.4 million for non-income related taxes due to a state's 1998 interpretation of its tax law. The interpretation was required to be applied retroactively to previous periods. The Company expects to incur approximately $4 million of additional special charges during 1999.

         Excluding the 1998 costs and charges, income before income taxes and extraordinary items would have been $19.8 million in 1998 as compared to $38.5 million in 1997. This decrease was primarily attributable to (i) a decline in demand for remanufactured Chrysler transmissions and related reduction of inventory at DaimlerChrysler and (ii) problems related to the Company's implementation of the enterprise-wide information system in the Independent Aftermarket segment.

RESULTS OF OPERATIONS

         The following table sets forth certain financial statement data expressed in millions of dollars and as a percentage of net sales.

                                                               For the Years Ended December 31,
                                                ---------------------------------------------------------
                                                      1996                  1997              1998
                                                ------- ------       -------  ------    -------   -------
Net sales..............................          $272.9  100.0%       $346.1   100.0%    $486.8    100.0%
Cost of sales..........................           166.8   61.1         212.4    61.4      348.5     71.6
                                                ------- ------       -------  ------    -------   -------
Gross profit...........................           106.1   38.9         133.7    38.6      138.3     28.4
SG&A expenses..........................            55.5   20.3          73.8    21.3      109.4     22.5
Amortization of intangible assets......             3.8    1.4           4.5     1.3        6.8      1.3
Special charges........................               -       -            -      -         8.7      1.8
                                                ------- ------       -------  ------    -------   -------
Operating income.......................            46.8   17.2          55.4    16.0       13.4      2.8
Interest expense, net and other........            19.1    7.0          16.9     4.9       23.7      4.9
                                                ------- ------       -------  ------    -------   -------
Income (loss) before income taxes
  and extraordinary items..............            27.7   10.2          38.5    11.1      (10.3)    (2.1)
Income tax expense (benefit)...........            11.4    4.2          15.5     4.5       (3.2)     (.7)
                                                ------- ------       -------  ------    -------   -------
Income (loss) before extraordinary items         $ 16.3    6.0%       $ 23.0     6.6%    $( 7.1)    (1.4)%
                                                 ====== ======        ======  ======     =======   ======

         The Company has two reportable segments: the OEM segment and the Independent Aftermarket segment. The OEM segment consists of four operating units that sell remanufactured transmissions directly to automobile manufacturers, principally DaimlerChrysler Corporation, Ford Motor Company, General Motors Corporation and several foreign OEMs, for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. In addition, the OEM segment sells select remanufactured engines to DaimlerChrysler and certain European OEMs and a broad range of remanufactured domestic and foreign engines to general repair shops and retail automotive parts stores. The Company's Independent Aftermarket segment primarily sells transmission repair kits, soft parts, remanufactured torque converters and new and remanufactured hard parts used in drive train repairs to independent transmission rebuilders for repairs generally during the period following the expiration of the vehicle warranty. To a lesser extent, the Independent Aftermarket segment also sells its products to general repair shops, wholesale distributors and retail automotive parts stores. In addition to the OEM and Independent Aftermarket segments, the Company has three operating units reflected as "other" segments due to their relative size, all of which were acquired in the Autocraft Acquisition: an electronic parts remanufacturing and distribution business; warehouse and distribution services for AT&T Wireless (the cellular telephone subsidiary of AT&T); and a material recovery processing business for Ford. None of these operating units meet the quantitative thresholds for determining reportable segments. See Item 8. "Financial Statements and Supplementary Data--Note 17."

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Income (loss) before extraordinary items decreased $30.1 million from $23.0 million in 1997 to a $7.1 million loss in 1998. Excluding the non-recurring costs and other special charges, income before extraordinary items would have been $11.0 million. This decrease was primarily attributable to (i) a decline in demand for remanufactured Chrysler transmissions and related reduction of inventory at DaimlerChrysler and (ii) problems related to the Company's implementation of the enterprise-wide information system in the Independent Aftermarket segment. On a per share basis, income (loss) before extraordinary items decreased from $1.19 per diluted share in 1997 to a loss of $0.36 per share in 1998.

         NET SALES. Net sales increased $140.7 million, or 40.7%, from $346.1 million in 1997 to $486.8 million in 1998. Of this increase, $131.8 million related to the March 1998 Autocraft Acquisition and $32.3 million related to a full year's net sales for the 1997
Acquisitions, partially offset by a $23.4 million decline in sales by the Company's other businesses.

         GROSS PROFIT. Gross profit increased $4.6 million, or 3.4%, from $133.7 in 1997 to $138.3 million in 1998. As a percentage of net sales, gross profit decreased from 38.6% to 28.4% between the two periods. The decrease in gross profit margins was primarily related to (1) changes in OEM segment sales mix and
(2) system complexities and problems with data conversion encountered during the implementation of the Independent Aftermarket segment's enterprise-wide information system, which resulted in an internalization of management's focus and hampered inventory management functions, pricing initiatives and sales growth efforts. In addition, the Company incurred $12.7 million of non-recurring costs primarily consisting of (i) $6.7 million for increased inventory reserves and (ii) $5.2 million for a liability related to the purchase of excess cores. Excluding these costs, gross profit in 1998 would have been $151.0 million or 31.0% of net sales.

         SG&A EXPENSES. SG&A expenses increased $35.6 million, or 48.2%, from $73.8 million in 1997 to $109.4 million in 1998. As a percentage of net sales, SG&A expenses increased from 21.3% to 22.5% between the two periods. During 1998, the Company incurred $7.5 million of non-recurring costs including (i) $3.0 million in increased changes in estimates and other reserves, (ii) $2.7 million related to start-up costs and internal use software and (iii) $1.8 million related to changes in employee benefits and warranty policies. Excluding these costs, SG&A expenses in 1998 would have been $101.9 million or 20.9% of net sales as compared to 21.3% in 1997. On an absolute dollar basis, the increase is primarily attributable to additional SG&A expenses for the Autocraft businesses acquired in March 1998 and a full year's expense for the 1997 Acquisitions.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased $2.3 million, or 51.1%, from $4.5 million in 1997 to $6.8 million in 1998. The increase was primarily attributable to the March 1998 Autocraft Acquisition.

         SPECIAL CHARGES. During 1998, the Company incurred $8.7 million of special charges. These charges consisted of (i) $3.6 million of charges during the second quarter in connection with the consolidation of certain manufacturing plants and restructuring charges and (ii) $5.1 million incurred primarily relating to restructuring costs and a state's interpretation of its tax law that subjected a portion of the OEM segment's operations over the past four years to a state tax for the first time.

         INCOME FROM OPERATIONS. Principally as a result of the factors described above, income from operations decreased $42.0 million, or 75.8%, from $55.4 million in 1997 to $13.4 million in 1998.

         INTEREST EXPENSE, NET AND OTHER. Interest expense, net and other increased $6.8 million, or 40.2%, from $16.9 million in 1997 to $23.7 million in 1998. The increase primarily resulted from borrowing under the Company's $120.0 million term loan credit facility in March 1998 to finance the Autocraft Acquisition and increased borrowings under the Company's $100.0 million revolving credit facility (such term loan and revolving facilities are referred to as the "Credit Facility") partially offset by the early redemption in September and October 1998 of $9.6 million in principal amount of Senior Notes. In addition, the Company recognized a $1.2 million loss on the sale of Mascot.

         EXTRAORDINARY ITEMS. In 1997, an extraordinary item in the amount of $3.8 million ($6.3 million before related income tax benefit of $2.5 million) was recorded. This amount is comprised of (i) a $3.4 million charge resulting from the early redemption of $40.0 million of the Senior Notes in February 1997, which included the payment of a 12.0% early redemption premium and the write-off of related debt issuance costs and (ii) a charge of approximately $0.4 million for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

         In 1998, an extraordinary item in the amount of $0.7 million ($1.2 million before related income tax benefit of $0.5 million) was recorded. This amount was comprised of (i) a $0.4 million charge for the write-off of deferred financing fees in connection with the Company's new Credit Facility and (ii) a $0.3 million charge resulting from the repurchase of $9.6 million in principal amount of the Senior Notes in open market transactions.

         OEM SEGMENT

         The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

                                                      For the Years Ended December 31,
                                                 ----------------------------------------
                                                         1997                   1998
                                                 -------------------     ----------------
    Net sales........................            $ 180.3      100.0%     $ 253.0    100.0%
                                                 =======      =====      =======    =====
    Special charges..................            $    --         --%     $   5.0      2.0%
                                                 =======      =====      =======    =====
    Segment profit...................            $  32.7       18.1%     $   5.5      2.2%
                                                 =======      =====      =======    =====

         NET SALES. Net sales increased $72.7 million, or 40.3%, from $180.3 million in 1997 to $253.0 million in 1998. This increase was due to the March 1998 Autocraft Acquisition, which accounted for approximately $91.5 million in incremental net sales, partially offset by an $18.8 million decline in sales to existing customers, particularly DaimlerChrysler. As previously reported, the demand for Chrysler transmissions declined in 1998 primarily due to (i) moderate weather during the winter of 1997-1998 and (ii) improved quality of late model original equipment front wheel drive transmissions. The decline in demand led to reduced inventory requirements at DaimlerChrysler. In order to assist DaimlerChrysler in meeting these inventory requirements by the end of 1998, the Company significantly reduced its shipments to DaimlerChrysler during the second half of the year. The Company believes that the reduction in inventory levels is complete. The Company also believes that reduced demand for Chrysler front wheel drive transmissions due to improved quality will be mostly offset by demand for Chrysler rear wheel drive transmissions, which the Company began remanufacturing during the third quarter of 1998. Sales to DaimlerChrysler accounted for 32.0% and 18.2% of the Company's revenues (61.4% and 34.9% of segment revenues) in 1997 and 1998, respectively. Sales to Ford, (which became a customer in March
1998) accounted for 17.1% of the Company's revenues (32.9% of segment revenues) in 1998.

         SPECIAL CHARGES. The OEM segment incurred $5.0 million of special charges in 1998. These charges consisted of (i) $2.6 million incurred during the second quarter of the year in connection with the consolidation of certain manufacturing plants and (ii) $2.4 million incurred in the fourth quarter relating to a state's interpretation of its tax law that subjected a portion of the segment's operations over the past four years to a state tax for the first time.

         SEGMENT PROFIT. Segment profit decreased $26.9 million, or 82.3%, from $32.7 million (18.1% of OEM net sales) in 1997 to $5.5 million (2.2% of OEM net sales) in 1998. Excluding the special charges of $5.0 million and the non-recurring costs of $10.0 million discussed above, segment profit in 1998 would have been $20.5 million (8.1% of segment net sales). The decline was primarily the result of changes in the sales mix in the OEM segment and to the lower fixed cost absorption as a result of decreased DaimlerChrysler sales in 1998.

         INDEPENDENT AFTERMARKET SEGMENT

         The following table presents net sales, special charges and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

                                                      For the Years Ended December 31,
                                                 ----------------------------------------
                                                         1997                   1998
                                                 -------------------     ----------------
    Net sales........................            $ 158.4      100.0%     $ 186.7    100.0%
                                                 =======      =====      =======    =====
    Special charges..................            $    --         --%     $   2.1      1.1%
                                                 =======      =====      =======    =====
    Segment profit (loss) ...........            $   3.6        2.3%     $ (22.1)   (11.8)%
                                                 =======      =====      =======    =====

         NET SALES. Net sales increased $28.3 million, or 17.9%, from $158.4 million in 1997 to $186.7 million in 1998. The increase related to a full year's net sales from the three Independent Aftermarket companies acquired in 1997 of $32.3 million.
Sales for the remainder of the segment's units were relatively flat year over year.

         SPECIAL CHARGES. The Independent Aftermarket segment incurred $2.1 million of special charges in 1998. These charges consisted of (i) $1.6 million for restructuring charges ($0.3 million in the second quarter and $1.3 million in the fourth quarter), which included severance and certain other exit costs, and (ii) $0.5 million incurred in the fourth quarter relating to facility consolidation.

         SEGMENT PROFIT (LOSS). Segment profit decreased $25.7 million from $3.6 million (2.3% of segment net sales) in 1997 to a $22.1 million loss in 1998. Excluding the special charges of $2.1 million and the non-recurring costs of $9.3 million discussed above, segment loss would have been $10.7 million in 1998. The decline was primarily the result of problems relating to the enterprise-wide information systems implementation and the continued operational consolidation from nine separate entities into one during 1998.

         OTHER OPERATING UNITS

         The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

                                                      For the Years Ended December 31,
                                                 ----------------------------------------
                                                         1997                   1998
                                                 -------------------     ----------------
    Net sales........................              $ 7.4      100.0%      $ 47.1    100.0%
                                                 =======      =====      =======    =====
    Segment profit (loss)............            $  (0.2)     (2.7)%      $  2.3      4.9%
                                                 =======      =====      =======    =====


         NET SALES. Net sales increased $39.7 million, or 536.5%, from $7.4 million in 1997 to $47.1 million in 1998. The increase was attributable to sales by the electronic components, logistics services and material recovery business units, which were acquired in March 1998 as part of the Autocraft Acquisition. See Item 1. "Business--Other Operating Units" for a description of these business units. Prior to the Autocraft Acquisition, revenue in this segment was entirely attributable to Mascot, the Company's Canadian heavy-duty truck remanufacturing operation, which was sold in February 1999.

         SEGMENT PROFIT (LOSS). Segment profit increased $2.5 million from a loss of $0.2 million in 1997 to $2.3 million in 1998. The increase was primarily the result of sales volume from the Autocraft Acquisition.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Income before extraordinary items increased $6.7 million, or 41.1%, from $16.3 million in 1996 to $23.0 million in 1997. Net sales increased 26.8%, from $272.9 million in 1996 to $346.1 million in 1997, primarily due to sales generated by the 1997 Acquisitions as well as increased sales volumes to OEM customers. In general, cost of goods sold and SG&A expenses increased proportionally.

         On a per share basis, income before extraordinary items increased from $1.02 per diluted share in 1996 to $1.19 per diluted share in 1997. The number of shares used in the per share calculations were 15.9 million in 1996 and 19.3 million in 1997. The increase in shares resulted primarily from the Company's public offering of Common Stock in October 1997.

         NET SALES. Net sales increased $73.2 million, or 26.8%, from $272.9 million in 1996 to $346.1 million in 1997. Of this increase, $23.2 million was due to internal growth and $50.0 million was due to the incremental net sales generated by the 1997 Acquisitions. Net sales to DaimlerChrysler represented 37.2% of total net sales in 1996, as compared to 32.0% in 1997.

         GROSS PROFIT. Gross profit as a percentage of net sales remained relatively constant at 38.6% in 1997 as compared to 38.9% in 1996.

         SG&A EXPENSES. SG&A expenses increased $18.3 million, or 33.0%, from $55.5 million in 1996 to $73.8 million in 1997. As a percentage of net sales, SG&A expenses increased from 20.3% to 21.3% between the two periods. The increase in SG&A expenses was primarily due to the ongoing incremental expenses of the 1996 and 1997 Acquisitions, certain enhancements to the Company's infrastructure (including additional management and information systems) and additional selling and other variable overhead costs associated with the higher sales volume (including increased production capacity). The increase in SG&A expenses as a percentage of net sales was primarily attributable to (i) the deferred compensation expense described below, (ii) certain enhancements to the Company's infrastructure (including additional management and information systems) and (iii) the additional ongoing expenses associated with being a publicly held company.

         Included in SG&A expenses were non-cash charges totaling $0.5 million in 1996 and $1.8 million in 1997, representing the pro rata portion for each year of deferred compensation expense relating to stock options.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased $0.7 million, or 18.4%, from $3.8 million in 1996 to $4.5 million in 1997. The increase resulted from the additional intangible assets arising from the 1996 and 1997 Acquisitions.

         INCOME FROM OPERATIONS. Principally as a result of the factors described above, income from operations increased $8.6 million, or 18.4%, from $46.8 million in 1996 to $55.4 million in 1997.

         INTEREST EXPENSE, NET AND OTHER. Interest expense, net and other decreased $2.2 million, or 11.5%, from $19.1 million in 1996 to $16.9 million in 1997. The lower interest resulted from the net effect of the early redemption in February 1997 of $40.0 million of the Senior Notes offset to some extent by increased borrowings under the Credit Facility. The Credit Facility carries a significantly lower effective interest rate than did the Senior Notes.

         EXTRAORDINARY ITEMS. An extraordinary item in the amount of $3.8 million ($6.3 million before related income tax benefit of $2.5 million) was recorded in 1997. This amount was comprised of (i) a $3.4 million charge resulting from the early redemption of $40.0 million of the Senior Notes in February 1997, which included the payment of a 12.0% early redemption premium and the write-off of related debt issuance costs and (ii) a charge of $0.4 million for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

         OEM SEGMENT

         The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

                                                      For the Years Ended December 31,
                                                 ----------------------------------------
                                                         1996                   1997
                                                 -------------------     ----------------
    Net sales........................            $ 159.5      100.0%     $ 180.3    100.0%
                                                 =======      =====      =======    =====
    Segment profit...................            $  26.9       16.9%     $ 32.7      18.1%
                                                 =======      =====      =======    =====

         NET SALES. OEM segment net sales increased $20.8 million, or 13.0%, from $159.5 million in 1996 to $180.3 million in 1997. The increase primarily related to internal sales growth within the OEM segment with sales to DaimlerChrysler representing 37.2% and 32.0% of the Company's revenues (63.6% and 61.4% of segment revenues) in 1996 and 1997, respectively.

         SEGMENT PROFIT. OEM segment profit as a percentage of OEM net sales improved slightly from 16.9% to 18.1% between the two periods. The increase was the result of increased segment net sales with slight improvement in gross profit margins, as a percentage of segment net sales, due to the improvement of fixed cost absorption driven by increased sales volume.

         INDEPENDENT AFTERMARKET SEGMENT

         The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

                                                      For the Years Ended December 31,
                                                 ----------------------------------------
                                                         1996                   1997
                                                 -------------------     ----------------
    Net sales........................            $ 107.0      100.0%     $ 158.4    100.0%
                                                 =======      =====      =======    =====
    Segment profit...................            $   2.0        1.9%     $   3.6      2.3%
                                                 =======      =====      =======    =====

         NET SALES. Independent Aftermarket segment net sales increased $51.4 million, or 48.0%, from $107.0 million in 1996 to $158.4 million in 1997. The increase was primarily due to (i) $13.0 million from internal growth and (ii) $35.1 million from incremental net sales generated by the Independent Aftermarket segment companies acquired in 1996 and 1997.

         SEGMENT PROFIT. Independent Aftermarket segment profit increased $1.6 million from $2.0 million in 1996 to $3.6 million in 1997. The increase was primarily the result of increased sales volume.

         OTHER OPERATING UNITS

         The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

                                                      For the Years Ended December 31,
                                                 ----------------------------------------
                                                         1996                   1997
                                                 -------------------     ----------------
    Net sales........................            $   6.4      100.0%     $   7.4    100.0%
                                                 =======      =====      =======    =====
    Segment profit (loss)............            $  (0.3)      (4.7)%    $  (0.2)    (2.7)%
                                                 =======      =====      =======    =====

         NET SALES. Other operating units' net sales increased $1.0 million, or 15.6%, from $6.4 million in 1996 to $7.4 million in 1997. The increase was due to increased sales by Mascot.

         SEGMENT PROFIT (LOSS). Other operating units profit remained relatively constant between years.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW & CAPITAL EXPENDITURES

         The Company had total cash and cash equivalents on hand of $0.6 million at December 31, 1998, representing an increase in net cash of $0.5 million in 1998. Net cash provided by operating activities was $26.9 million for 1998. Net cash used in investing activities was $137.8 million for the period, including $115.0 million for the Autocraft Acquisition and $23.5 million in capital expenditures, primarily for equipment purchases, software and implementation costs and leasehold improvements. Net cash provided by financing activities was $111.3 million, including net borrowings of $127.3 million under the Credit Facility partially offset by $10.0 million used to redeem Senior Notes.

         The Company's capital expenditures in 1998 were $23.5 million. This included (i) $9.3 million of expenditures in connection with the ongoing implementation of the Distribution Group's enterprise-wide information system,
(ii) $6.0 million for various improvements to businesses and facilities associated with the Autocraft Acquisition and (iii) $4.9 million for additional transmission and engine remanufacturing equipment and other improvements to support planned increases in production capacity and efficiencies in certain of the Company's remanufacturing plants.

         The Company has budgeted $19.8 million for capital expenditures during 1999. This amount includes (i) $13.8 million for replacement and additional remanufacturing equipment to support planned increases in production capacity and efficiencies in the Company's various facilities and (ii) $6.0 million for the implementation of the Distribution Group's enterprise-wide information system.

         As part of the acquisition of ATS, the Company is required to make additional payments on each of the first eight anniversaries of the closing date. As of December 31, 1998, the Company had paid $1.0 million of these additional payments. Substantially all of the additional payments to be made in the future, which will aggregate to approximately $18.0 million (present value of $13.7 million as of December 31, 1998), are contingent upon the attainment of certain sales levels by ATS, which the Company believes are more likely than not to be attained.

         FINANCING

         The Company raised total net proceeds of $61.6 million in the IPO and concurrent private placement of Common Stock in December 1996 and an additional $47.9 million in the secondary offering in October 1997. From the Company's inception in July 1994 to December 1996, the Company funded its operations and investments in property and equipment, including acquisitions, through the issuance of Senior Notes totaling $162.4 million, the private sale of preferred stock of $20.0 million and Common Stock of $20.0 million, and to a lesser extent through cash provided by operating activities and revolving bank lines. In December 1996, the preferred stock and $40.0 million in principal amount of the Senior Notes were redeemed with proceeds from the IPO. In September and October 1998, the Company redeemed $2.2 million and
$7.4 million, respectively, in principal amount of the Senior Notes, with borrowings under the Credit Facility. The net proceeds from the secondary offering were used to repay borrowings under the Credit Facility.

         The Company has an agreement with Bank of Montreal for a revolving credit facility to accommodate the working capital needs of the Company's Canadian subsidiaries. Borrowings under the agreement are limited to certain advance rates based upon the eligible accounts receivable and inventory of the Canadian subsidiaries up to an aggregate maximum of C$3.5 million.

         In February 1997, the Company terminated its $30.0 million revolving credit facility with The Chase Manhattan Bank (the "Bank") that had been scheduled to mature in July 1999 and replaced it with the $100.0 million revolving portion of the Credit Facility, which is also with the Bank. The Credit Facility is available to finance the Company's working capital requirements, future acquisitions and other general corporate needs, and will expire in December 2003. Amounts advanced under the Credit Facility are secured by substantially all assets of the Company.

         In March 1998, the credit agreement for the Credit Facility was amended and restated to also provide a $120.0 million term loan facility in addition to the existing revolving facility. The Company borrowed $120.0 million under the term loan facility on March 6, 1998 to purchase Autocraft and pay related transaction expenses. The term loan is payable in quarterly installments through December 31, 2003 and bears interest at a rate of at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin. The "Alternate Base Rate" is equal to the highest of (a) the Bank's prime rate, (b) the secondary market rate for three-month certificates of deposit plus 1.0% and (c) the federal funds rate plus 0.5%, in each case as in effect from time to time. The "Eurodollar Rate" is the rate offered by the Bank for eurodollar deposits for one, two, three, six or, if available by all lenders, nine months (as selected by the Company) in the interbank eurodollar market. The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 1998 the Alternate Base Rate margin was zero and the Eurodollar margin was 1.0%. As of the effective date of the Credit Facility waivers and amendments described below (March 26, 1999), the Alternate Base Rate margin was 1.25% and the Eurodollar margin was 2.25%.

         The Credit Facility contains several covenants, including ones that require the Company to maintain certain levels of net worth, leverage, and, cash flow coverage and others that limit the Company's ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, issue stock and engage in transactions with affiliates of the Company and its subsidiaries.

         Based on its operating results during 1998, the Company was in technical default of the leverage and cash flow covenants of the Credit Facility and the Company's interest rate swap agreement as of December 31, 1998. This resulted in a cross default under the line of credit for the Company's Canadian subsidiaries. Due to the defaults, the Company was prohibited from further borrowings under the Credit Facility and the Canadian line of credit. In March 1999, the Company obtained from its lenders waivers of the various defaults and certain amendments to the Credit Facility and the interest rate swap agreement that the Company believes will enable it to comply with the covenants in the future.

         As of December 31, 1998, the Company's borrowing capacity under the Credit Facility and the Canadian line of credit would have been $70.5 million and $0.2 million, respectively, but for the defaults described above. As a result of the bank waivers, the Company is again able to borrow under these facilities.

         The Company believes that cash on hand, cash flow from operations and existing borrowing capacity will be sufficient to fund its ongoing operations and its budgeted capital expenditures. In pursuing future acquisitions, the Company will continue to consider the effect that any such acquisition costs may have on its liquidity. In order to consummate such acquisitions, the Company may need to seek additional capital through additional borrowings or equity financing.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations of its financial position. This statement is effective for fiscal years beginning after June 15, 1999.

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

         PROCESS OVERVIEW

         The first step in the Company's plan is to inventory all of its computer hardware and software and all of its devices having imbedded computer technology. The Year 2000 project team is focusing on five areas: (i) business systems; (ii) production (E.G., desk top computers and remanufacturing machinery); (iii) financial management (E.G., banking software, postage equipment and time clocks); (iv) facilities (E.G., heating and air conditioning systems, elevators, telephones, and fire and security systems); and (v) significant vendors and customers. As of March 1, 1999, the inventory is approximately 95% complete and is expected to be finished by the end of March 1999.

         In the second step, the project team is determining whether each inventoried system, device, customer or vendor is Year 2000 compatible. In the third step, those that are not compatible will be upgraded or replaced.

         BUSINESS SYSTEMS. The business systems used by the Company's electronics operation and the subsidiary that remanufactures transmissions for Chrysler are both Year 2000 compatible. The systems used by the Distribution Group, the logistical services operation and the subsidiaries that remanufacture transmissions for Ford and General Motors are not currently Year 2000 compatible but are in the process of being upgraded and are expected to be compatible by the end of the first quarter of 1999. The subsidiary that remanufactures transmissions for the Company's foreign OEM customers is beginning the implementation of a new business system that is Year 2000 compatible and expects to have the implementation completed by the end of the third quarter of 1999. The business system used by the Company's European operation is not Year 2000 compatible and will be replaced with a compatible system. The upgrade or replacement of this system is expected to be completed by the end of the third quarter of 1999.

         PRODUCTION, FINANCIAL MANAGEMENT AND FACILITIES. Once they have been inventoried, each device and each piece of hardware and non-business system software (a "Non-System Item") that can be tested by the Company is being tested for Year 2000 compatibility. In the case of any Non-System Item that cannot be tested, the vendor is being asked for a certification regarding compatibility. Each Non-System Item that is noncompatible will be either upgraded or replaced. Approximately 95% of the Non-System Items that have been inventoried to date have been tested or certified by the vendor. The Company expects substantially all of its Non-System Items will have been tested or certified and upgraded or replaced by the end of the second quarter of 1999.

         CUSTOMERS AND VENDORS. The project team is in the process of contacting each of the Company's significant customers and vendors and requesting that they apprise the Company of the status of their Year 2000 compliance programs. The Company had originally targeted the end of the first quarter of 1999 as the date for receiving substantially all customer and vendor responses, but has now moved the target to the end of the second quarter of 1999. There can be no assurance as to when this process will be completed.

         COSTS

         The total cost associated with the Company becoming Year 2000 compatible is not expected to be material to its financial position. As of March 1, 1999, the Company had spent approximately $0.2 million in connection with the project, consisting primarily of costs to upgrade noncompatible business systems. Over the next nine months, the Company expects to spend approximately $0.6 million to upgrade its business systems and less than $0.2 million to upgrade or replace Non-System Items. The estimated cost to upgrade business systems includes $0.2 million to replace the system used by the Company's European operation.

         The estimate of the cost to upgrade or replace Non-System Items is subject to change once the inventory and the testing/certification processes are completed. As a result, the actual amount that is ultimately expended to upgrade or replace Non-System Items could be substantially higher or lower than the above estimate.

         Excluded from the above cost estimates are the costs associated with the Distribution Group's enterprise-wide computer system to the extent that such costs relate to implementation of the system as opposed to making it than Year 2000 compatible.

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

         The Company believes that the areas that present the greatest risk to the Company are (i) disruption of the Company's business due to Year 2000 noncompatibility of one of its critical business systems and (ii) disruption of the business of certain of its significant customers and vendors due to their noncompliance. At this time, the Company believes that all of its business systems will be Year 2000 compatible before the end of 1999. Whether disruption of a customer's or vendor's business due to noncompliance will have a material adverse effect on the Company will depend on several factors including the nature and duration of the disruption, the significance of the customer or vendor and, in the case of vendors, the availability of alternate sources for the vendor's products.

         The Company is in the process of developing a contingency plan to address any material Year 2000 noncompliance issues. Originally, it expected to have the plan completed by the end of 1998 but now expects to have the plan completed by the end of May 1999.

         FORWARD-LOOKING STATEMENT NOTICE

         Readers are cautioned that the preceding discussion contains numerous forward-looking statements and should be read in conjunction with the "Forward-Looking Statement Notice" appearing at the beginning of this Annual Report. Expectations about future Year 2000-related costs and the progress of the Company's Year 2000 program are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including the success of the Company in identifying hardware, software and devices that are not Year 2000 compatible, the nature and amount of remediation required to make them compatible, the availability, rate and amount of related labor and consulting costs and the success of the Company's significant vendors and customers in addressing their Year 2000 issues.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not hold or issue derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them is material to the Company. The Company uses interest rate swaps to convert variable rate debt to fixed rate debt to reduce volatility risk. For additional discussion regarding the Company's use of such instruments, see Item 8. "Consolidated Financial Statements and Supplemental Data--Note 2."

INTEREST RATE EXPOSURE

         Based on the Company's overall interest rate exposure during the year ended December 31, 1998, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows. Interest rate movements of 10% would not have a material effect on the Company's financial position, results of operation or cash flows.

FOREIGN EXCHANGE EXPOSURE

         The Company has three foreign operations that expose it to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% movement in foreign exchange would not have a material effect on the Company's financial position, results of operation or cash flows.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Aftermarket Technology Corp.

                        Consolidated Financial Statements

              For the years ended December 31, 1996, 1997 and 1998




                                    CONTENTS


Report of Ernst & Young LLP, Independent Auditors...........................31
Consolidated Balance Sheets.................................................32
Consolidated Statements of Operations.......................................33
Consolidated Statements of Stockholders' Equity.............................34
Consolidated Statements of Cash Flows.......................................35
Notes to Consolidated Financial Statements..................................36

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders and Board of Directors
Aftermarket Technology Corp.

         We have audited the accompanying consolidated balance sheets of Aftermarket Technology Corp. and subsidiaries (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index of Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aftermarket Technology Corp. and subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois
February 22, 1999,
(Except for Note 22, as to which the date is March 26, 1999)

                               AFTERMARKET TECHNOLOGY CORP.
                               CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share and per share data)

                                                                                         December 31,
                                                                                 1997                   1998
                                                                           ------------------     ------------------
ASSETS
Current Assets:
 Cash and cash equivalents                                                              $ 78                  $ 580
 Accounts receivable, net                                                             53,761                 71,357
 Inventories                                                                          76,166                 98,696
 Prepaid and other assets                                                              4,706                  3,959
 Refundable income taxes                                                               1,011                 10,954
 Deferred income taxes                                                                 3,478                  8,240
                                                                           ------------------     ------------------
Total current assets                                                                 139,200                193,786

Property, plant and equipment, net                                                    24,414                 63,903
Debt issuance costs, net                                                               4,260                  5,044
Cost in excess of net assets acquired, net                                           200,393                267,947
Other assets                                                                             410                  1,225
                                                                           ------------------     ------------------
Total assets                                                                       $ 368,677              $ 531,905
                                                                           ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                                   $ 16,055               $ 35,945
 Accrued expenses                                                                     16,977                 42,643
 Amounts due to acquired companies                                                     3,049                 10,204
 Bank line of credit                                                                   4,596                  2,060
 Current portion of credit facility                                                        -                 15,000
                                                                          ------------------     ------------------
Total current liabilities                                                             40,677                105,852

12% Series B and D Senior Subordinated Notes                                         121,288                111,394
Amount drawn on credit facility, less current portion                                 11,100                123,350
Amounts due to acquired companies                                                      9,097                  8,483
Deferred compensation                                                                  3,042                  3,323
Deferred income taxes                                                                  8,044                 11,492

Stockholders' equity:
   Preferred stock, $.01 par value; shares authorized -
     2,000,000; none issued                                                                -                      -
   Common stock, $.01 par value; shares authorized - 30,000,000;
     Issued - 19,577,274 and 20,411,768 (including shares
     held in treasury)                                                                   195                    204
   Additional paid-in capital                                                        131,604                135,104
   Retained earnings                                                                  43,494                 35,676
   Accumulated other comprehensive income (loss)                                         136                   (979)
   Common stock held in treasury, at cost (172,000 shares)                                 -                 (1,994)
                                                                           ------------------     ------------------
Total stockholders' equity                                                           175,429                168,011
                                                                           ------------------     ------------------
Total liabilities and stockholders' equity                                         $ 368,677              $ 531,905
                                                                           ==================     ==================

SEE ACCOMPANYING NOTES


                                          AFTERMARKET TECHNOLOGY CORP.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share data)

                                                                       For the years ended December 31,
                                                             1996                1997                 1998
                                                       -----------------    ----------------     ----------------
Net sales                                                     $ 272,878           $ 346,110            $ 486,773
Cost of sales                                                   166,810             212,416              348,443
                                                       -----------------    ----------------     ----------------
Gross profit                                                    106,068             133,694              138,330

Selling, general and
    administrative expense                                       55,510              73,768              109,357
Amortization of intangible assets                                 3,738               4,501                6,806
Special charges                                                       -                   -                8,744
                                                       -----------------    ----------------     ----------------

Income from operations                                           46,820              55,425               13,423

Other income (expense), net                                       1,181               1,912                  (41)
Interest expense                                                 20,287              18,822               23,673
                                                       -----------------    ----------------     ----------------

Income (loss) before income taxes
    and extraordinary items                                      27,714              38,515              (10,291)

Income tax expense (benefit)                                     11,415              15,512               (3,176)
                                                       -----------------    ----------------     ----------------

Income (loss) before extraordinary items                         16,299              23,003               (7,115)

Extraordinary items, net of income taxes                              -              (3,749)                (703)
                                                       -----------------    ----------------     ----------------

Net income (loss)                                                16,299              19,254               (7,818)

Dividends accrued on preferred stock                              2,222                   -                    -
                                                       -----------------    ----------------     ----------------

Net income (loss) available to common
    stockholders                                               $ 14,077            $ 19,254             $ (7,818)
                                                       =================    ================     ================


Per common share - basic:
    Income (loss) before extraordinary items                     $ 1.15              $ 1.31              $ (0.36)
    Extraordinary items                                               -               (0.21)               (0.03)
                                                       -----------------    ----------------     ----------------
   Net income (loss)                                             $ 1.15              $ 1.10              $ (0.39)
                                                       =================    ================     ================

Per common share - diluted:
    Income (loss) before extraordinary items                     $ 1.02              $ 1.19              $ (0.36)
    Extraordinary items                                               -               (0.20)               (0.03)
                                                       -----------------    ----------------     ----------------
   Net income (loss)                                             $ 1.02              $ 0.99              $ (0.39)
                                                       =================    ================     ================

SEE ACCOMPANYING NOTES

                                           AFTERMARKET TECHNOLOGY CORP.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (In thousands, except share and per share data)

                                                                                                 Accumulated
                                                                                                   Other
                                          Preferred    Common      Additional       Retained    Comprehensive    Treasury
                                            Stock      Stock     Paid-In Capital    Earnings    Income (Loss)      Stock    Total
                                         ----------    -------   ---------------    --------    -------------    --------  -------
Balance at December 31, 1995              $ 22,946     $ 120        $ 19,880        $ 10,163         $ 25          $ -     $ 53,134

Issuance of 4,980,794 shares of common
   stock for cash at $13.50 per share,
   net of offering costs of $4,788               -        49          61,500               -            -            -       61,549

Redemption of preferred stock              (25,168)        -               -               -            -            -      (25,168)

Accrued dividends on preferred stock         2,222         -               -          (2,222)           -            -            -

Net income                                       -         -               -          16,299            -            -       16,299

Translation adjustment                           -         -               -               -           18            -           18

                                                                                                                            -------
     Comprehensive income                                                                                                    16,317

                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1996                     -       169          81,380          24,240           43            -      105,832

Issuance of 2,200,000 shares of common
   stock for cash at $22.03 per share,
   net of offering costs of $530                 -        22          47,915               -            -            -       47,937

Issuance of 396,480 shares of common
   stock from exercise of stock options          -         4           2,309               -            -            -        2,313

Net income                                       -         -               -          19,254            -            -       19,254

Translation adjustment                           -         -               -               -           93            -           93

                                                                                                                             ------
     Comprehensive income                                                                                                    19,347

                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1997                     -       195         131,604          43,494          136            -      175,429

Issuance of 834,494 shares of common
   stock from exercise of stock options          -         9           3,500               -            -            -        3,509

Purchase of 172,000 shares of common
   stock for treasury                            -         -               -               -            -       (1,994)      (1,994)

Net loss                                         -         -               -          (7,818)           -            -       (7,818)

Translation adjustment                           -         -               -               -       (1,115)           -       (1,115)

                                                                                                                            -------
     Comprehensive loss                                                                                                      (8,933)

                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1998                   $ -     $ 204       $ 135,104        $ 35,676       $ (979)    $ (1,994)    $168,011
                                       ============================================================================================

SEE ACCOMPANYING NOTES

                                   AFTERMARKET TECHNOLOGY CORP.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)

                                                                          For the years ended December 31,
                                                                  1996                    1997                  1998
                                                           --------------------    --------------------   -----------------
OPERATING ACTIVITIES:
Net income (loss)                                                     $ 16,299                $ 19,254            $ (7,818)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
      Extraordinary items                                                    -                   6,269               1,172
      Depreciation and amortization                                      5,773                   7,890              15,351
      Amortization of debt issuance costs                                  842                     905                 766
      Provision for losses on accounts receivable                          668                     921               1,877
      Capitalized interest                                                   -                       -                (461)
      Loss on sale of equipment                                             22                       8                 101
      Deferred income taxes                                              1,769                   1,586              (1,314)
      Changes in operating assets and liabilities
       (net of acquired businesses):
           Accounts receivable                                          (4,537)                (10,258)                388
           Inventories                                                 (12,574)                    544              (3,530)
           Prepaid and other assets                                       (988)                 (1,583)              1,780
           Accounts payable and accrued expenses                        10,521                 (13,803)             18,634
                                                           --------------------    --------------------   -----------------
Net cash provided by operating activities                               17,795                  11,733              26,946

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                              (7,843)                 (8,682)            (23,525)
Acquisition of companies, net of cash received                         (12,199)                (62,871)           (114,995)
Proceeds from sale of equipment                                             85                      77                 762
                                                           --------------------    --------------------   -----------------
Net cash used in investing activities                                  (19,957)                (71,476)           (137,758)

FINANCING ACTIVITIES:
Borrowings on credit facility, net                                           -                  11,100             127,250
Borrowings (payments) on bank line of credit, net                        3,523                     171              (2,261)
Payment of debt issuance costs                                               -                    (786)             (2,425)
Redemption of senior subordinated notes                                      -                 (44,800)            (10,000)
Sale of common stock, net of offering costs                             61,549                  47,937                   -
Redemption of preferred stock                                          (25,168)                      -                   -
Proceeds from exercise of stock options                                      -                     662               1,394
Purchase of common stock for treasury                                        -                       -              (1,994)
Payments on amounts due to acquired companies                                -                    (961)               (650)
                                                           --------------------    --------------------   -----------------
Net cash provided by financing activities                               39,904                  13,323             111,314
                                                           --------------------    --------------------   -----------------

Increase (decrease) in cash and cash equivalents                        37,742                 (46,420)                502

Cash and cash equivalents at beginning of year                           8,756                  46,498                  78
                                                           --------------------    --------------------   -----------------
Cash and cash equivalents at end of year                              $ 46,498                    $ 78               $ 580
                                                           ====================    ====================   =================

Cash paid during the year for:
      Interest                                                        $ 19,412                $ 19,094            $ 21,335
      Income taxes                                                      10,970                  10,880               4,420

SEE ACCOMPANYING NOTES

                          AFTERMARKET TECHNOLOGY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1.  THE COMPANY

         Aftermarket Technology Corp. and its subsidiaries ("ATC" or the "Company") is primarily a remanufacturer and distributor of drive train products used in the repair of vehicles in the automotive aftermarket. The Company's principal products include remanufactured transmissions, torque converters, engines, electronic control modules, instrument and display clusters, radios and remanufactured and new parts for the repair of automotive drive train assemblies. In addition, the Company provides value-added, third-party distribution and material logistical services. The Company also provides reverse logistics and material recovery services. The Company's automotive customers include original equipment manufacturers, independent transmission rebuilders, general repair shops, wholesale distributors and retail automotive parts stores. Established in 1994, the Company maintains manufacturing facilities and/or distribution centers in the United States, Canada, Mexico and the United Kingdom.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of new and used engine and transmission parts, cores and finished goods. Consideration is given to deterioration, obsolescence, and other factors in evaluating the estimated market value of inventory based upon management's judgement and available information.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets for financial reporting purposes, as follows: five to twelve years for machinery and equipment, three to six years for autos and trucks, three to ten years for furniture and fixtures and up to forty years for buildings and leasehold improvements. Depreciation expense was $2,035, $3,394 and $8,545 for the years ended December 31, 1996, 1997 and 1998, respectively.

INTERNAL USE COMPUTER SOFTWARE

         In 1998, the Company early adopted the provisions of SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Historically, the Company had capitalized all costs related to software and implementation services in connection with its internal use software systems, which were not material prior to 1998, and classified them as part of property, plant and equipment. During

1998, in accordance with SOP 98-1, the Company expensed software development costs principally related to training and data conversion. The effects of the change in accounting principle were immaterial to prior periods. As of December 31, 1998, capitalized internal use software costs were $10,494, including capitalized interest of $461.

START-UP COSTS

         In 1998, the Company early adopted the provisions of SOP 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES. Prior to the adoption of SOP 98-5, the Company capitalized certain costs related to start-up activities. As required by the provisions of SOP 98-5, the Company has expensed these costs. The effects of the change in accounting principle were immaterial to prior periods.

FOREIGN CURRENCY TRANSLATION

         The functional currency for the Company's foreign operations is the applicable local currency. Accordingly, all balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date and income statement amounts have been translated using the average exchange rate for the year. The translation adjustments resulting from the changes in exchange rates have been reported separately as a component of stockholders' equity. The effects of transaction gains and losses were not material for the periods presented.

DEBT ISSUANCE COSTS

         Debt issuance costs incurred in connection with the sale of the Senior Notes (see Note 10) and the Credit Facility (see Note 9) are being amortized over the life of the debt using a method which approximates the interest method. Debt issuance costs are reflected net of accumulated amortization of $2,018 and $2,433 at December 31, 1997 and 1998, respectively.

COST IN EXCESS OF NET ASSETS ACQUIRED

         The excess of cost over the fair market value of the net assets of businesses acquired (goodwill) is amortized on a straight-line basis over 40 years. Cost in excess of net assets acquired is reflected net of accumulated amortization of $12,758 and $19,561 at December 31, 1997 and 1998, respectively. The Company assesses the recoverability of cost in excess of net assets acquired by determining whether the amortization of the asset balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of the impairment, if any, is measured based on projected discounted future operating cash flows.

 LONG-LIVED ASSETS

         The Company evaluates its long-lived assets (including related Cost in excess of net assets acquired) on an ongoing basis. Identifiable intangibles are reviewed for impairment wherever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers, which are primarily in the automotive aftermarket industry throughout the United States, and to a lesser extent Canada and the United Kingdom. The credit risk associated with the Company's accounts receivable is mitigated by its credit evaluation process and the geographical dispersion of sales transactions. The Company grants credit to certain customers who meet pre-established credit requirements. Customers who do not meet those requirements are required to pay for products upon delivery.

         Accounts receivable is reflected net of an allowance for doubtful accounts of $1,146 and $2,404 at December 31, 1997 and 1998, respectively.

OFF BALANCE SHEET DERIVATIVE INSTRUMENTS

         During 1998 the Company entered into an interest rate swap agreement. The interest rate swap agreement is used by the Company to manage interest rate risk on a portion of its floating rate credit facility. The interest rate swap is matched as a hedge against and has the same maturity date as the Credit Facility. The interest rate swap agreement converts the floating interest rate on a portion of the Credit Facility to a fixed rate. The cost of the interest rate swap is recorded as part of interest expense and accrued expenses. Fair value of these instruments is based on estimated current settlement cost.

WARRANTY POLICY

         The Company estimates warranty cost as sales are made.

STOCK- BASED COMPENSATION

         The Company has elected to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the stock options awarded under the Company's 1996 and 1998 stock option plans. Accordingly, compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. The Company has adopted the disclosure only provisions of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position. The Company is required to adopt SFAS No. 133 on January 1, 2000.

RECLASSIFICATIONS

         Certain prior-year amounts have been reclassified to conform to the 1998 presentation.

NOTE 3.  ACQUISITIONS

         The Company acquired Tranzparts, Inc. ("Tranzparts") for $4.2 million and Diverco, Inc. ("Diverco") for $10.9 million, including transaction fees and related expenses, in April 1996 and October 1996, respectively. Goodwill recorded for Tranzparts and Diverco approximated $2.4 million and $6.6 million, respectively. The operations of Tranzparts and Diverco were not material to the Company's consolidated operations.

         In January 1997, the Company acquired Replacement & Exchange Parts Co., Inc. ("REPCO"); a Texas based distributor of transmission repair parts, for a purchase price of approximately $12.3 million, including transaction fees and related expenses. Goodwill recorded approximated $6.8 million. The operations of REPCO were not material to the Company's consolidated operations.

         In July 1997, the Company acquired substantially all of the assets of ATS Remanufacturing ("ATS"), a remanufacturer of automatic transmissions and related components located in Gastonia, North Carolina. To complete this acquisition, the Company made cash payments totaling $12.9 million, including transaction fees and related expenses. In addition, the ATS acquisition requires subsequent payments due on each of the first eight anniversaries of the closing date. As of December 31, 1998, the Company had made $1.0 million of additional payments related to the ATS acquisition. Substantially all of the additional payments to be made in the future, which will aggregate to approximately $18.0 million (present value $13.7 million as of December 31, 1998), are contingent upon the attainment of certain sales levels by ATS, which the Company believes are more likely than not to be attained. Goodwill recorded for ATS approximated $26.1 million. The operations of ATS were not material to the Company's consolidated operations.

         In August 1997, the Company acquired Trans Mart, Inc. ("Trans Mart"), a distributor of automatic and standard transmission parts and related drive train components based in Florence, Alabama. To complete this acquisition, the Company made cash payments of $27.9 million, including transaction fees and related expenses. Goodwill recorded for Trans Mart approximated $20.9 million. The operations of Trans Mart were not material to the Company's consolidated operations.

         In November 1997, the Company acquired Metran Automatic Transmission Parts Corp. ("Metran"), a New York based distributor of automatic and manual transmission parts and related drive train components, for a purchase price of approximately $8.1 million, including transaction fees and related expenses. Goodwill recorded approximated $5.3 million. The operations of Metran were not material to the Company's consolidated operations.

         In January 1998, the Company acquired the inventory, accounts receivable and related customer lists of Automatic Parts & Equipment, Inc., a Minnesota based distributor of automatic and manual transmission parts and related drive train components, for a purchase price of approximately $0.2 million, including transaction fees and related expenses. Goodwill recorded approximated $0.1 million. The operations of Automatic Parts & Equipment, Inc. were not material to the Company's consolidated operations.

         In March 1998, the Company acquired substantially all the assets of the OEM Division of Autocraft Industries, Inc. ("Autocraft"), a remanufacturer and distributor of drive train and electronic parts used in the warranty and aftermarket repair of passenger cars and light trucks. The purchase price was approximately $115.9 million, including transaction fees and related expenses. The Company has estimated an additional payment of approximately $5.9 million to be paid in 1999 based on the performance of the OEM Division's European operations during 1998. Goodwill recorded of approximately $73.2 million includes the additional payment. The financial statements reflect the preliminary allocation of the purchase price. The purchase price allocation will be finalized upon a final valuation of the acquired company's property, plant and equipment and certain other information.

         These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of each business from the date of acquisition.

         On a pro forma basis, had the Autocraft acquisition occurred as of the beginning of the following fiscal years, the Company would have reported:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                          1997           1998
                                                       --------------------------
                                                                 (UNAUDITED)
                                                       --------------------------
     Net sales........................................ $  480,203     $  513,844
     Income (loss) before extraordinary items.........     24,281         (7,154)
     Net income (loss)................................     20,169         (7,857)
     Earnings (loss) per share:
          Basic....................................... $     1.15     $    (0.39)
          Diluted.....................................       1.04          (0.39)

         The proforma information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

NOTE 4.  RELATED-PARTY TRANSACTIONS

         The Company believes the following transactions were on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties pursuant to arms-length negotiations.

         Amounts due to acquired companies are comprised primarily of additional purchase price payable to former owners and certain officers of companies acquired in 1996, 1997 and 1998. Amounts are payable through 2005.

         During 1998, the Company received fees totaling $1,062 from The Fred Jones Companies, Inc. for computer systems support services provided by the Company. In addition, the Company sold $95 of products to certain automobile dealerships owned by a limited liability company in which The Fred Jones Companies has a significant equity interest. Fred Hall, a director of the Company, is Chairman, President, Chief Executive Officer and a significant stockholder of The Fred Jones Companies.

         Rent expense includes amounts paid to related parties, including The Fred Jones Companies and certain former officers of the Company, of $940, $1,574 and $1,863 for the years ended December 31, 1996, 1997 and 1998, respectively.

         The Company paid Aurora Capital Partners ("ACP"), which controls the Company's largest stockholders, $299, $1,395 and $1,875 in fees for investment banking services provided in connection with companies acquired in 1996, 1997 and 1998, respectively. In addition, ACP was paid management fees of $513, $534 and $541 in 1996, 1997 and 1998, respectively. The Company reimburses ACP for out of pocket expenses incurred in connection with providing management services. ACP is also entitled to various additional fees depending on the Company's profitability or certain significant corporate transactions. No such additional fees were paid in 1996, 1997 or 1998.

NOTE 5.  INVENTORIES

         Inventories consist of the following:

                                                                 DECEMBER 31,
                                                           1997                1998
                                                     ------------------------------------
    Raw materials, including core inventories......      $  24,788           $  46,102
    Work-in-process................................          3,125               3,051
    Finished goods.................................         48,253              49,543
                                                     ------------------------------------
                                                         $  76,166           $  98,696
                                                     ====================================

         Finished goods include purchased parts which are available for sale.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are summarized as follows:

                                                                     DECEMBER 31,
                                                                1997             1998
                                                         ------------------------------------
    Land....................................                $        --      $     1,982
    Buildings...............................                         --           10,031
    Machinery and equipment.................                     19,335           54,165
    Autos and trucks........................                      2,712            4,045
    Furniture and fixtures..................                      3,139            3,997
    Leasehold improvements..................                      6,058           11,751
                                                         ------------------------------------
                                                                 31,244           85,971
    Less:  Accumulated depreciation and amortization             (6,830)         (22,068)
                                                         ------------------------------------
                                                             $   24,414       $   63,903
                                                         ====================================

NOTE 7.  ACCRUED EXPENSES

         Accrued expenses are summarized as follows:

                                                                     DECEMBER 31,
                                                               1997             1998
                                                        -------------------------------------
    Payroll and related costs.........................       $  5,820         $  11,478
    Interest payable..................................          6,253             6,885
    Core liability ...................................             --             5,170
    Warranty..........................................          1,682             3,364
    Non-income related taxes..........................            438             3,220
    Restructuring and other costs.....................             --             2,994
    Other.............................................          2,784             9,532
                                                        -------------------------------------
                                                             $ 16,977         $  42,643
                                                        =====================================

NOTE 8.  BANK LINE OF CREDIT

         In September 1998, the Company's Canadian subsidiaries renewed their revolving credit agreement with the Bank of Montreal (the "BOM Revolving Credit Agreement"), providing for a C$3.5 million revolving credit facility to accommodate the working capital needs of the Canadian subsidiaries. The funds available to be advanced may not exceed the aggregate of 75% of the eligible accounts receivable and 50% of the eligible inventory of the Canadian subsidiaries. Amounts advanced are secured by substantially all assets of the Canadian subsidiaries and are guaranteed by the Company. Interest is payable monthly at the Bank of Montreal's prime lending rate (7.75% at December 31, 1998) plus 0.25%. At December 31, 1998, $2.1 million was outstanding under this line of credit.

         The BOM Revolving Credit Agreement contains certain covenants, including a tangible net worth covenant for the combined results of the Company's Canadian subsidiaries, and provides for cross-default in the event of a default under the Company's Credit Facility (see Note 9.) As of December 31, 1998, the Company was in technical default of the BOM Revolving Credit Agreement due to the cross-default provision and was restricted from making further borrowings. In March 1999, the Company obtained the necessary amendments and waivers to cure the default on its Credit Facility as well as the cross-default provisions of the BOM Revolving Credit Agreement (See Note 22.)

NOTE 9.  CREDIT FACILITY

         In March 1998, the credit agreement for the Company's $100.0 million credit facility with The Chase Manhattan Bank, as agent (the "Bank"), was amended and restated to provide for a new credit facility comprised of a $100.0 million line of credit and a $120.0 million term loan (the "Credit Facility") to finance the Company's working capital requirements, future acquisitions and the acquisition of Autocraft (see Note 3). Amounts advanced under the Credit Facility are secured by substantially all the assets of the Company. Amounts advanced under the revolving portion of the Credit Facility will become due on December 31, 2003. The balance outstanding on the term loan as of December 31, 1998 was $110.0 million. The Company may prepay outstanding advances under the line of credit or the term loan portion of the Credit Facility in whole or in part without incurring any premium or penalty. At December 31, 1998, $28.4 million was outstanding under the line of credit.

         At the Company's election, amounts advanced under the revolving portion of the Credit Facility will bear interest at either (i) the Alternate Base Rate plus a specified margin, or (ii) the Eurodollar Rate plus a specified margin. The "Alternate Base Rate" is equal to the highest of (a) the Bank's prime rate,
(b) the secondary market rate for three-month certificates of deposit plus 1.0% and (c) the federal funds rate plus 0.5%, in each case as in effect from time to time. The "Eurodollar Rate" is the rate offered by the Bank for eurodollar deposits for one, two, three, six or, if available by all lenders, nine months (as selected by the Company). The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 1998, the Alternate Base Rate and the Eurodollar Rate margins are 0.0% and

1.0%, respectively. Interest payments on advances that bear interest based upon the Alternate Base Rate are due quarterly in arrears and on the termination date, and interest payments on advances that bear interest based upon the Eurodollar Rate are due on the last day of each relevant interest period (or, if such period exceeds three months, quarterly after the first day of such period). The blended interest rate on the credit facility for the year ended December 31, 1998 was 6.72%.

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

         During 1998, in order to convert $50.0 million of its Credit Facility to a fixed rate, the Company entered into an interest rate swap agreement.

         The Credit Facility contains several covenants, including ones that require the Company to maintain certain levels of net worth, leverage and cash flow coverage, and others that limit the Company's ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, issue stock and engage in transactions with affiliates of the Company and its subsidiaries.

         Based on its operating results during 1998, the Company was in technical default of the leverage and cash flow covenants of the Credit Facility and the Company's interest rate swap agreement as of December 31, 1998. Due to the defaults, the Company was not able to borrow under the Credit Facility. In March 1999, the Company obtained from its lenders waivers of the various defaults and certain amendments to the Credit Facility and the interest rate swap agreement.

          Annual maturities of the Company's Credit Facility are as follows as of December 31, 1998:

    1999........................................    $ 15,000
    2000........................................      20,000
    2001........................................      25,000
    2002........................................      25,000
    2003........................................      53,350
                                                    ---------
                                                    $138,350
                                                    =========

NOTE 10.  12% SERIES B AND D SENIOR SUBORDINATED NOTES

         On August 2, 1994, the Company completed a private placement issuance of $120.0 million of 12% Series A Senior Subordinated Notes due in 2004. Proceeds from the issuance were used to partially finance the acquisitions made by the Company in 1994. The privately placed debt was subsequently exchanged for public debt (Series B).

         On June 1, 1995, the Company completed another private placement issuance of $40.0 million of 12% Series C Senior Subordinated Notes due in 2004. Proceeds of $42.4 million from the issuance were used to finance acquisitions made by the Company during 1995. These notes have an effective interest rate of 10.95%. The privately placed debt was subsequently exchanged for public debt (Series D).

         Interest on the 12% Series B and Series D Senior Subordinated Notes (the "Senior Notes") is payable semiannually on February 1 and August 1 of each year. The Senior Notes will mature on August 1, 2004. On or after August 1, 1999, the Senior Notes may be redeemed at the option of the Company, in whole or in part, at specified redemption prices plus accrued and unpaid interest:


       YEAR                                                REDEMPTION PRICE
       ----                                                ----------------
       1999...............................................       106%
       2000...............................................       104
       2001...............................................       102
       2002 and thereafter................................       100

         In addition, at any time on or prior to August 1, 1997, the Company could have, subject to certain requirements, redeemed up to $30.0 million of the Series B Senior Notes and $10.0 million of the Series D Senior Notes with the net cash proceeds of one or more public equity offerings, at a price equal to 112% of the principal amount to be redeemed plus accrued and unpaid interest. On February 16, 1997, the Company exercised its right and redeemed $30.0 million in principal amount of the Series B Senior Notes and $10.0 million in principal amount of the Series D Senior Notes. In connection with these redemptions, the Company recorded an extraordinary loss of $3.8 million, net of tax.

         During 1998, the Company purchased and retired a total of $2.2 million in principal amount of the Series D Senior Notes and $7.4 million in principal amount of the Series B Senior Notes in open market transactions. In connection with these purchases, the Company recorded an extraordinary loss of $0.3 million, net of tax.

         In the event of a change in control, the Company would be required to offer to repurchase the Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest.

         The Senior Notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt (including the Company's Credit Facility). The Senior Notes are guaranteed by each of the Company's existing and future subsidiaries other than any subsidiary designated as an unrestricted subsidiary (as defined). As of December 31, 1998, the Company had no unrestricted subsidiaries. The Company may incur additional indebtedness, including borrowings under its Credit Facility (See Note 9), subject to certain limitations.

         The indentures under which the Senior Notes were issued contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness under certain conditions, issue disqualified capital stock, engage in transactions with affiliates, incur liens, make certain restricted payments (including dividends), make certain asset sales and permit certain restrictions on the ability of its subsidiaries to make distributions. As of December 31, 1998, the Company was in compliance with such covenants.


NOTE 11.  INCOME TAXES

         The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Income tax expense (benefit) consist of the following:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                              1996          1997          1998
                                          ----------------------------------------
Current:
   Federal............................... $   8,350       $  11,902     $  (1,938)
   State.................................     1,147           1,919          (277)
   Foreign...............................       149             105           353
                                          ----------------------------------------
Total current............................     9,646          13,926        (1,862)
Deferred:
   Federal...............................     1,621           1,366        (1,150)
   State.................................       148             220          (164)
                                          -----------------------------------------
Total deferred...........................     1,769           1,586        (1,314)

Extraordinary items......................        --         ( 2,520)         (469)
                                          -----------------------------------------
                                          $  11,415       $  12,992     $  (3,645)
                                          =========================================

         In addition, the Company has recognized tax benefits related to the exercise of certain non-qualified stock options as an increase in stockholders' equity of $1,696 and $2,196 for the years ended December 31, 1997 and 1998, respectively.

         The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                       1996                         1997                         1998
                            -----------------------------------------------------------------------------------
                               AMOUNT       PERCENT        AMOUNT        PERCENT         AMOUNT      PERCENT
                            -----------------------------------------------------------------------------------
Tax at U.S. statutory rates $   9,700         35.0%       $  11,286        35.0%        $ (4,012)     35.0%
State income taxes, net of
 federal tax benefit......        842          3.0            1,167         3.6             (573)      5.0
Foreign income taxes......         --           --               --          --              516      (4.5)
Other.....................        873          3.2              539         1.7              424      (3.7)
                            -----------------------------------------------------------------------------------
                            $  11,415         41.2%       $  12,992        40.3%        $ (3,645)     31.8%
                            ===================================================================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                DECEMBER 31,
                                                             1997        1998
                                                          ------------------------
Deferred tax assets:
   Inventory obsolescence reserve........................ $    854    $   3,774
   Allowance for doubtful accounts.......................      378          566
   Product warranty accruals.............................      506        1,117
   Other accruals and deferrals..........................    1,740        2,783
                                                          ------------------------
Total deferred tax assets................................    3,478        8,240
                                                          ------------------------
Deferred tax liabilities:
   Amortization of intangible assets ....................    6,987       10,123
   Accelerated depreciation..............................    1,057        1,217
   Other accruals and deferrals..........................       --          152
                                                          ------------------------
Total deferred tax liabilities...........................    8,044       11,492
                                                          ------------------------
Net deferred tax liability............................... $  4,566    $   3,252
                                                          ========================

NOTE 12.  STOCK OPTIONS AND WARRANTS

         The Company provides stock options to employees, non-employee directors, and independent contractors under its 1996 Stock Incentive Plan (the "1996 Plan") and its 1998 Stock Incentive Plan (the "1998 Plan"). The Plans provide for granting of non-qualified and incentive stock option awards. Options under the Plans are generally granted at fair value and vest over a period of time to be determined by the Board of Directors, generally from three to five years. Options under the Plans expire 10 years from the date of grant. The Company has reserved 2.4 million and 1.2 million shares of common stock under the 1996 and 1998 Plans, respectively. Options available for grant under the Plans were 9,606 and 525,106 as of December 31, 1997 and 1998, respectively.

         A summary of the status of the Company's option plans are presented below:

                                               1996                      1997                      1998
                                     ------------------------   -----------------------   --------------------------
                                                    WEIGHTED-                 WEIGHTED-                  WEIGHTED-
                                                    AVERAGE                    AVERAGE                    AVERAGE
                                                    EXERCISE                  EXERCISE                    EXERCISE
                                       SHARES        PRICE       SHARES        PRICE        SHARES        PRICE
                                     ---------     ---------    ---------     --------    ----------    ------------
Outstanding at beginning of year...  1,526,778       $1.67      2,272,218     $ 2.65       1,993,914      $ 3.82
Granted............................    745,440       $4.67        130,176     $17.64       1,336,000      $ 9.54
Exercised..........................         --          --       (396,480)    $ 1.67        (834,494)     $ 1.67
Canceled...........................         --          --       (12,000)     $ 4.67        (651,500)     $ 7.97
                                     ---------     ---------    ---------     --------    ----------    ------------
Outstanding at end of year.........  2,272,218       $2.65      1,993,914     $ 3.82       1,843,920      $ 7.46
                                     ---------                  ---------                  ---------
Exercisable at end of year.........  1,117,113       $1.67      1,163,944     $ 2.27         600,234      $ 4.71
                                     =========                  =========                  =========

Weighted-average fair value of
  options granted during the
  year.............................                  $7.10                     $12.11                     $ 5.98


         The following summarizes information about options outstanding as of December 31, 1998:

                                   OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                    ---------------------------------------------------      ---------------------------------
                                             AVERAGE          WEIGHTED-                             WEIGHTED-
      RANGE OF                              REMAINING         AVERAGE                               AVERAGE
      EXERCISE                             CONTRACTUAL        EXERCISE                              EXERCISE
       PRICES              SHARES             LIFE             PRICES            SHARES              PRICES
                    -------------------   -------------      ----------      ------------------   ------------
      $1.67               295,804           5.9 years           $1.67             126,060             $ 1.67
   $4.60-$6.90            990,440           7.4 years           $4.96             450,783             $ 4.97
   $6.91-$11.50           206,000          10.0 years          $10.03                --                --
  $11.51-$16.10            35,088           8.2 years          $14.75              11,695             $14.75
  $16.11-$20.50           316,588           9.3 years          $18.02              11,696             $17.25
                    -------------------                                      -----------------
                        1,843,920           7.8 years           $7.46             600,234             $ 4.71
                    ===================                                      ==================

         In connection with the Company's initial acquisitions in July of 1994, warrants to purchase 350,880 shares of Common Stock at $1.67 per share were issued to two individuals. The warrants are exercisable through 2004. The Company has also issued a warrant to one member of the Board of Directors to purchase 70,176 shares of Common Stock at $1.67 per share, the fair value of the Common Stock on the date of grant.

         Had compensation cost for the Company's Plans been determined in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income (loss) and earnings (loss) per share would have been reduced to the proforma amounts indicated below:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                      1996         1997        1998
                                                   -------------------------------------
Income (loss) before extraordinary items:
     As reported................................     $16,299      $23,003     $(7,115)
     Pro forma..................................      15,982       22,127      (9,457)
Basic earnings (loss) per common share:
     As reported................................      $ 1.15       $ 1.31     $ (0.36)
     Pro forma..................................        1.13         1.26       (0.47)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                   1996          1997          1998
                                                --------------------------------------
Expected volatility........................        51.31%        51.31%        71.16%
Risk-free interest rates...................         6.00%         6.00%         5.25%
Expected lives.............................     8.2 years     8.2 years     6.3 years

         The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

NOTE 13.  COMMON AND PREFERRED STOCK

         On December 17, 1996, the Company sold 4.0 million shares of common stock at $13.50 per share through an initial public offering. In addition, the Company sold to General Electric Pension Trust 1.0 million shares of common stock at $12.555 per share in a private placement.

         On October 28, 1997, the Company completed a secondary public offering of 3.7 million shares of its common stock at $23.25 per share. Of the shares sold in the offering, 2.2 million shares were sold by the Company and 1.5 million shares were sold by certain stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

         On May 6, 1998, the stockholders of the Company approved the amendment to the Company's Amended and Restated Certificate of Incorporation to reduce the number of authorized shares of preferred stock from 5,000,000 to 2,000,000.

         On August 26, 1998, the Company's Board of Directors authorized the Company to repurchase 350,000 shares of the Company's Common Stock. As of December 31, 1998, the Company had repurchased 172,000 shares at an average price $11.59 per share.

NOTE 14.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                     1996              1997              1998
                                                              -----------------------------------------------------
Numerator:
   Net income (loss)......................................          $16,299          $19,254          $(7,818)
                                                              -----------------------------------------------------

Denominator:
   Weighted-average common shares outstanding.............       12,203,021       17,496,173        19,985,850
   Common shares issued to redeem preferred stock ........        1,948,767               --                --
                                                              -----------------------------------------------------
   Denominator for basic earnings per common share........       14,151,788       17,496,173        19,985,850

   Effect of dilutive securities:
      Employee stock options and warrants.................        1,766,596        1,839,186                --
                                                              -----------------------------------------------------
   Denominator for diluted earnings per common share .....       15,918,384       19,335,359        19,985,850
                                                              =====================================================

Basic earnings (loss) per common share....................            $1.15            $1.10           $(0.39)
Diluted earnings (loss) per common share..................             1.02             0.99            (0.39)


         The share calculation for 1996 is based upon the pro forma effects from the estimated number of shares of Common Stock issued in the Company's initial public offering from which net proceeds were used to redeem the outstanding preferred stock including accrued dividends.

         Due to the loss reported in 1998, the applicable share calculation above excludes the antidilutive effect of stock options and warrants which would have been 1,092,511 had the Company not reported a loss.

NOTE 15.  EMPLOYEE RETIREMENT PLAN

         The Company's defined contribution plans provide substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements. Contributions are made on a before-tax basis to substantially all of these plans.

         As determined by the provisions of each plan, the Company matches a portion of the employees' basic voluntary contributions. Company matching contributions to the plans were approximately $206, $359 and $532 for the plan years ending in 1996, 1997 and 1998, respectively.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities and equipment under various operating lease agreements, which expire on various dates through 2012. Facility leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:


FOR THE YEARS ENDED DECEMBER 31,
1999................................................      $11,792
2000................................................       10,071
2001................................................        7,810
2002................................................        6,264
2003................................................        4,647
Thereafter..........................................        7,960
                                                    ------------------
                                                          $48,544
                                                    ==================

         Rent expense for all operating leases approximated $4,582, $7,228 and $9,561 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

         The company from which RPM Merit ("RPM") acquired its assets (the "Prior RPM Company") has been identified by the United States Environmental Protection Agency (the "EPA") as one of many potentially responsible parties for environmental liabilities associated with a "Superfund" site located in the area of RPM's former manufacturing facilities and current distribution facility in Azusa, California. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund") provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from potentially responsible parties ("PRPs"). PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators. As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard. The EPA has preliminarily estimated that it will cost approximately $47.0 million to construct and approximately $4.0 million per year for an indefinite period to operate an interim remedial groundwater pumping and treatment system for the part of the Superfund site within which RPM's former manufacturing facilities and current distribution facility, as well as those of many other potentially responsible parties, are located. The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with the Superfund site are likely to be assessed. The Company has significantly reduced its presence at the site and has moved all manufacturing operations off-site. Since July 1995, the Company's only real property interest in this site has been the lease of a 6,000 square foot storage and distribution facility. The RPM acquisition agreement and the leases pursuant to which the Company leased RPM's facilities after the Company acquired the assets of RPM (the "RPM Acquisition") expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the RPM Acquisition, although the Company could become responsible for these liabilities under various legal theories. The Company is indemnified against any such liabilities by the seller of RPM as well as the Prior RPM Company shareholders. There can be no assurance, however, that the Company would be able to make any recovery under any indemnification provisions. Since the RPM Acquisition, the Company has been engaged in negotiations with the EPA to settle any liability that it may have for this site. Although there can be no assurance, the Company believes that it will not incur any material liability as a result of these environmental conditions.

NOTE 17.  REPORTABLE SEGMENTS

         The Company has two reportable segments: Original Equipment Manufacturer ("OEM") segment and Independent Aftermarket segment. The Company's OEM segment consists of four operating units that primarily sell remanufactured transmissions and engines directly to the OEMs. The Company's Independent Aftermarket segment consists of the Company's Distribution Group, which primarily sells transmission repair kits, soft parts, remanufactured torque converters and new and remanufactured hard parts used in drive train repairs to independent transmission rebuilders and to a lesser extent to general repair shops, wholesale distributors and retail automotive parts stores. Other operating units, which are not reportable segments, consist of an electronic parts remanufacturing and distribution business, warehouse and distribution services for AT&T Wireless (the cellular telephone subsidiary of AT&T) and a material recovery processing business for Ford.

         The Company evaluates performance and allocates resources based upon profit or loss before income taxes and extraordinary items ("EBT"). The reportable segments' accounting policies are the same as those described in the summary of significant accounting policies (see Note 2). Intersegment sales and transfers are recorded at the Company's standard cost and all intersegment profits, if any, are eliminated.

         The reportable segments are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:

                                                                    INDEPENDENT
                                                       OEM          AFTERMARKET         OTHER         TOTALS
                                                     ---------      -----------      ----------      --------
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998:
   Revenues from external customers................. $ 252,962       $ 186,730        $  47,081      $ 486,773
   Intersegment revenues............................       720           1,069                -          1,789
   Other income.....................................     2,454             529              441          3,424
   Interest expense.................................    20,795          10,985            2,911         34,691
   Depreciation and amortization expense............     8,676           4,416            1,628         14,720
   Special charges..................................     5,050           2,070                -          7,120
   Segment profit (loss)............................     5,523        (22,057)            2,265       (14,269)
   Segment assets...................................   351,560         158,914           44,535        555,009
   Expenditures for long-lived assets...............     7,936          12,761            2,560         23,257

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1997:
   Revenues from external customers................  $ 180,280       $ 158,415        $   7,415      $ 346,110
   Intersegment revenues...........................      3,364             314                -          3,678
   Other income.....................................       810           1,160                -          1,970
   Interest expense.................................    15,168           8,248              309         23,725
   Depreciation and amortization expense............     5,125           2,576              110          7,811
   Segment profit (loss)...........................     32,650           3,573            (208)         36,015
   Segment assets..................................    239,409         140,930            5,880        386,219
   Expenditures for long-lived assets..............      5,634           2,466              112          8,212

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1996:
   Revenues from external customers................ $  159,522       $ 107,002        $   6,354      $ 272,878
   Intersegment revenues...........................      5,405             328                -          5,733
   Other income.....................................       489             627                -          1,116
   Interest expense.................................    14,115           5,483              401         19,999
   Depreciation and amortization expense............     4,152           1,480              136          5,768
   Segment profit (loss)...........................     26,854           1,994            (297)         28,551
   Segment assets..................................    202,179          88,228            5,406        295,813
   Expenditures for long-lived assets..............      6,382           1,357               31          7,770

         A reconciliation of the reportable segments to consolidated net sales, income (loss) before income taxes and extraordinary items and consolidated assets are as follows:

                                                               As of and for the
                                                            Years Ended December 31,
                                                    -------------------------------------
                                                       1996          1997           1998
                                                       ----          ----           ----
NET SALES:
    External revenues from reportable segments..... $ 266,524     $ 338,695      $ 439,692
    Intersegment revenues for reportable segments..     5,733         3,678          1,789
    Other revenues.................................     6,354         7,415         47,081
    Elimination of intersegment revenues...........    (5,733)       (3,678)        (1,789)
                                                    ---------     ---------      ---------
           Consolidated net sales.................. $ 272,878     $ 346,110      $ 486,773
                                                    =========     =========      =========
PROFIT:
    Total profit (loss) for reportable segments.... $  28,848     $  36,223      $ (16,534)
    Other profit (loss)............................      (297)         (208)         2,265
    Unallocated amounts:
      Elimination of intersegment profits..........       107          (171)             -
      Special charges..............................         -             -         (1,624)
      Corporate expenses...........................      (716)       (2,095)        (1,320)
      Depreciation and amortization................        (5)          (79)          (631)
      Other income (expense), net..................        65           (58)        (3,465)
      Interest expense.............................      (288)        4,903         11,018
                                                    ---------     ---------      ---------
           Income (loss) before income taxes and
             Extraordinary item.................... $  27,714     $  38,515      $ (10,291)
                                                    =========     =========      =========
ASSETS:
    Total assets for reportable segments........... $ 290,407     $ 380,339      $ 510,474
    Other assets...................................     5,406         5,880         44,535
    Elimination of intercompany accounts...........   (18,245)      (29,281)       (26,556)
    Unallocated assets.............................    43,179        11,739          3,452
                                                    ---------     ---------      ---------
           Consolidated assets..................... $ 320,747     $ 368,677      $ 531,905
                                                    =========     =========      =========

Other significant items as disclosed within the reportable segments are reconciled to the consolidated totals as follows:

                                                      Segment
                                                       Totals     Adjustments   Consolidated
                                                       ------     -----------   ------------
OTHER SIGNIFICANT ITEMS:
    FOR THE YEAR ENDED DECEMBER 31, 1998
      Other income (expense), net..................    $ 3,424     $(3,465)       $   (41)
      Interest expense.............................     34,691     (11,018)         23,673
      Depreciation and amortization expense........     14,720          631         15,351
      Special charges..............................      7,120        1,624          8,744
      Expenditures for long-lived assets...........     23,257          268         23,525

    FOR THE YEAR ENDED DECEMBER 31, 1997
      Other income (expense), net..................    $ 1,970      $  (58)       $  1,912
      Interest expense.............................     23,725      (4,903)         18,822
      Depreciation and amortization expense........      7,811           79          7,890
      Expenditures for long-lived assets...........      8,212          470          8,682

    FOR THE YEAR ENDED DECEMBER 31, 1996
      Other income (expense), net..................    $ 1,116       $   65       $  1,181
      Interest expense.............................     19,999          288         20,287
      Depreciation and amortization expense........      5,768            5          5,773
      Expenditures for long-lived assets...........      7,770           73          7,843


         Revenues and long-lived assets by geographic area are determined by the location of the Company's facilities as follows:

                                                   As of and for the
                                                Years Ended December 31,
                                                ------------------------
                                               1996          1997          1998
                                               ----          ----          ----
NET SALES:
    United States.....................      $ 254,598     $ 324,219     $ 442,759
    Canada and Europe.................         18,280        21,891        44,014
                                            ---------     ---------     ---------
    Consolidated net sales............      $ 272,878     $ 346,110     $ 486,773
                                            =========     =========     =========
LONG-LIVED ASSETS:
    United States.....................      $ 162,166     $ 221,963     $ 318,184
    Canada and Europe.................          7,528         7,514        19,935
                                            ---------     ---------     ---------
    Consolidated long-lived assets....      $ 169,694     $ 229,477     $ 338,119
                                            =========     =========     =========

         For the year ended December 31, 1998 the Company had two significant external customers. Both customers were within the OEM segment and represented $88,379 and $83,155 of consolidated net sales.

         For the years ended December 31, 1996 and 1997 sales to one customer within the OEM segment represented approximately $101,499 and $110,671 of consolidated net sales, respectively.

NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

        With the exception of the Company's Senior Notes and interest rate swap agreement, the carrying amounts of the Company's financial instruments approximate their fair values due to the fact that they are either short-term in nature or re-priced to fair value through floating interest rates.

        The carrying amounts and fair values of these financial instruments are as follows:

                                                    December 31,
                                    --------------------------------------------
                                             1997                   1998
                                    --------------------------------------------
                                    Carrying      Fair      Carrying     Fair
                                     Amount       Value     Amount       Value
                                    --------------------------------------------
Series B Senior Notes............... $ 90,000   $ 98,811     $ 82,570   $89,118
Series D Senior Notes...............   30,000     32,937       27,815    30,021
Interest rate swap agreement........       --         --           --   (1,854)

NOTE 19.  SPECIAL CHARGES

         The Company has commenced certain initiatives designed to improve operating efficiencies and reduce costs. In the second quarter of 1998 the Company recorded $3,580 in special charges related to these initiatives, consisting of $1,085 of restructuring charges and $2,495 of other charges. The restructuring charges included $822 of severance costs for 11 people and $263 of exit costs. The severance costs were incurred in connection with the reorganization of the ATC Distribution Group's management structure, centralization of the ATC Distribution Group's Management Information Systems ("MIS") operations and certain other personnel matters. The exit costs were incurred to consolidate the Company's Joplin and Springfield, Missouri engine remanufacturing lines into the Springfield facility. The other charges consisted of $2,044 of idle plant capacity costs incurred at the Joplin facility due to the consolidation of the remanufacturing lines and $451 of relocation costs related to the centralization of the ATC Distribution Group's management team and to centralize the ATC Distribution Group's MIS operations.

         In the fourth quarter of 1998 the Company recorded an additional $5,164 in special charges comprised of $2,764 in restructuring costs and $2,400 in non-income related taxes. The $2,764 restructuring cost includes $1,868 of severance costs for seven people, $596 of exit costs and $300 of other costs. The severance costs were incurred in connection with the replacement of the Company's Chief Executive Officer and other members of management as well as additional reorganization of the ATC Distribution Group's management structure. The Company is continuing to evaluate its business to identify additional improvements that may result in additional special charges. The non-income related tax charge is due to a state's 1998 interpretation of tax laws. This interpretation was applied retroactively to prior fiscal years. Due to a change in distribution operations, the Company's exposure to the effect of this tax interpretation will be significantly reduced in future tax periods.

         The following table summarizes the provisions and reserves for restructuring and special charges as included in accrued expenses:

                                    Termination
                                      Benefits     Exit/Other Costs     Total
                                    ------------   ----------------    -------
Provision 1998....................    $ 2,690          $ 6,054         $ 8,744
Payments 1998.....................       (822)          (2,528)         (3,350)
                                     -----------   ----------------    ---------
Reserve at December 31, 1998......    $ 1,868          $ 3,526         $ 5,394
                                     ===========   ================    =========

NOTE 20.  EXTRAORDINARY ITEMS

         The extraordinary item in 1997 of $3,749, net of income tax benefit of $2,520, consists largely of a pre-tax charge of $5,727 related to the early redemption of $40,000 in principal amount of the Company's Senior Notes, consisting of the early redemption premium charge of $4,316 plus unamortized deferred financing fees of $1,411. The extraordinary item also includes a pre-tax charge of $542 related to the restructuring of the Company's original revolving credit facility. Both events occurred in February 1997.

         In March 1998, in connection with the restatement and amendment of the credit agreement to provide for the Credit Facility, the Company recorded an extraordinary item of $363, net of income tax benefit of $242, related to the write-off of previously capitalized debt issuance costs.

         In September and October 1998, the Company purchased and retired $9,615 in principal amount of the Company's Senior Notes in open market transactions. In connection with these repurchases, the Company recorded an extraordinary item of $340, net of income tax benefit of $227, related to the purchase price premium and the write-off of unamortized deferred financing fees.


NOTE 21.  SALE OF SUBSIDIARY

         In December 1998, the Company entered into an agreement to sell the assets of Mascot Truck Parts, Inc. for $3.8 million. As part of this transaction, the Company recorded a $1.2 million loss in 1998. This amount is reported on the income statement under the heading "Other income and (expense), net."

NOTE 22.  SUBSEQUENT EVENTS

         In March 1999, the Company obtained from its lenders, waivers of the various defaults under the Credit Facility as of December 31, 1998 and certain amendments to the Credit Facility and interest rate swap agreement.

NOTE 23.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               QUARTER
                                                               --------------------------------------------
                                                                FIRST       SECOND       THIRD      FOURTH
                                                               --------------------------------------------
1996
----
Net sales.................................................     $ 64,146    $ 66,873    $ 68,287    $ 73,572
Gross profit..............................................       25,788      25,063      25,998      29,219
Net income................................................        4,399       3,891       4,051       3,958
Pro forma earnings per share..............................        $0.28       $0.25       $0.26       $0.23

1997
----
Net sales.................................................     $ 82,688    $ 85,410    $ 88,392    $ 89,620
Gross profit..............................................       31,575      33,363      33,873      34,883
Income before extraordinary item..........................        5,567       5,912       5,652       5,872
Diluted earnings per share................................        $0.29       $0.31       $0.30       $0.29

1998
----
Net sales.................................................    $ 107,001   $ 130,468    $125,003    $124,301
Gross profit..............................................       37,478      41,430      38,072      21,350
Income (loss) before extraordinary item...................        6,303       3,998       2,553    (19,969)
Earnings (loss) per share.................................     $   0.30     $  0.19     $  0.12    $ (0.99)

Due to the loss reported in the fourth quarter of 1998, the applicable per share calculation above excludes the antidilutive effect of stock options and warrants in the fourth quarter of 1998.

The Company recorded 1998 year-end adjustments of approximately $21.1 million, net of tax. These adjustments were as follows:


Inventory reserves                                      $   6,894
Accruals and other reserves                                 6,226
Special charges (See Note 19)                               5,164
Core liability                                              5,170
Start-up activities and software costs expensed             3,881
Loss on sale of subsidiary                                  1,182
Other                                                       4,317
Income tax benefit of adjustments                         (11,745)
                                                        ---------
Total                                                   $  21,089
                                                        =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                   PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:


NAME                              AGE        POSITIONS
----                              ---        ---------
Michael T. DuBose                 45         Chairman of the Board, President and Chief Executive Officer
Ronald E. Bradshaw                54         Executive Vice President and President, Autocraft Electronics
Barry C. Kohn                     43         Vice President and Chief Financial Officer
John J. Machota                   47         Vice President--Human Resources
Joseph Salamunovich               39         Vice President, General Counsel and Secretary
Kenneth A. Bear                   47         President, Aaron's Automotive Products, Inc.
Thomas R. Kawsky                  50         President, Autocraft Industries, Inc.
Michael L. LePore                 45         President, Component Remanufacturing Specialists, Inc.
Robert Anderson                   78         Director
Richard R. Crowell                44         Director
Dale F. Frey                      66         Director
Fred J. Hall                      47         Director
Mark C. Hardy                     35         Director
Dr. Michael J. Hartnett           53         Director
Gerald L. Parsky                  56         Director
Richard K. Roeder                 50         Director
William A. Smith                  53         Director
J. Richard Stonesifer             62         Director


         MICHAEL T. DUBOSE joined the Company as Chairman of the Board of Directors, President and Chief Executive Officer on December 15, 1998. Prior to that he served as a consultant to Aurora Capital Partners ("ACP") from December 1997. From 1995 to 1997 Mr. DuBose was Chairman and Chief Executive Officer of Grimes Aerospace Company, an international engineering, manufacturing and distribution company. From 1993 to 1995 he served as Senior Vice President of SAI Corporation's computer equipment manufacturing and systems sector. Prior to that Mr. DuBose held various positions at General Instrument and General Electric Company.

         RONALD E. BRADSHAW has served as Executive Vice President of the Company since March 1998 and as President of the Company's Autocraft Electronics subsidiary since March 1, 1999. Mr. Bradshaw joined the Company following the completion of its acquisition of Autocraft from The Fred Jones Companies, Inc. (which was formerly known as Autocraft Industries, Inc.). Prior to that, Mr. Bradshaw served as President and Chief Operating Officer of The Fred Jones Companies since October 1997 and as Senior Vice President and Chief Financial Officer from 1994 to 1997 and as Treasurer from 1990 to 1994. Autocraft Electronics remanufactures engine control modules, radios, instrument and display clusters, and certain other electronic components for General Motors, Ford and certain other OEMs.

         BARRY C. KOHN joined the Company as Vice President and Chief Financial Officer on January 25, 1999. During 1998 he served as a self-employed financial consultant. From 1995 to 1997 Mr. Kohn was Senior Vice President and Chief Financial Officer of Grimes Aerospace Company, an international engineering, manufacturing and distribution company. Between 1987 and 1995 he held increasingly senior positions at Grimes including Treasurer, Controller and Manager of Business Planning. Mr. Kohn is a Certified Public Accountant.

         JOHN J. MACHOTA has served as Vice President--Human Resources of the Company since June 1997. From 1996 to 1997, he was a self-employed human resources consultant. From 1995 to 1996, Mr. Machota was Vice President-- Compensation for Waste Management, Inc. and from 1993 to 1995 served as Waste Management's Vice President--Human Resource Services. From 1986 to 1993 Mr. Machota was Vice President--Human Resources for a subsidiary of Waste Management and prior to that held various other positions in the human resources area.

         JOSEPH SALAMUNOVICH joined the Company as Vice President, General Counsel and Secretary in March 1997. From 1995 to March 1997, Mr. Salamunovich was a partner in the law firm of Gibson, Dunn & Crutcher LLP, where he specialized in corporate and securities law matters. From 1986 to 1995, Mr. Salamunovich was an associate of the same firm.

         KENNETH A. BEAR became President of the Company's Aaron's Automotive Products, Inc. subsidiary in February 1998. Prior to that he held various other positions with Aaron's, including Executive Vice President since 1989. Mr. Bear joined Aaron's in 1983. Aaron's remanufactures transmissions and engines for Chrysler and engines for sale to independent aftermarket customers.

         THOMAS R. KAWSKY became President of the Company's Autocraft Industries, Inc. subsidiary in March 1998 following the Autocraft Acquisition. Prior to that he served as Vice President and General Manager of the OEM Division of The Fred Jones Companies, Inc. since October 1997 and before joining Fred Jones he served as Vice President--Manufacturing for the G&O Division of TransPro, Inc. since March 1997. Prior to that, Mr. Kawsky was employed by Cummins Engine Company for 26 years, where he served most recently as General Manager--Engines for the Cummins Diesel ReCon Division. Autocraft Industries remanufactures transmissions for Ford.

         MICHAEL L. LEPORE has been President of the Company's Component Remanufacturing Specialists, Inc. subsidiary since 1984. From 1976 to 1984 Mr. LePore was manager of U.S. Operations for Borg Warner Parts and Service Division, a subsidiary of Borg Warner LTD U.K. CRS remanufactures transmissions for General Motors, Isuzu, Hyundai and certain other OEMs.

         ROBERT ANDERSON became a director of the Company in March 1997. Mr. Anderson has been associated with Rockwell International Corporation since 1968, where he has been Chairman Emeritus since 1990 and served previously as Chairman of the Executive Committee from 1988 to 1990 and as Chairman of the Board and Chief Executive Officer from 1979 to 1988. Mr. Anderson is a director of Gulfstream Aerospace Corporation, Motor Cargo Industries, Inc. and Optical Data Systems Company.

         RICHARD R. CROWELL became a director of the Company in July 1994. Mr. Crowell is President and a founding partner of ACP. Prior to forming ACP in 1991, Mr. Crowell was a Managing Director of Rosecliff, Inc., the management company for Acadia Partners L.P. since its inception in 1987.

         DALE F. FREY became a director of the Company in August 1997. Prior to his retirement in early 1997, Mr. Frey was Chairman of the Board, President and Chief Executive Officer of General Electric Investment Corporation, a position he had held since 1984, and was a Vice President of General Electric Company since 1980. Mr. Frey is a director of USF&G Corporation, Praxair, Inc., First American Financial Corporation (until April 1999), Roadway Express and Promus Hotel Corp.

         MARK C. HARDY became a director of the Company in July 1994. Mr. Hardy is a Principal of ACP and joined ACP in June 1993. Prior to joining ACP, Mr. Hardy was an Associate at Bain & Company, a consulting firm.

         FRED J. HALL became a director of the Company in May 1998. Mr. Hall is Chairman of the Board, President and Chief Executive Officer of The Fred Jones Companies, Inc. which in March 1998 completed the sale of Autocraft to the Company. In addition to being employed in various capacities by The Fred Jones Companies and its affiliates since 1977, Mr. Hall served as Deputy Assistant Secretary of State for European and Canadian Affairs from 1986 to 1988.

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

         WILLIAM A. SMITH has been a director of the Company since July 1994. He served as Chairman Emeritus of the Board of Directors from August 1997 to December 1998 and prior to that served as Chairman of the Board since July 1994. Mr. Smith was President and Chief Executive Officer of the Company from July 1994 until October 1996. From March 1993 to July 1994, Mr. Smith served as a consultant to ACP in connection with the Initial Acquisitions. From March 1992 to March 1993, Mr. Smith was President of the Rucker Fluid Power Division of Lucas Industries, plc. Prior to that, Mr. Smith held various positions with Navistar International Transportation Corporation, Labinal, Inc. (a French automotive and aerospace equipment manufacturer) and Cummins Engine Company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of any equity security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to the Company. Based solely on a review of the copies of the forms that the Company received, the Company believes that the following forms were not filed on timely basis: a Form 3 for Mr. DuBose that was due in December 1998; Form 4s for James R. Wehr (former President of Aaron's) that were due in June and July 1998 to report the disposition of 31,000 and 45,000 shares of Common Stock, respectively; a Form 4 for Mr. Kawsky that was due in October 1998 to report the grant of options to purchase 15,000 shares of Common Stock; and a Form 4 for Mr. LePore that was due in July 1998 to report the exercise of options to purchase 11,696 shares of Common Stock and the grant of options to purchase 15,000 shares of Common Stock. These oversights were subsequently corrected when Mr. DuBose filed a Form 3 in February 1999, Mr. Wehr filed Form 4s in August 1998, and Messrs. Kawsky and LePore filed Form 5s in February 1999.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth, for the three most recently completed fiscal years, the cash compensation for services in all capacities to the Company of those persons who were, as of December 31, 1998, (i) the Company's current Chief Executive Officer, (ii) the Company's former Chief Executive Officer, and (iii) the four other most highly compensated executive officers of the Company and its subsidiaries during the last fiscal year (collectively, the "Named Executive Officers"):

                                                     ANNUAL                   LONG-TERM
                                                  COMPENSATION            COMPENSATION AWARDS
                                              ------------------------    --------------------
                                                                          NUMBER OF SECURITIES
                                                                                UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR     SALARY (1)     BONUS (2)        OPTIONS (#) (3)       COMPENSATION
---------------------------          ----     ----------     ---------    ----------------------    ------------
 Michael T. DuBose (4)               1998     $  17,534          --              500,000                 --
  Chairman, President and            1997         --             --                 --                   --
  Chief Executive Officer            1996         --             --                 --                   --

 Stephen J. Perkins (5)              1998       335,000          --              332,000(6)              --
  Former Chairman, President         1997       300,000      $ 225,000              --                   --
  and Chief Executive Officer        1996        70,385        125,000           498,000(6)              --

 Ronald E. Bradshaw (7)              1998       227,417        157,552            45,000                 --
  Executive Vice President and       1997         --             --                 --                   --
  President, Autocraft Electronics   1996         --             --                 --                   --

 Michael L. LePore                   1998       236,376         23,637            15,000                 --
  President, CRS                     1997       232,425         71,377              --                   --
                                     1996       226,520        181,745              --                   --

 Wesley N. Dearbaugh (8)             1998       215,000          --                 --                  94,734(9)
  Former President, ATC              1997       200,000         47,400              --                   --
  Distribution Group                 1996       116,457         50,000           140,352                 --

 Kenneth A. Bear (10)                1998       176,538         18,000            20,000                 --
  President, Aaron's                 1997       120,368         52,662              --                   --
                                     1996       104,000         80,000              --                   --

--------------
(1) For information regarding the base salary of each Named Executive Officer in 1999 see "Executive Compensation--Employment Agreements."

(2) Bonuses for a particular year are paid during the first quarter of the following year.

(3) Consists of options to purchase securities of the Company, which options were issued pursuant to the Company's 1996 Stock Incentive Plan (the "1996 Plan") or its 1998 Stock Incentive Plan (the "1998 Plan"). Pursuant to the 1996 and 1998 Plans, the Compensation and Human Resources Committee of the Board of Directors makes recommendations to the Board of Directors regarding the terms and conditions of each option to be granted.

(4) Mr. DuBose became Chairman, President and Chief Executive Officer in December 1998.

(5) Mr. Perkins became Chairman, President and Chief Executive Officer in October 1996 and ceased to hold such positions in December 1998.

(6) The options granted in 1998 replaced the options granted in 1996. See "Executive Compensation--Option Repricing Table."

(7)  Mr. Bradshaw became Executive Vice President in March 1998.

(8) Mr. Dearbaugh became President of the ATC Distribution Group in June 1996 and ceased to hold such position in March 1999.

(9) Consists of (i) a one-time bonus paid in connection with Mr. Dearbaugh's relocation from Arizona to Illinois and (ii) reimbursement of certain real estate costs incurred by Mr. Dearbaugh in such relocation, grossed up for tax effect.

(10) Mr. Bear became President of Aaron's in February 1998. Prior to that he served as Executive Vice President of Aaron's.

OPTION GRANTS TABLE

         Shown below is information concerning grants of options issued by the Company to the Named Executive Officers during 1998:

                                       INDIVIDUAL                                           POTENTIAL REALIZABLE
                                         GRANTS                                               VALUE AT ASSUMED
                            ------------------------------                                    ANNUAL RATES OF
                               NUMBER OF       % OF TOTAL                                       STOCK PRICE
                              SECURITIES         OPTIONS                                        APPRECIATION
                              UNDERLYING       GRANTED TO       EXERCISE                      FOR OPTION TERM(1)
                            OPTIONS GRANTED   EMPLOYEES IN       PRICE        EXPIRATION    ---------------------
           NAME                   (#)          FISCAL YEAR      ($/SHARE)        DATE        5% ($)      10% ($)
-----------------------     ---------------   ------------      ---------     ----------    --------   ----------
Michael T. DuBose......       300,000(2)          26.5          $  5.00       12/15/08      $943,342   $2,390,614
                              200,000(3)          17.7            10.00       12/15/08          --        593,742
Stephen J. Perkins.....       332,000(4)          29.3             5.00       12/31/02       357,740      770,406
Michael L. LePore......        15,000(5)           1.3            18.125       5/12/08       174,035      438,162
Ronald E. Bradshaw.....        30,000(6)           2.7            20.25        4/1/08        382,053      968,199
                               15,000(5)           1.3            18.125       5/12/08       174,035      438,162
Wesley N. Dearbaugh....           --               --               --           --             --           --
Kenneth A. Bear........        20,000(5)           1.8            18.125       5/12/08       232,047      584,216

----------------
(1) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance, and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the Common Stock, continued employment of the optionee through the term of the options, and other factors.

(2) These options were granted under the 1998 Plan and vest and become exercisable as follows: 166,667 on December 15, 1999 and 133,333 on December 15, 2000.

(3) These options were granted under the 1998 Plan and vest and become exercisable as follows: 33,334 on December 15, 2000 and 166,666 on December 15, 2001.

(4) These options were granted under the 1996 Plan and are fully vested and exercisable. These options were granted in replacement of a like number of fully vested and exercisable options that were granted in October 1996 having an exercise price of $4.67 per share that would have terminated on January 30, 1999. See "Executive Compensation--Option Repricing Table."

(5) These options were granted under the 1998 Plan. One third of the options vest and become exercisable on each of May 12, 1999, 2001 and 2003.

(6) These options were granted under the 1996 Plan. One third of the options vest and become exercisable on each of April 1, 1999, 2001 and 2003.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

         Shown below is information relating to the exercise of stock options during 1998 by the Named Executive Officers and the value of unexercised options for each of the Named Executive Officers as of December 31, 1998:

                                                          NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                             SHARES                    OPTIONS AT FISCAL YEAR-END       AT FISCAL YEAR-END (1)
                          ACQUIRED ON     VALUE       ----------------------------   ---------------------------
           NAME             EXERCISE     REALIZED     EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------------   -----------    --------     -----------    -------------   -----------   -------------
Michael T. DuBose......       --            --            --            500,000          --          $862,500
Stephen J. Perkins.....       --            --          332,000           --          $954,500          --
Michael L. LePore......     11,696       $180,762        11,696          26,696         72,574         72,574
Ronald E. Bradshaw.....       --            --            --             45,000          --             --
Wesley N. Dearbaugh....       --            --           35,088         105,264        112,457        337,371
Kenneth A. Bear........       --            --           46,784          43,392        290,295        145,147

---------------
(1) Calculated using the closing price of the Common Stock on the Nasdaq National Market System on December 31, 1998, which was $7.875 per share.

OPTION REPRICING TABLE

                                                                                                    LENGTH OF
                                         NUMBER OF                                                   ORIGINAL
                                         SECURITIES    MARKET PRICE                                OPTION TERM
                                         UNDERLYING    OF STOCK AT      EXERCISE                   REMAINING AT
                                          OPTIONS        TIME OF     PRICE AT TIME                   DATE OF
                                        REPRICED OR    REPRICING OR   OF REPRICING  NEW EXERCISE   REPRICING OR
       NAME                  DATE         AMENDED       AMENDMENT     OR AMENDMENT      PRICE       AMENDMENT
--------------------       --------     -----------    ------------  -------------  ------------   ------------
Stephen J. Perkins         12/15/98      498,000(1)       $5.00          $4.67          $5.00       46 days(2)

------------------
(1) These options were replaced with new options to purchase 332,000 shares of Common Stock.

(2) The replaced options by their terms were to expire on October 1, 2007 unless Mr. Perkins ceased to be employed by the Company prior to then, in which case they would have terminated 30 days after he ceased to be so employed. Mr. Perkins' employment with the Company ended December 31, 1998.

REPORT OF THE COMPENSATION & HUMAN RESOURCES COMMITTEE ON REPRICING OF OPTIONS

         Mr. Perkins joined the Company in October 1996, at which time he was granted options to purchase 498,000 shares of the Common Stock at $4.67 per share. These options were to vest over three years and would expire ten years after the date of grant unless Mr. Perkins ceased to be an employee of the Company before then, in which case the options would terminated 30 days after he ceased to be employed. At the time that Mr. Perkins resigned as Chief Executive Officer of the Company, 332,000 of the options had vested and were exercisable. As a result of Mr. Perkins' resignation, these vested options would have expired at the end of January 1999.

         The Compensation and Human Resources Committee concluded that, in recognition of Mr. Perkins' many contributions to the growth of the Company, it was appropriate to permit Mr. Perkins an additional four years in which to exercise his vested options. Therefore, the Company canceled the 332,000 vested options and replaced them with an equal number of fully vested new options that will expire on December 31, 2002 and have an exercise price equal to the fair market value of the Common Stock on the date of grant of the new options ($5.00). The new exercise price represents a 7% increase over the old exercise price. By increasing the exercise price to fair market value, the Company is not required to recognize any compensation expense in connection with the grant of the new options. The 166,000 old stock options that were not vested as of the time Mr. Perkins resigned were terminated according to their terms.

                       The Compensation and Human Resources Committee
                               J. Richard Stonesifer, Chairman
                               Richard R. Crowell
                               Gerald L. Parsky

EMPLOYMENT AGREEMENTS

         The Company typically enters into an employment agreement with each of its executive officers (including the Named Executive Officers) that provides for a three-year term and is automatically renewable thereafter on a year-to-year basis. The agreement includes a noncompetition provision for a period of 18 months from the termination of the executive officer's employment with the Company (except in the case of Mr. LePore, whose noncompetition provision expires June 1, 2002) and a nondisclosure provision which is effective for the term of the employment agreement and indefinitely thereafter. The executive officer is entitled to severance equal to his base salary for a period of 12 months after termination if he is terminated without cause (as defined in the employment agreement), except in the cases of (i) Mr. DuBose, whose severance period is the longer of 24 months or the balance of the initial contract term, and (ii) Messrs. Perkins and LePore, whose severance period is 18 months. Set forth below is the current annual base salary for each of the Named Executive Officers:

                                                ANNUAL           END OF INITIAL
                  NAME                        BASE SALARY        CONTRACT TERM
------------------------------------------    -----------        ---------------
Michael T. DuBose.........................     $400,000            12/15/02
Stephen J. Perkins........................      335,000 (1)           (2)
Ronald E. Bradshaw........................      275,000              3/6/01
Michael L. LePore.........................      240,158              6/1/00
Wesley N. Dearbaugh.......................      215,000 (3)           (4)
Kenneth A. Bear...........................      200,000           year-to-year

----------------
(1) Mr. Perkins is receiving severance payments at this rate through June 30, 2000.
(2) Mr. Perkins ceased to be an employee of the Company on December 31, 1998.
(3) Mr. Dearbaugh is receiving severance payments at this rate through August 18, 2000.
(4) Mr. Dearbaugh ceased to be an employee of the Company on March 31, 1999.

1996 AND 1998 STOCK INCENTIVE PLANS

         Pursuant to the 1996 and 1998 Plans, officers, directors, employees and consultants of the Company and its affiliates are eligible to receive options to purchase Common Stock and other awards. Awards under the 1996 Plan are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. Awards under the 1998 Plan may take the form of stock options, annual incentive bonuses and incentive stock.

         The Plans are administered by the Compensation and Human Resources Committee of the Board of Directors (the "Committee"), although the Board of Directors may exercise any authority of the Committee under the Plans in lieu of the Committee's exercise thereof. While the Plans permit the Committee to grant awards, such grants are typically made by the Board of Directors based on the Committee's recommendations regarding the recipients and type and amount of awards. Subject to the express provisions of the Plans, the Committee has broad authority in administering and interpreting the Plans. Options granted to employees may be options intended to qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify. Awards to employees may include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the Committee, any change of control of the Company.

         The aggregate number of shares of Common Stock that can be issued under the 1996 Plan may not exceed 2,400,000. As of February 4, 1999, there were outstanding options to purchase an aggregate of 922,332 shares of Common Stock granted to officers and employees of the Company and its subsidiaries and certain independent contractors pursuant to the 1996 Plan, and the number of shares available for issuance pursuant to options yet to be granted under the 1996 Plan was 240,694.

         The aggregate number of shares of Common Stock that can be issued under the 1998 Plan may not exceed 1,200,000. As of February 4, 1999, there were outstanding options to purchase an aggregate of 880,500 shares of Common Stock granted to directors, officers and employees of the Company and its subsidiaries pursuant to the 1998 Plan, and the number of shares available for issuance pursuant to options yet to be granted under the 1998 Plan was 319,500.

         In most cases, outstanding options are subject to certain vesting provisions and expire on the tenth anniversary of the date of grant. The exercise prices of options outstanding under the 1996 and 1998 Plans as of February 4, 1999 are as follows:


       NUMBER OF OPTION SHARES        EXERCISE PRICE
             289,804                     $1.67
             235,440                      4.67
             632,000                      5.00
             120,000                      5.3125
               3,000                      5.5625
             200,000                     10.00
               6,000                     10.938
              35,088                     14.75
               1,500                     18.00
             250,000                     18.125
              30,000                     20.25

         For information regarding options granted to directors and officers of the Company, see Item 12. "Security Ownership of Certain Beneficial Owners and Management."

COMPENSATION AND HUMAN RESOURCES COMMITTEE INTERLOCKS AND
INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The members of the Compensation and Human Resources Committee are Messrs. Crowell, Parsky and Stonesifer. Messrs. Crowell and Parsky are (i) two of the three stockholders and directors of Aurora Advisors, Inc., the general partner of ACP, which is the general partner of Aurora Equity Partners, L.P. ("AEP"), a significant stockholder of the Company, and (ii) two of the three stockholders and directors of Aurora Overseas Advisors, Ltd., the general partner of Aurora Overseas Capital Partners L.P., the general partner of Aurora Overseas Equity Partners I, L.P. ("AOEP"), also a significant stockholder of the Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management." In addition, Messrs. Crowell and Parsky are two of the three managing directors of ACP, which provides management services to the Company pursuant to a management services agreement. See Item 13. "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Common Stock (the only class of issued and outstanding voting securities of the Company), as of February 4, 1999, by each director of the Company, each of the Named Executive Officers, the directors and executive officers of the Company as a group and each person who at such time was known by the Company to beneficially own more than 5% of the outstanding shares of any class of voting securities of the Company.

                                                                                NUMBER OF         VOTING
                                                                                SHARES (1)      PERCENTAGE
                                                                               ------------     ----------
Aurora Equity Partners L.P. (other beneficial owners: Richard R.
   Crowell, Gerald L. Parsky and Richard K. Roeder) (2)(3).................      9,927,536        49.0
Aurora Overseas Equity Partners I, L.P. (other beneficial owners:
   Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder) (4).........      4,069,392        20.1
General Electric Pension Trust (5).........................................      2,038,152        10.1
Investment Advisors, Inc. (6)..............................................      1,141,400         5.6
Michael T. DuBose (7)......................................................          5,000         *
Stephen J. Perkins (8).....................................................        335,000         1.6
Ronald E. Bradshaw (9).....................................................         11,000         *
Michael L. LePore (10).....................................................         60,080         *
Wesley N. Dearbaugh (11)...................................................         36,088         *
Kenneth A. Bear (12).......................................................         47,084         *
Robert Anderson (13)(14)...................................................         36,918         *
Richard R. Crowell (2)(3)(4)(14)...........................................     11,040,453        54.5
Dale F. Frey (15)..........................................................         22,000         *
Fred J. Hall (16)..........................................................         25,600         *
Mark C. Hardy (3)(14)(17)..................................................         16,460         *
Dr. Michael J. Hartnett (18)...............................................         80,176         *
Gerald L. Parsky (2)(3)(4)(14)(19).........................................     11,040,453        54.5
Richard K. Roeder (2)(3)(4)(14)............................................     11,040,453        54.5
J. Richard Stonesifer (20).................................................         17,000         *
William A. Smith (21)......................................................        545,984         2.7
All directors and officers as a group (19 persons) (22)....................     11,895,663        58.2

---------------
*    Less than 1%.

(1) The shares of Common Stock underlying options or warrants that are exercisable as of February 4, 1999 or that will become exercisable within 60 days thereafter (such options being referred to as "Exercisable") are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options or warrants, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

(2) Consists of (i) 6,971,061 shares owned by AEP (one of the Aurora Partnerships), (ii) 2,038,152 shares owned by the General Electric Pension Trust ("GEPT") (see Note 5 below) and (iii) 918,323 shares that are subject to an irrevocable proxy granted to the Aurora Partnerships by certain holders of Common Stock, including Messrs. Anderson, Crowell, Hardy, Parsky and Roeder, certain other limited partners of AEP and certain affiliates of a limited partner of AOEP (the other Aurora Partnership). The proxy terminates upon the earlier of the transfer of such shares or July 31, 2004. AEP is a Delaware limited partnership the general partner of which is ACP, a Delaware limited partnership whose general partner is Aurora Advisors, Inc. Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of Aurora Advisors, are limited partners of ACP and may be deemed to beneficially share ownership of the Common Stock beneficially owned by AEP and may be deemed to be the organizers of the Company under regulations promulgated under the Securities Act of 1933.

(3) The address of this stockholder is 10877 Wilshire Boulevard, Suite 2100, Los Angeles, CA 90024.

(4) Consists of (i) 1,112,917 shares owned by AOEP, (ii) 2,038,152 shares owned by GEPT (see Note 5 below) and (iii) 918,323 shares that are subject to an irrevocable proxy granted to the Aurora Partnerships by certain holders of Common Stock, including Messrs. Anderson, Crowell, Hardy, Parsky and Roeder, certain other limited partners of AEP and certain affiliates of a limited partner of AOEP. The proxy terminates upon the earlier of the transfer of such shares or July 31, 2004. AOEP is a Cayman Islands limited partnership the general partner of which is Aurora Overseas Capital Partners, L.P., a Cayman Islands limited partnership, whose general partner is Aurora Overseas Advisors, Ltd. Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of Aurora Overseas Advisor,, are limited partners of Aurora Overseas Capital Partners and may be deemed to beneficially own the shares of the Company's Common Stock beneficially owned by AOEP. AOEP's address is West Wind Building, P.O. Box 1111, Georgetown, Grand Cayman, Cayman Islands, B.W.I.

(5) With limited exceptions, GEPT has agreed to vote these shares in the same manner as the Aurora Partnerships vote their respective shares of Common Stock. This provision terminates upon the earlier of the transfer of such shares or July 31, 2004. GEPT's address is 3003 Summer Street, Stamford, CT 06905.

(6) Based on a Schedule 13G filed with the Securities and Exchange Commission on January 29, 1999. The address of Investment Advisors, Inc., is 3700 First Bank Place, Box 357, Minneapolis, MN 55440.

(7) Excludes 500,000 shares subject to options granted under the 1998 Plan that are not Exercisable. Mr. DuBose's address is One Oak Hill Center, Suite 400, Westmont, IL 60559.

(8) Includes 322,000 shares subject to options granted under the 1996 Plan that are Exercisable. Mr. Perkins' address is 14735 Pine Tree Road, Orland Park, IL 60462.

(9) Includes 10,000 shares subject to options granted under the 1996 Plan that are Exercisable. Excludes 35,000 shares subject to options granted under the 1996 and 1998 Plans that are not Exercisable. Mr. Bradshaw's address is 201 Robert S. Kerr, Suite 201, Oklahoma City, OK 73102.

(10) Includes 11,696 shares subject to options granted under the 1996 Plan that are Exercisable. Excludes 26,696 shares subject to options granted under the 1996 and 1998 Plans that are not Exercisable.
     Mr. LePore's address is 400 Corporate Drive, Mahwah, NJ 07430.

(11) Includes 35,088 shares subject to options granted under the 1996 Plan that are Exercisable. Excludes 105,264 shares subject to options granted under the 1996 Plan that are not Exercisable. Mr. Dearbaugh's address is 2318 Brookwood Court, Aurora, IL 60504.

(12) Includes 46,784 shares subject to options granted under the 1996 Plan that are Exercisable. Excludes 43,392 shares subject to options granted under the 1996 and 1998 Plans that are not Exercisable.
     Mr. Bear's address is 2699 North Westgate, Springfield, MO 65803.

(13) Includes (i) 4,290 shares held by Mr. Anderson's wife (including 2,790 shares held by her as trustee for her relatives), as to which Mr. Anderson disclaims beneficial ownership, and (ii) 12,000 shares subject to options granted under the 1998 Plan that are Exercisable. Excludes 24,000 shares subject to options granted under the 1998 Plan that are not Exercisable. Mr. Anderson's address is 10877 Wilshire Boulevard, Suite 1405, Los Angeles, CA 90024-4341.

(14) The shares actually owned by this person (as distinguished from the shares that this person is deemed to beneficially own) are subject to an irrevocable proxy granted to the Aurora Partnerships.

(15) Includes 12,000 shares subject to options granted under the 1998 Plan that are Exercisable. Excludes 24,000 shares subject to options granted under the 1998 Plan that are not Exercisable. Mr. Frey's address is One Gorham Island, Westport, CT 06880.

(16) Consists of (i) 4,000 shares subject to options granted under the 1998 Plan that are Exercisable, and (ii) 21,600 shares owned by Fred Jones Industries A Limited Partnership, a Texas limited partnership ("Fred

     Jones Industries"), which is a significant stockholder of The Fred Jones Companies, Inc. The general partner of Fred Jones Industries is a corporation of which Mr. Hall is a director, officer and significant stockholder. Mr. Hall is also a limited partner of Fred Jones Industries. Excludes 8,000 shares subject to options granted under the 1998 Plan that are not Exercisable. Mr. Hall disclaims beneficial ownership of the shares owned by Fred Jones Industries. Mr. Hall's address is 123 South Hudson Avenue, Oklahoma City, OK 73102

(17) Includes 8,000 shares subject to options granted under the 1996 Plan that are Exercisable. Excludes 4,000 shares subject to options granted under the 1996 Plan that are not Exercisable.

(18) Includes 70,176 shares subject to exercisable warrants. Mr. Hartnett's address is 60 Round Hill Road, Fairfield, CT 06430.

(19) Includes 2,000 shares held by Mr. Parsky's wife, as to which Mr. Parsky disclaims beneficial ownership.

(20) Includes 12,000 shares subject to options granted under the 1998 Plan that are Exercisable. Excludes 24,000 shares subject to options granted under the 1998 Plan that are not Exercisable. Mr.
     Stonesifer's address is 8473 Bay Colony Drive, Naples, FL 34108.

(21) Mr. Smith's address is 629 SW 293rd Street, Federal Way, WA 98023.

(22) Excludes shares held by Named Executive Officers who are no longer officers of the Company. Includes 198,352 shares subject to warrants and options that are Exercisable. Excludes 252,480 shares subject to options granted under the 1996 and 1998 Plans that are not Exercisable.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company believes the transactions described below were beneficial to the Company and were on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties pursuant to arms-length negotiations.

RELATIONSHIP WITH ACP

         The Company was formed in 1994 at the direction of ACP, which is affiliated with the Aurora Partnerships. ACP is controlled by Messrs. Crowell, Parsky and Roeder, who are directors of the Company. See Item 12. "Securities Ownership of Certain Beneficial Owners and Management." As of March 1, 1999, the Company had paid ACP aggregate fees of approximately $4.4 million for investment banking services provided by ACP in connection with the Company's acquisitions in 1995-1998.

         The Company also pays to ACP a base annual management fee of $550,000 for advisory and consulting services pursuant to a written management services agreement (the "Management Services Agreement"). ACP is also entitled to reimbursements from the Company for all of its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the Management Services Agreement. The base annual management fee is subject to increase, at the discretion of the disinterested members of the Company's Board of Directors, by up to an aggregate of $250,000 in the event the Company consummates one or more significant corporate transactions. The base annual management fee has not been increased as a result of any of the Company's acquisitions. The base annual management fee is also subject to increase for specified cost of living increases pursuant to which the base annual management fee was most recently increased in January 1999 from $540,000. If the Company's EBITDA in any year exceeds management's budgeted EBITDA by 15.0% or more for that year, ACP will be entitled to receive an additional management fee equal to one half of its base annual management fee for such year. Because the Company's EBITDA did not exceed management's budgeted EBITDA by 15.0% in 1998, ACP did not receive this additional management fee in 1998. In the event the Company consummates any significant acquisitions or dispositions, ACP will be entitled to receive a closing fee from the Company equal to 2.0% of the first $75.0 million of the acquisition consideration (including debt assumed and current assets retained) and 1.0% of acquisition consideration (including debt assumed and current assets retained) in excess of $75.0 million. Notwithstanding the foregoing, no payment will be made to ACP pursuant to the Management Services Agreement at any time that certain events of default shall have occurred and be then continuing under any of the Indentures governing the Senior Notes or the Company's bank credit facility. The Management Services Agreement also provides that the Company shall provide

ACP and its directors, employees, partners and affiliates with customary indemnification against all actions not involving gross negligence or willful misconduct.

         The base annual management fee payable to ACP will be reduced as the collective beneficial ownership of Common Stock by the Aurora Partnerships declines below 50% as follows: for any period during which the collective beneficial ownership of the Aurora Partnerships is less than 50% but at least 40%, the base annual management fee payable for the period will be 80% of the original base annual management fee (as such original base annual management fee may previously have been adjusted due to discretionary increases by the Board of Directors or cost of living increases as described above, the "Original Fee"); for any period during which the Aurora Partnerships' collective beneficial ownership is less than 40% but at least 30%, the base annual management fee payable for the period will be 60% of the Original Fee; and for any period during which the collective beneficial ownership of the Aurora Partnerships is less than 30% but at least 20%, the base annual management fee payable for the period will be 40% of the Original Fee. If the Aurora Partnerships' collective beneficial ownership declines below 20%, the Management Services Agreement will terminate. As of February 4, 1999, the collective beneficial ownership of the Aurora Partnerships for purposes of the Management Services Agreement was approximately 55%. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

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

RELATIONSHIP WITH THE FRED JONES COMPANIES

         In March 1998 the Company purchased Autocraft from The Fred Jones Companies, Inc. (then known as Autocraft Industries, Inc.) for $112.5 million in cash plus up to an additional $12.5 million to be paid in 1999 based on the performance of Autocraft's European operations during 1998. Of the $112.5 million, $1.25 million was paid to Fred Jones Industries in exchange for an agreement from Fred Jones Industries to cooperate with the Company and not compete against it for a specified period of time following the Autocraft Acquisition.

         In connection with the Autocraft Acquisition, the Company entered into a lease with The Fred Jones Companies pursuant to which the Company leases a manufacturing facility in Oklahoma City at a base rental rate of $26,500 per month. The lease may be terminated by either party on six months' written notice.

         As part of the Autocraft Acquisition, the Company purchased substantially all of The Fred Jones Companies' computer business systems equipment and related software and support capabilities. The parties entered into an agreement under which the Company provides computer systems support to The Fred Jones Companies for a monthly fee plus the Company's cost to provide any specialized services required by The Fred Jones Companies. Through March 31, 1999 the monthly fee is $108,300, and thereafter it will be $102,500. The agreement will expire on March 31, 2000.

         The Company sells certain electronic components to automobile dealerships that are owned by a limited liability company in which The Fred Jones Companies has a significant equity interest. Sales to these dealerships totaled $95,000 during 1998.

         Fred J. Hall, who is a director of the Company, is (i) the Chairman of the Board, President and Chief Executive Officer and a significant stockholder of The Fred Jones Companies, and (ii) a director, officer and significant stockholder of the corporation that is the general partner of Fred Jones Industries, which is also a significant stockholder of The Fred Jones Companies. Mr. Hall is also a limited partner of Fred Jones Industries.

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

REGISTRATION RIGHTS

         The holders of the Common Stock outstanding before the IPO in December 1996 have certain "demand" and "piggyback" registration rights pursuant to a stockholders agreement. In addition, GEPT has certain "demand" and "piggyback" registration rights with respect to a portion of the shares of Common Stock owned by it.

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)  Index to Financial Statements, Financial Statement Schedules and Exhibits:

         1.  Financial Statements Index

         See Index to Financial Statements and Supplemental Data on page 25.

         2.  Financial Statement Schedules Index

         II - Valuation and Qualifying Accounts.......................... S-1

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                  3.  Exhibit Index

                  The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.


   EXHIBIT
   NUMBER                        DESCRIPTION
   -------                       ------------
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

    *3.4       Certificate of Amendment of Restated  Certificate of
               Incorporation of Aftermarket Technology Corp. filed with the Delaware Secretary of State on August 7, 1998

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

    *4.6       Fourth Supplemental Indenture to the Series B Indenture and
               Second Supplemental Indenture to the Series D Indenture, dated as of June 1, 1998, among Aftermarket Technology Corp., the
               Guarantors named therein and Firstar Bank of Minnesota, N.A.
               (formerly known as American Bank N.A.), as Trustee for the Notes

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

    10.6 Amended and Restated Credit Agreement, dated as of March 6, 1998, among Aftermarket Technology Corp., the Lenders from time to time parties thereto and The Chase Manhattan Bank (the Credit
               Agreement) (previously filed as Exhibit 10.6 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)

    10.7       Guarantee and Collateral Agreement, dated as of March 6, 1998, by
               Aftermarket Technology Corp. and each of the signatories thereto in favor of The Chase Manhattan Bank as Agent for the banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement (see Exhibit 10.6)
               (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)

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

    10.33 Amended and Restated Lease, dated as of June 1, 1997, by and among Confar Investors II, L.L.C. and Aaron's Automotive
               Products, Inc. (previously filed as Exhibit 10.33 to the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1997 and incorporated herein by this reference)

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

    10.48 Stock Purchase Agreement, dated as of November 14, 1997, by and among Matthew Obeid, Metran Automatic Transmission Parts Corp.,
               Metran of Boston, Inc., Metran Parts of Pennsylvania, Inc., TM-AL
               Acquisition Corp. and Aftermarket Technology Corp. (previously filed as Exhibit 10.48 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1997 and incorporated herein by this reference)

    10.49 Asset Purchase Agreement, dated as of February 10, 1998, by and among Autocraft Industries, Inc., Fred Jones Industries A Limited
               Partnership, and Aftermarket Technology Corp. (previously filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)

    10.50      Amendment No. 1 to Asset Purchase Agreement, dated as of February
               10, 1998, by and among Autocraft Industries, Inc., Fred Jones
               Industries A Limited Partnership, and Aftermarket Technology
               Corp. (previously filed as Exhibit 10.50 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)

    10.51      Employment Agreement, dated as of July 28, 1994, between Kenneth
               A. Bear and Aaron's Automotive Products, Inc. (previously filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)

    10.52      Employment Agreement, dated as of February 21, 1997, between
               Joseph Salamunovich and Aftermarket Technology Corp. (previously filed as Exhibit 10.52 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1997 and incorporated herein by this reference)

    10.53      Employment Agreement, dated as of March 6, 1998, between Ronald
               E. Bradshaw and Aftermarket Technology Corp. (previously filed as
               Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)

   *10.54 Employment Agreement, dated as of December 15, 1998, between Michael T. DuBose and Aftermarket


               Technology Corp.

   *10.55      Aftermarket Technology Corp. 1998 Stock Incentive Plan

   *10.56 Waiver and Amendment dated as of March 26, 1999 to the Amended and Restated Credit Agreement, dates as of March 26, 1998, among
               Aftermarket Technology Corp., the several banks and other financial institutions from time to time parties thereto and The
               Chase Manhatten Bank, as agent

     *11       Statement Re Computation of Net Income Per Share

     *21       List of Subsidiaries

     *23       Consent of Ernst & Young LLP, independent auditors

     *27       Financial Data Schedules

-----------
*       Filed herewith

(b)     Reports on Form 8-K

         During the last quarter of 1998, the Company filed a Report on Form 8-K dated October 12, 1998 disclosing the following pursuant to Item 5 of Form 8-K:
(i) management's estimates of earnings per share for the third and fourth quarters of 1998 and for 1999, (ii) management's expectations for performance of the Company's Distribution Group, (iii) management's view regarding improved quality of Chrysler transmissions, and (iv) a press release regarding projected earnings per share.

(c)     Refer to (a) 3 above.

(d)     Refer to (a) 2 above.

                                  SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                              AFTERMARKET TECHNOLOGY CORP.

                              By:  /s/ Michael T. DuBose
                                   ---------------------------
                                       Michael T. DuBose
                                  Chairman of the Board, President
                                    and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.


                 SIGNATURE                                         TITLE                              DATE
                 ---------                                         -----                              ----
           /s/ Michael T. DuBose             Chairman of the Board, President and Chief
          -----------------------            Executive Officer (Principal Executive Officer)    March 29, 1999
             Michael T. DuBose


             /s/ Barry C. Kohn               Chief Financial Officer (Principal Financial and
          -----------------------            Accounting Officer)                                March 29, 1999
               Barry C. Kohn


            /s/ Robert Anderson
          -----------------------            Director                                           March 29, 1999
              Robert Anderson


           /s/ Richard R. Crowell
          -----------------------            Director                                           March 29, 1999
             Richard R. Crowell


          -----------------------            Director                                           March __, 1999
                Dale F. Frey


              /s/ Fred J. Hall
          -----------------------            Director                                           March 29, 1999
                Fred J. Hall


             /s/ Mark C. Hardy
          -----------------------            Director                                           March 29, 1999
               Mark C. Hardy


          -----------------------            Director                                           March __, 1999
            Michael J. Hartnett


                 SIGNATURE                                         TITLE                              DATE
                 ---------                                         -----                              ----

            /s/ Gerald L. Parsky
          -----------------------            Director                                           March 29, 1999
              Gerald L. Parsky


           /s/ Richard K. Roeder
          -----------------------            Director                                           March 29, 1999
             Richard K. Roeder


            /s/ William A. Smith
          -----------------------            Director                                           March 29, 1999
              William A. Smith


         /s/ J. Richard Stonesifer
          -----------------------            Director                                           March 29, 1999
           J. Richard Stonesifer

                                          AFTERMARKET TECHNOLOGY CORP.

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                 (IN THOUSANDS)


                                                                                   ADDITIONS
                                                                            -----------------------
                                                              BALANCE AT    CHARGED TO   CHARGE TO                      BALANCE
                                                             BEGINNING OF    COSTS AND     OTHER                         AT END
                                                                PERIOD       EXPENSES     ACCOUNTS     DEDUCTIONS      OF PERIOD
                                                             ------------    ---------   -----------   ----------      ----------
         Year ended December 31, 1996:
Reserve and allowances deducted from asset accounts:
  Allowance for uncollectible accounts                          $ 2,469       $    668    $    14(2)   $  1,825(1)      $   1,326
  Reserve for inventory obsolescence                              2,114          1,411      -               784             2,741
         Year ended December 31, 1997:
Reserve and allowances deducted from asset accounts:
  Allowance for uncollectible accounts                            1,326            921        183(2)      1,284(1)          1,146
  Reserve for inventory obsolescence                              2,741            930      -             1,575             2,096
         Year ended December 31, 1998:
Reserve and allowances deducted from asset accounts:
  Allowance for uncollectible accounts                            1,146          1,877        214(2)        833(1)          2,404
  Reserve for inventory obsolescence                              2,096          7,788      1,456(2)        380            10,960

    (1)      Accounts written off, net of recoveries
    (2)      Balances added through new acquisitions