Form 10-Q
period 1999-03-31
AFTERMARKET TECHNOLOGY CORP
filed 1999-04-30
CIK 933405

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ________________


                         Commission File Number 0-21803

                          AFTERMARKET TECHNOLOGY CORP.
             (Exact Name of Registrant as Specified in Its Charter)


                  Delaware                              95-4486486
-------------------------------             -----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

 One Oak Hill Center - Suite 400, Westmont, IL                60559
----------------------------------------------             ----------
     (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code: (630) 455-6000


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of April 23, 1999, there were 20,263,172 shares of common stock of the Registrant outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          AFTERMARKET TECHNOLOGY CORP.

                                    FORM 10-Q

                                Table of Contents
                                -----------------

                                                                                           Page Number
                                                                                           -----------
PART I.           Financial Information

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets at March 31, 1999 (unaudited)
                  and December 31, 1998 .................................................       3

                  Consolidated Statements of Income (unaudited) for the Three
                  Months Ended March 31, 1999 and 1998 ..................................       4

                  Consolidated Statements of Cash Flows (unaudited) for the
                  Three Months Ended March 31, 1999 and 1998.............................       5

                  Notes to Consolidated Financial Statements ............................       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................................       10

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk............................................................       16


PART II. Other Information

         Item 3.  Defaults Upon Senior Securities........................................       17

         Item 6.  Exhibits and Reports on Form 8-K.......................................       17

SIGNATURES.......................................................................................         18

EXHIBIT INDEX....................................................................................         19

EXHIBIT 11. - Statement Re Computation of Net Income Per Share...................................         20

Note: Items 1, 2, 4 and 5 of Part II are omitted because they are not applicable.

                            AFTERMARKET TECHNOLOGY CORP.
                             CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          March 31,            December 31,
                                                                                            1999                   1998
                                                                                      ------------------     ---------------
                                                                                         (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                                $  17,847             $     580
   Accounts receivable, net                                                                    62,940                71,357
   Inventories                                                                                 98,544                98,696
   Prepaid and other assets                                                                     3,738                 3,959
   Refundable income taxes                                                                      6,062                10,954
   Deferred income taxes                                                                        8,387                 8,240
                                                                                            ---------             ---------
Total current assets                                                                          197,518               193,786

Property, plant and equipment, net                                                             66,393                63,903
Debt issuance costs, net                                                                        5,343                 5,044
Cost in excess of net assets acquired, net                                                    265,516               267,947
Other assets                                                                                    1,289                 1,225
                                                                                            ---------             ---------
Total assets                                                                                $ 536,059             $ 531,905
                                                                                            ---------             ---------
                                                                                            ---------             ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                         $  33,887             $  35,945
   Accrued expenses                                                                            42,674                42,643
   Amounts due to acquired companies                                                           10,171                10,204
   Bank line of credit                                                                            405                 2,060
   Current portion of credit facility                                                          15,969                15,000
                                                                                            ---------             ---------
Total current liabilities                                                                     103,106               105,852

12% Series B and D Senior Subordinated Notes                                                  111,349               111,394
Amount drawn on credit facility, less current portion                                         128,246               123,350
Amounts due to acquired companies                                                               8,662                 8,483
Deferred compensation                                                                           3,394                 3,323
Deferred income taxes                                                                          12,197                11,492

Stockholders' equity:
     Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued                    -                     -
     Common stock, $.01 par value; shares authorized - 30,000,000;
       Issued - 20,435,172 and 20,411,768 (including shares held in treasury)                     204                   204
     Additional paid-in capital                                                               135,143               135,104
     Retained earnings                                                                         36,559                35,676
     Accumulated other comprehensive loss                                                        (807)                 (979)
     Common stock held in treasury, at cost (172,000 shares)                                   (1,994)               (1,994)
                                                                                            ---------             ---------
Total stockholders' equity                                                                    169,105               168,011
                                                                                            ---------             ---------
Total liabilities and stockholders' equity                                                  $ 536,059             $ 531,905
                                                                                            ---------             ---------
                                                                                            ---------             ---------

SEE ACCOMPANYING NOTES.              -3-

            AFTERMARKET TECHNOLOGY CORP.
         CONSOLIDATED STATEMENTS OF INCOME
       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         For the three months ended March 31,
                                                            1999                      1998
                                                     -------------------       -----------------
                                                                      (Unaudited)
Net sales                                                  $    135,198              $    107,001

Cost of sales                                                    93,916                    69,523
                                                     ------------------        ------------------
Gross profit                                                     41,282                    37,478

Selling, general and
    administrative expense                                       30,133                    21,106
Amortization of intangible assets                                 1,760                     1,488
Special charges                                                   1,900                         -
                                                     ------------------        ------------------

Income from operations                                            7,489                    14,884

Other income, net                                                   275                       651
Interest expense                                                  6,292                     5,185
                                                     ------------------        ------------------

Income before income taxes
    and extraordinary item                                        1,472                    10,350

Income tax expense                                                  589                     4,047
                                                     ------------------        ------------------

Income before extraordinary item                                    883                     6,303

Extraordinary item, net of income taxes                               -                      (363)
                                                     ------------------        ------------------

Net income                                                   $      883                    $5,940
                                                     ------------------        ------------------
                                                     ------------------        ------------------

Per common share - basic:
    Income before extraordinary item                        $      0.04               $      0.32
    Extraordinary item                                                -                     (0.02)
                                                     ------------------        ------------------
   Net income                                               $      0.04               $      0.30
                                                     ------------------        ------------------
                                                     ------------------        ------------------
    Weighted average number of common shares
        outstanding                                              20,246                    19,780
                                                     ------------------        ------------------
                                                     ------------------        ------------------
Per common share - diluted:
    Income before extraordinary item                        $      0.04               $      0.30
    Extraordinary item                                                -                     (0.02)
                                                     ------------------        ------------------
   Net income                                               $      0.04               $      0.28
                                                     ------------------        ------------------
                                                     ------------------        ------------------
    Weighted average number of common and
        common equivalent shares outstanding                     21,001                    21,266
                                                     ------------------        ------------------
                                                     ------------------        ------------------

SEE ACCOMPANYING NOTES               -4-

                    AFTERMARKET TECHNOLOGY CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)

                                                                                For the three months ended March 31,
                                                                                        1999                1998
                                                                               ----------------         ------------
                                                                                              (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                      $     883                $   5,940
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
      Extraordinary items                                                               -                      605
      Depreciation and amortization                                                 4,529                    2,840
      Amortization of debt issuance costs                                             221                      262
      Provision for losses on accounts receivable                                     222                      155
      Loss on sale of equipment                                                         7                        5
      Deferred income taxes                                                           161                      257
      Changes in operating assets and liabilities (net of businesses acquired/sold):
           Accounts receivable                                                      7,637                  (11,269)
           Inventories                                                             (1,984)                  (3,527)
           Prepaid and other assets                                                 4,864                   (4,504)
           Accounts payable and accrued expenses                                   (2,055)                   4,625
                                                                                ---------                ---------
Net cash provided by (used in) operating activities                                14,485                   (4,611)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                         (4,488)                  (1,312)
Acquisition of companies, net of cash received                                          -                 (113,498)
Proceeds from sale of business                                                      3,808                        -
Proceeds from sale of equipment                                                        19                      194
                                                                                ---------                ---------
Net cash used in investing activities                                                (661)                (114,616)

FINANCING ACTIVITIES:
Borrowings on credit facility, net                                                  5,865                  128,825
Payments on bank line of credit, net                                               (1,881)                  (2,450)
Payment of debt issuance costs                                                       (520)                  (2,425)
Proceeds from exercise of stock options                                                39                      536
Payments on amounts due to acquired companies                                         (60)                    (205)
                                                                                ---------                ---------
Net cash provided by financing activities                                           3,443                  124,281
                                                                                ---------                ---------

Increase in cash and cash equivalents                                              17,267                    5,054

Cash and cash equivalents at beginning of period                                      580                       78
                                                                                ---------                ---------
Cash and cash equivalents at end of period                                      $  17,847                $   5,132
                                                                                ---------                ---------
                                                                                ---------                ---------

Cash paid during the period for:
      Interest                                                                  $   9,420                $   7,938
      Income taxes                                                                     22                      166


SEE ACCOMPANYING NOTES               -5-

                          AFTERMARKET TECHNOLOGY CORP.

                   Notes to Consolidated Financial Statements
                                (In thousands)


NOTE 1:  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      Certain prior-year amounts have been reclassified to conform to the 1999 presentation.

NOTE 2:  INVENTORIES

      Inventories are stated at the lower of cost (first in, first out method) or market:

                                                                       MARCH 31, 1999             DECEMBER 31, 1998
                                                                       --------------             -----------------
          Raw materials, including core inventories.........            $    46,811                $    46,102
          Work-in-process...................................                  2,336                      3,051
          Finished goods....................................                 49,397                     49,543
                                                                        -----------                -----------
                                                                        $    98,544                $    98,696
                                                                        -----------                -----------
                                                                        -----------                -----------

      Finished goods include purchased parts which are available for sale.

NOTE 3:  CREDIT FACILITY

      The Company has an agreement with The Chase Manhattan Bank, as agent, to provide for a credit facility comprised of a $100.0 million line of credit and a $120.0 million term loan (the "Credit Facility") to finance the Company's working capital requirements, future acquisitions and the acquisition of Autocraft (see Note 4). Amounts advanced under the Credit Facility are secured by substantially all the assets of the Company. Amounts advanced under the revolving portion of the Credit Facility will become due on December 31, 2003. The balance outstanding on the term loan as of March 31, 1999 was $104.4 million. The Company may prepay outstanding advances under the line of credit or the term loan portion of the Credit Facility in whole or in part without incurring any premium or penalty. At March 31, 1999, $39.8 million was outstanding under the line of credit.

      During 1998, the Company entered into an interest rate swap agreement in order to convert $50.0 million of its Credit Facility to a fixed rate.

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

NOTE 4:  ACQUISITIONS

      On March 6, 1998, the Company acquired substantially all the assets of the OEM Division of Autocraft Industries, Inc. ("Autocraft"), a remanufacturer and distributor of drive train and electronic parts used in the warranty and aftermarket repair of passenger cars and light trucks. The purchase price was approximately $115.9 million, including transaction fees and related expenses. The Company has estimated an additional payment of approximately $5.9 million to be paid in 1999 based on the performance of the OEM Division's European operations during 1998. Goodwill recorded of approximately $74.3 million includes the additional payment and certain other adjustments made during first quarter of 1999.

      The Autocraft acquisition has been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. Goodwill for all acquisitions is amortized over a period not to exceed 40 years on a straight-line basis. The consolidated financial statements include the operating results of Autocraft from the date of acquisition.

NOTE 5.  REPORTABLE SEGMENTS

      The Company has two reportable segments: Original Equipment Manufacturer ("OEM") segment and Independent Aftermarket segment. The Company's OEM segment consists of four operating units that primarily sell remanufactured transmissions and engines directly to the OEMs. The Company's Independent Aftermarket segment consists of the Company's Distribution Group, which primarily sells transmission repair kits, soft parts, remanufactured torque converters and new and remanufactured hard parts used in drive train repairs to independent transmission rebuilders and to a lesser extent to general repair shops, wholesale distributors and retail automotive parts stores. Other operating units, which are not reportable segments, consist of an electronic parts remanufacturing and distribution business, warehouse and distribution services for AT&T Wireless and a material recovery processing business primarily for Ford.

      The Company evaluates performance and allocates resources based upon profit or loss before income taxes and extraordinary items ("EBT"). The reportable segments' accounting policies are the same as those of the Company. Intersegment sales and transfers are recorded at the Company's standard cost and all intersegment profits, if any, are eliminated.

      The reportable segments are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:

                                                                     Independent
                                                     OEM             Aftermarket          Other            Totals
                                                     ---             ------------         -----            ------
For the three months ended March 31, 1999:
------------------------------------------
   Revenues from external customers                 $ 71,954          $ 49,393           $ 13,851          $135,198
   Intersegment revenues                                 159               473               --                 632
   Special charges                                      --                 341               --                 341
   Segment profit (loss)                               6,058            (4,987)             1,627             2,698

For the three months ended March 31, 1998:
------------------------------------------
   Revenues from external customers                 $ 53,058          $ 48,729           $  5,214          $107,001
   Intersegment revenues                                 216                38               --                 254
   Segment profit                                      7,804                60                320             8,184

      A reconciliation of the reportable segments to consolidated net sales and income before income taxes and extraordinary item are as follows:

                                                                             For the
                                                                  Three months ended March 31,
                                                                ------------------------------
                                                                     1999               1998
                                                                     ----               ----
Net sales:
----------
      External revenues from reportable segments               $ 121,347             $ 101,787
      Intersegment revenues for reportable segments                  632                   254
      Other revenues                                              13,851                 5,214
      Elimination of intersegment revenues                          (632)                 (254)
                                                               ---------             ---------
             Consolidated net sales                            $ 135,198             $ 107,001
                                                               ---------             ---------
                                                               ---------             ---------
Profit:
-------
      Total profit for reportable segments                     $   1,071             $   7,864
      Other profit                                                 1,627                   320
      Unallocated amounts:
        Special charges                                           (1,559)                    -
        Corporate (expense) profit                                (1,464)                  223
        Depreciation and amortization                               (194)                  (34)
        Other income (expense), net                               (1,557)                 (317)
        Interest expense                                           3,548                 2,294
                                                               ---------             ---------
             Income before income taxes and
               Extraordinary item                              $   1,472             $  10,350
                                                               ---------             ---------
                                                               ---------             ---------


NOTE 6:  SPECIAL CHARGES

      During 1998, the Company took actions related to certain initiatives designed to improve operating efficiencies and reduce costs and recorded special charges of $3,580 and $5,164 in the second and fourth quarters of 1998, respectively. In the first quarter of 1999 the Company recorded special charges of $1,900. This cost included $1,559 of severance costs related to management reorganization and $341 of exit costs related to the consolidation of the Company's distribution centers. The Company is continuing to evaluate its business to identify additional improvements that may result in additional special charges.

      The following table summarizes the provisions and reserves for restructuring and special charges as included in accrued expenses:

                                       Termination
                                         Benefits      Exit / Other Costs       Total
                                       ------------    ------------------      --------
Provision 1998                          $ 2,690             $ 6,054             $ 8,744
Payments 1998                              (822)             (2,528)             (3,350)
                                        -------             -------             -------
Reserve at December 31, 1998            $ 1,868             $ 3,526             $ 5,394
Provision 1999                            1,559                 341               1,900
Payments 1999                              (406)                 (5)               (411)
                                        -------             -------             -------
Reserve at March 31, 1999               $ 3,021             $ 3,862             $ 6,883
                                        -------             -------             -------
                                        -------             -------             -------

NOTE 7:  COMPREHENSIVE INCOME

      Total comprehensive income for the three months ended March 31, 1999 and 1998 were $1,055 and $5,944, respectively.

      The following table sets forth the computation of comprehensive income for the three months ended March 31, 1999 and 1998, respectively:

                                                              For the three months ended March 31,
                                                              ------------------------------------
                                                                   1999                 1998
                                                                   ----                 ----
Net income ............................................       $     883              $   5,940
Other comprehensive income:
Translation adjustment, net of related taxes ..........             172                      4
                                                              ---------              ---------
                                                              $   1,055              $   5,944
                                                              ---------              ---------
                                                              ---------              ---------

NOTE 8:  EXTRAORDINARY ITEM

      In March 1998, in connection with the restatement and amendment of the credit agreement to provide for the Credit Facility, the Company recorded an extraordinary item of $0.4 million related to the write-off of previously capitalized debt issuance costs.

NOTE 9:  SALE OF SUBSIDIARY

      In December 1998, the Company agreed to sell the assets of its Canadian heavy-duty truck remanufacturing operation ("Mascot") for $3.8 million in cash and the assumption of certain liabilities. As part of this transaction, the Company recorded a $1.2 million loss in the fourth quarter of 1998. In February 1999, the Company collected the $3.8 million of cash proceeds, of which $1.9 million was used to retire Mascot's bank line of credit and certain other liabilities and $1.9 million was paid against the term loan portion of the Credit Facility.

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

      Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition. For a discussion of these and certain other factors, please refer to Item 1. "Business--Certain Factors Affecting the Company" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Please also refer to the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1998.

      After-tax net earnings before extraordinary item and special charges decreased $4.3 million, or 68.3%, from $6.3 million for the three months ended March 31, 1998 to $2.0 million for the three months ended March 31, 1999. This decrease was primarily attributable to a decline in profitability from the Company's Independent Aftermarket segment during 1999 as compared to 1998. During the three months ended March 31, 1999, the Company recorded special charges of $1.9 million related to certain initiatives designed to improve operating efficiencies and reduce costs (see "Special Charges" below). Excluding the special charges and extraordinary item, net income per diluted share was $0.10 for the three months ended March 31, 1999 as compared to $0.30 per diluted share for the three months ended March 31, 1998. Including special charges, net income per diluted share was $0.04 for the three months ended March 31, 1999.

NET SALES

      Net sales increased $28.2 million, or 26.4%, from $107.0 million for the three months ended March 31, 1998 to $135.2 million for the three months ended March 31, 1999. This increase is primarily attributable to a full quarter's net sales from Autocraft, acquired in March 1998. On a pro forma basis, as if the Autocraft acquisition had taken place on January 1, 1998, net sales would have been $134.1 million for the three months ended March 31, 1998.

      Sales to DaimlerChrysler accounted for 18.2% and 24.3% of the Company's revenues for the three months ended March 31, 1999 and 1998, respectively. Sales to Ford accounted for 18.7% and 5.0% of the Company's revenues for the three months ended March 31, 1999 and 1998, respectively. On a proforma basis, as if the Autocraft acquisition had occurred on January 1, 1998, sales to DaimlerChrysler would have accounted for 19.4% of the Company's revenues for the three months ended March 31, 1998 and sales to Ford would have accounted for 16.6% of the Company's revenues for the same period.

GROSS PROFIT

      Gross profit as a percentage of net sales decreased from 35.0% for the three months ended March 31, 1998 to 30.5% for the three months ended March 31, 1999. This decrease was principally due to lower gross profit margins experienced by the Company's Independent Aftermarket segment in 1999. Also contributing to the lower gross profit margins in 1999 was the effect of the Autocraft acquisition, which historically operated at a lower gross profit margin percentage than that of the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses ("SG&A") increased $9.0 million, or 42.7%, from $21.1 million for the three months ended March 31, 1998 to $30.1 million for the three months ended March 31, 1999. As a percentage of net sales, SG&A expenses increased from 19.7% to 22.3% between the two periods. The increase was primarily due to (i) $4.0 million attributable principally to a full quarter of Autocraft, (ii) $1.8 million in on-going infrastructure costs related to the Independent Aftermarket segment's enterprise-wide information system implementation and (iii) $1.7 million of additional costs primarily related to the expansion of the OEM segment's engine branch sales channel.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangible assets increased $0.3 million, or 20.0%, from $1.5 million for the three months ended March 31, 1998 to $1.8 million for the three months ended March 31, 1999. The increase is attributable to the March 1998 Autocraft acquisition.

SPECIAL CHARGES

      During the three months ended March 31, 1999, the Company incurred $1.9 million of special charges. These restructuring charges consisted of $1.6 million of severance costs and $0.3 million of exit costs. The severance costs related to the reorganization of certain management functions. The exit costs related to the consolidation of certain leased facilities in the Independent Aftermarket segment.

INCOME FROM OPERATIONS

      Income from operations decreased $7.4 million, or 49.7%, from $14.9 million for the three months ended March 31, 1998 to $7.5 million for the three months ended March 31, 1999, principally as a result of the factors described above. As a percentage of net sales, income from operations decreased from 13.9% to 5.5%, between the two periods.

INTEREST EXPENSE

      Interest expense increased $1.1 million, or 21.2%, from $5.2 million for the three months ended March 31, 1998 to $6.3 million for the three months ended March 31, 1999. The increase primarily resulted from borrowing under the $120.0 million term loan portion of the Credit Facility in March 1998 to finance the Autocraft acquisition.

EXTRAORDINARY ITEM

      An extraordinary item in the amount of $0.4 million ($0.6 million, net of related income tax benefit of $0.2 million) was recorded during the three months ended March 31, 1998. This amount was related to the write-off of previously capitalized debt issuance costs in connection with the restatement and amendment of the credit agreement for the Credit Facility.

      OEM SEGMENT

      The following table presents net sales and segment profit (EBT) expressed in millions of dollars and as a percentage of net sales:


                                                             For the Three Months Ended March 31,
                                                          ------------------------------------------
                                                                  1999                  1998
                                                          -------------------    -------------------
              Net sales........................           $   72.0     100.0%    $  53.1      100.0%
                                                          --------     ------    -------      ------
                                                          --------     ------    -------      ------
              Segment profit...................           $    6.1       8.5%    $   7.8       14.7%
                                                          --------     ------    -------      ------
                                                          --------     ------    -------      ------

      NET SALES. Net sales increased $18.9 million, or 35.6%, from $53.1 million for the three months ended March 31, 1998 to $72.0 million for the three months ended March 31, 1999. The increase was primarily due to a full quarter's sales of remanufactured transmissions to Ford (which became a customer as part of the Autocraft acquisition on March 6, 1998), as well as increased sales of remanufactured engines, offset in part by a decline in sales of remanufactured transmissions to certain of the Company's other OEM customers, including a $2.0 million decline in sales to DaimlerChrysler.

      Sales to DaimlerChrysler accounted for 34.2% and 49.0% of segment revenues for the three months ended March 31, 1999 and 1998, respectively. Sales to Ford accounted for 31.3% and 9.1% of segment revenues for the three months ended March 31, 1999 and 1998, respectively. On a pro forma basis, as if the Autocraft acquisition had occurred on January 1, 1998, sales to DaimlerChrysler would have accounted for 35.9% of segment revenues for the three months ended March 31, 1998 and sales to Ford would have accounted for 28.7% of segment revenues for the same period.

      SEGMENT PROFIT. Segment profit decreased $1.7 million, or 21.8%, from $7.8 million (14.7% of OEM net sales) for the three months ended March 31, 1998 to $6.1 million (8.5% of OEM net sales) for the three months ended March 31, 1999. The decline was primarily the result of changes in the sales mix, additional costs primarily related to the expansion of the OEM segment's engine branch sales channel and an increase in interest expense associated with the acquisition of Autocraft.

      INDEPENDENT AFTERMARKET SEGMENT

      The following table presents net sales, special charges and segment profit (loss) (EBT) expressed in millions of dollars and as a percentage of net sales:

                                   For the Three Months Ended March 31,
                             ---------------------------------------------------
                                      1999                         1998
                             ------------------------      ---------------------

Net sales .................  $  49.4          100.0%       $  48.7        100.0%
                             -------          ------       -------        ------
                             -------          ------       -------        ------
Special charges ...........  $   0.3            1.0%       $  --              -%
                             -------          ------       -------        ------
                             -------          ------       -------        ------
Segment profit (loss) .....  $  (5.0)         (10.1)%      $   0.1          0.2%
                             -------          ------       -------        ------
                             -------          ------       -------        ------

      NET SALES. Net sales increased $0.7 million, or 1.4%, from $48.7 million for the three months ended March 31, 1998 to $49.4 million for the three months ended March 31, 1999.

      SPECIAL CHARGES. Special charges of $0.3 million relate to exit costs for the consolidation of certain leased facilities in the Independent Aftermarket segment.

      SEGMENT PROFIT (LOSS). Segment profit decreased $5.1 million, from $0.1 million for the three months ended March 31, 1998 to a $5.0 million loss for the three months ended March 31, 1999.

This decline was primarily attributable to (i) an increase of approximately $1.8 million in on-going infrastructure costs related to the segment's enterprise-wide information system implementation, (ii) approximately $0.7 million of costs related to the launch of the Company's independent aftermarket remanufactured transmission program, (iii) increased costs of $0.6 million related to management and systems upgrades, and (iv) and an overall decline in gross profit margin of approximately $1.7 million primarily due to a shift in sales mix.

      OTHER OPERATING UNITS

      The following table presents net sales and segment profit (EBT) expressed in millions of dollars and as a percentage of net sales:

                             For the Three Months Ended March 31,
                             ------------------------------------
                                     1999               1998
                             -------------------  ---------------
  Net sales...............     $ 13.8    100.0%   $ 5.2   100.0%
                               ------    ------   ------  ------
                               ------    ------   ------  ------
  Segment profit..........     $  1.6     11.6%   $ 0.3     5.8%
                               ------    ------   ------  ------
                               ------    ------   ------  ------

      NET SALES. Net sales increased $8.6 million, or 165.4%, from $5.2 million for the three months ended March 31, 1998 to $13.8 million for the three months ended March 31, 1999. The increase was attributable to sales by the electronic components, logistics services and material recovery business units, which were acquired in March 1998 as part of the Autocraft acquisition. Prior to the Autocraft acquisition, revenue in this segment was entirely attributable to Mascot, the Company's Canadian heavy-duty truck remanufacturing operation, which was sold in February 1999.

      SEGMENT PROFIT. Segment profit increased $1.3 million, or 433.3%, from $0.3 million for the three months ended March 31, 1998 to $1.6 million for the three months ended March 31, 1999. The increase was primarily the result of sales volume from the Autocraft acquisition.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had total cash and cash equivalents on hand of $17.8 million at March 31, 1999. Net cash provided by operating activities was $14.5 million for the three-month period. Net cash used in investing activities was $0.7 million for the period, which consisted of $4.5 million in capital expenditures largely for remanufacturing equipment partially offset by $3.8 million of proceeds from the sale of Mascot. Net cash provided by financing activities of $3.4 million was primarily from net borrowings of $5.9 million made under the Credit Facility, partially offset by $1.9 million in payment of the Canadian bank line of credit and $0.5 million in payment of deferred financing fees related to amendments made to the Credit Facility.

       Based on its operating results during 1998, the Company was in technical default of the leverage and cash flow covenants of the Credit Facility and the Company's interest rate swap agreement as of December 31, 1998. This resulted in a cross default under the line of credit for the Company's Canadian subsidiaries. Due to the defaults, the Company was prohibited from further borrowings under the Credit Facility and its Canadian line of credit. In March 1999, the Company obtained from its lenders waivers of the various defaults and certain amendments to the Credit Facility and the interest rate swap agreement that the Company believes will enable it to comply with the covenants in the future.

      Amounts outstanding under the Credit Facility bear interest at either the "Alternate Base Rate" or the "Eurodollar Rate" (as defined in the Credit Agreement) plus an applicable margin. At December 31, 1998 the Alternate Base Rate margin was zero and the Eurodollar margin was 1.0%. As of March 31, 1999, the Alternate Base Rate margin was 1.25% and the Eurodollar margin was 2.25%.

      As of March 31, 1999, the Company had approximately $59.8 million available under the revolving portion of the Credit Facility.

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

PROCESS OVERVIEW

      The first step in the Company's plan is to inventory all of its computer hardware and software and all of its devices having imbedded computer technology. The Year 2000 project team is focusing on five areas:
(i) business systems; (ii) production (e.g., desk top computers and remanufacturing machinery); (iii) financial management (e.g., banking software, postage equipment and time clocks); (iv) facilities (e.g., heating and air conditioning systems, elevators, telephones, and fire and security systems); and (v) significant vendors and customers. As of March 31, 1999, this inventory had been completed.

      In the second step, the project team is determining whether each inventoried system, device, customer or vendor is Year 2000 compatible. In the third step, those that are not compatible will be upgraded or replaced.

      BUSINESS SYSTEMS. The business systems used by the Company's electronics operation and the subsidiary that remanufactures transmissions for Chrysler are both Year 2000 compatible. The systems used by the Distribution Group, the logistical services operation and the subsidiaries that remanufacture transmissions for Ford and General Motors are not currently Year 2000 compatible but are in the process of being upgraded and are expected to be compatible by the end of May 1999. The subsidiary that remanufactures transmissions for the Company's foreign OEM customers is beginning the implementation of a new business system that is Year 2000 compatible and expects to have the implementation completed by the end of the third quarter of 1999. The business system used by the Company's European operation is not Year 2000 compatible and will be replaced with a compatible system by the end of the third quarter of 1999.

      PRODUCTION, FINANCIAL MANAGEMENT AND FACILITIES. Each device and each piece of hardware and non-business system software (a "Non-System Item") that can be tested by the Company is being tested for Year 2000 compatibility. In the case of any Non-System Item that cannot be tested, the vendor is being asked for a certification regarding compatibility. Each Non-System Item that is noncompatible will be either upgraded or replaced. The Company expects that substantially all of the Non-System Items will have been tested or certified and upgraded or replaced by the end of the second quarter of 1999.

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

COSTS

      The total cost associated with the Company becoming Year 2000 compatible is not expected to be material to its financial position. As of March 31, 1999, the Company had spent approximately $0.2 million in connection with the project, consisting primarily of costs to upgrade noncompatible business systems. Over the next nine months, the Company expects to spend approximately $0.6 million to upgrade its business systems (including $0.2 million to upgrade business systems used by the Company's European operation) and less than $0.2 million to upgrade or replace Non-System Items.

      The estimate of the cost to upgrade or replace Non-System Items is subject to change once the inventory and the testing/certification processes are completed. As a result, the actual amount that is ultimately expended to upgrade or replace Non-System Items could be substantially higher or lower than the above estimate.

      Excluded from the above cost estimates are the costs associated with the Distribution Group's enterprise-wide computer system to the extent that such costs relate to implementation of the system as opposed to making it Year 2000 compatible.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

      The Company does not hold or issue derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them is material to the Company. The Company uses interest rate swaps to convert variable rate debt to fixed rate debt to reduce volatility risk. For additional discussion regarding the Company's use of such instruments, see Item 1. "Notes to Consolidated Financial Statements--Note 3."

INTEREST RATE EXPOSURE

      Based on the Company's overall interest rate exposure during the three months ended March 31, 1999, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operation or cash flows.

FOREIGN EXCHANGE EXPOSURE

      The Company has two foreign operations that expose it to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on the Company's financial position, results of operation or cash flows.

                          AFTERMARKET TECHNOLOGY CORP.

                           Part II. Other Information




      Items 1-2 are not applicable.

      Item 3.   Defaults Upon Senior Securities.

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

      Items 4-5 are not applicable.

      Item 6. - Exhibits and Reports on Form 8-K

           (a) Exhibits
               Exhibit 11  -  Statement Re Computation of Net Income Per Share
           (b) Reports on Form 8-K
               During the quarter ended March 31, 1999 the Company filed the following reports on Form 8-K:
               (1)   Report dated February 24, 1999 reporting under Item 5
                     (i) the financial results expectations for the quarter and year ended December 31, 1998 and (ii) additional financial information as disclosed in a securities analyst/investor meeting held on February 24, 1999. In addition, reporting under Item 7 the Company's press release dated February 23, 1999.
               (2) Report dated March 31, 1999 reporting under Item 5 (i) the financial results expectations for the year ended December 31, 1999 the quarter ended March 31, 1999, and
                     (ii) the resignation of Fred J. Hall as a director of the Company. In addition, reporting under Item 7 the Company's press release dated March 31, 1999.

                          AFTERMARKET TECHNOLOGY CORP.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AFTERMARKET TECHNOLOGY CORP.


Date:    April 30, 1999                /s/ Barry C. Kohn
-------------------------              --------------------------------------
                                       Barry C. Kohn, Chief Financial Officer


 - Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

                          AFTERMARKET TECHNOLOGY CORP.



                                  EXIBIT INDEX




Exhibit                                                                 Paper (P) or
Number       Description                                               Electronic (E)
-------      -----------                                               --------------
11           Statement Re Computation of Net Income Per Share              (P)

27           Financial Data Schedules                                      (E)