Form 10-Q
period 1999-06-30
AFTERMARKET TECHNOLOGY CORP
filed 1999-07-29
CIK 933405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the transition period from________________to____________


                         Commission File Number 0-21803

                          AFTERMARKET TECHNOLOGY CORP.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      95-4486486
------------------------------             ----------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

 One Oak Hill Center - Suite 400, Westmont, IL              60559
----------------------------------------------            ---------
     (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code: (630) 455-6000


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of July 16, 1999, there were 20,333,390 shares of common stock of the Registrant outstanding.

================================================================================

                          AFTERMARKET TECHNOLOGY CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page Number
                                                                          -----------
PART I.       Financial Information

     Item 1.  Financial Statements:

              Consolidated Balance Sheets at June 30, 1999 (unaudited)
              and December 31, 1998 ........................................    3

              Consolidated Statements of Income (unaudited) for the
              Three and Six Months Ended June 30, 1999 and 1998 ...........     4

              Consolidated Statements of Cash Flows (unaudited) for
              the Six Months Ended June 30, 1999 and 1998..................     5

              Notes to Consolidated Financial Statements ..................     6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................     11

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk..................................................     21


PART II. Other Information

     Item 4. Submission of Matters to a Vote of Security Holders...........     22

SIGNATURES.................................................................     23

EXHIBIT INDEX..............................................................     24

Note: Items 1, 2, 3, 5 and 6 of Part II are omitted because they are not applicable.

                                AFTERMARKET TECHNOLOGY CORP.
                                 CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share and per share data)

                                                                                        June 30,             December 31,
                                                                                          1999                   1998
                                                                                    ------------------     ------------------
                                                                                       (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                         $          1,842        $           580
   Accounts receivable, net                                                                    76,778                 71,357
   Inventories                                                                                107,102                 98,696
   Prepaid and other assets                                                                     3,741                  3,959
   Refundable income taxes                                                                      6,250                 10,954
   Deferred income taxes                                                                        8,540                  8,240
                                                                                    ------------------     ------------------
Total current assets                                                                          204,253                193,786

Property, plant and equipment, net                                                             73,408                 63,903
Debt issuance costs, net                                                                        5,030                  5,044
Cost in excess of net assets acquired, net                                                    263,702                267,947
Other assets                                                                                       21                  1,225
                                                                                    ------------------     ------------------
Total assets                                                                         $        546,414        $       531,905
                                                                                    ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                  $         34,779        $        35,945
   Accrued expenses                                                                            50,986                 42,643
   Amounts due to acquired companies                                                            8,173                 10,204
   Bank line of credit                                                                            681                  2,060
   Current portion of credit facility                                                          17,198                 15,000
                                                                                    ------------------     ------------------
Total current liabilities                                                                     111,817                105,852

12% Series B and D Senior Subordinated Notes                                                  111,304                111,394
Amount drawn on credit facility, less current portion                                         127,332                123,350
Amounts due to acquired companies                                                               8,841                  8,483
Deferred compensation                                                                           3,464                  3,323
Deferred income taxes                                                                          12,526                 11,492

Stockholders' equity:
     Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued                    -                      -
     Common stock, $.01 par value; shares authorized - 30,000,000;
       Issued - 20,481,998 and 20,411,768 (including shares held in treasury)                     205                    204
     Additional paid-in capital                                                               135,361                135,104
     Retained earnings                                                                         38,312                 35,676
     Accumulated other comprehensive loss                                                        (754)                  (979)
     Common stock held in treasury, at cost (172,000 shares)                                   (1,994)                (1,994)
                                                                                    ------------------     ------------------
Total stockholders' equity                                                                    171,130                168,011

                                                                                    ------------------     ------------------
Total liabilities and stockholders' equity                                                  $ 546,414              $ 531,905
                                                                                    ==================     ==================

SEE ACCOMPANYING NOTES

                                            AFTERMARKET TECHNOLOGY CORP.
                                          CONSOLIDATED STATEMENTS OF INCOME
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               For the three months ended June 30,    For the six months ended June 30,
                                                    1999               1998               1999              1998
                                               ---------------     --------------     -------------     --------------
                                                          (Unaudited)                           (Unaudited)
Net sales                                       $     141,203      $     130,468      $    276,401       $    237,469
Cost of sales                                          97,445             89,038           191,361            158,561
                                               ---------------     --------------     -------------     --------------
Gross profit                                           43,758             41,430            85,040             78,908

Selling, general and
    administrative expense                             30,416             23,157            60,549             44,263
Amortization of intangible assets                       1,823              1,751             3,583              3,239
Special charges                                         2,100              3,580             4,000              3,580
                                               ---------------     --------------     -------------     --------------

Income from operations                                  9,419             12,942            16,908             27,826

Other income, net                                          84                299               359                950
Interest expense                                        6,507              6,451            12,799             11,636
                                               ---------------     --------------     -------------     --------------

Income before income taxes
    and extraordinary item                              2,996              6,790             4,468             17,140

Income tax expense                                      1,243              2,792             1,832              6,839
                                               ---------------     --------------     -------------     --------------

Income before extraordinary item                        1,753              3,998             2,636             10,301

Extraordinary item - net of income taxes                    -                  -                 -                363
                                               ---------------     --------------     -------------     --------------

Net income                                            $ 1,753            $ 3,998           $ 2,636            $ 9,938
                                               ===============     ==============     =============     ==============


Per common share - basic:
    Income before extraordinary item                   $ 0.09             $ 0.20            $ 0.13             $ 0.52
    Extraordinary item                                      -                  -                 -              (0.02)

                                               ---------------     --------------     -------------     --------------
   Net income                                          $ 0.09             $ 0.20            $ 0.13             $ 0.50
                                               ===============     ==============     =============     ==============

Weighted average number of common shares
    outstanding                                        20,268             20,015            20,257             19,898
                                               ===============     ==============     =============     ==============

Per common share - diluted:
    Income before extraordinary item                   $ 0.08             $ 0.19            $ 0.12             $ 0.49
    Extraordinary item                                      -                  -                 -              (0.02)

                                               ---------------     --------------     -------------     --------------
   Net income                                          $ 0.08             $ 0.19            $ 0.12             $ 0.47
                                               ===============     ==============     =============     ==============

Weighted average number of common and
    common equivalent shares outstanding               21,204             21,251            21,101             21,259
                                               ===============     ==============     =============     ==============

SEE ACCOMPANYING NOTES

                     AFTERMARKET TECHNOLOGY CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                                                     For the six months ended June 30,
                                                                                      1999                          1998
                                                                             -----------------------       --------------------
                                                                                                  (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                      $             2,636           $          9,938
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
       Extraordinary item                                                                         -                        605
       Depreciation and amortization                                                          9,174                      7,114
       Amortization of debt issuance costs                                                      468                        546
       Provision for losses on accounts receivable                                              420                        402
       Loss on sale of equipment                                                                 22                         10
       Deferred income taxes                                                                    349                        211
       Changes in operating assets and liabilities, net of businesses acquired/sold:
           Accounts receivable                                                               (6,816)                     1,533
           Inventories                                                                      (10,458)                    (7,246)
           Prepaid and other assets                                                           5,927                     (4,321)
           Accounts payable and accrued expenses                                              7,377                     12,358
                                                                             -----------------------       --------------------
Net cash provided by operating activities                                                     9,099                     21,150

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                                  (14,584)                    (8,184)
Acquisition of companies, net of cash received                                                    -                   (113,498)
Proceeds from sale of business                                                                3,808                          -
Proceeds from sale of equipment                                                                 101                        337
                                                                             -----------------------       --------------------
Net cash used in investing activities                                                       (10,675)                  (121,345)

FINANCING ACTIVITIES:
Borrowings on credit facility, net                                                            6,179                    108,900
Payments on bank line of credit, net                                                         (1,590)                    (2,831)
Payment of debt issuance costs                                                                 (520)                    (2,425)
Proceeds from exercise of stock options                                                         258                        780
Payments on amounts due to acquired companies                                                (1,489)                      (302)
                                                                             -----------------------       --------------------
Net cash provided by financing activities                                                     2,838                    104,122
                                                                             -----------------------       --------------------

Increase in cash and cash equivalents                                                         1,262                      3,927

Cash and cash equivalents at beginning of period                                                580                         78
                                                                             -----------------------       --------------------
Cash and cash equivalents at end of period                                      $             1,842           $          4,005
                                                                             =======================       ====================

Cash paid during the period for:
       Interest                                                                 $            12,097           $          8,944
       Income taxes, net                                                                     (3,386)                     3,634

SEE ACCOMPANYING NOTES

                                           AFTERMARKET TECHNOLOGY CORP.

                                    Notes to Consolidated Financial Statements
                                                  (In thousands)

NOTE 1:  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      Certain prior-year amounts have been reclassified to conform to the 1999 presentation.

NOTE 2:  INVENTORIES

      Inventories are stated at the lower of cost (first in, first out method) or market:

                                                                       JUNE 30, 1999              DECEMBER 31, 1998
                                                                    --------------------   ---------------------------

          Raw materials, including core inventories.........            $    48,146                $    46,102
          Work-in-process...................................                  3,032                      3,051
          Finished goods....................................                 55,924                     49,543
                                                                    --------------------   ---------------------------
                                                                        $   107,102                $    98,696
                                                                    ====================   ===========================

      Finished goods include purchased parts which are available for sale.

NOTE 3:  CREDIT FACILITY

      The Company has an agreement with The Chase Manhattan Bank, as agent, providing for a credit facility comprised of a $100.0 million revolving line of credit and a $120.0 million term loan (the "Credit Facility") to finance the Company's working capital requirements, future acquisitions and the acquisition of Autocraft (see Note 4). Amounts advanced under the Credit Facility are secured by substantially all the assets of the Company. Amounts advanced under the revolving portion of the Credit Facility will become due on December 31, 2003. The balance outstanding on the term loan as of June 30, 1999 was $100.7 million. The Company may prepay outstanding advances under the revolving line of credit or the term loan portion of the Credit Facility in whole or in part without incurring any premium or penalty. At June 30, 1999, $43.8 million was outstanding under the revolving line of credit.

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

NOTE 4:  ACQUISITIONS

      On March 6, 1998, the Company acquired substantially all the assets of the OEM Division of Autocraft Industries, Inc. ("Autocraft"), a remanufacturer and distributor of drive train and electronic parts used in the warranty and aftermarket repair of passenger cars and light trucks. The purchase price was approximately $115.9 million, including transaction fees and related expenses. The Company has estimated an additional payment of approximately $5.9 million to be paid in 1999 based on the performance of the OEM Division's European operations during 1998. Goodwill recorded of approximately $74.3 million includes the additional payment to be made and certain other adjustments that were made during the first quarter of 1999.

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

NOTE 5:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   For the three months ended       For the six months ended
                                                            June 30,                        June 30,
                                                   --------------------------       ------------------------
                                                      1999            1998             1999           1998
                                                   -----------   ------------       -----------  -----------
Numerator:
Net income...............................            $  1,753        $  3,998         $ 2,636     $    9,938
                                                   ===========   ============       ===========  ===========
Denominator:
Weighted-average common shares outstanding             20,268          20,015          20,257         19,898
Effect of stock options and warrants.....                 936           1,236             844          1,361
                                                   -----------   ------------       -----------  -----------
Denominator for diluted earnings per common
share....................................              21,204          21,251          21,101         21,259
                                                   ===========   ============       ===========  ===========

Basic earnings per common share..........             $  0.09         $  0.20         $  0.13        $  0.50
Diluted earnings per common share........                0.08            0.19            0.12           0.47

NOTE 6.  REPORTABLE SEGMENTS

      The Company has two reportable segments: Original Equipment Manufacturer ("OEM") segment and Independent Aftermarket segment. The Company's OEM segment consists of four operating units that primarily sell remanufactured transmissions and engines directly to OEMs. The Company's Independent Aftermarket segment consists of the Company's Distribution Group, which primarily sells transmission repair kits, soft parts, remanufactured torque converters and new and remanufactured hard parts used in drive train repairs to independent transmission rebuilders and to a lesser extent to general repair shops, wholesale distributors and retail automotive parts stores. Other operating units, which are not reportable segments, consist of an electronic parts remanufacturing and distribution business, warehouse and distribution services for AT&T Wireless and a material recovery processing business primarily for Ford.

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

      The reportable segments are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:



                                                                       Independent
                                                               OEM     Aftermarket          Other          Totals
                                                               ---     -----------          -----          ------
For the three months ended June 30, 1999:
-----------------------------------------
   Revenues from external customers................      $   78,695  $   48,716        $   13,792     $   141,203
   Intersegment revenues...........................             197         387                 -             584
   Special charges.................................               -       1,525                80           1,605
   Segment profit (loss)...........................           9,678      (7,621)            1,413           3,470

For the six months ended June 30, 1999:
---------------------------------------
   Revenues from external customers...............       $  150,649  $   98,109        $   27,643     $   276,401
   Intersegment revenues..........................              356         860                 -           1,216
   Special charges.................................               -       1,866                80           1,946
   Segment profit ................................           15,736     (12,608)            3,040           6,168

                                                                      Independent
                                                               OEM    Aftermarket          Other           Totals
                                                               ---    -----------          -----           ------
For the three months ended June 30, 1998:
-----------------------------------------
   Revenues from external customers................      $   68,314  $      48,701     $   13,453     $   130,468
   Intersegment revenues...........................             169             49              -             218
   Special charges.................................           2,650            795              -           3,445
   Segment profit (loss)...........................           4,897         (1,141)           655           4,411

For the six months ended June 30, 1998:
---------------------------------------
   Revenues from external customers...............       $  121,372  $      97,430     $   18,667     $   237,469
   Intersegment revenues..........................              385             87              -             472
   Special charges.................................           2,650            795              -           3,445
   Segment profit ................................           12,701         (1,081)           975          12,595

      A reconciliation of the reportable segments to consolidated net sales and income before income taxes and extraordinary item are as follows:

                                                                       For the                           For the
                                                             Three months ended June 30,        Six months ended June 30,
                                                             ------------------------------        -------------------------
                                                                1999             1998            1999             1998
                                                                ----             ----            ----             ----
Net sales:
----------
       External revenues from reportable segments........   $  127,411        $    117,015    $  248,758       $   218,802
       Intersegment revenues for reportable segments.....          584                 218         1,216               472
       Other revenues....................................       13,792              13,453        27,643            18,667
       Elimination of intersegment revenues..............         (584)               (218)       (1,216)             (472)
                                                             ---------       --------------   -----------      ------------
              Consolidated net sales.....................   $  141,203        $    130,468    $  276,401       $   237,469
                                                             =========       ==============   ===========      ============


Profit:
-------
       Total profit for reportable segments..............   $   2,057         $      3,756    $    3,128       $    11,620
       Other profit......................................       1,413                  655         3,040               975
       Unallocated amounts:
         Special charges.................................        (495)                (135)       (2,054)             (135)
         Corporate (expense) profit......................      (1,532)                 340        (2,996)              563
         Depreciation and amortization...................        (202)                 (37)        ( 396)              (71)
         Interest expense, net...........................       1,755                2,211         3,746             4,188
                                                             ---------       --------------   -----------      ------------
              Income before income taxes and
                Extraordinary item.......................   $   2,996         $      6,790    $    4,468       $    17,140
                                                             =========       ==============   ===========      ============

NOTE 7:  SPECIAL CHARGES

      During 1998, the Company took actions related to certain initiatives designed to improve operating efficiencies and reduce costs and recorded special charges of $3,580 and $5,164 in the second and fourth quarters of 1998, respectively. In the first quarter of 1999, the Company recorded special charges of $1,900, which consisted of $1,559 of severance costs related to its management reorganization and $341 of exit costs related to the consolidation of certain of the Company's distribution centers. In the second quarter of 1999, the Company recorded special charges of $2,100, which included $1,280 of exit and other costs related to the consolidation of certain of the Company's distribution centers, as well as $820 of severance and other costs related to the Company's management reorganization. The Company is continuing to evaluate its business to identify additional improvements that may result in additional special charges.

      The following table summarizes the provisions and reserves for restructuring and special charges as included in accrued expenses:

                                         Termination
                                          Benefits         Exit/Other Costs            Total
                                        ------------       ----------------          ----------
Provision 1998....................         $ 2,690             $ 6,054                $ 8,744
Payments 1998.....................            (822)             (2,528)                (3,350)
                                        ------------       ----------------          ----------
Reserve at December 31, 1998......         $ 1,868             $ 3,526                $ 5,394
Provision 1999....................           1,829               2,171                  4,000
Payments 1999.....................          (1,046)               (714)               (1,760)
                                        ------------       ----------------          ----------
Reserve at June 30, 1999..........         $ 2,651             $ 4,983                $ 7,634
                                        ============       ================          ==========

                                            -9-

NOTE 8:  COMPREHENSIVE INCOME

      Total comprehensive income for the six months ended June 30, 1999 and 1998 were $2,861 and $10,050, respectively.

      The following table sets forth the computation of comprehensive income for the six months ended June 30, 1999 and 1998, respectively:

                                                                For the six months ended June 30,
                                                            ----------------------------------------
                                                                   1999                 1998
                                                            ------------------  --------------------
Net income.............................................     $        2,636      $       9,938
Other comprehensive income:
Translation adjustment, net of related taxes...........                225                112
                                                            ------------------  --------------------
                                                            $        2,861      $      10,050
                                                            ==================  ====================


NOTE 9:  EXTRAORDINARY ITEM

      In March 1998, in connection with the restatement and amendment of the credit agreement to provide for the Credit Facility, the Company recorded an extraordinary item of $0.4 million related to the write-off of previously capitalized debt issuance costs.

NOTE 10:  SALE OF SUBSIDIARY

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1998.

      Net income decreased $2.2 million, or 55.0%, from $4.0 million for the three months ended June 30, 1998 to $1.8 million for the three months ended June 30, 1999. During the three months ended June 30, 1999 and 1998, the Company recorded special charges of $2.1 million and $3.6 million, respectively, related to certain initiatives designed to improve operating efficiencies and reduce costs (see "Special Charges" below). After-tax net earnings before special charges decreased $3.1 million, or 50.8%, from $6.1 million for the three months ended June 30, 1998 to $3.0 million for the three months ended June 30, 1999. This decrease was primarily attributable to a decline in profitability of the Company's Independent Aftermarket segment partially offset by an increase in profitability of the Company's OEM segment during 1999 as compared to 1998. Net income per diluted share was $0.08 for the three months ended June 30, 1999 as compared to $0.19 per diluted share for the three months ended June 30, 1998. Excluding the special charges, net income per diluted share was $0.14 for the three months ended June 30, 1999 as compared to $0.29 per diluted share for the three months ended June 30, 1998.

NET SALES

      Net sales increased $10.7 million, or 8.2%, from $130.5 million for the three months ended June 30, 1998 to $141.2 million for the three months ended June 30, 1999. On a proforma basis, excluding $1.9 million of 1998 sales from Mascot, the Company's Canadian heavy-duty truck remanufacturing operation, which was sold in February 1999, sales increased $12.6 million, or 9.8%, from $128.6 million for the three months ended June 30, 1998. This increase was primarily attributable to increased sales from the Company's OEM segment and its' Logistic Services and Material Recovery business units.

      Sales to DaimlerChrysler accounted for 20.0% and 17.1% of the Company's revenues for the three months ended June 30, 1999 and 1998, respectively. Sales to Ford accounted for 19.9% and 18.8% of the Company's revenues for the three months ended June 30, 1999 and 1998, respectively.

GROSS PROFIT

      Gross profit increased $2.4 million, or 5.8%, from $41.4 million for the three months ended June 30, 1998 to $43.8 million for the three months ended June 30, 1999. This increase was principally due to the increased sales from the Company's OEM segment and its' Logistic Services and Material Recovery business units, partially offset by a decline in gross profit experienced by the Company's Independent Aftermarket segment. Gross profit as a percentage of net sales decreased slightly from 31.8% for the three months ended June 30, 1998 to 31.0% for the three months ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses ("SG&A") increased $7.2 million, or 31.0%, from $23.2 million for the three months ended June 30, 1998 to $30.4 million for the three months ended June 30, 1999. As a percentage of net sales, SG&A expenses increased from 17.7% to 21.5% between the two periods. The increase was primarily due to (i) $2.9 million of additional costs largely related to the expansion of the OEM segment's branch sales channel for remanufactured engines, (ii) $1.9 million of additional infrastructure costs related to the Independent Aftermarket segment's enterprise-wide information system, (iii) $1.0 million of costs primarily associated with the Company's turnaround activities and (iv) $0.6 million of additional costs related to the increased sales volumes from the Logistic Services business unit in 1998 as compared to 1999.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangible assets remained constant at $1.8 million for the three months ended June 30, 1998 and 1999.

SPECIAL CHARGES

      During the three months ended June 30, 1999, the Company incurred $2.1 million of special charges. These charges consisted of $1.3 million of exit and other costs principally related to the consolidation of certain of the Company's distribution centers as well as $0.8 million of severance and other costs related to the reorganization of certain management functions.

      During the three months ended June 30, 1998, the Company incurred $3.6 million of special charges, consisting of $2.5 million of costs relating principally to idle plant capacity costs and $1.1 million of restructuring charges consisting principally of employee severance costs and certain other exit costs. These were the initial special charges the Company incurred in its ongoing efforts designed to improve operating efficiencies and reduce costs.

INCOME FROM OPERATIONS

      Income from operations decreased $3.5 million, or 27.1%, from $12.9 million for the three months ended June 30, 1998 to $9.4 million for the three months ended June 30, 1999, principally as a result of the factors described above. As a percentage of net sales, income from operations decreased from 9.9% to 6.7%, between the two periods.

INTEREST EXPENSE

      Interest expense remained constant at $6.5 million for the three months ended June 30,1998 and 1999.

      OEM Segment
      -----------

      The following table presents net sales, special charges and segment profit (EBT) expressed in millions of dollars and as a percentage of net sales:

                                                               For the three months ended June 30,
                                                          -------------------------------------------
                                                                   1999                    1998
                                                          ---------------------  --------------------
              Net sales.............................      $   78.7     100.0%    $  68.3       100.0%
                                                          ========     ========  ========     =======
              Special charges.......................      $      -        - %    $   2.6         3.8%
                                                          ========     ========  ========     =======
              Segment profit........................        $ 9.7        12.3%   $    4.9        7.2%
                                                          ========     ========  ========     =======

      NET SALES. Net sales increased $10.4 million, or 15.2%, from $68.3 million for the three months ended June 30, 1998 to $78.7 million for the three months ended June 30, 1999. The increase was primarily due to (i) increased sales of remanufactured transmissions to DaimlerChrysler and Ford and (ii) increased sales from the OEM segment's engine branch sales channel during the three months ended June 30, 1999 as compared to 1998.

      Sales to DaimlerChrysler accounted for 35.9% and 32.6% of segment revenues for the three months ended June 30, 1999 and 1998, respectively. Sales to Ford accounted for 33.1% and 33.8% of segment revenues for the three months ended June 30, 1999 and 1998, respectively.

      SPECIAL CHARGES. Special charges of $2.6 million during 1998 were incurred primarily in connection with the consolidation of certain OEM segment manufacturing plants. There were no such charges incurred during the three months ended June 30, 1999.

      SEGMENT PROFIT. Segment profit increased $4.8 million, or 98.0%, from $4.9 million (7.2% of OEM net sales) for the three months ended June 30, 1998 to $9.7 million (12.3% of OEM net sales) for the three months ended June 30, 1999. Segment profit before special charges increased $2.2 million, or 29.3%, from $7.5 million (11.0% of OEM net sales) for the three months ended June 30, 1998 to $9.7 million (12.3% of OEM net sales) for the three months ended June 30, 1999. The increase is primarily attributable to the increased sales of remanufactured transmissions.

      Independent Aftermarket Segment
      -------------------------------

      The following table presents net sales, special charges and segment profit
(loss) (EBT) expressed in millions of dollars and as a percentage of net sales:

                                                             For the three months ended June 30,
                                                         ------------------------------------------
                                                                 1999                   1998
                                                         -------------------   --------------------
               Net sales...........................      $  48.7      100.0%   $  48.7       100.0%
                                                         =======    ========   ========      ======
               Special charges.....................      $   1.5        3.1%   $   0.8         1.6%
                                                         =======    ========   ========      ======

               Segment profit (loss) ..............      $  (7.6)    (15.6)%   $  (1.1)       (2.3)%
                                                         =======    ========   ========      ======

      NET SALES. Net sales remained constant at $48.7 million for the three months ended June 30, 1998 and 1999.

      SPECIAL CHARGES. Special charges increased $0.7 million, from $0.8 million for the three months ended June 30, 1998 to $1.5 million for the three months ended June 30, 1999. Special charges incurred during 1998 consisted of $0.3 million of severance costs and $0.5 million of costs related to the centralization of the Independent Aftermarket segment's management team and its MIS function and certain other personnel matters. Special charges incurred during 1999 consisted of $1.2 million of exit and other costs related to the consolidation of the Independent Aftermarket's distribution centers, as well as $0.3 million of severance and other costs related to the reorganization of certain management functions.


      SEGMENT PROFIT (LOSS). Segment profit decreased $6.5 million, from a $1.1 million loss for the three months ended June 30, 1998 to a $7.6 million loss for the three months ended June 30, 1999. Before special charges, segment profit decreased $5.8 million. This decline was primarily attributable to (i) an overall decline in gross profit margin of approximately $2.3 million due primarily to changes in sales mix, an increase in costs and selected temporary sales discounts to maintain customer satisfaction and service levels as the Company implemented enhancements to its enterprise-wide information system and an increase in costs associated with the relocation of one of the Company's primary distribution centers to a larger and more suitable facility, (ii) an increase of approximately $1.9 million of additional infrastructure costs related to the segment's enterprise-wide information system and (iii) approximately $0.9 million of costs related to the launch of the Company's independent aftermarket remanufactured transmission program.

      Other Operating Units
      ---------------------

      The following table presents net sales, special charges and segment profit (EBT) expressed in millions of dollars and as a percentage of net sales:

                                                                For the three months ended June 30,
                                                               ---------------------------------------
                                                                    1999                   1998
                                                               -----------------   -------------------
               Net sales.............................        $  13.8     100.0%      $  13.5    100.0%
                                                             =======     ======    =========   =======
               Special charges.......................        $   0.1       0.7%      $   -         - %
                                                             =======     ======    =========   =======

               Segment profit........................        $   1.4      10.1%      $   0.7      5.2%
                                                             =======     ======    =========   =======

      NET SALES. Net sales increased $0.3 million, or 2.2%, from $13.5 million for the three months ended June 30, 1998 to $13.8 million for the three months ended June 30, 1999. On a proforma basis, excluding $1.9 million of 1998 sales from the Company's Canadian heavy-duty truck remanufacturing operation (Mascot) that was sold in February 1999, sales increased $2.2 million, or 19.0%, from $11.6 million for three months ended June 30, 1998. The increase was primarily attributable to increased sales by the Logistics Services and Material Recovery business units, partially offset by a decline in sales from the Electronics business unit.

      SEGMENT PROFIT. Segment profit before special charges increased $0.8 million, or 114.3%, from $0.7 million for the three months ended June 30, 1998 to $1.5 million for the three months ended June 30, 1999. The increase was primarily the result of increased sales volumes by the Logistics Services and Material Recovery business units in 1999 versus 1998.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1998.

      Net income decreased $7.3 million, or 73.7%, from $9.9 million for the six months ended June 30, 1998 to $2.6 million for the six months ended June 30, 1999. During the six months ended June 30, 1999 and 1998, the Company recorded special charges of $4.0 million and $3.6 million, respectively, related to certain initiatives designed to improve operating efficiencies and reduce costs (see "Special Charges" below). After-tax net earnings before extraordinary item and special charges decreased $7.4 million, or 59.7%, from $12.4 million for the six months ended June 30, 1998 to $5.0 million for the six months ended June 30, 1999. This decrease was primarily attributable to a decline in profitability from the Company's Independent Aftermarket segment during 1999 as compared to 1998. Net income per diluted share was $0.12 for the six months ended June 30,1999 as compared to $0.47 per diluted share for the six months ended June 30,1998. Excluding the special charges and extraordinary item, net income per diluted share was $0.24 for the six months ended June 30, 1999 as compared to $0.59 per diluted share for the six months ended June 30, 1998.

NET SALES

      Net sales increased $38.9 million, or 16.4%, from $237.5 million for the six months ended June 30, 1998 to $276.4 million for the six months ended June 30, 1999. This increase is partially attributable to a full six months of net sales from Autocraft, acquired in March 1998. On a pro forma basis, as if the Autocraft acquisition and the sale of Mascot had taken place on January 1, 1998, net sales would have been $260.8 million and $275.7 million for the six months ended June 30, 1998 and 1999, respectively. The increase, on a pro forma basis, was primarily attributable to increased sales from the Company's OEM segment and its' Logistic Services and Material Recovery business units during 1999 as compared to 1998.

      Sales to DaimlerChrysler accounted for 19.1% and 20.3% of the Company's revenues for the six months ended June 30, 1999 and 1998, respectively. Sales to Ford accounted for 19.3% and 12.5% of the Company's revenues for the six months ended June 30, 1999 and 1998, respectively. On a pro forma basis, as if the Autocraft acquisition and the sale of Mascot had occurred on January 1, 1998, sales to DaimlerChrysler would have accounted for 18.5% of the Company's revenues for the six months ended June 30, 1998 and sales to Ford would have accounted for 17.9% of the Company's revenues for the same period.

GROSS PROFIT

      Gross profit increased $6.1 million, or 7.7%, from $78.9 million for the six months ended June 30, 1998 to $85.0 million for the six months ended June 30, 1999. This increase was principally due to the Autocraft acquisition and increased sales in the Company's OEM segment, partially offset by a decline in gross profit experienced by the Company's Independent Aftermarket segment. As a result, gross profit as a percentage of net sales decreased from 33.2% to 30.8% between the two periods. Also contributing to the lower gross profit margin percentage in 1999 was the effect of the Autocraft acquisition, which historically operated at a lower gross profit margin percentage than that of the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses ("SG&A") increased $16.3 million, or 36.8%, from $44.3 million for the six months ended June 30, 1998 to $60.6 million for the six months ended June 30, 1999. As a percentage of net sales, SG&A expenses increased from 18.6% to 21.9% between the two periods. This increase was due primarily to (i) $4.8 million of additional costs primarily related to the expansion of the OEM segment's engine branch sales channel, (ii) $3.7 million of additional infrastructure costs related to the Independent Aftermarket segment's enterprise-wide information system, (iii) $2.9 million of additional cost due to a full six months of SG&A cost from Autocraft, acquired on March 6, 1998, (iv) $2.7 million primarily associated with the Company's turnaround activities and (v) $1.5 million of additional costs related to the increased sales volume from the Logistic Services business unit.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangible assets increased $0.4 million, or 12.5%, from $3.2 million for the six months ended June 30, 1998 to $3.6 million for the six months ended June 30, 1999. The increase is attributable to the March 1998 Autocraft acquisition.

SPECIAL CHARGES

      During the six months ended June 30, 1999, the Company incurred $4.0 million of special charges. These charges consisted of $2.4 million of severance and other costs related to the Company's reorganization of certain management functions and $1.6 million of exit and other costs principally related to the consolidation of certain of the Company's distribution centers.

      During the six months ended June 30, 1998, the Company incurred $3.6 million of special charges, consisting of $2.5 million of costs relating principally to idle plant capacity costs and $1.1 million of restructuring charges consisting principally of employee severance costs and certain other exit costs. These were the initial special charges the Company incurred in its efforts designed to improve operating efficiencies and reduce costs.

INCOME FROM OPERATIONS

      Income from operations decreased $10.9 million, or 39.2%, from $27.8 million for the six months ended June 30, 1998 to $16.9 million for the six months ended June 30, 1999, principally as a result of the factors described above. As a percentage of net sales, income from operations decreased from 11.7% to 6.1%, between the two periods.

INTEREST EXPENSE

      Interest expense increased $1.2 million, or 10.3%, from $11.6 million for the six months ended June 30, 1998 to $12.8 million for the six months ended June 30, 1999. The increase primarily resulted from borrowing under the $120.0 million term loan portion of the Credit Facility in March 1998 to finance the Autocraft acquisition.

EXTRAORDINARY ITEM

      An extraordinary item in the amount of $0.4 million ($0.6 million, net of related income tax benefit of $0.2 million) was recorded during the six months ended June 30, 1998. This amount was related to the write-off of previously capitalized debt issuance costs in connection with the restatement and amendment of the credit agreement for the Credit Facility.



      OEM Segment
      -----------

      The following table presents net sales, special charges and segment profit (EBT) expressed in millions of dollars and as a percentage of net sales:

                                                                For the six months ended June 30,
                                                          ---------------------------------------------
                                                                   1999                    1998
                                                          --------------------  -----------------------
              Net sales.............................      $ 150.6      100.0%    $  121.4      100.0%
                                                          =======     ========  =========      ========
              Special charges.......................      $   -           - %    $    2.6        2.1%
                                                          =======     ========  =========      ========
              Segment profit........................      $  15.7       10.4%    $   12.7       10.5%
                                                          =======     ========  =========      ========

      NET SALES. Net sales increased $29.2 million, or 24.1%, from $121.4 million for the six months ended June 30, 1998 to $150.6 million for the six months ended June 30, 1999. The increase was primarily due to the timing of the Autocraft acquisition which was acquired on March 6, 1998, increased sales of remanufactured engines, and increased sales of remanufactured transmissions to Ford and DaimlerChrysler, offset in part by a decline in sales of remanufactured transmissions to certain of the Company's other OEM customers.

      Sales to DaimlerChrysler accounted for 35.1% and 39.8% of segment revenues for the six months ended June 30, 1999 and 1998, respectively. Sales to Ford accounted for 32.2% and 23.0% of segment revenues for the six months ended June 30, 1999 and 1998, respectively. On a pro forma basis, as if the Autocraft acquisition had occurred on January 1, 1998, sales to DaimlerChrysler would have accounted for 34.3% of segment revenues for the six months ended June 30, 1998 and sales to Ford would have accounted for 31.2% of segment revenues for the same period.

      SPECIAL CHARGES. Special charges of $2.6 million during 1998 were primarily incurred in connection with the consolidation of certain OEM segment manufacturing plants. There were no such charges incurred during the three months ended June 30, 1999.

      SEGMENT PROFIT. Segment profit increased $3.0 million, or 23.6%, from $12.7 million (10.5% of OEM net sales) for the six months ended June 30, 1998 to $15.7 million (10.4% of OEM net sales) for the six months ended June 30, 1999. Excluding 1998 special charges of $2.6 million, segment profit increased by $0.4 million, as sales volume related increases in gross profit were largely offset by increased SG&A expenses associated with the expansion of the Company's branch sales network for remanufactured engines.

      Independent Aftermarket Segment
      -------------------------------

      The following table presents net sales, special charges and segment profit
(loss) (EBT) expressed in millions of dollars and as a percentage of net sales:

                                                              For the six months ended June 30,
                                                       ---------------------------------------------
                                                                 1999                    1998
                                                       -----------------------  --------------------
               Net sales.........................      $    98.1      100.0%    $  97.4       100.0%
                                                       =========    ========    =======      =======
               Special charges..................       $     1.9        1.9%    $   0.8         0.8%
                                                       =========    ========    =======      =======
               Segment profit (loss)............       $   (12.6)     (12.8)%   $  (1.1)     (  1.1)%
                                                       =========    ========    =======      =======


      NET SALES. Net sales increased $0.7 million, or 0.7%, from $97.4 million for the six months ended June 30, 1998 to $98.1 million for the six months ended June 30, 1999.

      SPECIAL CHARGES. Special charges increased $1.1 million, from $0.8 million for the six months ended June 30, 1998 to $1.9 million for the six months ended June 30, 1999. Special charges incurred during 1998 consisted of $0.3 million of severance costs and $0.5 million of costs related to the centralization of the Independent Aftermarket segment's management team and its MIS function and certain other personnel matters. Special charges incurred during 1999 consisted of $1.6 million of exit costs of other costs related to the consolidation of the Independent Aftermarket's distribution centers, as well as $0.3 million of severance and other costs related to the reorganization of certain management functions.


      SEGMENT PROFIT (LOSS). Segment profit decreased $11.5 million, from a $1.1 million loss for the six months ended June 30, 1998 to a $12.6 million loss for the six months ended June 30, 1999. Excluding 1999 and 1998 special charges of $1.9 million and $0.8 million, respectively, segment profit decreased $10.4 million between the two periods. This decline was primarily attributable to (i) an overall decline in gross profit margin of approximately $4.1 million due primarily to changes in sales mix, an increase in costs and selected temporary sales discounts to maintain customer satisfaction and service levels as the Company implemented enhancements to its enterprise-wide information system and an increase in costs associated with the relocation of one the Company's primary distribution centers to a larger and more suitable facility, (ii) an increase of approximately $3.7 million of additional infrastructure costs related to the segment's enterprise-wide information system and (iii) approximately $1.6 million of costs related to the launch of the Company's independent aftermarket remanufactured transmission program.

      Other Operating Units
      ---------------------

      The following table presents net sales, special charges and segment profit (EBT) expressed in millions of dollars and as a percentage of net sales:

                                                                 For the six months ended June 30,
                                                               --------------------------------------
                                                                    1999                   1998
                                                               -----------------  -------------------
               Net sales.............................          $27.6    100.0%    $    18.7    100.0%
                                                               =====   =======    =========   =======
               Special charges.......................          $ 0.1      0.3%    $      -        - %
                                                               =====   =======    =========   =======
               Segment profit........................          $ 3.0     10.9%    $     1.0      5.3%
                                                               =====   =======    =========   =======

      NET SALES. Net sales increased $8.9 million, or 47.6%, from $18.7 million for the six months ended June 30, 1998 to $27.6 million for the six months ended June 30, 1999. On a pro forma basis, as if the Autocraft acquisition and the sale of Mascot had taken place on January 1, 1998, net sales would have been $22.5 million and $26.9 million for the six months ended June 30, 1998 and 1999, respectively. This increase was primarily attributable to increased sales in the Logistics Services and Material Recovery business units, which were acquired in March 1998 as part of the Autocraft acquisition. Prior to the Autocraft acquisition, revenue in this segment was entirely attributable to Mascot, the Company's Canadian heavy-duty truck remanufacturing operation, which was sold in February 1999.

      SEGMENT PROFIT. Segment profit increased $2.0 million, or 200.0%, from $1.0 million for the six months ended June 30, 1998 to $3.0 million for the six months ended June 30, 1999. The increase was primarily the result of additional sales volume described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had total cash and cash equivalents on hand of $1.8 million at June 30, 1999. Net cash provided by operating activities was $9.1 million for the six-month period. Net cash used in investing activities was $10.7 million for the period, which consisted of $14.6 million in capital expenditures largely for remanufacturing equipment and systems implementation costs partially offset by $3.8 million of proceeds from the sale of Mascot. Net cash provided by financing activities of $2.8 million was primarily from net borrowings of $6.2 million made under the Credit Facility, partially offset by $1.6 million in payment of the Canadian bank line of credit, $1.5 million in payment of amounts due to acquired companies and $0.5 million in payment of deferred financing fees related to amendments made to the Credit Facility.

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

      Amounts outstanding under the Credit Facility bear interest at either the "Alternate Base Rate" or the "Eurodollar Rate" (as defined in the Credit Agreement) plus an applicable margin. At December 31, 1998 the Alternate Base Rate margin was zero and the Eurodollar margin was 1.0%. As of June 30, 1999, the Alternate Base Rate margin was 1.25% and the Eurodollar margin was 2.25%.

      As of June 30, 1999, the Company had approximately $54.8 million available under the revolving portion of the Credit Facility.

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

YEAR 2000 COMPLIANCE

      The Company has assembled an internal project team that is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the Year 1900 and the Year 2000. The project team has developed and implemented a three-step plan intended to result in the Company's operations continuing with no or minimal interruption through the Year 2000. The plan has been designed to comply with guidelines established by the Automotive Industry Action Group (an industry association supported by several of the major
OEMs).

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

PROCESS OVERVIEW

      The first step in the Company's plan was to inventory all of its computer hardware and software and all of its devices having imbedded computer technology. The Year 2000 project team focused on four areas: (i) business systems; (ii) production (e.g., desk top computers and remanufacturing machinery); (iii) financial management (e.g., banking software, postage equipment and time clocks); and (iv) facilities (e.g., heating and air conditioning systems, elevators, telephones, and fire and security systems). This inventory has been completed.

      In the second step, the project team is determining whether each inventoried system or device is Year 2000 compatible. In the third step, those that are not compatible are being upgraded or replaced.

      BUSINESS SYSTEMS. The business systems used by the Company's logistics services, material recovery and electronics operations and the business systems used by its subsidiaries that remanufacture transmissions for Chrysler, Ford, General Motors and the Company's foreign OEM transmission customers, have each been certified by the respective vendor as being Year 2000 compatible. The enterprise system being integrated for the Independent Aftermarket segment has also been certified by the vendor as being Year 2000 compatible. Certain operations within the Independent Aftermarket segment that are not yet integrated into the enterprise system, are expected to be upgraded or replaced before the end of the year in order to be Year 2000 compatible. The business system used by the Company's European operation is not Year 2000 compatible and will be replaced with a compatible system by the end of the third quarter of 1999.

      PRODUCTION, FINANCIAL MANAGEMENT AND FACILITIES. Each device and each piece of hardware and non-business system software (a "Non-System Item") that can be tested by the Company has been tested for Year 2000 compatibility. In the case of any Non-System Item that cannot be tested, the vendor has been asked for a certification regarding compatibility. Each Non-System Item that is noncompatible will be either upgraded or replaced. The Company expects that substantially all of the Non-System Items will have been tested or certified and upgraded or replaced by the end of the third quarter of 1999.

      VENDORS. The project team is also in the process of contacting each of the Company's significant vendors and requesting that they apprise the Company of the status of their Year 2000 compliance programs. The Company had originally targeted the end of the first quarter of 1999 as the date for receiving substantially all vendor responses, but has now moved the target to the end of the third quarter of 1999. There can be no assurance as to when this process will be completed.

COSTS

      The total cost associated with the Company becoming Year 2000 compatible is not expected to be material to its financial position. As of June 30, 1999, the Company had spent approximately $0.5 million in connection with the project, consisting primarily of costs to upgrade noncompatible business systems. During the balance of the year, the Company expects to spend approximately $0.2 million to replace the business system used by the Company's European operation and less than $0.2 million to upgrade or replace Non-System Items.

      The estimate of the cost to upgrade or replace Non-System Items is subject to change once the testing/certification process is completed. As a result, the actual amount that is ultimately expended to upgrade or replace Non-System Items could be substantially higher or lower than the above estimate.

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

      The Company is in the process of developing a contingency plan to address any material Year 2000 noncompliance issues. The Company projects to have the plan completed by the end of October 1999.

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

INTEREST RATE EXPOSURE

      Based on the Company's overall interest rate exposure during the six months ended June 30, 1999, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operation or cash flows.

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


      Items 1-3 are not applicable.


      Item 4.  - Submission of Matters to a Vote of Security Holders

      The 1999 annual meeting of stockholders of the Company was held on May 5, 1999 for the purpose of electing ten directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified.

      The following directors were elected by the following vote:

                                                              Votes
                                               -------------------------------
                                                   For                Against
                                                   ---                -------
               Robert Anderson                  18,653,305            695,095
               Richard R. Crowell               18,658,522            689,878
               Michael T. DuBose                18,657,022            691,378
               Dale F. Frey                     18,658,522            689,878
               Mark C. Hardy                    18,658,522            689,878
               Dr. Michael J. Hartnett          18,658,522            689,878
               Gerald L. Parsky                 18,658,522            689,878
               Richard K. Roeder                18,658,522            689,878
               William A. Smith                 18,657,222            691,178
               J. Richard Stonesifer            18,658,522            689,878



      Items 5 and 6 are not applicable.

                          AFTERMARKET TECHNOLOGY CORP.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AFTERMARKET TECHNOLOGY CORP.


Date:    July 29, 1999                   /s/ Barry C. Kohn
------------------------                 ---------------------------------------
                                         Barry C. Kohn, Chief Financial Officer


- Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

                          AFTERMARKET TECHNOLOGY CORP.


                                  EXIBIT INDEX


Exhibit
Number              Description                                 Electronic (E)
--------            ---------------------------                 --------------
27                  Financial Data Schedules                       (E)