Form 10-Q
period 1999-09-30
AFTERMARKET TECHNOLOGY CORP
filed 1999-10-28
CIK 933405

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

For the quarterly period ended September 30, 1999

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                              ----------------------   -----------------------

                         Commission File Number 0-21803

                          AFTERMARKET TECHNOLOGY CORP.
             (Exact Name of Registrant as Specified in Its Charter)


           DELAWARE                                     95-4486486
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

 One Oak Hill Center - Suite 400, Westmont, IL                60559
     (Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code: (630) 455-6000


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 22, 1999, there were 20,417,372 shares of common stock of the Registrant outstanding.

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
PART I.         Financial Information

      Item 1.   Financial Statements:

                Consolidated Balance Sheets at September 30, 1999 (unaudited)
                and December 31, 1998 .......................................................       3

                Consolidated Statements of Income (unaudited) for the Three and Nine
                Months Ended September 30, 1999 and 1998 ....................................       4

                Consolidated Statements of Cash Flows (unaudited) for the
                Nine Months Ended September 30, 1999 and 1998 ...............................       5

                Notes to Consolidated Financial Statements ..................................       6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations .........................................      11

      Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk .................................................................      21


PART II.   Other Information

      Item 6.   Exhibits and Reports on Form 8-K ............................................      22

SIGNATURES ..................................................................................      23

EXHIBIT INDEX ...............................................................................      24

Note:      Items 1 - 5 of Part II are omitted because they are not applicable.

                          AFTERMARKET TECHNOLOGY CORP.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    September 30,   December 31,
                                                                                        1999           1998
                                                                                  ---------------  --------------
                                                                                   (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                         $   2,099      $     580
   Accounts receivable, net                                                             78,314         71,357
   Inventories, net                                                                    116,156         98,696
   Prepaid and other assets                                                              4,762          3,959
   Refundable income taxes                                                                   -         10,954
   Deferred income taxes                                                                10,519          8,240
                                                                                  ---------------  --------------
Total current assets                                                                   211,850        193,786

Property, plant and equipment, net                                                      75,900         63,903
Debt issuance costs, net                                                                 4,983          5,044
Cost in excess of net assets acquired, net                                             261,928        267,947
Other assets                                                                               455          1,225
                                                                                  ---------------  --------------
Total assets                                                                         $ 555,116      $ 531,905
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                  $  39,442      $  35,945
   Accrued expenses                                                                     45,374         42,643
   Amounts due to acquired companies                                                     8,313         10,204
   Bank line of credit                                                                   1,228          2,060
   Income taxes payable                                                                    553              -
   Current portion of credit facility                                                   18,426         15,000
                                                                                  ---------------  --------------
Total current liabilities                                                              113,336        105,852

12% Series B and D Senior Subordinated Notes                                           111,259        111,394
Amount drawn on credit facility, less current portion                                  129,618        123,350
Amounts due to acquired companies, less current portion                                  7,606          8,483
Deferred compensation                                                                    3,534          3,323
Deferred income taxes                                                                   13,626         11,492

Stockholders' equity:
     Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued             -              -
     Common stock, $.01 par value; shares authorized - 30,000,000;
       Issued - 20,585,372 and 20,411,768 (including shares held in treasury)              206            204
     Additional paid-in capital                                                        135,757        135,104
     Retained earnings                                                                  42,740         35,676
     Accumulated other comprehensive loss                                                 (572)          (979)
     Common stock held in treasury, at cost (172,000 shares)                            (1,994)        (1,994)
                                                                                  ---------------  --------------
Total stockholders' equity                                                             176,137        168,011

                                                                                  ---------------  --------------
Total liabilities and stockholders' equity                                           $ 555,116      $ 531,905
                                                                                  ---------------  --------------
                                                                                  ---------------  --------------


                                      -3-
SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               For the three months ended September 30,   For the nine months ended September 30,
                                                     1999                  1998                1999                  1998
                                               -------------------  -------------------  --------------------  --------------------
                                                           (Unaudited)                                (Unaudited)

Net sales                                          $ 142,156           $      125,003           $ 418,557          $ 362,472
Cost of sales                                         95,199                   86,931             286,560            245,492
                                               -------------------  -------------------  --------------------  --------------------
Gross profit                                          46,957                   38,072             131,997            116,980

Selling, general and
    administrative expense                            30,716                   26,066              91,265             70,329
Amortization of intangible assets                      1,787                    1,889               5,370              5,128
Special charges                                            -                        -               4,000              3,580
                                               -------------------  -------------------  --------------------  --------------------

Income from operations                                14,454                   10,117              31,362             37,943

Other income (expense), net                             (196)                     550                 163              1,500
Interest expense                                       6,951                    6,361              19,750             17,997
                                               -------------------  -------------------  --------------------  --------------------

Income before income taxes
    and extraordinary items                            7,307                    4,306              11,775             21,446

Income tax expense                                     2,879                    1,753               4,711              8,592
                                               -------------------  -------------------  --------------------  --------------------

Income before extraordinary items                      4,428                    2,553               7,064             12,854

Extraordinary items - net of income taxes                  -                      170                   -                533
                                               -------------------  -------------------  --------------------  --------------------

Net income                                         $   4,428           $        2,383           $   7,064          $  12,321
                                               -------------------  -------------------  --------------------  --------------------
                                               -------------------  -------------------  --------------------  --------------------

Per common share - basic:
    Income before extraordinary items              $    0.22           $         0.13           $    0.35          $    0.65
    Extraordinary items                                    -                    (0.01)                  -              (0.03)
                                               -------------------  -------------------  --------------------  --------------------

   Net income                                      $    0.22           $         0.12           $    0.35          $    0.62
                                               -------------------  -------------------  --------------------  --------------------
                                               -------------------  -------------------  --------------------  --------------------

Weighted average number of common shares
    outstanding                                       20,367                   19,991              20,294             19,929
                                               -------------------  -------------------  --------------------  --------------------
                                               -------------------  -------------------  --------------------  --------------------

Per common share - diluted:
    Income before extraordinary items              $    0.21           $         0.12           $    0.33          $    0.61
    Extraordinary items                                    -                    (0.01)                  -              (0.03)
                                               -------------------  -------------------  --------------------  --------------------
   Net income                                      $    0.21           $         0.11           $    0.33          $    0.58
                                               -------------------  -------------------  --------------------  --------------------
                                               -------------------  -------------------  --------------------  --------------------
Weighted average number of common and
    common equivalent shares outstanding              21,225                   21,091              21,142             21,203
                                               -------------------  -------------------  --------------------  --------------------
                                               -------------------  -------------------  --------------------  --------------------


                                      -4-
SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           For the nine months ended September 30,
                                                                                   1999               1998
                                                                           ------------------  -------------------
                                                                                        (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                     $   7,064           $  12,321
Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
       Extraordinary item                                                              -                 888
       Depreciation and amortization                                              14,220              11,383
       Amortization of debt issuance costs                                           718                 832
       Provision for losses on accounts receivable                                   711                 634
       Loss on sale of equipment                                                      60                  20
       Deferred income taxes                                                        (546)                729
       Changes in operating assets and liabilities, net of businesses acquired/sold:
           Accounts receivable                                                    (8,437)             (3,768)
           Inventories                                                           (19,674)             (9,318)
           Prepaid and other assets                                               10,830              (5,250)
           Accounts payable and accrued expenses                                   6,930               5,374
                                                                           ------------------  -------------------
Net cash provided by operating activities                                         11,876              13,845

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                       (20,324)            (15,394)
Acquisition of companies, net of cash received                                         -            (114,512)
Proceeds from sale of business                                                     3,808                   -
Proceeds from sale of equipment                                                      224                 593
                                                                           ------------------  -------------------
Net cash used in investing activities                                            (16,292)           (129,313)

FINANCING ACTIVITIES:
Borrowings on credit facility, net                                                 9,694             128,300
Payments on bank line of credit, net                                                (849)             (2,387)
Payment of debt issuance costs                                                      (727)             (2,425)
Redemption of senior subordinated notes                                                -              (5,614)
Proceeds from exercise of stock options                                              565                 780
Purchase of common stock for treasury                                                  -              (1,994)
Payments on amounts due to acquired companies                                     (2,748)               (468)
                                                                           ------------------  -------------------
Net cash provided by financing activities                                          5,935             116,192
                                                                           ------------------  -------------------

Increase in cash and cash equivalents                                              1,519                 724

Cash and cash equivalents at beginning of period                                     580                  78
                                                                           ------------------  -------------------
Cash and cash equivalents at end of period                                     $   2,099           $     802
                                                                           ------------------  -------------------
                                                                           ------------------  -------------------

Cash paid during the period for:
       Interest                                                                $  21,690           $  18,776
       Income taxes, net                                                          (6,418)              3,771


                                      -5-
SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.

                   Notes to Consolidated Financial Statements
                      (In thousands, except per share data)

NOTE 1:  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      Certain prior-year amounts have been reclassified to conform to the 1999 presentation.

NOTE 2:  INVENTORIES, NET

      Inventories are stated at the lower of cost (first in, first out method) or market:

                                                                              September 30, 1999           December 31, 1998
                                                                             --------------------         -------------------

          Raw materials, including core inventories.........                        $ 45,556                     $41,117
          Work-in-process...................................                           2,914                       3,051
          Finished goods....................................                          67,686                      54,528
                                                                             --------------------         -------------------
                                                                                    $116,156                     $98,696
                                                                             --------------------         -------------------
                                                                             --------------------         -------------------

      Finished goods includes remanufactured and purchased parts which are available for sale.

NOTE 3:  CREDIT FACILITY

      The Company has an agreement with The Chase Manhattan Bank, as agent, providing for a credit facility comprised of a $100.0 million revolving line of credit and a $120.0 million term loan (the "Credit Facility") to finance the Company's working capital requirements, future acquisitions and the acquisition of Autocraft (see Note 4). Amounts advanced under the Credit Facility are secured by substantially all the assets of the Company. Amounts advanced under the revolving portion of the Credit Facility will become due on December 31, 2003. The balance outstanding on the term loan (which requires payments through December 31, 2003) was $97.0 million as of September 30, 1999. The Company may prepay outstanding advances under the revolving line of credit or the term loan portion of the Credit Facility in whole or in part without incurring any premium or penalty. At September 30, 1999, $51.0 million was outstanding under the revolving line of credit.

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

      In August 1999, the Company obtained consent and amendments to certain of the covenants to its Credit Facility to allow the Company to acquire substantially all the assets of All Transmission Parts, Inc. and All Automatic Transmission Parts, Inc. (See Note 11.)

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

      See Note 11 - Subsequent Events, regarding the Company's acquisition activity subsequent to September 30, 1999.

NOTE 5:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                For the three months ended     For the nine months ended
                                                       September 30,                 September 30,
                                                --------------------------     -------------------------
                                                    1999            1998           1999          1998
                                                ------------    ----------     -----------    ----------
Numerator:
Net income...............................         $ 4,428          $ 2,383        $ 7,064      $12,321
                                                ------------    ----------     -----------    ----------
                                                ------------    ----------     -----------    ----------

Denominator:
Weighted-average common shares outstanding         20,367           19,991         20,294       19,929
Effect of stock options and warrants.....             858            1,100            848        1,274
                                                ------------    ----------     -----------    ----------
Denominator for diluted earnings per
common share.............................          21,225           21,091         21,142       21,203
                                                ------------    ----------     -----------    ----------
                                                ------------    ----------     -----------    ----------

Basic earnings per common share..........         $  0.22          $  0.12        $  0.35      $  0.62
Diluted earnings per common share........            0.21             0.11           0.33         0.58

NOTE 6.  REPORTABLE SEGMENTS

      The Company has two reportable segments: Original Equipment Manufacturer ("OEM") segment and Independent Aftermarket segment. The Company's OEM segment consists of four operating units that primarily sell remanufactured transmissions and engines directly to OEMs. The Company's Independent Aftermarket segment consists of the Company's Distribution Group, which primarily sells transmission repair kits, soft parts, remanufactured torque converters and transmissions, and new and remanufactured hard parts used in drive train repairs to independent transmission rebuilders and to a lesser extent to general repair shops, wholesale distributors and retail automotive parts stores. Other operating units, which are not reportable segments, consist of an electronic parts remanufacturing and distribution business, warehouse and distribution services for AT&T Wireless and a material recovery processing business primarily for Ford.

      The Company evaluates performance and allocates resources based upon profit or loss before income taxes and extraordinary items ("EBT"). The reportable segments' accounting policies are the same as those of the Company. Intersegment sales and transfers are recorded at the Company's standard cost and intersegment profits are eliminated.

      The reportable segments are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:


                                                                          Independent
                                                              OEM         Aftermarket            Other             Totals
                                                              ---         -----------            -----             ------
For the three months ended September 30, 1999:
   Revenues from external customers .................   $  77,422          $  49,493           $  15,241          $ 142,156
   Intersegment revenues ............................         269                 20                   -                289
   Special charges ..................................           -                  -                   -                  -
   Segment profit (loss) ............................      10,388             (5,274)              1,899              7,013

For the nine months ended September 30, 1999:
   Revenues from external customers .................   $ 228,071          $ 147,602           $  42,884          $ 418,557
   Intersegment revenues ............................         625                880                   -              1,505
   Special charges ..................................           -              1,866                  80              1,946
   Segment profit (loss) ............................      26,124            (17,882)              4,939             13,181


                                                                          Independent
                                                              OEM         Aftermarket            Other             Totals
                                                              ---         -----------            -----             ------
For the three months ended September 30, 1998:
   Revenues from external customers .................   $  65,123          $  46,027           $  13,853          $ 125,003
   Intersegment revenues ............................         153                601                   -                754
   Special charges ..................................           -                  -                   -                  -
   Segment profit (loss) ............................       4,496             (1,805)                282              2,973

For the nine months ended September 30, 1998:
   Revenues from external customers .................   $ 186,495          $ 143,457           $  32,520          $ 362,472
   Intersegment revenues ............................         538                688                   -              1,226
   Special charges ..................................       2,650                795                   -              3,445
   Segment profit (loss) ............................      17,197             (2,886)              1,257             15,568

      A reconciliation of the reportable segments to consolidated net sales and income before income taxes and extraordinary item are as follows:


                                                        For the three months ended            For the nine months ended
                                                               September 30,                        September 30,
                                                      --------------------------------  ------------------------------------
                                                         1999               1998               1999                1998
                                                      ---------------  ---------------  -----------------  -----------------
Net sales:
----------
 External revenues from reportable segments .........   $ 126,915          $ 111,150           $ 375,673          $ 329,952
 Intersegment revenues for reportable segments ......         289                754               1,505              1,226
 Other revenues .....................................      15,241             13,853              42,884             32,520
 Elimination of intersegment revenues ...............        (289)              (754)             (1,505)            (1,226)
                                                      ---------------  ---------------  -----------------  -----------------
         Consolidated net sales .....................   $ 142,156          $ 125,003           $ 418,557          $ 362,472
                                                      ---------------  ---------------  -----------------  -----------------
                                                      ---------------  ---------------  -----------------  -----------------
Profit:
------
 Total profit for reportable segments ...............   $   5,114          $   2,691           $   8,242          $  14,311
 Other profit .......................................       1,899                282               4,939              1,257
 Unallocated amounts:
   Special charges ..................................           -                  -              (2,054)              (135)
   Corporate (expense) profit .......................      (1,131)              (461)             (4,127)               102
   Depreciation and amortization ....................        (204)              (370)               (600)              (441)
   Interest expense, net ............................       1,629              2,164               5,375              6,352
                                                      ---------------  ---------------  -----------------  -----------------
         Income before income taxes and
           Extraordinary items ......................   $   7,307          $   4,306           $  11,775          $  21,446
                                                      ---------------  ---------------  -----------------  -----------------
                                                      ---------------  ---------------  -----------------  -----------------

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

      The following table summarizes the provisions and reserves for restructuring and special charges as included in accrued expenses:

                                     Termination
                                       Benefits      Exit / Other Costs      Total
                                    ------------    -------------------   ----------

Provision 1998 ..................     $ 2,690           $ 6,054           $ 8,744
Payments 1998 ...................        (822)           (2,528)           (3,350)
                                    ------------    -------------------   ----------
Reserve at December 31, 1998 ....      $ 1,868           $ 3,526           $ 5,394
Provision 1999 ..................        1,829             2,171             4,000
Payments 1999 ...................       (1,430)           (1,212)           (2,642)
                                    ------------    -------------------   ----------
Reserve at September 30, 1999 ...      $ 2,267           $ 4,485           $ 6,752
                                    ------------    -------------------   ----------
                                    ------------    -------------------   ----------

NOTE 8:  COMPREHENSIVE INCOME

      The following table sets forth the computation of comprehensive income for the three and nine months ended September 30, 1999 and 1998, respectively:

                                                 For the three months ended           For the nine months ended
                                                        September 30,                      September 30,
                                                ---------------------------          ----------------------------
                                                    1999            1998                 1999            1998
                                                ------------    -----------          ------------    ------------
Net income ...................................     $  4,428       $  2,383             $  7,064        $ 12,321
Other comprehensive income (loss):
Translation adjustment, net of related
taxes ........................................          182         (1,682)                 407          (1,570)
                                                ------------    -----------          ------------    ------------
Total comprehensive income ...................     $  4,610       $    701             $  7,471        $ 10,751
                                                ------------    -----------          ------------    ------------
                                                ------------    -----------          ------------    ------------


NOTE 9:  EXTRAORDINARY ITEMS

      In September 1998, the Company purchased and retired $5,398 in principle amount of the Company's 12% Senior Subordinated Notes due 2004 (the "Senior Notes") in open market transactions. In connection with this repurchase, the Company recorded an extraordinary item of $170, net of income tax benefit of $113 related to the purchase price premium and the write-off of unamortized deferred financing fees.

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

NOTE 11:  SUBSEQUENT EVENTS

      On October 1, 1999, the Company acquired substantially all the assets of All Transmission Parts, Inc. for a cash purchase price of $32.0 million. The purchase price was paid by borrowings under the revolving portion of the Credit Facility. In addition, the Company expects to complete the acquisition of substantially all the assets of All Automatic Transmission Parts, Inc., which is an affiliate of All Transmission Parts, Inc., on or before December 1, 1999 for a cash purchase price of $8.0 million. The purchase price for this acquisition and related transaction expenses for both acquisitions will be paid by borrowings under the revolving portion of the Credit Facility. These acquisitions will be accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities will be made on the basis of the fair value.

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

      Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition. For a discussion of these and certain other factors, please refer to Item 1. "Business-Certain Factors Affecting the Company" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Please also refer to the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998.

      Net income increased $2.0 million, or 83.3%, from $2.4 million for the three months ended September 30, 1998 to $4.4 million for the three months ended September 30, 1999. Income before extraordinary item increased $1.8 million, or 69.2%, from $2.6 million for the three months ended September 30, 1998 to $4.4 million for the three months ended September 30, 1999. This increase was primarily attributable to an increase in profitability of the Company's OEM segment partially offset by a decline in profitability of the Company's Independent Aftermarket segment during 1999 as compared to 1998. Net income per diluted share was $0.21 for the three months ended September 30, 1999 as compared to $0.11 per diluted share for the three months ended September 30, 1998. Excluding extraordinary items, net income per diluted share was $0.12 for the three months ended September 30, 1998.

NET SALES

      Net sales increased $17.2 million, or 13.8%, from $125.0 million for the three months ended September 30, 1998 to $142.2 million for the three months ended September 30, 1999. On a proforma basis, excluding $1.4 million of 1998 sales from Mascot, the Company's Canadian heavy-duty truck remanufacting operation, which was sold in February 1999, sales increased $18.6 million, or 15.1%, from $123.6 million for the three months ended September 30, 1998. This increase was primarily attributable to increased sales from the Company's OEM segment. In addition, the Independent Aftermarket segment and the Logistics Services and Material Recovery business units reported increases in 1999 as compared to 1998.

      Sales to DaimlerChrysler accounted for 22.0% and 16.7% of the Company's revenues for the three months ended September 30, 1999 and 1998, respectively. Sales to Ford accounted for 19.3% and 21.0% of the Company's revenues for the three months ended September 30, 1999 and 1998, respectively.

GROSS PROFIT

      Gross profit increased $8.9 million, or 23.4%, from $38.1 million for the three months ended September 30, 1998 to $47.0 million for the three months ended September 30, 1999. This increase was principally due to the increased sales from the Company's OEM segment and its Logistics Services and Material Recovery business units, partially offset by a decline in gross profit experienced by the Company's Independent Aftermarket segment. Gross profit as a percentage of net sales increased from 30.5% for the three months ended September 30, 1998 to 33.0% for the three months ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses ("SG&A") increased $4.6 million, or 17.6%, from $26.1 million for the three months ended September 30, 1998 to $30.7 million for the three months ended September 30, 1999. As a percentage of net sales, SG&A expenses increased from 20.9% to 21.6% between the two periods. The increase was primarily due to (i) $1.4 million of additional infrastructure costs related to the Independent Aftermarket segment's enterprise-wide information system, (ii) $1.2 million related to the OEM segment's remanufactured engine program, primarily due to the expansion of its branch sales channel, (iii) $0.9 million in the Logistics Services business unit primarily related to sales volume growth and systems enhancements and (iv) $0.8 million primarily associated with the Company's business improvement initiatives, including travel, recruitment and professional service costs.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangible assets decreased slightly from $1.9 million for the three months ended September 30, 1998 to $1.8 million for the three months ended September 30, 1999.

SPECIAL CHARGES

      The Company did not incur any special charges during the three months ended September 30, 1999. However, the Company, as a normal part of its 2000 business planning process, is identifying and reviewing areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems. Implementation of any of these could require the Company to incur special charges, which would be offset over time by the projected cost savings.

INCOME FROM OPERATIONS

      Income from operations increased $4.4 million, or 43.6%, from $10.1 million for the three months ended September 30, 1998 to $14.5 million for the three months ended September 30, 1999, principally as a result of the factors described above. As a percentage of net sales, income from operations increased from 8.1% to 10.2%, between the two periods.

INTEREST EXPENSE

      Interest expense increased $0.6 million, or 9.4%, from $6.4 million for the three months ended September 30, 1998 to $7.0 million for the three months ended September 30, 1999. The increase primarily resulted from borrowings under the Credit Facility to finance operating activities and purchases of property, plant and equipment.

EXTRAORDINARY ITEM

      During the three months ended September 30, 1998, the Company recorded an extraordinary item of $0.2 million resulting from the repurchase of $5.4 million in principle amount of the Senior Notes in open market transactions.

      OEM SEGMENT

      The following table presents net sales and segment profit (EBT) expressed in millions of dollars and as a percentage of net sales:

                                                              For the three months ended September 30,
                                                              ----------------------------------------
                                                                     1999                 1998
                                                              -------------------  --------------------
              Net sales.............................          $77.4     100.0%        $65.1      100.0%
                                                              -------- ----------  ---------- ---------
                                                              -------- ----------  ---------- ---------
              Segment profit........................          $10.4      13.4%        $ 4.5        6.9%
                                                              -------- ----------  ---------- ---------
                                                              -------- ----------  ---------- ---------

      NET SALES. Net sales increased $12.3 million, or 18.9%, from $65.1 million for the three months ended September 30, 1998 to $77.4 million for the three months ended September 30, 1999. The increase was primarily due to increased sales of remanufactured transmissions to DaimlerChrysler and Ford and increased sales from the OEM segment's engine branch sales channel, partially offset by a decrease in sales volume of engine and related parts in the segment's European operations.

      Sales to DaimlerChrysler accounted for 40.3% and 32.0% of segment revenues for the three months ended September 30, 1999 and 1998, respectively. Sales to Ford accounted for 32.7% and 37.3% of segment revenues for the three months ended September 30, 1999 and 1998, respectively.

      SEGMENT PROFIT. Segment profit increased $5.9 million, or 131.1%, from $4.5 million (6.9% of OEM net sales) for the three months ended September 30, 1998 to $10.4 million (13.4% of OEM net sales) for the three months ended September 30, 1999. The increase is primarily attributable to the increased sales of remanufactured transmissions.

      INDEPENDENT AFTERMARKET SEGMENT

      The following table presents net sales and segment profit (loss) (EBT) expressed in millions of dollars and as a percentage of net sales:

                                                          For the three months ended September 30,
                                                          ----------------------------------------
                                                                 1999                 1998
                                                          -------------------  --------------------
               Net sales...........................       $ 49.5     100.0%    $ 46.0        100.0%
                                                          -------- ----------  ---------- ---------
                                                          -------- ----------  ---------- ---------
               Segment profit (loss) ..............       $ (5.3)    (10.7)%   $ (1.8)        (3.9)%
                                                          -------- ----------  ---------- ---------
                                                          -------- ----------  ---------- ---------


      NET SALES. Net sales increased $3.5 million, or 7.6%, from $46.0 million for the three months ended September 30, 1998 to $49.5 million for the three months ended September 30, 1999. This increase was largely attributable to sales of hard parts that were introduced after the third quarter of 1998 and to an improvement from the lower sales volumes experienced during 1998, which were caused by customer service and fill rate shortfalls related to implementation issues associated with the segment's enterprise-wide information system.


      SEGMENT PROFIT (LOSS). Segment profit decreased $3.5 million, from a $1.8 million loss for the three months ended September 30, 1998 to a $5.3 million loss for the three months ended September 30, 1999. This decline was primarily attributable to (i) $1.4 million of additional infrastructure costs related to the segment's enterprise-wide information system, (ii) an increase of $1.0 million in allocated interest expense, primarily associated with an increase in segment investment for systems implementation costs, increased inventory levels to support new product and customer service initiatives, and segment losses and (iii) $0.7 million of costs related to the launch of the Company's independent aftermarket remanufactured transmission program.

      OTHER OPERATING UNITS

      The following table presents net sales and segment profit (EBT) expressed in millions of dollars and as a percentage of net sales:

                                                                For the three months ended September 30,
                                                                ----------------------------------------
                                                                     1999                     1998
                                                                -------------------- -------------------
               Net sales.............................             $15.2     100.0%      $13.9    100.0%
                                                                -------- ----------- ---------- --------
                                                                -------- ----------- ---------- --------
               Segment profit........................             $ 1.9      12.5%      $ 0.3      2.2%
                                                                -------- ----------- ---------- --------
                                                                -------- ----------- ---------- --------

      NET SALES. Net sales increased $1.3 million, or 9.4%, from $13.9 million for the three months ended September 30, 1998 to $15.2 million for the three months ended September 30, 1999. On a proforma basis, excluding $1.4 million of 1998 sales from Mascot, sales increased $2.7 million, or 21.6% between the periods. The increase was primarily attributable to increased sales by the Logistics Services and Material Recovery business units.

      SEGMENT PROFIT. Segment profit increased $1.6 million, or 533.3%, from $0.3 million for the three months ended September 30, 1998 to $1.9 million for the three months ended September 30, 1999. The increase was primarily the result of increased sales volumes by the Logistics Services and Material Recovery business units in 1999 versus 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998.

      Net income decreased $5.2 million, or 42.3%, from $12.3 million for the nine months ended September 30, 1998 to $7.1 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1999 and 1998, the Company recorded special charges of $4.0 million and $3.6 million, respectively, related to certain initiatives designed to improve operating efficiencies and reduce costs (see "Special Charges" below). After-tax net earnings before extraordinary item and special charges decreased $5.5 million, or 36.7%, from $15.0 million for the nine months ended September 30, 1998 to $9.5 million for the nine months ended September 30, 1999. This decrease was primarily attributable to a decline in profitability from the Company's Independent Aftermarket segment, partially offset by an increase in profitability from the Company's OEM segment, during 1999 as compared to 1998. Net income per diluted share was $0.33 for the nine months ended September 30, 1999 as compared to $0.58 per diluted share for the nine months ended September 30, 1998. Excluding the special charges and extraordinary item, net income per diluted share was $0.45 for the nine months ended September 30, 1999 as compared to $0.71 per diluted share for the nine months ended September 30, 1998.

NET SALES

      Net sales increased $56.1 million, or 15.5%, from $362.5 million for the nine months ended September 30, 1998 to $418.6 million for the nine months ended September 30, 1999. This increase is partially attributable to a full nine months of net sales from Autocraft, acquired in March 1998. On a pro forma basis, as if the Autocraft acquisition and the sale of Mascot had taken place on January 1, 1998, net sales would have been $417.9 million and $384.3 million for the nine months ended September 30, 1999 and 1998, respectively. The increase, on a pro forma basis, was primarily attributable to increased sales across all reportable and non-reportable segments of the Company.

      Sales to DaimlerChrysler accounted for 20.1% and 19.1% of the Company's revenues for the nine months ended September 30, 1999 and 1998, respectively. Sales to Ford accounted for 19.3% and 15.4% of the Company's revenues for the nine months ended September 30, 1999 and 1998, respectively. On a pro forma basis, as if the Autocraft acquisition and the sale of Mascot had occurred on January 1, 1998, sales to DaimlerChrysler would have accounted for 18.0% of the Company's revenues for the nine months ended September 30, 1998 and sales to Ford would have accounted for 19.0% of the Company's revenues for the same period.

GROSS PROFIT

      Gross profit increased $15.0 million, or 12.8%, from $117.0 million for the nine months ended September 30, 1998 to $132.0 million for the nine months ended September 30, 1999. This increase was principally due to the increased sales in the Company's OEM segment and Logistics Services business unit, partially offset by a decline in gross profit experienced by the Company's Independent Aftermarket segment. Gross profit as a percentage of net sales decreased from 32.3% to 31.5% between the two periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses ("SG&A") increased $21.0 million, or 29.9%, from $70.3 million for the nine months ended September 30, 1998 to $91.3 million for the nine months ended September 30, 1999. As a percentage of net sales, SG&A expenses increased from 19.4% to 21.8% between the two periods. This increase was due primarily to (i) $6.0 million related to the OEM segment's remanufactured engine program, primarily due to the expansion of its branch sales channel, (ii) $5.1 million of additional infrastructure costs related to the Independent Aftermarket segment's enterprise-wide information system, (iii) $3.5 million primarily associated with the Company's business improvement initiatives, including travel, recruitment and professional service costs, (iv) $2.9 million of additional cost due to a full nine months of SG&A cost from Autocraft, acquired on March 6, 1998 and (v) $2.4 million in the Logistics Services business unit primarily related to sales volume growth and systems enhancements.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangible assets increased $0.3 million, or 5.9%, from $5.1 million for the nine months ended September 30, 1998 to $5.4 million for the nine months ended September 30, 1999. The increase is attributable to the March 1998 Autocraft acquisition.

SPECIAL CHARGES

      During the nine months ended September 30, 1999, the Company incurred $4.0 million of special charges. These charges consisted of $2.4 million of severance and other costs related to the Company's reorganization of certain management functions and $1.6 million of exit and other costs principally related to the consolidation of certain of the Company's distribution centers.

      During the nine months ended September 30, 1998, the Company incurred $3.6 million of special charges, consisting of $2.5 million of costs relating principally to idle plant capacity costs and $1.1 million of restructuring charges consisting principally of employee severance costs and certain other exit costs. These were the initial special charges the Company incurred in its efforts designed to improve operating efficiencies and reduce costs.

      The Company, as a normal part of its 2000 business planning process, is identifying and reviewing areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems. Implementation of any of these could require the Company to incur special charges, which would be offset over time by the projected cost savings.

INCOME FROM OPERATIONS

      Income from operations decreased $6.5 million, or 17.2%, from $37.9 million for the nine months ended September 30, 1998 to $31.4 million for the nine months ended September 30, 1999, principally as a result of the factors described above. As a percentage of net sales, income from operations decreased from 10.5% to 7.5%, between the two periods.

INTEREST EXPENSE

      Interest expense increased $1.8 million, or 10.0%, from $18.0 million for the nine months ended September 30, 1998 to $19.8 million for the nine months ended September 30, 1999. The increase primarily resulted from borrowing under the $120.0 million term loan portion of the Credit Facility in March 1998 to finance the Autocraft acquisition.

EXTRAORDINARY ITEMS

      During the nine months ended September 30, 1998, an extraordinary item in the amount of $0.5 million ($0.9 million, net of related income tax benefit of $0.4 million) was recorded. This amount was comprised of (i) a pre-tax charge of $0.6 million for the write-off of deferred financing fees in connection with the restatement and amendment of the credit agreement for the Credit Facility and
(ii) a pre-tax charge of $0.3 million resulting from the repurchase of $5.4 million in principle amount of the Company's Senior Notes in open market transactions.



      OEM SEGMENT

      The following table presents net sales, special charges and segment profit
(EBT) expressed in millions of dollars and as a percentage of net sales:

                                                             For the nine months ended September 30,
                                                             ---------------------------------------
                                                                   1999                   1998
                                                             ------------------- -------------------
              Net sales.............................           $228.1    100.0%     $186.5    100.0%
                                                             --------- --------- ---------- --------
                                                             --------- --------- ---------- --------
              Special charges.......................           $    -        -%     $  2.6      1.4%
                                                             --------- --------- ---------- --------
                                                             --------- --------- ---------- --------
              Segment profit........................           $ 26.1     11.4%     $ 17.2      9.2%
                                                             --------- --------- ---------- --------
                                                             --------- --------- ---------- --------

      NET SALES. Net sales increased $41.6 million, or 22.3%, from $186.5 million for the nine months ended September 30, 1998 to $228.1 million for the nine months ended September 30, 1999. The increase was primarily due to (i) the timing of the Autocraft acquisition which was acquired on March 6, 1998, (ii) increased sales of remanufactured transmissions to Ford and DaimlerChrysler and
(iii) increased engine sales through the Company's branch sales channel, partially offset by a decrease in sales volume of engine and related parts in the segment's European operations.

      Sales to DaimlerChrysler accounted for 36.8% and 37.1% of segment revenues for the nine months ended September 30, 1999 and 1998, respectively. Sales to Ford accounted for 32.4% and 28.0% of segment revenues for the nine months ended September 30, 1999 and 1998, respectively. On a pro forma basis, as if the Autocraft acquisition had occurred on January 1, 1998, sales to DaimlerChrysler would have accounted for 33.6% of segment revenues for the nine months ended September 30, 1998 and sales to Ford would have accounted for 33.1% of segment revenues for the same period.

      SPECIAL CHARGES. Special charges of $2.6 million during 1998 were primarily incurred in connection with the consolidation of certain OEM segment manufacturing plants. There were no such charges incurred during the nine months ended September 30, 1999.

      SEGMENT PROFIT. Segment profit increased $8.9 million, or 51.7%, from $17.2 million (9.2% of OEM net sales) for the nine months ended September 30, 1998 to $26.1 million (11.4% of OEM net sales) for the nine months ended September 30, 1999. Excluding 1998 special charges of $2.6 million, segment profit increased by $6.3 million, as sales volume related increases in gross profit were partially offset by increased SG&A expenses associated with the expansion of the Company's branch sales network for remanufactured engines.

      Independent Aftermarket Segment

      The following table presents net sales, special charges and segment profit
(loss) (EBT) expressed in millions of dollars and as a percentage of net sales:

                                                           For the nine months ended September 30,
                                                           ---------------------------------------
                                                                 1999                   1998
                                                           ------------------- -------------------
               Net sales.........................            $147.6    100.0%     $143.5    100.0%
                                                           --------- --------- ---------- --------
                                                           --------- --------- ---------- --------
               Special charges..................             $  1.9      1.3%     $  0.8      0.6%
                                                           --------- --------- ---------- --------
                                                           --------- --------- ---------- --------
               Segment profit (loss)............             $(17.9)   (12.1)%    $ (2.9)    (2.0)%
                                                           --------- --------- ---------- --------
                                                           --------- --------- ---------- --------

      NET SALES. Net sales increased $4.1 million, or 2.9%, from $143.5 million for the nine months ended September 30, 1998 to $147.6 million for the nine months ended September 30, 1999. This increase was largely attributable to sales of hard parts that were introduced after the third quarter of 1998 and to an improvement from the lower sales volumes experienced during 1998, which were caused by customer service and fill rate shortfalls related to implementation issues associated with the segment's enterprise-wide information system.

      SPECIAL CHARGES. Special charges increased $1.1 million, from $0.8 million for the nine months ended September 30, 1998 to $1.9 million for the nine months ended September 30, 1999. Special charges incurred during 1998 consisted of $0.3 million of severance costs and $0.5 million of costs related to the centralization of the Independent Aftermarket segment's management team and its MIS function and certain other personnel matters. Special charges incurred during 1999 consisted of $1.6 million of exit and other costs related to the consolidation of the Independent Aftermarket's distribution centers, as well as $0.3 million of severance and other costs related to the reorganization of certain management functions.

      SEGMENT PROFIT (LOSS). Segment profit decreased $15.0 million, from a $2.9 million loss for the nine months ended September 30, 1998 to a $17.9 million loss for the nine months ended September 30, 1999. Excluding 1999 and 1998 special charges of $1.9 million and $0.8 million, respectively, segment profit decreased $13.9 million between the two periods. This decline was primarily attributable to (i) $5.1 million of additional infrastructure costs related to the segment's enterprise-wide information system, (ii) an overall decline in gross profit margin of $4.6 million due primarily to changes in sales mix, an increase in costs and selected temporary sales discounts to maintain customer satisfaction and service levels as the Company implemented enhancements to its enterprise-wide information system and an increase in costs associated with the relocation of one the Company's primary distribution centers to a larger and more suitable facility, (iii) $2.3 million of costs related to the launch of the Company's independent aftermarket remanufactured transmission program and (iv) an increase of $2.2 million in allocated interest expense, primarily associated with an increase in segment investment for capitalized systems implementation costs, increased inventory levels to support new product and customer service initiatives, and segment losses.

      Other Operating Units

      The following table presents net sales, special charges and segment profit
(EBT) expressed in millions of dollars and as a percentage of net sales:

                                                              For the nine months ended September 30,
                                                             ----------------------------------------
                                                                     1999                  1998
                                                             ------------------- --------------------
               Net sales.............................           $42.9    100.0%    $ 32.5    100.0%
                                                             --------- --------- ---------- ---------
                                                             --------- --------- ---------- ---------
               Special charges.......................           $ 0.1      0.2%    $    -        -%
                                                             --------- --------- ---------- ---------
                                                             --------- --------- ---------- ---------
               Segment profit........................           $ 4.9     11.4%    $  1.3      4.0%
                                                             --------- --------- ---------- ---------
                                                             --------- --------- ---------- ---------

      NET SALES. Net sales increased $10.4 million, or 32.0%, from $32.5 million for the nine months ended September 30, 1998 to $42.9 million for the nine months ended September 30, 1999. On a pro forma basis, as if the Autocraft acquisition and the sale of Mascot had taken place on January 1, 1998, net sales would have been $42.2 million and $34.9 million for the nine months ended September 30, 1999 and 1998, respectively. This increase was primarily attributable to increased sales in the Logistics Services and Material Recovery business units, which were acquired in March 1998 as part of the Autocraft acquisition. Prior to the Autocraft acquisition, revenue in this segment was entirely attributable to Mascot, the Company's Canadian heavy-duty truck remanufacturing operation, which was sold in February 1999.

      SEGMENT PROFIT. Segment profit increased $3.6 million, or 276.9%, from $1.3 million for the nine months ended September 30, 1998 to $4.9 million for the nine months ended September 30, 1999. The increase was primarily the result of additional sales volume described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had total cash and cash equivalents on hand of $2.1 million at September 30, 1999. Net cash provided by operating activities was $11.9 million for the nine-month period. Net cash used in investing activities was $16.3 million for the period, which consisted of $20.1 million in net capital expenditures largely for remanufacturing equipment and systems implementation costs partially offset by $3.8 million of proceeds from the sale of Mascot. Net cash provided by financing activities of $5.9 million was primarily from net borrowings of $9.7 million made under the Credit Facility, partially offset by $0.8 million in payment of the Canadian bank line of credit, $2.7 million in payment of amounts due to acquired companies and $0.7 million in payment of deferred financing fees related to amendments made to the Credit Facility.

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

As of September 30, 1999, the Alternate Base Rate margin was 1.25% and the Eurodollar margin was 2.25%.

      As of September 30, 1999, the Company had approximately $46.8 million available to borrow under the revolving portion of the Credit Facility.

      On October 1, 1999, the Company acquired substantially all the assets of All Transmission Parts, Inc. for $32.0 million in cash through borrowings under the revolving portion of the Credit Facility. In addition, the Company expects to complete the acquisition of substantially all the assets of All Automatic Transmission Parts, Inc. for $8.0 million in cash on or before December 1, 1999. This transaction will also be funded through borrowings under the revolving portion of the Credit Facility.

      As of October 1, 1999, the Company had approximately $14.8 million available to borrow under the revolving portion of the Credit Facility. In addition, the Company has received approval from its lending group to increase its revolving credit commitments by $10.0 million but has not yet obtained the additional commitments.

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

YEAR 2000 COMPLIANCE

      The Company has assembled an internal project team that is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the Year 1900 and the Year 2000. The project team has developed and is implementing a three-step plan intended to result in the Company's operations continuing with no or minimal interruption through the Year 2000. The plan has been designed to comply with guidelines established by the Automotive Industry Action Group (an industry association supported by several of the major OEMs).

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

      In the second step, the project team determined whether each inventoried system or device is Year 2000 compatible, either through testing by the project team or certification from the vendor of the system or device. In the third step, those that are not compatible were upgraded or replaced.

      BUSINESS SYSTEMS. The business systems used by the Company's Logistics Services, Material Recovery and electronics operations and the business systems used by its subsidiaries that remanufacture transmissions for the Company's OEM transmission customers (including DaimlerChrysler, Ford and General Motors), have each been certified by the respective vendor as being Year 2000 compatible. The enterprise system being implemented for the Independent

Aftermarket segment has also been certified by the vendor as being Year 2000 compatible. Certain operations within the Independent Aftermarket segment that are not yet integrated into the enterprise system, are expected to be upgraded or replaced before the end of the year in order to be Year 2000 compatible. The noncompatible business system previously used by the Company's European operation was replaced with a Year 2000 compatible system during the third quarter of 1999. Substantially all other noncompatible hardware and software has been or will be decommissioned at or before the end of the year.

      PRODUCTION, FINANCIAL MANAGEMENT AND FACILITIES. Each device and each piece of hardware and non-business system software (a "Non-System Item") that can be tested by the Company has been tested for Year 2000 compatibility. In the case of any Non-System Item that cannot be tested, the vendor has been asked for a certification regarding compatibility. Substantially all of the Non-System Items have been tested or certified and upgraded or replaced.

      VENDORS. The project team has contacted each of the Company's significant vendors and requested that they apprise the Company of the status of their Year 2000 compliance programs. The Company had originally targeted the end of the first quarter of 1999 as the date for receiving substantially all vendor responses. While many vendor responses have been received, the Company is still pursuing responses from some vendors. There can be no assurance as to when or if this process will be completed.

COSTS

      The total cost associated with the Company becoming Year 2000 compatible is not expected to be material to its financial position. As of September 30, 1999, the Company had spent approximately $1.0 million in connection with the project, consisting primarily of costs to replace or upgrade noncompatible business systems, including the system formerly used in the Company's European operation. The Company expects its future costs in connection with its Year 2000 project to be nominal.

      Excluded from the above cost estimates are the costs associated with the Distribution Group's enterprise-wide computer system to the extent that such costs relate to implementation of the system as opposed to making it Year 2000 compatible.

RISKS

      The failure to correct a material Year 2000 problem could result in an interruption in or failure of certain normal business activities or operations of the Company. Such failures could have a material adverse effect on the Company. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of Year 2000 compliance by the Company's significant customers and vendors, the Company is unable to determine at this time whether the consequences of Year 2000 noncompliance will have a material adverse effect on the Company.

      The Company believes that the areas that present the greatest risk to the Company are (i) disruption of the Company's business due to Year 2000 noncompatibility of one of its critical business systems and (ii) disruption of the business of certain of its significant customers and vendors due to their noncompliance. At this time, the Company believes that all of its critical business systems are Year 2000 compatible. Whether disruption of a customer's or vendor's business due to noncompliance will have a material adverse effect on the Company will depend on several factors including the nature and duration of the disruption, the significance of the customer or vendor and, in the case of vendors, the availability of alternate sources for the vendor's products.

      The Company is in the process of developing a contingency plan to address any material Year 2000 noncompliance issues. The Company projects to have the plan completed by the end of November 1999.

FORWARD-LOOKING STATEMENT NOTICE

       Readers are cautioned that the preceding discussion contains numerous forward-looking statements and should be read in conjunction with the "Forward-Looking Statement Notice" appearing at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations." Expectations about future Year 2000-related costs and the state of the Company's Year 2000 program are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including the success of the Company in identifying hardware, software and devices that were not Year 2000 compatible, the nature and amount of remediation required to make them compatible, the availability, rate and amount of related labor and consulting costs and the success of the Company's significant vendors and customers in addressing their Year 2000 issues.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK


DERIVATIVE FINANCIAL INSTRUMENTS

      The Company does not hold or issue derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them is material to the Company. The Company uses interest rate swaps to convert variable rate debt to fixed rate debt to reduce volatility risk. For additional discussion regarding the Company's use of such instruments, see Item 1.
"Notes to Consolidated Financial Statements-Note 3."

INTEREST RATE EXPOSURE

      Based on the Company's overall interest rate exposure during the nine months ended September 30, 1999, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operation or cash flows.

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

                          AFTERMARKET TECHNOLOGY CORP.

                           PART II. OTHER INFORMATION


      Items 1-5 are not applicable.

      Item 6.  -  Exhibits and Reports on Form 8-K.

           (a)  Exhibits
                See Exhibit Index on Page 24.

           (b)  Reports on Form 8-K
                During the quarter ended September 30, 1999 the Company filed the following reports on Form 8-K:

                (1) Report dated July 30, 1999 reporting under Item 5 earnings estimates for the third quarter of 1999 and the year ended December 31, 1999. In addition, reporting under Item 7 the Company's press release dated July 29, 1999.

                (2) Report dated September 15, 1999 reporting under Item 5 the Company's intention to acquire substantially all the assets of All Transmission Parts, Inc. and its affiliate, All Automatic Transmission Parts, Inc. including an estimate of the related addition to 2000 earnings. In addition, reporting under Item 7 the Company's press release dated September 15, 1999.

                          AFTERMARKET TECHNOLOGY CORP.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AFTERMARKET TECHNOLOGY CORP.


Date: October 28, 1999               /s/ Barry C. Kohn
----------------------              -------------------------------------------
                                         Barry C. Kohn, Chief Financial Officer


- Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

                          AFTERMARKET TECHNOLOGY CORP.



                                  EXHIBIT INDEX



   Exhibit
   Number                                   Description                                Electronic (E)
-------------  ----------------------------------------------------------------      -----------------
     10.57     Consent and Amendment dated as of August 25, 1999 to the Amended              (E)
               and Restated Credit Agreement, dated as of March 6, 1998 among
               Aftermarket Technology Corp., the several banks and other
               financial institutions from time to time parties thereto and The
               Chase Manhattan Bank, as agent.


     27        Financial Data Schedules                                                      (E)