Form 10-K
period 1999-12-31
AFTERMARKET TECHNOLOGY CORP
filed 2000-03-21
CIK 933405

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

(Mark One)

  /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by The Nasdaq National Market, on March 2, 2000) was $88.5 million.

                  The number of shares outstanding of the Registrant's Common Stock, as of March 2, 2000, was 20,566,812 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  None.

                          AFTERMARKET TECHNOLOGY CORP.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                             PAGE
ITEM 1.        BUSINESS.......................................................1

ITEM 2.        PROPERTIES.....................................................12

ITEM 3.        LEGAL PROCEEDINGS..............................................12

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS............................................13

ITEM 6.        SELECTED FINANCIAL DATA........................................14

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................16

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....28

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......29

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................53

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............53

ITEM 11.       EXECUTIVE COMPENSATION.........................................56

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT.................................................60

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................62

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.......................................................64

                        FORWARD-LOOKING STATEMENT NOTICE

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

                                     PART I

ITEM 1.         BUSINESS

BACKGROUND

         Aftermarket Technology Corp. ("ATC") was incorporated under the laws of Delaware in July 1994 at the direction of Aurora Capital Group to acquire Aaron's Automotive Products, Inc. ("Aaron's"), H.T.P., Inc. ("HTP"), Mamco Converters, Inc. ("Mamco") and RPM Merit, Inc. ("RPM"). Aaron's, HTP, Mamco and RPM as they existed prior to their acquisition by ATC are hereinafter collectively referred to as the "Predecessor Companies." Subsequent to these initial acquisitions, the Company acquired Component Remanufacturing Specialists, Inc., Mascot Truck Parts Inc. ("Mascot") and King-O-Matic Industries Limited in 1995, Tranzparts, Inc. ("Tranzparts") and Diverco, Inc. ("Diverco") in 1996, Replacement and Exchange Parts Co., Inc. ("REPCO"), ATS Remanufacturing ("ATS"), Trans Mart, Inc. ("Trans Mart") and the Metran companies (Metran Automatic Transmission Parts Corp., Metran Boston, Inc. and Metran Parts of Pennsylvania, Inc.) ("Metran") in 1997, and the OEM Division ("Autocraft") of The Fred Jones Companies, Inc. (formerly known as Autocraft Industries, Inc.) in March 1998. At the end of 1997, Diverco, HTP, Mamco, Metran, REPCO, Trans Mart and Tranzparts were merged together to form ATC Distribution Group, Inc. RPM was merged into ATC Distribution Group, Inc. at the end of 1998. In February 1999, ATC sold Mascot. During the fourth quarter of 1999, ATC Distribution Group acquired substantially all the assets of All Transmission Parts, Inc. and its affiliate, All Automatic Transmission Parts, Inc. (collectively "All Trans"). ATC conducts all of its operations through its wholly-owned subsidiaries and each of their respective subsidiaries. Throughout this Annual Report, except where the context otherwise requires, the "Company" refers collectively to ATC and its subsidiaries and the Predecessor Companies.

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

GENERAL

         The Company is a leading remanufacturer and distributor of drivetrain products used in the repair of vehicles in the automotive aftermarket. The Company's principal products include remanufactured transmissions, torque converters, engines, electronic control modules, instrument and display clusters and radios, as well as remanufactured and new parts for the repair of automotive drivetrain assemblies. The Company also provides logistics and material recovery services. The Company has two reportable segments: the Original Equipment Manufacturer ("OEM") segment and the Independent Aftermarket segment.

         The first of these segments consists of four operating units (Aaron's, Autocraft Industries, Autocraft UK and CRS/ATS) that principally sell factory-approved remanufactured transmissions directly to OEMs primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. The principal customers for these transmissions are DaimlerChrysler Corporation, Ford Motor Company, General Motors Corporation and certain foreign OEMs. In addition, the OEM segment sells select remanufactured engines to DaimlerChrysler and certain European OEMs (including Ford's European operations), as well as remanufactured foreign and domestic engines to general repair shops and retail automotive parts stores.

         The Company's Independent Aftermarket segment (the ATC Distribution Group) primarily sells transmission repair kits, soft parts, remanufactured torque converters and transmissions and both new and remanufactured hard parts used in drivetrain repairs to independent transmission rebuilders for repairs generally during the period following the expiration of the vehicle warranty. To a lesser extent, the Distribution Group also sells its products to general repair shops, wholesale distributors and retail automotive parts stores.

         In addition to the OEM and Independent Aftermarket segments, the Company has three "other" operating units. These operating units were acquired in the Autocraft acquisition: Autocraft Electronics, an automotive electronic parts remanufacturing and distribution business; Logistics Services, a warehouse, distribution and turnkey order fulfillment and information services business for AT&T Wireless Services (the cellular telephone subsidiary of AT&T); and Material Recovery, a material recovery parts processing and Internet-based auction business primarily for Ford. None of these operating units meet the quantitative thresholds for determining reportable segments.

         Since its formation, the Company has grown both internally and through a series of acquisitions at a compound annual revenue growth rate of approximately 29.1%. The Company believes the key elements of its success are the quality and breadth of its product offerings and its strong technical support, rapid delivery time, innovative product development and competitive pricing. In addition, the Company has benefited from the increasing use of remanufactured products as the industry recognizes that remanufacturing provides a higher quality, lower cost alternative to rebuilding the assembly or replacing it with a new assembly manufactured by an OEM.

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

         See "Certain Factors Affecting the Company."

REMANUFACTURING

         Remanufacturing is a process through which used assemblies are returned to a central facility where they are disassembled and their component parts cleaned, refurbished and tested. The usable component parts are then combined with new parts in a high volume, precision assembly line or cellular manufacturing process to create remanufactured assemblies.

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

     - Second, remanufactured assemblies are generally of consistent high quality due to the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures employed in remanufacturing. The quality of a rebuilt assembly is heavily dependent on the skill level of the particular mechanic. In addition, the proliferation of transmission and engine designs, the increasing complexity of transmissions and engines that incorporate electronic components and the shortage of highly trained mechanics qualified to rebuild assemblies are leading to what management believes is a trend toward the use of remanufactured assemblies for aftermarket repairs. For warranty repairs, consistent quality is important to the OEM providing the applicable warranty, because once installed, the remanufactured product is usually covered by the OEM's warranty for the balance of the original warranty period.

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

ORIGINAL EQUIPMENT MANUFACTURER SEGMENT

         The Company's OEM segment consists of four operating units that remanufacture and sell transmissions directly to automobile manufacturers. In addition, the OEM segment sells select remanufactured engines to DaimlerChrysler and certain European OEMs, including Ford's European operations, as well as remanufactured foreign and domestic engines to general repair shops and retail automotive parts stores.

         REMANUFACTURED TRANSMISSIONS

         The Company remanufactures factory-approved transmissions for warranty and post-warranty replacement of transmissions for DaimlerChrysler, Ford, General Motors and several foreign OEMs, including Hyundai, Mitsubishi, Isuzu, Subaru and Kia, primarily for their United States dealer networks. The number of transmission models remanufactured by the Company has been increasing to accommodate the greater number of models currently used in vehicles manufactured by the Company's OEM customers.

         REMANUFACTURED ENGINES

         The Company remanufactures select factory-approved engine models for Chrysler vehicles and through the Autocraft Acquisition also operates a facility in England that remanufactures factory-approved engines for several European OEMs, including Jaguar and the European divisions of Ford and General Motors. These engines are used for warranty and post-warranty replacement. The facility in England also does assembly and modification of new production engines for certain of its OEM customers.

         The Company also remanufactures engines for use as post-warranty replacements in many domestic and foreign passenger cars and light trucks. In addition, the Company sources remanufactured engines for other foreign passenger cars and light trucks from independent suppliers. The Company distributes these engines through a network of 16 local distribution centers located throughout the eastern half of the United States. Principal customers include general repair garages and wholesale distributors.

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

         OEM segment sales accounted for 52.1%, 52.0% and 54.0% of the Company's 1997, 1998 and 1999 revenues, respectively. Sales to DaimlerChrysler accounted for 32.0%, 18.2% and 20.5% of the Company's revenues in 1997, 1998 and 1999, respectively, and sales to Ford accounted for 17.1% and 19.2% of the Company's revenues in 1998 and 1999, respectively. On a pro forma basis, as if the sale of Mascot and the acquisitions of Autocraft and All Trans had occurred on January 1, 1998, OEM segment sales would have accounted for approximately 51.7% and 52.5% of pro forma 1998 and 1999 revenues, respectively. Sales to DaimlerChrysler would have accounted for 16.8% and 19.9% of the total pro forma revenues in 1998 and 1999, respectively, and sales to Ford would have accounted for 19.0% and 18.6% of the total pro forma revenues in 1998 and 1999, respectively.

         Over the past 15 years, the Company has developed and maintained strong relationships at many levels of both the corporate and the factory organizations of Chrysler (which was merged with Daimler Benz in 1998 to form DaimlerChrysler). In recognition of the Company's consistently high level of service and product quality throughout its relationship with DaimlerChrysler, in each of the seven years prior to and including 1999, the Company has received the highest award bestowed by Chrysler to its suppliers for which the Company was eligible. The Company is one of a select group of Chrysler's suppliers to receive such awards for the seven-year period.

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

         DaimlerChrysler began implementing remanufacturing programs for its Chrysler transmission models in 1986 and selected the Company as its sole supplier of remanufactured transmissions in 1989. DaimlerChrysler has advised the Company that, by implementing a remanufacturing program for Chrysler vehicles, DaimlerChrysler has realized substantial warranty cost savings, standardized the quality of its dealers' aftermarket repairs and reduced its own inventory of replacement parts. Currently, the Company provides all remanufactured front-wheel-drive transmissions purchased by DaimlerChrysler for use in Chrysler vehicles. In late 1998, the Company commenced production of remanufactured Chrysler rear-wheel-drive transmissions. The Company presently does not provide remanufactured transmissions or other components to DaimlerChrysler's Mercedes Benz division.

         Autocraft began remanufacturing transmissions for Ford in 1989 and for General Motors in 1985. The Company believes that as a result of the acquisition of Autocraft, the Company provides approximately 85% of the remanufactured transmissions purchased by Ford and approximately 30% of the remanufactured transmissions purchased by General Motors.

INDEPENDENT AFTERMARKET SEGMENT

         The Company's Independent Aftermarket segment primarily sells transmission repair kits, soft parts, remanufactured torque converters and transmissions and both new and remanufactured hard parts used in drivetrain repairs to independent transmission rebuilders throughout the United States and Canada. To a lesser extent, these products are also sold to general repair shops, wholesale distributors and retail automotive parts stores.

         The market for parts sales and services for vehicles after their original purchase has been non-cyclical and has generally experienced steady growth over the past several years, unlike the market for new vehicle sales. According to the Automotive Parts & Accessories Association, between 1989 and 1998 (the most recent period for which data is available), estimated industry-wide revenue for the automobile aftermarket increased from approximately $104.8 billion to $152.2 billion. This consistent growth is due principally to the increase in the number of vehicles in operation, the increase in the average age of vehicles, and the increase in the average number of miles driven annually per vehicle. The Company competes primarily in the aftermarket segment for automotive transmissions, engines and other drivetrain related products, which represents more than $8 billion of the entire automotive aftermarket.

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

         The Company's Independent Aftermarket customers typically require repair kits, torque converters and hard parts in order to complete a vehicle repair. For this reason, the Company believes that the breadth of its product line, which enables a customer to obtain all the parts for a repair job from a single source, gives the Company a competitive advantage. The Company is one of the few full-line transmission parts suppliers in the industry.

         INDEPENDENT AFTERMARKET CUSTOMERS

         The Company, through its ATC Distribution Group, supplies transmission repair kits, soft parts, torque converters and hard parts used in automatic and manual drive train repairs to independent transmission rebuilders throughout the United States and Canada. To a lesser extent, the Company also sells to general repair shops and wholesale distributors. These products are used in the Independent Aftermarket to rebuild transmissions and other assemblies using remanufactured and new component parts purchased from a variety of suppliers. In addition, the Company supplies transmission filter kits to less than 2,000 of the approximately 40,000 retail automotive parts stores located in the United States and Canada, which principally sell to "do-it-yourself" customers and general repair shops.

         As the number of vehicle models has proliferated and repairs have become increasingly complex, independent transmission rebuilders and general repair shops have grown more dependent on their suppliers for technical support and assistance in managing inventory by delivering product on a just-in-time basis at competitive prices. To address these needs, the Company maintains more than 50 distribution centers located in metropolitan areas throughout the United States and Canada from which the Company provides technical support and a wide range of drivetrain related products that are delivered on a same-day basis by trucks or delivery service to customers in and around metropolitan areas and on a next-day basis by overnight carrier to customers in more remote areas. The Company believes that its distribution system is the most extensive in the drivetrain segment of the automotive aftermarket and represents a competitive advantage for the Company relative to its typically smaller, local competitors. The Company believes there are opportunities for further geographic penetration in this relatively fragmented market. See "Business Strategy."

         The Company conducts telemarketing that, when coupled with the Company's next-day delivery strategy to more remote areas, enables the Company to establish customer relationships in areas that cannot support the costs associated with setting up and maintaining a distribution center. Additionally, new customers are developed by the Company's direct sales force operating from its distribution centers, by advertising in national and local trade publications, and by participating in various trade shows.

         The Company believes it is well positioned within the highly fragmented aftermarket for drivetrain products as a result of its extensive product line, diverse customer base and broad geographic presence, with over 50 local distribution centers throughout the United States and Canada. The Independent Aftermarket segment accounted for 45.8%, 38.4% and 35.4% of the Company's revenues in 1997, 1998 and 1999, respectively.

OTHER OPERATING UNITS

         The Company's other operating units, acquired as part of the Autocraft acquisition, were determined not to be reportable segments. The other operating units consist of an automotive electronic parts remanufacturing and distribution business, a warehouse, distribution and turnkey order fulfillment and information services business and a material recovery parts processing and Internet-based auction business.

         Prior to the Autocraft acquisition, the Company's "other" operating units consisted solely of Mascot, which remanufactured heavy-duty and medium-duty truck transmissions, differentials and air compressors primarily for sales to truck dealers in Canada. However, during 1998 the Company decided to concentrate on the remanufacturing of automobile and light truck drivetrain components rather than on heavy-duty truck components. For that reason, in February 1999 the Company sold Mascot to a third party buyer.

         AUTOMOTIVE ELECTRONIC COMPONENTS

         The automotive electronic components operating unit remanufactures automotive electronic control modules (which manage various engine functions) for General Motors, remanufactures and distributes radios and instrument and display clusters for General Motors and Ford, and remanufactures and distributes cellular telephones and other cellular products (E.G., navigation systems) for Ford, General Motors, Audi, Jaguar and Volkswagen.

         LOGISTICS SERVICES

         The logistics services operating unit provides centralized warehouse, distribution and turnkey order fulfillment and information services for AT&T Wireless Services, the cellular telephone subsidiary of AT&T. As part of this service, the Company handles all warranty-service exchanges and inventory tracking for AT&T Wireless Services.

         MATERIAL RECOVERY

         As part of its relationship with Ford, the Company also provides material recovery services to assist Ford with the management of its dealer parts inventory. Under this program, Ford dealers send their excess parts inventory to the Company. The parts are then sorted and disposed of in one of three ways: useful parts that are needed by other dealers are redistributed; useful parts that are not needed by other dealers are sold to remanufacturers, wholesale distributors and other third parties through an innovative on-line Internet auction process; and useless parts are scrapped. As a result of the introduction of the materials recovery program, the number of parts that are scrapped has been significantly reduced to less than 2%.

BUSINESS STRATEGY

         The Company's strategy is to achieve growth both internally and through strategic acquisitions. The Company intends to expand its business by: (i) increasing penetration of its current customer base; (ii) gaining new OEM and Independent Aftermarket customers; and (iii) introducing new products to both existing and new customers.

         INCREASING SALES TO EXISTING CUSTOMERS

         OEM CUSTOMERS. The Company intends to increase its business with its existing OEM customers by working with OEMs to increase dealer utilization of remanufactured transmissions in both the warranty and post-warranty periods. The Company is working in tandem with OEMs to highlight to dealers the quality and cost advantages of using remanufactured assemblies versus rebuilding. In addition, the post-warranty repair market, which the Company believes is significantly larger than the OEM dealer warranty repair market, presents a growth opportunity. Currently, the vast majority of post-warranty repairs are performed in the Independent Aftermarket rather than at OEM dealers. Given the relatively low cost and high quality of remanufactured components, OEM dealers can enhance their cost competitiveness compared to independent service centers through the increased use of remanufactured components as well as providing end customers with a high quality product. To the extent that OEM dealers increase their level of post-warranty repairs, the Company is well positioned to capitalize on this market growth. The Company has introduced a number of new transmission models and related drivetrain products in the last several years for its OEM customers.

         INDEPENDENT AFTERMARKET CUSTOMERS. The Company believes that it currently supplies approximately 15% of the remanufactured or new drivetrain component requirements of its independent transmission rebuilder and general repair shop customers. The Company believes it is well positioned to expand sales to these customers through common product identification and numbering in conjunction with a computer network that electronically links its distribution centers, enabling the Company to offer its full line of products throughout the entire Distribution Group.

         INTRODUCING NEW PRODUCTS

         OEM CUSTOMERS. The Company believes that OEMs recognize that the use of remanufactured assemblies provide a high quality, lower cost alternative to rebuilding damaged assemblies or replacing them with new assemblies. For this reason, the Company believes that OEMs are interested in working with large, high quality remanufacturers to reduce the OEMs' warranty costs and increase their parts sales into the post-warranty aftermarket. The Company continues to work with its OEM customers to identify additional remanufactured products and services where the Company can provide value to the OEM. In this way, the Company believes that it will be able to leverage its customer relationships and remanufacturing competency. In early 2000, the Company was selected by Ford to supply remanufactured transmissions for use in Ford's new Focus, which is a global platform, and to supply a new line of Motorcraft-branded remanufactured transmissions.

         INDEPENDENT AFTERMARKET CUSTOMERS. The Company believes that its reputation for high quality products and customer service enables it to leverage its relationships with existing customers to sell additional products. The Company monitors sales trends and is in frequent communication with customers regarding potential new products. The Company has begun to offer complete remanufactured transmissions for sale to its independent transmission rebuilder customers. In addition, the Company has begun offering new hard parts such as planetary gears, sun gears and oversized pump gears. In introducing new products, the Company focuses on components that are difficult to find and typically require a high rate of replacement. The acquisition of All Trans in the fourth quarter of 1999 substantially increased the Company's manual transmission parts product offering, enabling it for the first time to offer manual transmission parts throughout the Distribution Group.

         OTHER. The Company also intends to leverage the capability of its electronics remanufacturing and distribution business by introducing remanufactured electronic components to some of its other OEM customers.

         ESTABLISHING NEW CUSTOMER RELATIONSHIPS

         OEM CUSTOMERS. The Company believes that opportunities for growth exist with several foreign OEMs regarding their United States-based remanufacturing programs. The Company believes that this represents an opportunity for growth and is currently working to develop programs with certain of these OEMs.

         INDEPENDENT AFTERMARKET CUSTOMERS. The Company believes that its product mix and distribution network position it to expand its Independent Aftermarket customer base in two ways. First, through its telemarketing capability, the Company expects to reach new Independent Aftermarket customers in non-metropolitan areas. Second, the Company expects to attract additional Independent Aftermarket customers with its extensive product offering and technical support capability.

         OTHER. The Company believes that its logistics services business should be attractive to new customers who recognize that outsourcing this function will enable them to both focus on their core competencies and have an efficient product distribution system. The Company also believes that the ability to sell product via Internet auctions, cost savings and environmental benefits provided by its material recovery business, will be attractive to other OEMs.

         The foregoing discussion of the Company's business strategy contains forward-looking statements. See "Forward-Looking Statement Notice."

COMPETITION

         The Company competes in the highly fragmented automobile aftermarket for transmissions, engines and other drivetrain components, in which the majority of industry supply comes from small local or regional participants. Competition is based primarily on product quality, service, delivery, technical support and price. Many of the Company's competitors operate only in certain geographic regions with a limited product line. The Company is the largest participant in the aftermarket for remanufactured drivetrain components, offers a more complete line of products across a diverse customer base and has a much broader geographic presence than many of its competitors. As a result, the Company believes that it is well positioned to enhance its competitive position by expanding its product line through the development of new products or acquisition of new businesses as well as by expanding its distribution network into new geographic markets. Nevertheless, the aftermarket for remanufactured drivetrain components remains highly competitive.

EMPLOYEES

         As of December 31, 1999, the Company had approximately 5,100 full-time employees. The Company believes its employee and labor relations are good. The Company has never experienced any work stoppage and none of its employees are members of any labor union.

ENVIRONMENTAL

         The Company is subject to various evolving Federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and nonhazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals or other releases of hazardous substances.

         In connection with its acquisitions, the Company conducted certain investigations of the acquired companies' facilities and their compliance with applicable environmental laws. The investigations, which included "Phase I" assessments by independent consultants of all manufacturing and certain distribution facilities, found that certain facilities have had or may have had releases of hazardous materials that may require remediation and also may be subject to potential liabilities for contamination from off-site disposal of substances or wastes. These assessments also found that certain reporting and other regulatory requirements, including certain waste management procedures, were not or may not have been satisfied. Although there can be no assurance, the Company believes that, based in part on the investigations conducted, in part on certain remediation completed prior to the acquisitions, and in part on the indemnification provisions of the agreements entered into in connection with the Company's acquisitions, the Company will not incur any material liabilities relating to these matters.

         The company from which RPM acquired its assets (the "Prior RPM Company") has been identified by the United States Environmental Protection Agency (the "EPA") as one of many potentially responsible parties for environmental liabilities associated with a "Superfund" site located in the area of RPM's former manufacturing facilities and current distribution facility in Azusa, California. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from potentially responsible parties ("PRPs"). PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators. As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard. The EPA has preliminarily estimated that it will cost approximately $47 million to construct and approximately $4 million per year for an indefinite period to operate an interim remedial groundwater pumping and treatment system for the part of the Superfund site within which RPM's former manufacturing facilities and current distribution facility, as well as those of many other potentially responsible parties, are located. The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with the Superfund site are likely to be assessed. The Company has significantly reduced its presence at the site and has moved all manufacturing operations off-site. Since July 1995, the Company's only real property interest in this site has been the lease of a 6,000 square-foot storage and distribution facility. The RPM acquisition agreement and the leases pursuant to which the Company leased RPM's facilities after the Company acquired the assets of RPM (the "RPM Acquisition") expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the RPM Acquisition, although the Company could become responsible for these liabilities under various legal theories. The Company is indemnified against any such liabilities by the seller of RPM as well as the Prior RPM Company shareholders. There can be no assurance, however, that the Company would be able to make any recovery under any indemnification provisions. Since the RPM Acquisition, the Company has been engaged in negotiations with the EPA to settle any liability that it may have for this site. Although there can be no assurance, the Company believes that it will not incur any material liability as a result of these environmental conditions.

CERTAIN FACTORS AFFECTING THE COMPANY

         Set forth below are certain factors that may affect the Company's business:

         DEPENDENCE ON SIGNIFICANT CUSTOMERS

         The Company's largest customer, DaimlerChrysler, accounted for approximately 32.0%, 18.2% and 20.5% of the Company's net sales for 1997, 1998 and 1999, respectively. Ford accounted for 17.1% and 19.2% of net sales in 1998 and 1999, respectively. No other customer accounted for more than 10% of the Company's net sales during any of these years.

         DaimlerChrysler and Ford, like other North American OEMs, generally require their dealers using remanufactured products to use only those from approved suppliers. Although the Company is currently the only factory-approved supplier of remanufactured transmissions for Chrysler vehicles and one of two suppliers to Ford, DaimlerChrysler and Ford (like the Company's other OEM customers) are not obligated to continue to purchase the Company's products and there can be no assurance that the Company will be able to maintain or increase the level of its sales to them or that they will not approve other suppliers in the future. In addition, within the last four years the standard new vehicle warranty for Chrysler vehicles was reduced from seven years/70,000 miles to three years/36,000 miles and a shorter warranty could be implemented in the future. Any such action could have the effect of reducing the amount of warranty work performed by Chrysler dealers. An extended, substantial decrease in orders from DaimlerChrysler or Ford would have a material adverse effect on the Company. See "Customers--OEM Customers."

         SHORTAGE OF TRANSMISSION CORES AND COMPONENT PARTS

         In its remanufacturing operations, the Company obtains used transmissions, hard parts, engines and related components, commonly known as "cores," which are sorted and either placed into immediate production or stored until needed. The majority of the cores remanufactured by the Company are obtained from OEMs or from Independent Aftermarket customers as trade-ins. The ability to obtain cores of the types and in the quantities required by the Company is critical to the Company's ability to meet demand and expand production. With the increased acceptance in the aftermarket of remanufactured assemblies, the demand for cores has increased. The Company periodically has experienced situations in which the inability to obtain sufficient cores has limited its ability to accept all of the orders available to it. There can be no assurance that the Company will not experience core shortages in the future. If the Company were to experience such a shortage for an extended period of time, it could have a material adverse effect on the Company.

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

         The Company's Distribution Group, which serves the Independent Aftermarket, is composed of what were ten separate businesses, each with its own independent distribution, planning and accounting system that did not work with the systems of the other Distribution Group businesses. In furtherance of the Company's business strategy to integrate these ten businesses into the ATC Distribution Group, the Company began replacing these systems with an enterprise-wide information system. However, as a result of system complexities and unanticipated issues relating to the conversion of data from the old systems to the new system, the business disruption experienced by the Distribution Group was greater than originally anticipated. As a result of these problems, the cost and the timing of the system implementation exceeded the Company's plan. The Company resolved the majority of these problems by the end of 1999.

         INDEBTEDNESS AND LIQUIDITY

         The Company had outstanding long-term indebtedness of $308.5 million at December 31, 1999. The level of the Company's consolidated indebtedness could have important consequences, including the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal of, and interest on, its indebtedness and will not be available for other purposes; (ii) the ability of the Company to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes may be materially limited or impaired; (iii) the Company's level of indebtedness may reduce its flexibility to respond to changing business and economic conditions or take advantage of business opportunities that may arise; and (iv) the ability of the Company to pay dividends is restricted. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters." In addition, the Company's bank credit agreement contains covenants that (i) require the Company to meet certain financial ratios and (ii) limit the Company's ability to, among other things, incur indebtedness, make capital expenditures, make investments, engage in mergers and dispose of assets. The indenture that governs the Company's 12% Senior Subordinated Notes due 2004 (the "Senior Notes") contains, among other things, a covenant that limits the Company's ability to incur additional indebtedness. Any default by the Company with respect to such covenants, or any inability on the part of the Company to obtain necessary liquidity, could have a material adverse effect on the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         ENVIRONMENTAL MATTERS

         The Company is subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals or other releases of hazardous substances. In connection with its acquisitions, the Company conducted certain investigations of the acquired companies' facilities and their compliance with applicable environmental laws. These investigations found various environmental matters and conditions that could, under certain circumstances, expose the Company to liability. Furthermore, the company from which RPM acquired its assets has been identified by the United States Environmental Protection Agency as one of the many potentially responsible parties for environmental liabilities associated with a "Superfund" site located in the area of RPM's former manufacturing facilities and one of its current distribution facilities. Although no assurances can be given, the Company believes that it will not incur any material liabilities relating to these matters. See "Environmental Matters."

         COMPETITION

         The automotive aftermarket for transmissions, engines and other drivetrain products is highly fragmented and highly competitive. There can be no assurance that the Company will compete successfully with other companies in its industry segment, some of which are larger than the Company and have greater financial and other resources available to them than does the Company. See "Competition."

         CONTROL OF THE COMPANY; ANTI-TAKEOVER MATTERS

         The Company is controlled by Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. (collectively, the "Aurora Partnerships"), which hold approximately 63% of the voting power in the Company (through direct ownership and certain voting arrangements). Therefore, the Aurora Partnerships will be able to elect all of the directors of the Company and approve or disapprove any matter submitted to a vote of the Company's stockholders. As a result of the Aurora Partnerships' substantial ownership interest in the Common Stock, it may be more difficult for a third party to acquire the Company. A potential buyer would likely be deterred from any effort to acquire the Company absent the consent of the Aurora Partnerships or their participation in the transaction. The general partner of each of the Aurora Partnerships is controlled by Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder, each of whom is a director of the Company. The Indentures governing the Senior Notes contain provisions that would allow a holder to require the Company to repurchase such holder's Senior Notes at a cash price equal to 101% of the principal amount thereof, together with accrued interest, upon the occurrence of a "change of control" of the Company (as defined therein), which could also have the effect of discouraging a third party from acquiring the Company. See Item
12. "Security Ownership of Certain Beneficial Owners and Management."

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

ITEM 2.         PROPERTIES

         The Company conducts its remanufacturing and other non-distribution operations at the following facilities:



                                                  LEASE
                                APPROXIMATE     EXPIRATION
          LOCATION               SQ. FEET         DATE          PRODUCTS PRODUCED/SERVICES PROVIDED
------------------------------  ------------    ----------   -----------------------------------------------------
Rancho Cucamonga, CA              153,000          2002      torque converters
Joplin, MO                        264,000          2008      transmissions
Springfield, MO                   280,800          2004      transmissions
Springfield, MO                   200,000          2006      engines
Springfield, MO                    30,900          2001      torque converters
Springfield, MO                    34,000          2001      cleaning and testing equipment
Gastonia, NC                      130,000          2000      transmissions and valve bodies
Mahwah, NJ                        160,000          2003      transmissions, transfer cases and assorted components
Dayton, OH                         42,000          2004      torque converters
Oklahoma City, OK                  98,000         owned      material recovery
Oklahoma City, OK                 207,000         owned      transmissions
Portland, OR                        7,600          2004      manual transmission components
Carrollton, TX                     39,000          2006      radios and instrument and display clusters
Houston, TX                        50,000          2002      engine control modules and radios
Grantham, England                 120,000         owned      engines and related components
Mexicali, Mexico                   43,800          2007      torque converters


         The Company distributes transmission repair kits, soft parts, torque converters and drive train hard parts and/or engines to non-OEM customers through 61 local and six regional distribution centers in the United States and Canada, all of which are leased. The local distribution centers generally range in size from 5,000 to 20,000 square feet and are typically leased for five-year terms with a portion of the leases expiring every year. The regional distribution centers range in size from 14,000 to 168,000 square feet and have lease expiration dates at various times through 2012. The Company also leases two facilities for its All Trans operations, which leases expire in 2004 and 2005.

         The Company leases a 220,000 square foot facility and a 108,000 square foot facility in Fort Worth, Texas from which it distributes cellular telephones and accessories for AT&T Wireless Services. These leases expire in 2008 and 2005, respectively.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ATAC" since the IPO in December 1996. As of February 29, 2000, there were approximately 94 record holders of its Common Stock. The following table sets forth for the periods indicated the range of high and low sale prices of the Common Stock as reported by Nasdaq:

                                                  HIGH       LOW
                                                 -------   -------
1998

   First quarter..............................   27 1/4     17
   Second quarter.............................   23 7/16    16 1/4
   Third quarter..............................   18 1/2     9  1/8
   Fourth quarter.............................   11 1/2     3  7/8

1999

   First quarter..............................    9 7/8     4  1/2
   Second quarter.............................   12 3/8     6  7/8
   Third quarter..............................   11 7/8     8  1/32
   Fourth quarter.............................   12 5/8     7  3/4

         On February 29, 2000, the last sale price of the Common Stock, as reported by Nasdaq, was 11 3/4 per share.

         The Company has not paid cash dividends on its Common Stock to date. Because the Company currently intends to retain any earnings to provide funds for the operation and expansion of its business and for the servicing and repayment of indebtedness, the Company does not intend to pay cash dividends on its Common Stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of the Company to pay cash dividends is dependent upon the receipt of dividends or other payments from its subsidiaries. Under the terms of the Indentures governing the Senior Notes, the Company is not permitted to pay any dividends on its Common Stock unless certain financial ratio tests are satisfied. In addition, the agreement for the Company's bank credit facility contains certain covenants that, among other things, prohibit the payment of dividends by the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Any determination to pay cash dividends on the Common Stock in the future will be at the sole discretion of the Company's Board of Directors.

         During 1999, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.         SELECTED FINANCIAL DATA

         The selected financial data presented below with respect to the statements of operations data for the years ended December 31, 1997, 1998 and 1999 and the balance sheet data at December 31, 1998 and 1999 are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto. The selected financial data with respect to the statement of operations data for the years ended December 31, 1995 and 1996 and the balance sheet data at December 31, 1995, 1996 and 1997, are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, but are not included herein. The data provided should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included in this Annual Report.



                                                                             CONSOLIDATED
                                                 --------------------------------------------------------------------

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------
                                                    1995           1996          1997        1998          1999
                                                 ----------     ----------    ----------  ----------    ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:

Net sales...................................       $190,659       $272,878      $346,110    $486,773      $564,965
Cost of sales...............................        115,499        166,810       212,416     348,443       382,899
Special charges.............................             --             --            --       1,347         4,895
                                                 ----------     ----------    ----------  ----------    ----------
Gross profit................................         75,160        106,068       133,694     136,983       177,171
Selling, general and administrative
  expenses..................................         38,971         55,510        73,768     109,357       123,429
Amortization of intangible
  assets....................................          3,308          3,738         4,501       6,806         7,420
Special charges.............................             --             --            --       7,397         8,868
                                                  ----------    ----------    ----------   ---------     ---------
Income from operations......................          32,881        46,820        55,425      13,423        37,454
Interest expense (income), net..............          16,915        19,106        16,910      23,714        26,502
Income tax expense (benefit) ...............           6,467        11,415        15,512      (3,176)        4,145
                                                  ----------    ----------    ----------   ---------     ---------
Income (loss)  before extraordinary                    9,499        16,299        23,003      (7,115)        6,807
items (1)(2)................................

Preferred stock dividends...................           2,093         2,222            --          --            --
                                                  ----------    ----------    ----------   ---------     ---------
Income (loss) before extraordinary items
  available to common stockholders..........      $    7,406      $ 14,077      $ 23,003   $  (7,115)    $   6,807
                                                  ==========    ==========    ==========   =========     =========
Earnings (loss) per share before
  extraordinary items (3)...................      $     0.65      $   1.02     $    1.19   $   (0.36)    $    0.32
Shares used in computation of  earnings
  per share before extraordinary items (3)..          14,616        15,918        19,335      19,986        21,164

OTHER DATA:

Capital expenditures (4).................         $    5,187      $  7,843     $   8,682   $  23,986      $ 23,162

                                                                   CONSOLIDATED
                                                  ---------------------------------------------
                                                                   DECEMBER 31,
                                                  ---------------------------------------------
                                                  1995      1996      1997     1998      1999
                                                  ---------------------------------------------
                                                                  (IN THOUSANDS)

BALANCE SHEET DATA:
Working capital.............................    $ 60,012  $103,371  $ 98,523 $ 87,934  $101,938
Property, plant and equipment, net..........      10,784    17,482    24,414   63,903    75,369
Total assets................................     247,932   320,747   368,677  531,905   596,646
Long-term liabilities (5)...................     165,724   167,233   152,571  258,042   302,535
Preferred stock.............................      22,946        --        --       --        --
Common stockholders' equity.................      30,188   105,832   175,429  168,011   176,144


---------------

(1) Income before extraordinary item for the year ended December 31, 1997 excludes an extraordinary item in the amount of $3,749 ($6,269 less related income tax benefit of $2,520). This amount consisted of (i) a $3,425 charge resulting from the early redemption of $40,000 in principal amount of the Senior Notes in February 1997, which included the payment of a 12.0% early redemption premium and the write-off of related debt issuance costs and (ii) a charge of $324 for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

(2) Loss before extraordinary item for the year ended December 31, 1998 excludes an extraordinary item in the amount of $703 ($1,172 less related income tax benefit of $469). This amount consisted of (i) a $340 charge resulting from the early redemption of $9,615 in principal amount of the Senior Notes in September and October of 1998, which included the payment of a 4.0% early redemption premium and the write-off of related debt issuance costs and (ii) a charge of $363 for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

(3) See Item 8. "Consolidated Financial Statements and Supplementary Data-Note 14" for a description of the computation of earnings per share.

(4) Excludes capital expenditures made by certain of the Company's subsidiaries prior to such subsidiaries' respective acquisitions and any capital expenditures made in connection with such acquisitions.

(5) Includes deferred tax liabilities of $3,478, $5,252, $8,044, $11,492 and $15,112 at December 31, 1995, 1996, 1997, 1998 and 1999,
         respectively.

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

OVERVIEW

         The Company's revenues are generated primarily through the sale of drivetrain products used in the repair of vehicles in the automotive aftermarket. Since its formation, the Company has benefited from a combination of internal and acquisition-related revenue growth, achieving compounded annual growth in revenue of approximately 31.2% from 1995 through 1999.

         From 1995 through 1999, the Company's revenues in the OEM segment increased by 29.8% compounded annually from $107.6 million to $305.1 million due primarily to increased sales to existing customers, including DaimlerChrysler, combined with new customers, including Ford and General Motors, added through acquisitions. During the same period, revenues in the Independent Aftermarket segment increased by 26.0% compounded annually from $79.5 million to $200.1 million. This growth was due to a combination of acquisitions, geographic expansion, an expanded product offering, effective sales efforts and the development of new customers.

         The Company regularly evaluates strategic acquisition opportunities and expects it will continue to do so in the future. During the first quarter of 1998, the Company acquired substantially all of the assets of Autocraft, the OEM Division of The Fred Jones Companies, Inc. During the fourth quarter of 1999, the Company acquired substantially all of the assets All Trans. See Item 1. "Business."

         During 1998 and 1999 the Company recorded special charges of $8.7 million and $13.8 million, respectively, primarily related to certain initiatives designed to improve operating efficiencies and reduce costs. See "Results of Operations" for a complete discussion of these charges. In addition, in 1998 the Company recorded charges for non-recurring costs totaling $21.4 million. As previously disclosed, the Company believes that these charges were one-time in nature due to the application of new information and estimation methodologies.

         Income from operations before special charges and nonrecurring expenses was $42.4 million and $51.2 million for the years ended December 31, 1998 and 1999, respectively. Excluding special charges, nonrecurring expenses and extraordinary items, net income was $11.0 million or $0.52 per diluted share in 1998 compared to $14.8 million or $0.70 per diluted share in 1999.

         The primary components of the Company's cost of goods sold are the cost of cores and component parts, labor costs and overhead. While certain of these costs have fluctuated as a percentage of sales over time, cost of goods sold as a percentage of sales remained relatively constant from 1995 through 1997, at approximately 61.0%. In 1998, cost of goods sold as a percentage of net sales, before $12.7 million of non-recurring costs and $1.3 million of special charges, increased to 69.0% and in 1999 was 67.8% before $4.9 million of special charges. The change in cost of goods sold as a percentage of net sales from 1995 to 1999 is due primarily to changes in mix within the OEM segment and costs related to the Independent Aftermarket segment's enterprise-wide information system.

         Selling, general and administrative ("SG&A") expenses consist primarily of salaries, commissions, rent, marketing expenses and other management infrastructure expenses. SG&A expenses as a percentage of net sales increased from 20.4% in 1995 to 21.8% in 1999. This increase was principally due to growth in the Logistics Services business unit and to growth in the OEM segment's remanufactured engine program, primarily due to the expansion of its branch sales channel, combined with enhancements to the Company's management and systems infrastructure.

RESULTS OF OPERATIONS

         The following table sets forth certain financial statement data expressed in millions of dollars and as a percentage of net sales.


                                                              For the Years Ended December 31,
                                                --------------------------------------------------------
                                                      1997                 1998                1999
                                                ------------------ -------------------- ----------------
Net sales..............................          $346.1   100.0%      $486.8   100.0%     $565.0   100.0%
Cost of sales..........................           212.4    61.4        348.5    71.6       382.9    67.8
Special charges........................               -      -           1.3     0.3         4.9     0.9
                                                 ------   -----      -------   -----      ------   -----
Gross profit...........................           133.7    38.6        137.0    28.1       177.2    31.3
SG&A expenses..........................            73.8    21.3        109.4    22.5       123.4    21.8
Amortization of intangible assets......             4.5     1.3          6.8     1.3         7.4     1.3
Special charges........................               -      -           7.4     1.5         8.9     1.6
                                                 ------   -----      -------   -----      ------   -----
Income from operations.................            55.4    16.0         13.4     2.8        37.5     6.6
Interest expense, net and other........            16.9     4.9         23.7     4.9        26.5     4.7
                                                 ------   -----      -------   -----      ------   -----
Income (loss) before income taxes
  and extraordinary items..............            38.5    11.1       (10.3)    (2.1)       11.0     1.9
Income tax expense (benefit)...........            15.5     4.5        (3.2)    (0.7)        4.2     0.7
                                                 ------   -----      -------   -----      ------   -----
Income (loss) before extraordinary items         $ 23.0     6.6%     $( 7.1)    (1.4)%     $ 6.8     1.2%
                                                 ======   =====      =======   =====      ======   =====

         The Company has two reportable segments: the OEM segment and the Independent Aftermarket segment. The OEM segment consists of four operating units that sell remanufactured transmissions directly to automobile manufacturers, principally DaimlerChrysler, Ford, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. In addition, the OEM segment sells select remanufactured engines to DaimlerChrysler and certain European OEMs, including Ford's European operation, as well as remanufactured domestic and foreign engines to general repair shops and retail automotive parts stores. The Company's Independent Aftermarket segment primarily sells transmission repair kits, soft parts, remanufactured torque converters and new and remanufactured hard parts used in drivetrain repairs to independent transmission rebuilders for repairs generally during the period following the expiration of the vehicle warranty. To a lesser extent, the Independent Aftermarket segment also sells its products to general repair shops, wholesale distributors and retail automotive parts stores. In addition to the OEM and Independent Aftermarket segments, the Company has three other operating units reflected as "Other" due to their relative size, all of which were acquired in the Autocraft acquisition: an automotive electronic parts remanufacturing and distribution business; warehouse, distribution and turnkey order fulfillment and information services for AT&T Wireless Services; and a material recovery parts processing and Internet-based auction business primarily for Ford. None of these operating units meet the quantitative thresholds for determining reportable segments. See Item 8. "Consolidated Financial Statements and Supplementary Data-Note 17."

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Income (loss) before extraordinary items increased $13.9 million, from a loss of $7.1 million for the year ended December 31, 1998, to income of $6.8 million for the year ended December 31, 1999. During 1998 and 1999, the Company recorded pre-tax special charges of $8.7 million and $13.8 million, respectively, related to certain initiatives designed to improve operating efficiencies and reduce costs (see "Special Charges" below). In addition, during 1998, the Company recorded pre-tax charges for non-recurring costs totaling $21.4 million. Excluding these non-recurring costs and special charges, income before extraordinary items would have increased $3.8 million, or 34.5%, from $11.0 million for the year ended December 31, 1998, to $14.8 million for the year ended December 31, 1999. This increase was primarily attributable to increases in profitability in the Company's OEM segment and "Other" business units, partially offset by a decline in profitability in the Company's Independent Aftermarket segment during 1999 as compared to 1998. On a per share basis, income (loss) before extraordinary items increased from a loss of $0.36 per share in 1998 to net income per diluted share of $0.32 in 1999. Excluding special charges and non-recurring expense, income before extraordinary items per diluted share increased from $0.52 for the year ended December 31, 1998 to $0.70 for the year ended December 31, 1999.

         NET SALES. Net sales increased $78.2 million, or 16.1%, from $486.8 million in 1998 to $565.0 million in 1999. This increase is partially attributable to the full-year benefit of sales from Autocraft, which was acquired in March 1998, and to the acquisition of All Trans, completed during the fourth quarter of 1999. On a pro forma basis, as if the February 1999 sale of Mascot, and the acquisitions of Autocraft and All Trans had all taken place on January 1, 1998, net sales would have increased $54.5 million, or 10.3%, from $526.8 million in 1998 to $581.3 million in 1999. This increase in sales, on a pro forma basis, was primarily attributable to increased sales in the Company's OEM and Independent Aftermarket segments combined with increased sales in its Logistics Services and Material Recovery business units.

         GROSS PROFIT. Gross profit increased $40.2 million, or 29.3%, from $137.0 million in 1998 to $177.2 million in 1999. Excluding non-recurring costs of $12.7 million recorded in 1998 and special charges of $1.3 million and $4.9 million recorded in 1998 and 1999, respectively, gross profit increased $31.1 million during 1999 as compared to 1998. As a percentage of net sales, gross profit before non-recurring costs and special charges increased from 31.0% to 32.2% between the two periods. The increase in gross profit was principally due to the increased sales in the OEM segment and Logistics Services business unit, partially offset by a decline in gross profit experienced in the Independent Aftermarket segment.

         SG&A EXPENSES. SG&A expenses increased $14.0 million, or 12.8%, from $109.4 million in 1998 to $123.4 million in 1999. Excluding non-recurring costs of $7.5 million recorded in 1998, SG&A expenses increased $21.5 million during 1999 as compared to 1998 and as a percentage of net sales increased from 20.9% to 21.8% between the two periods. This increase was due primarily to (i) $7.7 million related to the OEM segment's remanufactured engine program primarily associated with the expansion of its branch sales channel and increased warranty costs, (ii) $6.2 million of additional infrastructure costs related to the Independent Aftermarket segment's enterprise-wide information system, (iii) $4.2 million in the Logistics Services business unit primarily related to sales volume growth and systems enhancements, (iv) $4.2 million primarily associated with the Company's business improvement initiatives, including travel, recruitment and professional service costs and (v) $2.9 million of additional cost due to a full year of SG&A cost from Autocraft, partially offset by an SG&A cost reduction of $1.9 million as a result of the sale of Mascot.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased $0.6 million, or 8.8%, from $6.8 million in 1998 to $7.4 million in 1999. The increase is primarily attributable to a full year of amortization for the Autocraft acquisition and the acquisition of All Trans during the fourth quarter of 1999.

         SPECIAL CHARGES. During 1999, the Company recorded $13.8 million of special charges, of which $4.9 million was included as a component of cost of sales. These charges consisted of (i) $6.1 million of costs primarily related to distribution center, distribution branch and manufacturing plant consolidations within the Independent Aftermarket segment, (ii) $3.3 million of costs associated with the narrowing of the remanufactured engine product offering,
(iii) $2.8 million of severance and other costs related to the reorganization of certain management functions and (iv) $1.6 million of severance, plant exit and other costs.

         During 1998, the Company recorded $8.7 million of special charges, of which $1.3 million was included as a component of cost of sales. These charges consisted of (i) $3.8 million of restructuring charges consisting principally of employee severance costs and certain other exit costs, (ii) $2.5 million of costs relating principally to idle facility costs and (iii) $2.4 million related to a state's interpretation of its tax law that subjected a portion of the OEM segment's operations over the past four years to a state tax for the first time.

         The Company, as an ongoing part of its planning process, continues to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems. Implementation of any of these could require the Company to incur special charges, which would be offset over time by the projected cost savings.

         INCOME FROM OPERATIONS. Principally as a result of the factors described above, income from operations increased $24.1 million, or 179.9%, from $13.4 million in 1998 to $37.5 million in 1999. As a percentage of net sales, income from operations increased from 2.8% to 6.6%, between the two periods. Excluding non-recurring costs of $20.2 million recorded in 1998 and special charges of $8.7 million and $13.8 million recorded in 1998 and 1999, respectively, income from operations increased $9.0 million during 1999 as compared to 1998. As a percentage of net sales, income from operations before non-recurring costs and special charges increased from 8.7% to 9.1% between the two periods.

         INTEREST EXPENSE, NET AND OTHER. Interest expense, net and other increased $2.8 million, or 11.8%, from $23.7 million in 1998 to $26.5 million in 1999. The increase primarily resulted from a full year of borrowing under the Company's $120.0 million term loan credit facility in March 1998 to finance the Autocraft acquisition and increased borrowings under the Company's $100.0 million revolving credit facility in the fourth quarter of 1999 to finance the All Trans acquisition. These term loan and revolving facilities are referred to as the "Credit Facility."

         EXTRAORDINARY ITEMS. In 1998, an extraordinary item in the amount of $0.7 million ($1.2 million before related income tax benefit of $0.5 million) was recorded. This amount consisted of (i) a $0.4 million charge for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility and (ii) a $0.3 million charge resulting from the repurchase of $9.6 million in principal amount of the Senior Notes in open market transactions.

         OEM SEGMENT

         The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

                                 For the Years Ended December 31,
                                 --------------------------------
                                       1998            1999
                                 ---------------  ---------------
     Net sales....................$253.0  100.0%  $305.1   100.0%

     Special charges..............$  5.0    2.0%  $  4.3     1.4%

     Segment profit...............$ 23.9    9.4%  $ 50.4    16.5%

         NET SALES. Net sales increased $52.1 million, or 20.6%, from $253.0 million in 1998 to $305.1 million in 1999. On a pro forma basis, as if the Autocraft acquisition had taken place on January 1, 1998, net sales would have increased $32.7 million, or 12.0%, from $272.4 million in 1998 to $305.1 million in 1999. The increase was primarily due to increased sales of remanufactured transmissions to DaimlerChrysler and Ford and increased sales of remanufactured engines through the Company's branch sales channel, partially offset by a decrease in sales volume of engines and related parts in the segment's European operations. Sales to DaimlerChrysler accounted for 18.2% and 20.5% of the Company's revenues (34.9% and

37.9% of segment revenues) in 1998 and 1999, respectively. Sales to Ford accounted for 17.1% and 19.2% of the Company's revenues (30.5% and 32.5% of segment revenues) in 1998 and 1999, respectively.

         SPECIAL CHARGES. The OEM segment recorded $4.3 million of special charges in 1999. These charges consisted of (i) $3.3 million in connection with the narrowing of its remanufactured engine product offering and (ii) $1.0 million relating to severance and plant exit costs.

         The OEM segment recorded $5.0 million of special charges in 1998. These charges consisted of (i) $2.6 million in connection with the consolidation of certain manufacturing plants and (ii) $2.4 million relating to a state's interpretation of its tax law that subjected a portion of the segment's operations over the past four years to a state tax for the first time.

         SEGMENT PROFIT. Segment profit increased $26.5 million, or 110.9%, from $23.9 million (9.4% of OEM net sales) in 1998 to $50.4 million (16.5% of OEM net sales) in 1999. Excluding special charges of $5.0 million and $4.3 million in 1998 and 1999, respectively, and non-recurring costs of $10.0 million recorded in 1998, segment profit would have increased $15.8 million, or 40.6%, from $38.9 million (15.4% of segment net sales) in 1998 to $54.7 million (17.9% of segment net sales) in 1999. The increase was primarily the result of increased sales.

         INDEPENDENT AFTERMARKET SEGMENT

         The following table presents net sales, special charges and segment loss expressed in millions of dollars and as a percentage of net sales:

                                For the Years Ended December 31,
                                --------------------------------
                                      1998            1999
                                ---------------  ---------------
    Net sales....................$186.7  100.0%  $200.1   100.0%

    Special charges..............$  2.1    1.1%  $  6.5     3.2%

    Segment loss.................$(11.6)  (6.2)% $(15.0)   (7.5)%


         NET SALES. Net sales increased $13.4 million, or 7.2%, from $186.7 million in 1998 to $200.1 million in 1999. On a pro forma basis, as if the All Trans acquisition had taken place on January 1, 1998, net sales would have increased $10.6 million, or 5.1%, from $206.5 million in 1998 to $217.1 million in 1999. This increase was largely attributable to sales from a new line of hard parts that were introduced after the third quarter of 1998 and to an improvement from the lower sales volumes experienced during the second half of 1998, which were caused by customer service and fill rate shortfalls related to implementation issues associated with the segment's enterprise-wide information system.

         SPECIAL CHARGES. The Independent Aftermarket segment recorded $6.5 million of special charges in 1999. These charges consisted of (i) $6.1 million primarily related to distribution center, distribution branch and manufacturing plant consolidations and (ii) $0.4 million of severance and other costs related to the reorganization of certain management functions.

         During 1998 the Independent Aftermarket segment recorded $2.1 million of special charges. These charges consisted of (i) $1.6 million for restructuring charges, which included severance and certain other exit costs and
(ii) $0.5 million relating to facility consolidation.

         SEGMENT LOSS. Segment loss increased $3.4 million from $11.6 million in 1998 to $15.0 million in 1999. Excluding special charges of $2.1 million and $6.5 million in 1998 and 1999, respectively, and non-recurring costs of $9.3 million recorded during 1998, segment loss would have increased $8.3 million from $0.2 million in 1998 to $8.5 million in 1999. This increase in segment loss was primarily attributable to $6.2 million of additional infrastructure costs related to the segment's enterprise-wide information system, and $2.4 million of costs related to the Company's aftermarket remanufactured transmission program.

         OTHER OPERATING UNITS

         The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

                                For the Years Ended December 31,
                                --------------------------------
                                      1998            1999
                                ---------------  ---------------
    Net sales....................$ 47.1  100.0%  $ 59.8   100.0%

    Special charges..............$  -      -  %  $  0.6     1.0%

    Segment profit...............$  4.7   10.0%  $  8.7    14.5%

         NET SALES. Net sales increased $12.7 million, or 27.0%, from $47.1 million in 1998 to $59.8 million in 1999. On a pro forma basis, as if the Autocraft acquisition and the sale of Mascot had taken place on January 1, 1998, net sales would have increased $11.1 million, or 23.1%, from $48.0 million in 1998 to $59.1 million in 1999. This increase was primarily attributable to increased sales in the Logistics Services business unit due to growth in AT&T's wireless service business.

         SPECIAL CHARGES. Special charges recorded during 1999 of $0.6 million relate to exit and other costs in the Electronics business unit.

         SEGMENT PROFIT. Segment profit increased $4.0 million, or 85.1%, from $4.7 million in 1998 to $8.7 million in 1999. Excluding special charges of $0.6 million in 1999, segment profit in 1999 would have increased $4.6 million, or 97.9%, from $4.7 million in 1998 to $9.3 million in 1999. The increase was primarily the result of the additional sales volume described above, partially offset by an increase in costs in the Logistics Services business unit associated with enhancements to its information systems to support future growth.

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

         NET SALES. Net sales increased $140.7 million, or 40.7%, from $346.1 million in 1997 to $486.8 million in 1998. Of this increase, $131.8 million related to the March 1998 Autocraft acquisition and $32.3 million related to a full year's net sales for the businesses acquired in 1997, partially offset by a $23.4 million decline in sales by the Company's other businesses.

         GROSS PROFIT. Gross profit increased $3.3 million, or 2.5%, from $133.7 in 1997 to $137.0 million in 1998. As a percentage of net sales, gross profit decreased from 38.6% to 28.1% between the two periods. The decrease in gross profit margins was primarily related to (1) changes in OEM segment sales mix and
(2) system complexities and problems with data conversion encountered during the implementation of the Independent Aftermarket segment's enterprise-wide information system, which resulted in an internalization of management's focus and hampered inventory management functions, pricing initiatives and sales growth efforts. In addition, the Company incurred $12.7 million of non-recurring costs in 1998 primarily consisting of (i) $6.7 million for increased inventory reserves and (ii) $5.2 million for a liability related to the purchase of excess cores. Also during 1998, the Company recorded $1.3 million of special charges relating to idle facility costs. Excluding these costs, gross profit in 1998 would have been $151.0 million or 31.0% of net sales.

         SG&A EXPENSES. SG&A expenses increased $35.6 million, or 48.2%, from $73.8 million in 1997 to $109.4 million in 1998. As a percentage of net sales, SG&A expenses increased from 21.3% to 22.5% between the two periods. During 1998, the Company recorded $7.5 million of non-recurring costs including (i) $3.0 million related to changes in estimates and other reserves, (ii) $2.7 million related to start-up costs and internal use software and (iii) $1.8 million related to changes in employee benefits and warranty policies. Excluding these costs, SG&A expenses in 1998 would have been $101.9 million or 20.9% of net sales as compared to 21.3% in 1997. On an absolute dollar basis, the increase was primarily attributable to additional SG&A expenses for the Autocraft businesses acquired in March 1998 and a full year's expense for the acquisitions made in 1997.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased $2.3 million, or 51.1%, from $4.5 million in 1997 to $6.8 million in 1998. The increase was primarily attributable to the March 1998 Autocraft acquisition.

         SPECIAL CHARGES. During 1998, the Company recorded $8.7 million of special charges, of which $1.3 million was included as a component of cost of sales. These charges consisted of (i) $3.8 million of restructuring charges that primarily included employee severance costs and certain other exit costs, (ii) $2.5 million of costs that primarily included idle facility costs and (iii) $2.4 million that related to a state's interpretation of its tax law that subjected a portion of the OEM segment's operations over the past four years to a state tax for the first time.

         INCOME FROM OPERATIONS. Principally as a result of the factors described above, income from operations decreased $42.0 million, or 75.8%, from $55.4 million in 1997 to $13.4 million in 1998.

         INTEREST EXPENSE, NET AND OTHER. Interest expense, net and other increased $6.8 million, or 40.2%, from $16.9 million in 1997 to $23.7 million in 1998. The increase primarily resulted from borrowing under the term loan portion of the Credit Facility in March 1998 to finance the Autocraft acquisition and increased borrowings under the revolving portion of the Credit Facility partially offset by the early redemption in September and October 1998 of $9.6 million in principal amount of Senior Notes. In addition, the Company recorded a $1.2 million net loss on the sale of Mascot during 1998.

         EXTRAORDINARY ITEMS. In 1997, an extraordinary item in the amount of $3.8 million ($6.3 million before related income tax benefit of $2.5 million) was recorded. This amount consisted of (i) a $3.4 million charge resulting from the early redemption of $40.0 million of the Senior Notes in February 1997, which included the payment of a 12.0% early redemption premium and the write-off of related debt issuance costs and (ii) a $0.4 million charge for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

         In 1998, an extraordinary item in the amount of $0.7 million ($1.2 million before related income tax benefit of $0.5 million) was recorded. This amount consisted of (i) a $0.4 million charge for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility and (ii) a $0.3 million charge resulting from the repurchase of $9.6 million in principal amount of the Senior Notes in open market transactions.

         OEM SEGMENT

         The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

                                For the Years Ended December 31,
                                --------------------------------
                                      1997            1998
                                ---------------  ---------------
    Net sales....................$180.3  100.0%  $253.0   100.0%

    Special charges..............$  -      -     $  5.0     2.0%

    Segment profit...............$ 47.0   26.1%  $ 23.9     9.4%

         NET SALES. Net sales increased $72.7 million, or 40.3%, from $180.3 million in 1997 to $253.0 million in 1998. This increase was due to the March 1998 Autocraft acquisition, which accounted for approximately $91.5 million in incremental net sales, partially offset by an $18.8 million decline in sales to existing customers, particularly DaimlerChrysler. As previously reported, the demand for DaimlerChrysler transmissions declined in 1998 primarily due to (i) moderate weather during the winter of 1997-1998 and (ii) improved quality of late model original equipment front wheel drive transmissions. The decline in demand led to reduced inventory requirements at DaimlerChrysler. In order to assist DaimlerChrysler in meeting these inventory requirements by the end of 1998, the Company significantly reduced its shipments to DaimlerChrysler during the second half of the year. The Company believes that reduced demand for front wheel drive transmissions due to improved quality will be mostly offset by demand for rear wheel drive transmissions, which the Company began remanufacturing for DaimlerChrysler during the third quarter of 1998. Sales to DaimlerChrysler accounted for 32.0% and 18.2% of the Company's revenues (61.4% and 34.9% of segment revenues) in 1997 and 1998, respectively. Sales to Ford, (which became a customer in March 1998) accounted for 17.1% of the Company's revenues (30.5% of segment revenues) in 1998.

         SPECIAL CHARGES. The OEM segment recorded $5.0 million of special charges in 1998. These charges consisted of (i) $2.6 million in connection with the consolidation of certain manufacturing plants and (ii) $2.4 million relating to a state's interpretation of its tax law that subjected a portion of the segment's operations over the past four years to a state tax for the first time.

         SEGMENT PROFIT. Segment profit decreased $23.1 million, or 49.1%, from $47.0 million (26.1% of OEM net sales) in 1997 to $23.9 million (9.4% of OEM net sales) in 1998. Excluding the special charges of $5.0 million and non-recurring costs of $10.0 million, segment profit in 1998 would have been $38.9 million (15.4% of segment net sales). The decline was primarily the result of changes in the sales mix in the OEM segment and to the lower fixed cost absorption as a result of decreased DaimlerChrysler sales in 1998.

         INDEPENDENT AFTERMARKET SEGMENT

         The following table presents net sales, special charges and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

                                For the Years Ended December 31,
                                --------------------------------
                                      1997            1998
                                ---------------  ---------------
    Net sales....................$158.4  100.0%  $186.7   100.0%

    Special charges..............$  -      -  %  $  2.1     1.1%

    Segment profit (loss)........$ 10.7    6.8%  $(11.6)  (6.2)%

         NET SALES. Net sales increased $28.3 million, or 17.9%, from $158.4 million in 1997 to $186.7 million in 1998. The increase related to a full year's net sales of $32.3 million from the three Independent Aftermarket companies acquired in 1997. Sales for the remainder of the segment were relatively flat year over year.

         SPECIAL CHARGES. The Independent Aftermarket segment recorded $2.1 million of special charges in 1998. These charges consisted of (i) $1.6 million for restructuring charges, which included severance and certain other exit costs, and (ii) $0.5 million related to facility consolidation.

         SEGMENT PROFIT (LOSS). Segment profit decreased $22.3 million from $10.7 million (6.8% of segment net sales) in 1997 to an $11.6 million loss in 1998. Excluding the special charges of $2.1 million and non-recurring costs of $9.3 million, segment loss would have been $0.2 million in 1998. The decline was primarily the result of problems relating to the enterprise-wide information systems implementation and the continued operational consolidation from nine separate entities into one during 1998.

         OTHER OPERATING UNITS

         The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

                                For the Years Ended December 31,
                                --------------------------------
                                      1997            1998
                                ---------------  ---------------
    Net sales....................$  7.4  100.0%  $ 47.1  100.0%

    Segment profit...............$  0.1    1.4%  $  4.7   10.0%

         NET SALES. Net sales increased $39.7 million, or 536.5%, from $7.4 million in 1997 to $47.1 million in 1998. The increase was attributable to sales by the Electronics, Logistics Services and Material Recovery business units, which were acquired in March 1998 as part of the Autocraft acquisition. Prior to the Autocraft acquisition, revenue in this segment was entirely attributable to Mascot, which was sold in February 1999.

         SEGMENT PROFIT. Segment profit increased $4.6 million from $0.1 million in 1997 to $4.7 million in 1998. The increase was primarily the result of sales volume from the Autocraft acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW & CAPITAL EXPENDITURES

         The Company had total cash and cash equivalents on hand of $8.5 million at December 31, 1999, representing a net increase in cash and cash equivalents of $7.9 million in 1999. Net cash provided by operating activities was $29.9 million for 1999. Net cash used in investing activities was $60.1 million for the year, including $41.2 million for the All Trans acquisition and $23.2 million in capital expenditures, primarily for equipment purchases, software and related implementation costs and leasehold improvements. Net cash provided by financing activities was $37.9 million, including net borrowings of $48.2 million under the Credit Facility partially offset by $8.1 million in payment of amounts due to previously acquired companies.

         The Company's capital expenditures in 1999 were $23.2 million, consisting of (i) $15.5 million for additional transmission and engine remanufacturing equipment and other improvements to support planned increases in production capacity and efficiencies in certain of the Company's remanufacturing plants, (ii) $5.2 million in connection with the ongoing implementation of the Distribution Group's enterprise-wide information system and (iii) $2.5 million primarily related to investments in the Company's other operating units. The Company has $20.0 million budgeted for capital expenditures during 2000, primarily for remanufacturing equipment replacements and additions to support planned increases in production capacity and efficiencies in the Company's various facilities.

         Under the terms of the Company's 1997 acquisition of ATS Remanufacturing (which remanufactures transmissions for General Motors), the Company is required to make payments to the seller on each of the first eight anniversaries of the closing date. As of December 31, 1999, the Company had made $2.1 million of these payments. Substantially all of the remaining six payments, which aggregate to approximately $16.8 million (present value of $13.6 million as of December 31, 1999), are contingent upon the attainment of certain sales levels by ATS, which the Company believes are more likely than not to be attained.

         FINANCING

         The Company raised total net proceeds of $61.6 million in its initial public offering and concurrent private placement of common stock in December 1996 and an additional $47.9 million in a secondary offering in October 1997. From the Company's inception in July 1994 to December 1996, the Company funded its operations and investments in property and equipment, including acquisitions, through the issuance of Senior Notes totaling $162.4 million, the private sale of preferred stock of $20.0 million and common stock of $20.0 million, and to a lesser extent through cash provided by operating activities and revolving bank lines. In December 1996, the preferred stock and $40.0 million in principal amount of the Senior Notes were redeemed with proceeds from the initial public offering. The net proceeds from the secondary offering were used to repay borrowings under the Credit Facility. In September and October 1998, the Company redeemed $2.2 million and $7.4 million, respectively, in principal amount of the Senior Notes, with borrowings under the Credit Facility.

         In February 1997, the Company terminated its $30.0 million revolving credit facility with a bank syndicate led by The Chase Manhattan Bank ("Chase") that had been scheduled to mature in July 1999 and replaced it with the $100.0 million revolving portion of the Credit Facility, which is also with Chase. The Credit Facility is available to finance the Company's working capital requirements, future acquisitions and other general corporate needs, and will expire in December 2003.

         In March 1998, the Credit Facility was amended and restated to provide the $120.0 million term loan facility in addition to the existing revolving facility. The Company borrowed $120.0 million under this term loan facility on March 6, 1998 to purchase Autocraft and pay related transaction expenses. The term loan is payable in quarterly installments through December 31, 2003.

         On December 20, 1999, the borrowing capacity under the term loan portion of the Credit Facility was increased by $10.0 million. On December 24, 1999, the Company borrowed this $10.0 million and used the proceeds to reduce the outstanding borrowings under the revolving portion of the Credit Facility. These additional borrowings are payable in quarterly installments through December 31, 2003.

         The Credit Facility's rate of interest is determined at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin. The "Alternate Base Rate" is equal to the highest of (a) Chase's prime rate, (b) the secondary market rate for three-month certificates of deposit plus 1.0% and (c) the federal funds rate plus 0.5%, in each case as in effect from time to time. The "Eurodollar Rate" is the rate offered by Chase for eurodollar deposits for one, two, three, six or, if available by all lenders, nine months (as selected by the Company) in the interbank eurodollar market. The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 1999 the Alternate Base Rate margin was 1.25% and the Eurodollar margin was 2.25%.

         Amounts advanced under the Credit Facility are secured by substantially all the assets of the Company. The Credit Facility contains several covenants, including ones that require the Company to maintain certain levels of net worth, leverage and cash flow coverage and others that limit the Company's ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, issue stock and engage in transactions with affiliates of the Company and its subsidiaries.

         In addition to the Credit Facility, the Company has an agreement with the Bank of Montreal for a revolving credit facility to accommodate the working capital needs of the Company's Canadian subsidiary. Borrowings under the agreement are limited to certain advance rates based upon the eligible accounts receivable and inventory of the Canadian subsidiary up to an aggregate maximum of C$3.0 million.

         Based on its operating results during 1998, the Company was in technical default of the leverage and cash flow covenants of the Credit Facility and the Company's interest rate swap agreement as of December 31, 1998. This resulted in a cross default under the line of credit for the Company's Canadian subsidiaries. Due to the defaults, the Company was prohibited from further borrowings under the Credit Facility and the Canadian line of credit. In March 1999, the Company obtained from its lenders waivers of the various defaults and certain amendments to the Credit Facility and the interest rate swap agreement. In December 1999, in conjunction with the $10.0 million increase in the Credit Facility, the leverage ratio and interest coverage covenants in the credit agreement were amended to be consistent with the Company's current financial projections. As of December 31, 1999, the Company was in compliance with its covenants and believes that it will be able to comply with these covenants in the future.

         Additionally, the Company has approximately $110.0 million of the Senior Notes outstanding. The indentures under which the Senior Notes were issued contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness. As of December 31, 1999, the Company was in compliance with such covenants and believes that it will be able to comply with these covenants in the future.

         As of December 31, 1999, the Company's borrowing capacity under the Credit Facility and the Canadian line of credit were $14.9 million and C$2.2 million, respectively. In addition, the Company had cash and cash equivalents on hand of $8.5 million at December 31, 1999.

         The Company believes that cash on hand, cash flow from operations and existing borrowing capacity will be sufficient to fund its ongoing operations and its budgeted capital expenditures. In pursuing future acquisitions, the Company will continue to consider the effect that any such acquisition costs may have on its liquidity. In order to consummate such acquisitions, the Company may need to seek additional capital through borrowings or equity financing.

IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
- DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 issued June 1999), effective for periods beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge and, if it is, the type of hedge transaction. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

YEAR 2000 COMPLIANCE

         During 1999 the Company assembled an internal project team that addressed the issue of computer programs and embedded computer chips being unable to distinguish between the Year 1900 and the Year 2000. The project team developed and implemented a three-step plan intended to result in the Company's operations continuing with no or minimal interruption through the Year 2000. The plan was designed to comply with guidelines established by the Automotive Industry Action Group (an industry association supported by several of the major
OEMs).

         The project team inventoried all of the Company's computer hardware and software and all of its devices having imbedded computer technology, focusing on five areas: (i) business systems; (ii) production (E.G., desktop computers and remanufacturing machinery); (iii) financial management (E.G., banking software, postage equipment and time clocks); (iv) facilities (E.G., heating and air conditioning systems, elevators, telephones, and fire and security systems); and
(v) significant vendors and customers. The project team then determined whether each inventoried system, device, customer or vendor was Year 2000 compatible and those systems and devices that were not compatible were upgraded or replaced.

         As a result of these efforts, the Company did not experience any significant disruption in the function of any of its computer hardware or software or devices with embedded computer technology during the Year 2000 date change. The Company also did not experience any significant problems due to Year 2000 compliance issues of any of the Company's significant customers or vendors.

         The Company will continue to monitor the functions of its computer hardware and software and devices with embedded computer technology, as well as the Year 2000 compliance of its significant customers and vendors, to discover and promptly correct any latent Year 2000 problems that may arise in the future.

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

ENVIRONMENTAL MATTERS

         See Item 1. "Business-Environmental" for a discussion of certain environmental matters relating to the Company.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not hold or issue derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them is material to the Company. The Company uses interest rate swaps to convert variable rate debt to fixed rate debt to reduce volatility risk. For additional discussion regarding the Company's use of such instruments, see Item 8. "Consolidated Financial Statements and Supplementary Data-Note 2."

INTEREST RATE EXPOSURE

         Based on the Company's overall interest rate exposure during the year ended December 31, 1999, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows. Interest rate movements of 10% would not have a material effect on the Company's financial position, results of operation or cash flows.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Aftermarket Technology Corp.

                        Consolidated Financial Statements

              For the years ended December 31, 1997, 1998 and 1999

                                    CONTENTS

Report of Ernst & Young LLP, Independent Auditors.................30
Consolidated Balance Sheets.......................................31
Consolidated Statements of Operations.............................32
Consolidated Statements of Stockholders' Equity...................33
Consolidated Statements of Cash Flows.............................34
Notes to Consolidated Financial Statements........................35

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Aftermarket Technology Corp.

         We have audited the accompanying consolidated balance sheets of Aftermarket Technology Corp. and subsidiaries (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index of Item 14 (a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aftermarket Technology Corp. and subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois
February 17, 2000

                      AFTERMARKET TECHNOLOGY CORP.

                       CONSOLIDATED BALANCE SHEETS

            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            December 31,
                                                                        1998           1999
                                                                   -------------  --------------
ASSETS
Current Assets:
   Cash and cash equivalents                                           $     580    $   8,469
   Accounts receivable, net                                               71,357       70,786
   Inventories                                                            98,696      120,502
   Prepaid and other assets                                                3,959        6,112
   Refundable income taxes                                                10,954         --
   Deferred income taxes                                                   8,240       14,036
                                                                   -------------  ------------
Total current assets                                                     193,786      219,905

Property, plant and equipment, net                                        63,903       75,369
Debt issuance costs, net                                                   5,044        5,268
Cost in excess of net assets acquired, net                               267,947      295,039
Other assets                                                               1,225        1,065
                                                                   -------------  ------------
Total assets                                                           $ 531,905    $ 596,646
                                                                   =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                    $  35,945    $  47,127
   Accrued expenses                                                       42,643       42,808
   Income taxes payable                                                       --        2,685
   Bank line of credit                                                     2,060          543
   Credit facility                                                        15,000       21,760
   Amounts due to acquired companies                                      10,204        2,384
   Deferred compensation                                                      --          660
                                                                   -------------  ------------
Total current liabilities                                                105,852      117,967

12% Series B and D Senior Subordinated Notes                             111,394      111,214
Amount drawn on credit facility, less current portion                    123,350      164,799
Amounts due to acquired companies, less current portion                    8,483        7,759
Deferred compensation, less current portion                                3,323        2,944
Other long-term liabilities                                                   --          707
Deferred income taxes                                                     11,492       15,112

Stockholders' Equity:
     Preferred stock, $.01 par value; shares authorized - 2,000,000;
       none issued                                                           --           --
     Common stock, $.01 par value; shares authorized - 30,000,000;
       Issued - 20,411,768 and 20,612,764 (including shares held in
       treasury)                                                             204          206
     Additional paid-in capital                                          135,104      135,894
     Retained earnings                                                    35,676       42,483
     Accumulated other comprehensive loss                                   (979)        (445)
     Common stock held in treasury, at cost (172,000 shares)              (1,994)      (1,994)
                                                                   -------------  ------------
Total stockholders' equity                                               168,011      176,144
                                                                   -------------  ------------
Total liabilities and stockholders' equity                             $ 531,905    $ 596,646
                                                                   =============  ============

SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         For the years ended December 31,
                                                                                    1997                1998                 1999
                                                                                ----------          ----------           ----------
Net sales                                                                      $ 346,110             $ 486,773             $ 564,965
Cost of sales                                                                    212,416               348,443               382,899
Special charges                                                                     --                   1,347                 4,895
                                                                               ---------             ---------             ---------
Gross profit                                                                     133,694               136,983               177,171

Selling, general and
    administrative expense                                                        73,768               109,357               123,429
Amortization of intangible assets                                                  4,501                 6,806                 7,420
Special charges                                                                     --                   7,397                 8,868
                                                                               ---------             ---------             ---------
Income from operations                                                            55,425                13,423                37,454

Other income (expense), net                                                        1,912                   (41)                  393
Interest expense                                                                  18,822                23,673                26,895
                                                                               ---------             ---------             ---------
Income (loss) before income taxes
    and extraordinary items                                                       38,515               (10,291)               10,952

Income tax expense (benefit)                                                      15,512                (3,176)                4,145
                                                                               ---------             ---------             ---------
Income (loss) before extraordinary items                                          23,003                (7,115)                6,807

Extraordinary items, net of income taxes                                          (3,749)                 (703)                 --
                                                                               ---------             ---------             ---------
Net income (loss)                                                              $  19,254             $  (7,818)            $   6,807
                                                                               =========             =========             =========
Per common share - basic:
    Income (loss) before extraordinary items                                   $    1.31             $   (0.36)            $    0.33
    Extraordinary items                                                            (0.21)                (0.03)                 --
                                                                               ---------             ---------             ---------
   Net income (loss)                                                           $    1.10             $   (0.39)            $    0.33
                                                                               =========             =========             =========
Per common share - diluted:
    Income (loss) before extraordinary items                                   $    1.19             $   (0.36)            $    0.32
    Extraordinary items                                                            (0.20)                (0.03)                 --
                                                                               ---------             ---------             ---------
   Net income (loss)                                                           $    0.99             $   (0.39)            $    0.32
                                                                               =========             =========             =========

SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               Accumulated
                                                                      Additional                  Other
                                             Preferred        Common    Paid-in     Retained  Comprehensive Treasury
                                               Stock          Stock     Capital     Earnings  Income (Loss)  Stock       Total
                                               -----          -----     -------     --------  -------------  -----       -----
Balance at January 1, 1997                  $    --      $     169   $  81,380   $  24,240    $      43    $    --      $ 105,832

Issuance of 2,200,000 shares of common
     stock for cash at $22.03 per share,
     net of offering costs of $530               --             22      47,915        --           --           --         47,937

Issuance of 396,480 shares of common
     stock from exercise of stock options        --              4       2,309        --           --           --          2,313

Net income                                       --           --          --        19,254         --           --         19,254

Translation adjustment                           --           --          --          --             93         --             93
                                                                                                                         --------
     Comprehensive income                                                                                                  19,347
                                            -------------------------------------------------------------------------------------
Balance at December 31, 1997                     --            195     131,604      43,494          136         --        175,429

Issuance of 834,494 shares of common
     stock from exercise of stock options        --              9       3,500        --           --           --          3,509

Purchase of 172,000 shares of common
     stock for treasury                          --           --          --          --           --         (1,994)      (1,994)

Net loss                                         --           --          --        (7,818)        --           --         (7,818)

Translation adjustment                           --           --          --          --         (1,115)        --         (1,115)
                                                                                                                         ---------
     Comprehensive loss                                                                                                    (8,933)
                                            -------------------------------------------------------------------------------------
Balance at December 31, 1998                     --            204     135,104      35,676         (979)      (1,994)     168,011

Issuance of 200,996 shares of common
     stock from exercise of stock options        --              2         790        --           --           --            792

Net income                                       --           --          --         6,807         --           --          6,807

Translation adjustment                           --           --          --          --            534         --            534
                                                                                                                        ---------
     Comprehensive income                                                                                                   7,341
                                            -------------------------------------------------------------------------------------
Balance at December 31, 1999                $    --      $     206   $ 135,894   $  42,483    $    (445)   $  (1,994)   $ 176,144
                                            =====================================================================================

SEE ACCOMPANYING NOTES
                                       33

                          AFTERMARKET TECHNOLOGY CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                               For the years ended December 31,
                                                                                           1997             1998              1999
                                                                                        ----------       ----------       ----------
OPERATING ACTIVITIES:
Net income (loss)                                                                       $  19,254        $  (7,818)       $   6,807
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
      Extraordinary items                                                                   6,269            1,172             --
      Depreciation and amortization                                                         7,890           15,351           19,675
      Amortization of debt issuance costs                                                     905              766              978
      Provision for losses on accounts receivable                                             921            1,877              830
      Loss on sale of equipment                                                                 8              101               19
      Deferred income taxes                                                                 1,586           (1,314)          (2,577)
      Changes in operating assets and liabilities, net of businesses acquired/sold:
           Accounts receivable                                                            (10,258)             388              742
           Inventories                                                                        544           (3,530)         (19,951)
           Prepaid and other assets                                                        (1,583)           1,780            9,037
           Accounts payable and accrued expenses                                          (13,792)          18,502           14,360
                                                                                       ----------        ---------        ---------
Net cash provided by operating activities                                                  11,744           27,275           29,920

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                                 (8,682)         (23,986)         (23,162)
Acquisition of companies, net of cash received                                            (62,871)        (114,995)         (41,220)
Proceeds from sale of business                                                               --               --              3,808
Proceeds from sale of equipment                                                                77              762              443
                                                                                       ----------        ---------        ---------
Net cash used in investing activities                                                     (71,476)        (138,219)         (60,131)

FINANCING ACTIVITIES:
Borrowings on credit facility, net                                                         11,100          127,250           48,209
Borrowings (payments) on bank line of credit, net                                             171           (2,261)          (1,541)
Payment of debt issuance costs                                                               (786)          (2,425)          (1,274)
Redemption of senior subordinated notes                                                   (44,800)         (10,000)            --
Sale of common stock, net of offering costs                                                47,937             --               --
Proceeds from exercise of stock options                                                       662            1,394              625
Purchase of common stock for treasury                                                        --             (1,994)            --
Payments on amounts due to acquired companies                                                (961)            (650)          (8,098)
                                                                                       ----------        ---------        ---------
Net cash provided by financing activities                                                  13,323          111,314           37,921

Effect of exchange rate changes on cash and cash equivalents                                  (11)             132              179
                                                                                       ----------        ---------        ---------
Increase (decrease) in cash and cash equivalents                                          (46,420)             502            7,889

Cash and cash equivalents at beginning of year                                             46,498               78              580
                                                                                       ----------        ---------        ---------
Cash and cash equivalents at end of year                                                $      78        $     580        $   8,469
                                                                                       ==========        =========        ==========
Cash paid during the year for:
      Interest                                                                          $  19,094        $  21,335        $  25,166
      Income taxes, net                                                                    10,880            4,420           (6,426)


SEE ACCOMPANYING NOTES

                          AFTERMARKET TECHNOLOGY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1.  THE COMPANY

         Aftermarket Technology Corp. and its subsidiaries ("ATC" or the "Company") is primarily a remanufacturer and distributor of drivetrain products used in the repair of vehicles in the automotive aftermarket. The Company's principal products include remanufactured transmissions, torque converters, engines, electronic control modules, instrument and display clusters, radios and remanufactured and new parts for the repair of automotive drivetrain assemblies. In addition, the Company provides value-added, third-party distribution and material logistical services. The Company also provides reverse logistics and material recovery services for the automotive industry. The Company's automotive customers include original equipment manufacturers, independent transmission rebuilders, general repair shops, wholesale distributors and retail automotive parts stores. Established in 1994, the Company maintains manufacturing facilities and/or distribution centers in the United States, Canada, Mexico and the United Kingdom.

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

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the assets for financial reporting purposes, as follows: five to twelve years for machinery and equipment, three to six years for autos and trucks, three to ten years for furniture and fixtures and up to 40 years for buildings and leasehold improvements. Depreciation and amortization expense was $3,394, $8,545 and $12,255 for the years ended December 31, 1997, 1998 and 1999, respectively.

INTERNAL USE COMPUTER SOFTWARE

         In 1998, the Company adopted the provisions of SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Historically, the Company had capitalized all costs related to software and implementation services in connection with its internal use software systems, which were not material prior to 1998, and classified them as part of property, plant and equipment. During 1998, in accordance with SOP 98-1, the Company expensed software development costs principally related to training and data conversion. The effects of the change in accounting principle were immaterial to prior periods. As of December 31, 1998 and 1999, capitalized internal use software costs were $10,494 and $15,749, respectively, including capitalized interest of $461 and $774 as of December 31, 1998 and 1999, respectively.

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

DEBT ISSUANCE COSTS

         Debt issuance costs incurred in connection with the sale of the Senior Notes (see Note 10) and the Credit Facility (see Note 9) are being amortized over the life of the debt using a method which approximates the interest method. Debt issuance costs are reflected net of accumulated amortization of $2,433 and $3,370 at December 31, 1998 and 1999, respectively.

COST IN EXCESS OF NET ASSETS ACQUIRED

         The excess of cost over the fair market value of the net assets of businesses acquired (goodwill) is amortized on a straight-line basis over 40 years. Cost in excess of net assets acquired is reflected net of accumulated amortization of $19,561 and $26,794 at December 31, 1998 and 1999, respectively.

LONG-LIVED ASSETS

         The Company evaluates its long-lived assets (including related Cost in excess of net assets acquired) on an ongoing basis. Identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers, which are primarily in the automotive industry throughout the United States, and to a lesser extent Canada and the United Kingdom. The credit risk associated with the Company's accounts receivable is mitigated by its credit evaluation process and the geographical dispersion of sales transactions. The Company grants credit to certain customers, including its OEM customers (including DaimlerChrysler, Ford and General Motors) who meet pre-established credit requirements. Customers who do not meet those requirements are required to pay for products upon delivery.

         Accounts receivable is reflected net of an allowance for doubtful accounts of $2,404 and $2,910 at December 31, 1998 and 1999, respectively.

OFF BALANCE SHEET DERIVATIVE INSTRUMENTS

         During 1998 the Company entered into an interest rate swap agreement. The interest rate swap agreement is used by the Company to manage interest rate risk on a portion of its floating rate credit facility. The interest rate swap is matched as a hedge against, and originally had the same maturity date as, the Credit Facility. The interest rate swap agreement converts the floating interest rate on a portion of the Credit Facility to a fixed rate. The cost of the interest rate swap is recorded as part of interest expense and accrued expenses. During 1999, the Company, in exchange for consideration received, shortened the maturity dates on a portion of its interest rate swap agreements to January 2001, and recorded a deferred gain, which will be recognized over the life of the original agreements. Fair value of these instruments is based on estimated current settlement cost.

REVENUE RECOGNITION

         Revenues are recognized at the time of shipment to the customer or as services are performed.

WARRANTY COST RECOGNITION

         The Company estimates warranty costs as sales are made.

STOCK-BASED COMPENSATION

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

SEGMENT REPORTING

         In 1999, the Company revised its segment profit measure from profit or loss before income taxes and extraordinary items ("EBT") to income from operations (profit or loss before interest, other income (expense), income taxes and extraordinary items) to conform with the profit measures used by the Company's internal management during 1999. All prior-year segment information has been restated to conform to the 1999 presentation. (See Note 17.)

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 issued June 1999), effective for periods beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge and, if it is, the type of hedge transaction. The Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position. The Company is required to adopt SFAS No. 133 on January 1, 2001.

RECLASSIFICATIONS

         Certain prior-year amounts have been reclassified to conform to the 1999 presentation.

NOTE 3.  ACQUISITIONS AND SALE OF SUBSIDIARY

         In January 1997, the Company acquired Replacement & Exchange Parts Co., Inc. ("REPCO"), a Texas-based distributor of transmission repair parts, for a purchase price of approximately $12.3 million, including transaction fees and related expenses. Goodwill recorded approximated $6.8 million. The operations of REPCO were not material to the Company's consolidated operations.

         In July 1997, the Company acquired substantially all of the assets of ATS Remanufacturing ("ATS"), a remanufacturer of automatic transmissions and related components located in Gastonia, North Carolina. To complete this acquisition, the Company made cash payments totaling $12.9 million, including transaction fees and related expenses. In addition, the ATS acquisition requires subsequent payments due on each of the first eight anniversaries of the closing date. As of December 31, 1999, the Company had made $2.1 million of additional payments related to the ATS acquisition. Substantially all of the remaining six payments to be made in the future, which will aggregate to approximately $16.8 million (present value $13.6 million as of December 31, 1999), are contingent upon the attainment of certain sales levels by ATS, which the Company believes are more likely than not to be attained. Goodwill recorded for ATS approximated $26.1 million. The operations of ATS were not material to the Company's consolidated operations.

         In August 1997, the Company acquired Trans Mart, Inc. ("Trans Mart"), a distributor of automatic and standard transmission parts and related drivetrain components based in Florence, Alabama. To complete this acquisition, the Company made cash payments of $27.9 million, including transaction fees and related expenses. Goodwill recorded for Trans Mart approximated $20.9 million. The operations of Trans Mart were not material to the Company's consolidated operations.

         In November 1997, the Company acquired Metran Automatic Transmission Parts Corp. ("Metran"), a New York-based distributor of automatic and manual transmission parts and related drivetrain components, for a purchase price of approximately $8.1 million, including transaction fees and related expenses. Goodwill recorded approximated $5.3 million. The operations of Metran were not material to the Company's consolidated operations.

         In January 1998, the Company acquired the inventory, accounts receivable and related customer lists of Automatic Parts & Equipment, Inc., a Minnesota-based distributor of automatic and manual transmission parts and related drivetrain components, for a purchase price of approximately $0.2 million, including transaction fees and related expenses. Goodwill recorded approximated $0.1 million. The operations of Automatic Parts & Equipment, Inc. were not material to the Company's consolidated operations.

         In March 1998, the Company acquired substantially all the assets of the OEM Division of Autocraft Industries, Inc. ("Autocraft"), a remanufacturer and distributor of drivetrain and electronic parts used in the warranty and aftermarket repair of passenger cars and light trucks. The purchase price of approximately $121.7 million, including transaction fees and related expenses, includes $5.7 million paid during 1999 based on the performance of the OEM Division's European operations during 1998. Goodwill recorded approximated $73.4 million.

         In October and December 1999, the Company acquired substantially all the assets of All Transmission Parts, Inc. and its affiliate, All Automatic Transmission Parts, Inc., respectively, ("All Trans") a distributor of standard and automatic transmission parts and related drivetrain components based in Portland, Oregon for a combined purchase price of approximately $41.2 million, including transaction fees and related expenses. Goodwill recorded for the All Trans acquisition approximated $36.1 million. The financial statements reflect the preliminary allocation of the purchase price. The purchase price allocation will be finalized upon a final valuation of the acquired company's property, plant and equipment and certain other information.

         These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. The consolidated financial statements include the operating results of each business from the date of acquisition.

         In December 1998, the Company agreed to sell the assets of its Canadian heavy-duty truck remanufacturing operation ("Mascot") for $3.8 million in cash and the assumption of certain liabilities. As part of this transaction, the Company recorded a $1.2 million loss in the fourth quarter of 1998. In February 1999, the Company collected the $3.8 million of cash proceeds.

         On a pro forma basis, had the sale of Mascot and the Autocraft and All Trans acquisitions occurred as of the beginning of 1998, the Company would have reported:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------
                                                 1998            1999
                                           ---------------- ---------------
                                                      (UNAUDITED)
   Net sales...................................$526,804       $581,250
   Income (loss) before extraordinary items....  (6,659)         7,535
   Net income (loss)...........................  (7,362)         7,535
   Earnings (loss) per share:

        Basic..................................$  (0.37)      $   0.37
        Diluted................................   (0.37)          0.36

         The proforma information is not necessarily indicative of the results of operations as they would have been had these transactions been effected on the assumed date.

NOTE 4.  RELATED-PARTY TRANSACTIONS

         Amounts due to previously acquired companies consist primarily of additional purchase price payable to former owners and certain officers of companies acquired in 1997. Amounts are payable through 2005.

         During 1998 and 1999, the Company received fees totaling $1,062 and $1,229, respectively, from The Fred Jones Companies, Inc., the former owner of Autocraft, for computer systems support services provided by the Company. In addition, during 1998 and 1999 the Company sold $95 and $63, respectively, of products to certain automobile dealerships owned by a limited liability company in which The Fred Jones Companies has a significant equity interest. Fred Hall, a former director of the Company, is Chairman, President, Chief Executive Officer and a significant stockholder of The Fred Jones Companies.

         The Company rents certain of its facilities from previous owners of acquired companies. Rent expense includes amounts paid to certain of these related parties of $1,574, $1,863 and $890 for the years ended December 31, 1997, 1998 and 1999, respectively.

         The Company paid or owed at year end to Aurora Capital Partners ("ACP"), which controls the Company's largest stockholders, $1,395, $1,875 and $800 in fees for investment banking services provided in connection with companies acquired in 1997, 1998 and 1999, respectively. In addition, ACP was paid management fees of $534, $541 and $596 in 1997, 1998 and 1999, respectively. The Company reimburses ACP for out-of-pocket expenses incurred in connection with providing management services. ACP is also entitled to various additional fees depending on the Company's profitability or certain significant corporate transactions. No such additional fees were paid in 1997, 1998 or 1999.

NOTE 5.  INVENTORIES

         Inventories consist of the following:

                                                      DECEMBER 31,
                                                ----------------------
                                                  1998          1999
                                                -------       --------
     Raw materials, including core inventories..$41,117       $ 43,915
     Work-in-process............................  3,051          2,993
     Finished goods............................. 54,528         73,594
                                                -------       --------
                                                $98,696       $120,502
                                                -------       --------
                                                -------       --------

         Finished goods include purchased parts which are available for sale.

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are summarized as follows:

                                         DECEMBER 31,
                                     -------------------
                                        1998      1999
                                     --------   ---------
   Land..............................$  1,982   $  2,029
   Buildings.........................  10,031     10,074
   Machinery and equipment...........  54,165     69,502
   Autos and trucks..................   4,045      4,991
   Furniture and fixtures............   3,997      5,295
   Leasehold improvements............  11,751     15,233
   Construction in process...........      --      1,599
                                     --------   ---------
                                       85,971    108,723
   Less: Accumulated depreciation
           and amortization.......... (22,068)   (33,354)
                                     --------   ---------
                                     $ 63,903    $75,369
                                     ========   =========

NOTE 7.  ACCRUED EXPENSES

         Accrued expenses are summarized as follows:

                                       DECEMBER 31,
                                   --------------------
                                     1998       1999
                                   ---------  ---------
   Payroll and related costs....... $11,478    $11,633
   Interest payable................   6,885      7,101
   Core liability .................   5,170      1,420
   Warranty........................   3,364      3,917
   Non-income related taxes........   3,220      3,801
   Restructuring and other costs...   2,994      6,770
   Other...........................   9,532      8,166
                                   ---------  ---------
                                    $42,643    $42,808
                                   =========  =========

NOTE 8.  BANK LINE OF CREDIT

         The Company has a revolving credit agreement with the Bank of Montreal (the "BOM Revolving Credit Agreement"), providing for a C$3.0 million revolving credit facility to accommodate the working capital needs of its Canadian subsidiary. The funds available to be advanced may not exceed the aggregate of 75% of the eligible accounts receivable and 50% of the eligible inventory of the Canadian subsidiary. Amounts advanced are secured by substantially all assets of the Canadian subsidiary and are guaranteed by the Company. Interest is payable monthly at the Bank of Montreal's prime lending rate (6.50% at December 31, 1999) plus 0.50%. At December 31, 1999, $0.5 million was outstanding under this line of credit.

         The BOM Revolving Credit Agreement contains certain covenants, including a tangible net worth covenant for the results of the Company's Canadian subsidiary, and provides for cross-default in the event of a default under the Company's Credit Facility (see Note 9.)

NOTE 9.  CREDIT FACILITY

         In March 1998, the credit agreement for the Company's $100.0 million credit facility with The Chase Manhattan Bank, as agent (the "Bank"), was amended and restated to provide for a new credit facility comprised of a $100.0 million line of credit (the "Revolver") and a $120.0 million term loan (the "Term Loan") (collectively, the "Credit Facility") to finance the Company's working capital requirements, future acquisitions and the acquisition of Autocraft (see Note 3). In December 1999, the Company's credit agreement was amended and restated to allow for an additional $10.0 million in borrowings under the Term

Loan. Amounts advanced under the Credit Facility are secured by substantially all the assets of the Company. Amounts outstanding under the Term Loan are payable in quarterly installments through December 31, 2003. Amounts advanced under the Revolver become due on December 31, 2003. The balance outstanding on the Term Loan as of December 31, 1999 was $103.4 million. The Company may prepay outstanding advances under the Revolver or the Term Loan in whole or in part without incurring any premium or penalty. At December 31, 1999, $83.2 million was outstanding under the Revolver. In addition, the Company had letters of credit under the Credit Facility totaling $1.9 million at December 31, 1999.

         At the Company's election, amounts advanced under the Credit Facility will bear interest at either (i) the Alternate Base Rate plus a specified margin, or (ii) the Eurodollar Rate plus a specified margin. The "Alternate Base Rate" is equal to the highest of (a) the Bank's prime rate, (b) the secondary market rate for three-month certificates of deposit plus 1.0% and (c) the federal funds rate plus 0.5%, in each case as in effect from time to time. The "Eurodollar Rate" is the rate offered by the Bank for eurodollar deposits for one, two, three, six or, if available by all lenders, nine months (as selected by the Company). The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 1999, the Alternate Base Rate and the Eurodollar Rate margins are 1.25% and 2.25%, respectively. Interest payments on advances that bear interest based upon the Alternate Base Rate are due quarterly in arrears and on the termination date, and interest payments on advances that bear interest based upon the Eurodollar Rate are due on the last day of each relevant interest period (or, if such period exceeds three months, quarterly after the first day of such period). The blended interest rate on the credit facility for the year ended December 31, 1998 and 1999 was 6.72% and 7.70%, respectively.

         The Company paid the Bank a facility and commitment fee upon the effective date of the Credit Facility and subsequently in December 1999, related to the increase in the Term Loan. In addition, the Company is required to pay the Bank quarterly in arrears a commitment fee equal to a per annum percentage of the average daily unused portion of the Credit Facility during such quarter. The commitment is subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 1999, the quarterly commitment fee percentage is 0.500%. The Company must also reimburse the Bank for certain legal and other costs of the Bank and pay a fee on outstanding letters of credit at a rate per annum equal to the applicable margin then in effect for advances bearing interest at the Eurodollar Rate.

         During 1998, in order to convert $50.0 million of its Credit Facility to a fixed rate, the Company entered into a series of interest rate swap agreements scheduled to mature during July 2003. During 1999, the Company revised the maturity dates on certain of the swap agreements to January 2001 in exchange for proceeds of $0.6 million. The proceeds were recorded as a deferred gain and are being amortized over the original life of the interest rate swap agreements.

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

         Annual maturities of the Company's Credit Facility are as follows as of December 31, 1999:

      2000...........................   $ 21,760
      2001...........................     27,200
      2002...........................     27,200
      2003...........................    110,399
                                     ------------
                                        $186,559
                                     ============

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

         Interest on the 12% Series B and Series D Senior Subordinated Notes (the "Senior Notes") is payable semiannually on February 1 and August 1 of each year. The Senior Notes will mature on August 1, 2004. Beginning on August 1, 1999, and each anniversary date thereafter, the Senior Notes may be redeemed at the option of the Company, in whole or in part, at the redemption prices specified below, plus accrued and unpaid interest:

          AUGUST 1,                           REDEMPTION PRICE
          ---------                           ----------------
          1999..........................             106%
          2000..........................             104
          2001..........................             102
          2002 and thereafter...........             100

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

         The Senior Notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt (including the Company's Credit Facility). The Senior Notes are guaranteed by each of the Company's existing and future subsidiaries other than any subsidiary designated as an unrestricted subsidiary (as defined). As of December 31, 1999, the Company had no unrestricted subsidiaries. The Company may incur additional indebtedness, including borrowings under its Credit Facility (See Note 9), subject to certain limitations.

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

NOTE 11.  INCOME TAXES

         The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Income tax expense (benefit) consist of the following:

                               FOR THE YEARS ENDED DECEMBER 31,
                               --------------------------------
                                 1997       1998        1999
                               --------  ---------   ---------
 Current:
    Federal ................  $ 11,902   $ (1,938)   $  4,577
    State ..................     1,919       (277)      1,576
    Foreign ................       105        353         510
                            -----------------------------------
 Total current .............    13,926     (1,862)      6,663
 Deferred:
    Federal ................     1,366     (1,150)       (900)
    State ..................       220       (164)       (975)
    Foreign ................        --         --        (643)
                            -----------------------------------
 Total deferred ............     1,586     (1,314)     (2,518)

 Extraordinary items .......    (2,520)      (469)         --
                            -----------------------------------
                              $ 12,992   $ (3,645)   $  4,145
                            ===================================

         In addition, the Company has recognized tax benefits related to the exercise of certain non-qualified stock options as an increase in stockholders' equity of $1,696, $2,196 and $64 for the years ended December 31, 1997, 1998 and 1999, respectively.

         The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rates to income tax expense (benefit) is as follows:



                                               FOR THE YEARS ENDED DECEMBER 31,
                                 -------------------------------------------------------
                                        1997                1998              1999
                                 --------------------  ----------------  ---------------
                                 AMOUNT      PERCENT   AMOUNT   PERCENT  AMOUNT  PERCENT
                                 -------     -------  -------   -------  ------  -------
Tax at U.S. statutory rates .....$11,286     35.0%    $(4,012)  (35.0)%   $3,833    35.0%
State income taxes, net of
 federal tax benefit ............  1,167      3.6        (573)   (5.0)       288     2.6
Foreign income taxes ............     --       --         516     4.5       (182)   (1.7)
Goodwill amortization ...........    311      1.0         311     2.7        336     3.1
Other ...........................    228      0.7         113     1.0       (130)   (1.1)
                                 --------------------------------------------------------
                                 $12,992     40.3%    $(3,645)  (31.8)%   $4,145    37.9%
                                 ========================================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              DECEMBER 31,
                                           -----------------
                                             1998      1999
                                           -------   -------
  Deferred tax assets:
     Inventory obsolescence reserve....... $ 3,774   $ 3,912
     Product warranty accruals............   1,117     1,088
     Special charge accruals..............     --      3,067
     Other accruals and deferrals.........   3,059     4,674
     Net operating losses.................     290     1,295
                                           -----------------
  Total deferred tax assets...............   8,240    14,036
                                           -----------------
  Deferred tax liabilities:

     Amortization of intangible assets ...  10,123    12,270
     Accelerated depreciation.............   1,217     2,151
     Other accruals and deferrals.........     152       691
                                           -----------------
  Total deferred tax liabilities..........  11,492    15,112
                                           -----------------
  Net deferred tax liability.............. $ 3,252   $ 1,076
                                           =================

NOTE 12.  STOCK OPTIONS AND WARRANTS

         The Company provides stock options to employees, non-employee directors, and independent contractors under its 1996 Stock Incentive Plan (the "1996 Plan") and its 1998 Stock Incentive Plan (the "1998 Plan"). The Plans provide for granting of non-qualified and incentive stock option awards. Options under the Plans are generally granted at fair value and vest over a period of time to be determined by the Board of Directors, generally from three to five years. Options under the Plans expire 10 years from the date of grant. The Company has reserved 2.4 million and 1.2 million shares of common stock under the 1996 and 1998 Plans, respectively. Options available for grant under the Plans were 525,106 and 249,355 as of December 31, 1998 and 1999, respectively.

         A summary of the status of the Company's option plans are presented below:

                                                  1997                          1998                         1999
                                        ---------------------------   ---------------------------   ------------------------
                                                       WEIGHTED-                      WEIGHTED-                  WEIGHTED-
                                                        AVERAGE                        AVERAGE                    AVERAGE
                                                        EXERCISE                      EXERCISE                    EXERCISE
                                          SHARES          PRICE        SHARES           PRICE        SHARES        PRICE
                                        -----------    ------------  -----------    -------------  -----------  ------------
Outstanding at beginning of year         2,272,218       $    2.65    1,993,914       $    3.82    1,843,920       $    7.46

Granted                                    130,176       $   17.64    1,336,000       $    9.54      544,500       $    8.05

Exercised                                 (396,480)      $    1.67     (834,494)      $    1.67     (200,996)      $    3.11

Canceled                                   (12,000)      $    4.67     (651,500)      $    7.97     (268,749)      $   12.18
                                         ----------                   ---------                    ---------
Outstanding at end of year               1,993,914       $    3.82    1,843,920       $    7.46    1,918,675       $    7.43
                                         ==========                   =========                    =========
Exercisable at end of year               1,163,944       $    2.27      600,234       $    4.71      874,083       $    5.40
                                         ==========                   =========                    =========

Weighted-average fair value of
  options granted during the year                        $   12.11                    $    5.98                    $    6.07



         The following summarizes information about options outstanding as of December 31, 1999:

                                   OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                    ----------------------------------------------------       --------------------------------
                                            AVERAGE           WEIGHTED-                             WEIGHTED-
      RANGE OF                             REMAINING           AVERAGE                               AVERAGE
      EXERCISE                            CONTRACTUAL         EXERCISE                              EXERCISE
       PRICES              SHARES             LIFE             PRICES             SHARES             PRICES
                          -------         -----------         ---------        ------------       -------------
      $1.67               178,832           5.0 years           $1.67             163,136             $ 1.67
   $4.60-$6.90            921,088           6.6 years           $5.01             639,059             $ 5.00
   $6.91-$9.20            405,500           9.5 years           $8.95                --                --
   $9.21-$11.50           206,000           9.0 years          $10.03               2,000             $10.94
  $11.51-$18.50           207,255           8.2 years          $17.55              69,888             $17.56
                    -------------------                                      ------------------
                        1,918,675           7.5 years           $7.43             874,083             $ 5.40
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

         Had compensation cost for the Company's Plans been determined in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's reported net income (loss) and earnings (loss) per share would have been adjusted to the proforma amounts indicated below:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                1997               1998               1999
                                                               -------           --------           ---------
Income (loss) before extraordinary items:
     As reported................................               $23,003           $(7,115)             $6,807
     Pro forma..................................                22,127            (9,457)              3,880
Basic earnings (loss) per common share:
     As reported................................                $ 1.31           $ (0.36)             $ 0.33
     Pro forma..................................                  1.26             (0.47)               0.19

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                1997               1998               1999
                                                             ---------          ----------         -----------
     Expected volatility........................                51.31%             71.16%             72.17%
     Risk-free interest rates...................                 6.00%              5.25%              5.75%
     Expected lives.............................             8.2 years          6.3 years          7.9 years


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

         On August 26, 1998, the Company's Board of Directors authorized the Company to repurchase 350,000 shares of the Company's Common Stock. During 1998, the Company repurchased 172,000 shares at an average price of $11.59 per share.

NOTE 14.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                        1997              1998              1999
                                                      --------          --------         ----------
Numerator:
   Net income (loss)...............................     $19,254          $(7,818)            $6,807
                                                     ===============================================
Denominator:

   Weighted-average common shares outstanding......  17,496,173        19,985,850        20,324,640
   Effect of dilutive securities:
      Employee stock options and warrants..........   1,839,186                --           838,961
                                                     ----------------------------------------------
   Denominator for diluted earnings per common
   share ..........................................  19,335,359        19,985,850        21,163,601
                                                     ===============================================

Basic earnings (loss) per common share.............       $1.10           $(0.39)             $0.33
Diluted earnings (loss) per common share...........        0.99            (0.39)              0.32

         Due to the loss reported in 1998, the applicable share calculation above excludes the antidilutive effect of stock options and warrants which would have been 1,092,511 had the Company not reported a loss.

NOTE 15.  EMPLOYEE RETIREMENT PLANS

         The Company's defined contribution plans provide substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements. Contributions are made on a before-tax basis to substantially all of these plans.

         As determined by the provisions of each plan, the Company matches a portion of the employees' basic voluntary contributions. Company matching contributions to the plans were approximately $359, $532 and $971 for the plan years ending in 1997, 1998 and 1999, respectively.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

         The Company leases certain facilities and equipment under various operating lease agreements, which expire on various dates through 2012. Facility leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

    FOR THE YEARS ENDED DECEMBER 31,
    --------------------------------
    2000...................................................................................    $   11,935
    2001...................................................................................         9,614
    2002...................................................................................         8,114
    2003...................................................................................         6,952
    2004...................................................................................         5,018
    2005 and thereafter....................................................................        10,917
                                                                                               -----------
                                                                                               $   52,550
                                                                                               ===========

         Rent expense for all operating leases approximated $7,228, $9,561 and $11,469 for the years ended December 31, 1997, 1998 and 1999, respectively.

         The Company is subject to various evolving Federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and nonhazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals or other releases of hazardous substances.

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

NOTE 17.  REPORTABLE SEGMENTS

         The Company has two reportable segments: Original Equipment Manufacturer ("OEM") segment and Independent Aftermarket segment. The Company's OEM segment consists of four operating units that primarily sell remanufactured transmissions directly to the OEMs and engines to independent installers and distributors. The Company's Independent Aftermarket segment consists of the Company's Distribution Group, which primarily sells transmission repair kits, soft parts, remanufactured torque converters and new and remanufactured hard parts used in drivetrain repairs to independent transmission rebuilders and to a lesser extent to general repair shops, wholesale distributors and retail automotive parts stores. Other operating units, which are not reportable segments, consist of an electronic parts remanufacturing and distribution business, warehouse and distribution services for AT&T Wireless Services and a material recovery processing business for Ford Motor Company.

         The Company evaluates performance and allocates resources based upon profit or loss before interest, other income (expense), income taxes and extraordinary items ("Income from Operations"). The reportable segments' accounting policies are the same as those described in the summary of significant accounting policies (see Note 2). Intersegment sales and transfers are recorded at the Company's standard cost and all intersegment profits, if any, are eliminated.

         The reportable segments are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:

                                                                        INDEPENDENT
                                                             OEM         AFTERMARKET         OTHER          TOTALS
                                                            -----        -----------         -----          ------
AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1997:
   Revenues from external customers................       $ 180,280       $ 158,415         $  7,415      $ 346,110
   Intersegment revenues...........................           3,364             314                -          3,678
   Depreciation and amortization expense...........           5,125           2,576              110          7,811
   Segment profit..................................          47,006          10,663              101         57,770
   Segment assets..................................         239,409         140,930            5,880        386,219
   Expenditures for long-lived assets..............           5,634           2,466              112          8,212

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1998:
   Revenues from external customers................       $ 252,962       $ 186,730         $ 47,081      $ 486,773
   Intersegment revenues...........................             720           1,069                -          1,789
   Depreciation and amortization expense...........           8,676           4,416            1,628         14,720
   Special charges.................................           5,050           2,070                -          7,120
   Segment profit (loss)...........................          23,862        (11,602)            4,738         16,998
   Segment assets..................................         351,560         158,914           44,535        555,009
   Expenditures for long-lived assets..............           7,936          13,222            2,560         23,718

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1999:
   Revenues from external customers................       $ 305,073       $ 200,058         $ 59,834      $ 564,965
   Intersegment revenues...........................             656             347                -          1,003
   Depreciation and amortization expense...........          10,252           6,374            2,151         18,777
   Special charges.................................           4,308           6,453              570         11,331
   Segment profit (loss)...........................          50,422         (15,017)           8,695         44,100
   Segment assets..................................         367,356         229,914           44,727        641,997
   Expenditures for long-lived assets..............           7,544          13,091            1,942         22,577

         A reconciliation of the reportable segments to consolidated net sales, operating income and consolidated assets are as follows:


                                                                   As of and for the
                                                               Years Ended December 31,
                                                               -------------------------
                                                           1997            1998           1999
                                                           ----            ----           ----
NET SALES:
    External revenues from reportable segments.....      $ 338,695       $ 439,692       $ 505,131
    Intersegment revenues for reportable segments .          3,678           1,789           1,003
    Other revenues.................................          7,415          47,081          59,834
    Elimination of intersegment revenues...........         (3,678)         (1,789)         (1,003)
                                                         ---------       ---------       ---------
           Consolidated net sales..................      $ 346,110       $ 486,773       $ 564,965
                                                         =========       =========       =========
PROFIT:
    Total profit for reportable segments...........      $  57,669       $  12,260       $  35,405
    Other profit...................................            101           4,738           8,695
    Unallocated amounts:
      Elimination of intersegment profits..........           (171)           --              --
      Special charges..............................           --            (1,624)         (2,432)
      Corporate expenses...........................         (2,095)         (1,320)         (3,316)
      Depreciation and amortization................            (79)           (631)           (898)
                                                         ---------       ---------       ---------
           Income from operations..................      $  55,425       $  13,423       $  37,454
                                                         =========       =========       =========
ASSETS:
    Total assets for reportable segments...........      $ 380,339       $ 510,474       $ 597,270
    Other assets...................................          5,880          44,535          44,727
    Elimination of intercompany accounts...........        (29,281)        (26,556)        (61,156)
    Unallocated assets.............................         11,739           3,452          15,805
                                                         ---------       ---------       ---------
           Consolidated assets.....................      $ 368,677       $ 531,905       $ 596,646
                                                         =========       =========       =========

Other significant items as disclosed within the reportable segments are reconciled to the consolidated totals as follows:

                                                         Segment
                                                         Totals     Adjustments   Consolidated
                                                         ------     -----------   ------------
OTHER SIGNIFICANT ITEMS:
    FOR THE YEAR ENDED DECEMBER 31, 1997
      Depreciation and amortization expense........       $ 7,811       $   79       $  7,890
      Expenditures for long-lived assets...........         8,212          470          8,682

    FOR THE YEAR ENDED DECEMBER 31, 1998
      Depreciation and amortization expense........      $ 14,720       $  631       $ 15,351
      Special charges..............................         7,120        1,624          8,744
      Expenditures for long-lived assets...........        23,718          268         23,986

    FOR THE YEAR ENDED DECEMBER 31, 1999
      Depreciation and amortization expense........      $ 18,777       $  898       $ 19,675
      Special charges..............................        11,331        2,432         13,763
      Expenditures for long-lived assets...........        22,577          585         23,162

         Revenues and long-lived assets by geographic area are determined by the location of the Company's facilities as follows:

                                                As of and for the
                                              Years Ended December 31,
                                             --------------------------
                                          1997          1998          1999
                                          ----          ----          ----
NET SALES:
    United States..................     $324,219      $442,759      $525,160
    Canada and Europe..............       21,891        44,014        39,805
                                        --------      --------      --------
    Consolidated net sales.........     $346,110      $486,773      $564,965
                                        ========      ========      ========

LONG-LIVED ASSETS:
    United States..................     $221,963      $318,184      $356,433
    Canada and Europe..............        7,514        19,935        20,308
                                        --------      --------      --------
    Consolidated long-lived assets.     $229,477      $338,119      $376,741
                                        ========      ========      ========


         For the years ended December 31, 1998 and 1999, the Company had two significant external customers. Both customers were within the OEM segment and represented $88,379 and $83,155 of consolidated net sales for 1998 and $115,537 and $108,257 of consolidated net sales for 1999.

         For the year ended December 31, 1997, sales to one customer within the OEM segment represented approximately $110,671 of consolidated net sales.

NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         With the exception of the Company's Senior Notes and interest rate swap agreement, the carrying amounts of the Company's financial instruments approximate their fair values due to the fact that they are either short-term in nature or re-priced to fair value through floating interest rates.

         The carrying amounts and fair values of these financial instruments are as follows:

                                                       December 31,
                                  ----------------------------------------------------
                                            1998                         1999
                                  ----------------------       -----------------------
                                  Carrying        Fair         Carrying         Fair
                                   Amount         Value          Amount         Value
                                  --------      --------       --------      ---------
Series B Senior Notes.........    $ 82,570      $ 89,118       $ 82,570      $ 82,686
Series D Senior Notes.........      27,815        30,021         27,815        27,854
Interest rate swap agreement..        --          (1,854)          --             775


NOTE 19.  SPECIAL CHARGES

         The Company has implemented certain initiatives designed to improve operating efficiencies and reduce costs. In the second quarter of 1998 the Company recorded $3,580 in special charges related to these initiatives, consisting of $1,085 of restructuring charges and $2,495 of other charges. The restructuring charges included $822 of severance costs for 11 people and $263 of exit costs. The severance costs were incurred in connection with the reorganization of the ATC Distribution Group's management structure, centralization of the ATC Distribution Group's Management Information Systems ("MIS") operations and certain other personnel matters. The exit costs were incurred to consolidate the Company's Joplin and Springfield, Missouri engine remanufacturing lines into the Springfield facility. The other charges consisted of $2,044 of idle facility costs incurred at the Joplin facility due to the consolidation of the remanufacturing lines and $451 of relocation costs related to the centralization of the ATC Distribution Group's management team and to centralize the ATC Distribution Group's MIS operations.

         In the fourth quarter of 1998, the Company recorded an additional $5,164 in special charges consisting of $2,764 in restructuring costs and $2,400 in non-income related taxes. The $2,764 restructuring cost includes $1,868 of severance costs for seven people, $596 of exit costs and $300 of other costs. The severance costs were incurred in connection with the replacement of the Company's Chief Executive Officer and other members of management as well as additional reorganization of the ATC Distribution Group's management structure. The non-income related tax charge is due to a state's 1998 interpretation of tax laws. This interpretation was applied retroactively to prior fiscal years. Due to a change in distribution operations, the Company's exposure to the effect of this tax interpretation will be significantly reduced in future tax periods.

         In the first quarter of 1999, the Company recorded special charges of $1,900, which consisted of $1,559 of severance costs for five people related to its management reorganization and $341 of exit costs related to the consolidation of certain of the Company's distribution centers.

         In the second quarter of 1999, the Company recorded special charges of $2,100, which consisted of $1,130 of exit costs related to the consolidation of certain of the Company's distribution centers, $700 of other costs primarily related to the Company's management reorganization and $270 of severance costs for seven people. The severance costs were also related to the Company's management reorganization.

         In the fourth quarter of 1999, the Company recorded $9,763 of special charges primarily related to the initiation of five actions. First, the Company recorded $4,587 of costs primarily related to distribution center, distribution branch and manufacturing plant consolidations within its Independent Aftermarket segment, consisting of $1,930 of inventory write-downs classified as Cost of Sales - Special Charges, $950 of severance costs for 198 people, $940 of costs related to the write-down of fixed assets and $767 of exit costs. Second, the Company recorded $3,333 of costs associated with the narrowing of its remanufactured engine product offerings, consisting of $2,852 of inventory write-downs classified as Cost of Sales - Special Charges, $173 of severance costs for 31 people, $119 of exit costs and $189 of costs related to the write-down of certain assets. Third, the Company recorded $850 of costs to exit a plant within its OEM segment consisting of $500 of costs related to the write-down of fixed assets and $350 of severance costs for 130 people. Fourth, the Company recorded $490 of costs related to its electronics business unit consisting of $168 related to the write-down of accounts receivable balances from customers the business unit no longer services, $164 of severance costs for nine people, $113 of inventory write-downs classified as Cost of Sales - Special Charges and $45 of other costs. Fifth, the Company recorded $503 of severance costs for 30 people, primarily related to the Company's management reorganization.

         The following table summarizes the provisions and reserves for restructuring and special charges:

                                                              Loss on
                                  Termination  Exit/Other   Write-Down of
                                    Benefits      Cost         Assets            Total
                                  ------------ ----------  -------------       ---------
Provision 1998................    $  2,690       $  6,054       $   --         $  8,744
Payments 1998.................        (822)        (2,528)          --           (3,350)
                                  --------       --------       --------      ----------
Reserve at December 31, 1998..       1,868          3,526           --            5,394
Provision 1999................       3,969          3,102          6,692         13,763
Payments 1999.................      (2,425)        (2,565)          --           (4,990)
Asset write-offs 1999.........        --             --             (975)          (975)
                                  --------       --------       --------       ---------
Reserve at December 31, 1999..    $  3,412       $  4,063       $  5,717       $ 13,192
                                  ========       ========       ========       =========


         As of December 31, 1998 and 1999, $5,394 and $9,138 was classified as accrued expenses. At December 31, 1999, $4,054 was classified as inventory valuation reserves.

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

NOTE 21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                   QUARTER
                                                              -----------------------------------------------
                                                                 FIRST       SECOND       THIRD    FOURTH (2)
                                                              ---------   ---------    ---------   ----------
1998
----
Net sales.................................................    $ 107,001   $ 130,468    $125,003    $124,301
Gross profit before special charges.......................       37,478      41,430      38,072      21,350
Income (loss) before extraordinary items..................        6,303       3,998       2,553     (19,969)
Earnings (loss) per common share (1)......................     $   0.32     $  0.20     $  0.13    $  (0.99)
Earnings (loss) per common share-assuming dilution (1)....         0.30        0.19        0.12       (0.99)
1999
----
Net sales.................................................    $ 135,198   $ 141,203    $142,156    $146,408
Gross profit before special charges.......................       41,282      43,758      46,957      50,069
Net income (loss).........................................          883       1,753       4,428        (257)
Earnings (loss) per common share..........................     $   0.04     $  0.09     $  0.22    $  (0.01)
Earnings (loss) per common share-assuming dilution........         0.04        0.08        0.21       (0.01)


(1) Earnings (loss) per share data is presented before extraordinary items.

(2) Due to the losses reported in the fourth quarter of 1998 and 1999, the applicable per share calculation above excludes the antidilutive effect of stock options and warrants in the fourth quarter of 1998 and 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

NAME                     AGE        POSITIONS
----                     ---        ---------

Michael T. DuBose        46         Chairman of the Board, President and Chief Executive Officer
Barry C. Kohn            44         Vice President and Chief Financial Officer
John J. Machota          48         Vice President--Human Resources
Mary T. Ryan             46         Vice President, Communications and Investor Relations
Joseph Salamunovich      40         Vice President, General Counsel and Secretary
Jerry E. Kanis           56         President, Autocraft Group
Paul J. Komaromy         50         President, Aaron's Automotive Products, Inc.
Frank A. Papa            49         President, ATC Distribution Group
R. John Parry            53         President, Component Remanufacturing Specialists, Inc.
Robert Anderson          79         Director
Richard R. Crowell       45         Director
Dale F. Frey             67         Director
Mark C. Hardy            36         Director
Dr. Michael J. Hartnett  54         Director
Gerald L. Parsky         57         Director
Richard K. Roeder        51         Director
William A. Smith         54         Director
J. Richard Stonesifer    63         Director



         MICHAEL T. DUBOSE joined the Company as Chairman of the Board of Directors, President and Chief Executive Officer in 1998. Prior to that he served as a consultant to Aurora Capital Group from 1997. From 1995 to 1997 Mr. DuBose was Chairman and Chief Executive Officer of Grimes Aerospace Company, an international engineering, manufacturing and distribution company. From 1993 to 1995 he served as Senior Vice President of SAI Corporation's computer equipment manufacturing and systems sector. Prior to that Mr. DuBose held various positions at General Instrument and General Electric Company. Mr. DuBose holds a M.S. in Management from the Stanford University Graduate School of Business.

         BARRY C. KOHN joined the Company as Vice President and Chief Financial Officer in January 1999. During 1998 he served as a self-employed financial consultant. From 1995 to 1997 Mr. Kohn was Senior Vice President and Chief Financial Officer of Grimes Aerospace Company. Between 1987 and 1995 he held increasingly senior positions at Grimes including Treasurer, Controller and Manager of Business Planning. Mr. Kohn holds a Masters of Accounting from The Ohio State University and is a Certified Public Accountant.

         JOHN J. MACHOTA joined the Company as Vice President, Human Resources in 1997. From 1996 to 1997, he was a self-employed human resources consultant. From 1995 to 1996, Mr. Machota was Vice President, Compensation for Waste Management, Inc. and from 1993 to 1995 served as Waste Management's Vice President, Human Resource Services. From 1986 to 1993 Mr. Machota was Vice President, Human Resources for a subsidiary of Waste Management and prior to that held various other positions in the human resources area. Mr. Machota holds a M.S. in Industrial Relations from Loyola University.

         MARY T. RYAN joined the Company as Vice President, Communications and Investor Relations in April 1999. From 1996 to 1998, Ms. Ryan served as Vice President, Corporate Affairs for American Disposal Services, Inc. From 1995 to 1996 she was a self-employed public relations consultant. Prior to that Ms. Ryan was employed for more than ten years with Waste Management, Inc. Ms. Ryan holds a M.B.A. from DePaul University.

         JOSEPH SALAMUNOVICH joined the Company as Vice President, General Counsel and Secretary in 1997. From 1995 to 1997 Mr. Salamunovich was a partner in the law firm of Gibson, Dunn & Crutcher LLP, where he specialized in corporate and securities law matters. From 1986 to 1995 Mr. Salamunovich was an associate of the same firm. Mr. Salamunovich holds a J.D. from Loyola Law School.

         JERRY E. KANIS joined the Company as President of the Company's Autocraft Group (Autocraft Industries, Autocraft UK, Autocraft Electronics and Material Recovery) in January 2000. Prior to joining the Company, Mr. Kanis was employed with Ford Motor Company for over 25 years, most recently serving as President of Ford Component Sales during 1999, as President of Visteon Component Sales Group from 1998 to 1999, and as Director, Global Sales and Marketing for the Power Products division of Ford's Geometric Results subsidiary from 1995 to 1996. The Autocraft Group remanufactures transmissions for Ford, remanufactures engines for certain European OEMs (including Ford's European operations), remanufacturers engine control modules, radios, instrument and display clusters and certain other electronic components for General Motors, Ford and certain other OEMs, and provides material recovery processing services primarily for Ford.

         PAUL J. KOMAROMY joined the Company in February 2000 as President of the Company's Aaron's Automotive Products, Inc. subsidiary. From 1997 to 1999 Mr. Komaromy was Vice President and General Manager of the Engine Systems and Accessories division of AlliedSignal, Inc. From 1987 to 1997 Mr. Komaromy was employed with Grimes Aerospace, serving as Senior Vice President and General Manager of the Vision Systems division from 1996 to 1997 and as Senior Vice President, Operations and Engineering from 1991 to 1995. From 1978 to 1987 Mr. Komaromy was employed with the Power Systems division of Cooper Industries. Mr. Komaromy holds a M.S. in Industrial Administration from the Carnegie-Mellon University Graduate School of Industrial Administration. Aaron's remanufactures transmissions and engines for the Chrysler division of DaimlerChrysler Corporation and engines for sale to independent aftermarket customers.

         FRANK A. PAPA joined the Company as President of ATC Distribution
Group in March 2000. From 1998 to 2000 Mr. Papa was Vice President of Worldwide Manufacturing & Distribution for the Stanley Mechanics Tools division of Stanley Works and from 1997 to 1998 he was Senior Vice President, Operations and Manufacturing for Sara Lee Corporation. From 1991 to 1997 he was employed with Kayser Roth Corporation, a hosiery manufacturer, serving as Senior Vice President, Operations from 1996 to 1997, Vice President, Manufacturing and Distribution from 1993 to 1996 and Vice President, Manufacturing for the Sock division from 1991 to 1993. Prior to that Mr. Papa held various positions with Textron, Inc., an outdoor power equipment manufacturer, General Electric Company and Byron Weston Company, a rag paper manufacturer. Mr. Papa holds a M.B.A.
from The University of Massachusetts. ATC Distribution Group sells transmission parts and components used in drivetrain repairs to independent transmission rebuilders and to a lesser extent to general repair shops, wholesale distributors and retail automotive parts stores.

         R. JOHN PARRY joined the Company as President of the Company's Component Remanufacturing Specialists, Inc. subsidiary in October 1999. Prior to that, Mr. Parry was employed for over 20 years with AlliedSignal, Inc., most recently serving as Vice President and General Manager, Global OEM Business for the Friction Materials division from 1998 to 1999, as Vice President, Business Planning and Development for the Friction Materials division from 1997 to 1998, as Vice President, Global Sales for the Friction Materials division from 1996 to 1997 and as Vice President, Business Planning and Development for the Braking Systems division from 1993 to 1996. Prior to that Mr. Parry held various positions with The Carborundum Company. Mr. Parry holds a M.B.A. from The University of Rochester. CRS remanufactures transmissions for General Motors and certain foreign OEMs.

         ROBERT ANDERSON became a director of the Company in 1997. Mr. Anderson has been associated with Rockwell International Corporation since 1968, where he has been Chairman Emeritus since 1990 and served previously as Chairman of the Executive Committee from 1988 to 1990 and as Chairman of the Board and Chief Executive Officer from 1979 to 1988. Mr. Anderson is a director of Motor Cargo Industries, Inc.

         RICHARD R. CROWELL became a director of the Company in 1994. Mr. Crowell is President and a founding partner of Aurora Capital Group. Prior to forming Aurora Capital Group in 1991, Mr. Crowell was a Managing Director of Rosecliff, Inc., the management company for Acadia Partners L.P. since its inception in 1987.

         DALE F. FREY became a director of the Company in 1997. Prior to his retirement in 1997, Mr. Frey was Chairman of the Board, President and Chief Executive Officer of General Electric Investment Corporation, a position he had held since 1984, and was a Vice President of General Electric Company since 1980. Mr. Frey is a director of Praxair, Inc. and Roadway Express.

         MARK C. HARDY became a director of the Company in 1994. Mr. Hardy is a Managing Director and partner of Aurora Capital Group. Prior to joining Aurora Capital Group in 1993, Mr. Hardy was an Associate at Bain & Company, a consulting firm.

         DR. MICHAEL J. HARTNETT became a director of the Company in 1994. Since 1992 Dr. Hartnett has been Chairman, President and Chief Executive Officer of Roller Bearing Company of America, Inc., a manufacturer of ball and roller bearings. Prior to joining Roller Bearing in 1990 as General Manager of its Industrial Tectonics subsidiary, Dr. Hartnett spent 18 years with The Torrington Company, a bearing manufacturer.

         GERALD L. PARSKY became a director of the Company in 1997. Mr. Parsky is the Chairman and a founding partner of Aurora Capital Group. Prior to forming Aurora Capital Group in 1991, Mr. Parsky was a senior partner and a member of the Executive and Management Committees of the law firm of Gibson, Dunn & Crutcher LLP. Prior to that, he served as an official with the United States Treasury Department and the Federal Energy Office, and as Assistant Secretary of the Treasury for International Affairs.

         RICHARD K. ROEDER became a director of the Company in 1994. Mr. Roeder is a founding partner and Managing Director of Aurora Capital Group. Prior to forming Aurora Capital Group in 1991, Mr. Roeder was a partner in the law firm of Paul, Hastings, Janofsky & Walker, where he served as Chairman of the firm's Corporate Law Department and a member of its National Management Committee.

         WILLIAM A. SMITH has been a director of the Company since 1994. He served as Chairman Emeritus of the Board of Directors from 1997 to 1998 and prior to that served as Chairman of the Board since 1994. Mr. Smith was President and Chief Executive Officer of the Company from 1994 until 1996. From 1993 to 1994 Mr. Smith served as a consultant to Aurora Capital Group in connection with the formation of the Company and its initial acquisitions. Prior to that Mr. Smith was President of the Rucker Fluid Power Division of Lucas Industries, plc. and held various positions with Navistar International Transportation Corporation, Labinal, Inc. (a French automotive and aerospace equipment manufacturer) and Cummins Engine Company.

         J. RICHARD STONESIFER became a director of the Company in 1997. Prior to his retirement in 1996, Mr. Stonesifer was employed with the General Electric Company for 37 years, serving most recently as President and Chief Executive Officer of GE Appliances, and was an executive officer and Senior Vice President of the General Electric Company, from January 1992 until his retirement.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of any equity security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to the Company. Based solely on a review of the copies of the forms that the Company received, the Company believes that all such forms required during 1999 were filed on a timely basis except for the following: a Form 4 for Mr. Crowell with respect to purchases made by the Aurora Partnerships in December 1998, which was filed one month late; Form 4s for the Aurora Partnerships and Messrs. Crowell, Parsky and Roeder with respect to purchases made by the Aurora Partnerships in January 1999, which were filed one day late; and Form 4s for the Aurora Partnerships and Messrs. Crowell, Parsky and Roeder with respect to purchases made by the Aurora Partnerships in September 1999, which were filed two days late.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth, for the three most recently completed fiscal years, the cash compensation for services in all capacities to the Company of (i) the Company's Chief Executive Officer, (ii) the four persons who as of December 31, 1999 were the other most highly compensated executive officers of the Company and its subsidiaries and (iii) one person who would have been among the four other most highly compensated executive officers of the Company and its subsidiaries during 1999 if he had continued to serve as an executive officer through the end of the year (collectively, the "Named Executive Officers"):

                                                                                  LONG-TERM
                                                        ANNUAL                   COMPENSATION
                                                     COMPENSATION                  AWARDS
                                                -------------------------    --------------------
                                                                             NUMBER OF SECURITIES
                                                                                  UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY (1)      BONUS (2)        OPTIONS(#)(3)     COMPENSATION
---------------------------           ----      ----------      ---------        -------------     ------------

 Michael T. DuBose (4)                1999      $400,000        $319,500              --             $203,940(5)
   Chairman, President and            1998        17,534           --              500,000               --
   Chief Executive Officer            1997         --              --                 --                 --

 Thomas R. Kawsky (6)                 1999       187,633         202,260            15,000             11,663
   President, Autocraft Industries    1998       156,667          73,135            15,000              8,399
                                      1997         --              --                 --                 --

 Barry C. Kohn (7)                    1999       226,154         110,000            90,000             36,963(8)
   Chief Financial Officer            1998         --              --                 --                 --
                                      1997         --              --                 --                 --

 Kenneth A. Bear (9)                  1999       194,616         118,814              --                2,240
   President, Aaron's                 1998       176,538          18,000            20,000               --
                                      1997       120,368          52,662              --                 --

 Joseph Salamunovich                  1999       186,077          90,000            20,000              1,321
   Vice President, General Counsel    1998       173,000          17,300            10,000                937
   and Secretary                      1997       126,500          68,751            35,088             50,000(10)

 Ronald E. Bradshaw (11)              1999       275,000           --                 --                8,462
   Former Executive Vice President    1998       227,417         157,552            45,000               --
                                      1997         --              --                 --                 --

---------------

  (1) For information regarding the current annual salary of certain executive officers see "Executive Compensation--Employment Agreements."

  (2) Bonuses for a particular year are paid during the first quarter of the following year, except in the cases of Mr. DuBose, whose bonus is paid at the end of the year in which it is earned, and Mr. Bear, whose 1999 bonus will be paid over time as part of his severance.

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

  (4) Mr. DuBose joined the Company as Chairman, President and Chief Executive Officer in December 1998.

  (5) Includes (i) $176,770 of relocation benefits (including $76,770 of income tax "gross up") and (ii) $14,954 of car allowance.

  (6) The position of President, Autocraft Industries ceased to be an executive officer position in the Company as of January 1, 2000.

  (7) Mr. Kohn joined the Company as Vice President and Chief Financial Officer in January 1999.

  (8) Includes $31,750 of relocation benefits (including $11,750 of income tax "gross up").

  (9) Mr. Bear became President of Aaron's in February 1998 and ceased to hold such position in February 2000.

  (10)  Consists of relocation benefits.

  (11) Mr. Bradshaw joined the Company as Executive Vice President in March 1998 and ceased to hold such position in July 1999. Base salary for 1999 includes severance payments made after July.



OPTION GRANTS TABLE

         Shown below is information concerning grants of options issued by the Company to the Named Executive Officers during 1999:



                                       INDIVIDUAL                                            POTENTIAL REALIZABLE
                                         GRANTS                                                VALUE AT ASSUMED
                            ------------------------------                                     ANNUAL RATES OF
                               NUMBER OF       % OF TOTAL                                        STOCK PRICE
                              SECURITIES         OPTIONS                                         APPRECIATION
                              UNDERLYING       GRANTED TO       EXERCISE                      FOR OPTION TERM(1)
                            OPTIONS GRANTED   EMPLOYEES IN        PRICE       EXPIRATION     --------------------
           NAME                   (#)          FISCAL YEAR      ($/SHARE)        DATE        5% ($)       10% ($)
-----------------------     ---------------   ------------      ---------     ----------    --------     --------

Michael T. DuBose......           --               --              --            --             --           --
Thomas R. Kawsky.......         15,000(2)          3.0            $9.00        5/5/09       $ 84,901     $215,155
Barry C. Kohn..........         90,000(3)         17.9            $5.0312      2/25/09       284,739      721,613
Kenneth A. Bear........           --               --              --            --             --           --
Joseph Salamunovich....         20,000(2)          4.0            $9.00        5/5/09        113,201      286,874
Ronald E. Bradshaw.....           --               --              --            --             --           --



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

  (2) These options were granted under the 1998 Plan. One third of the options vest and become exercisable on each of May 5, 2000, 2002 and 2004.

  (3) These options were granted under the 1996 Plan. One third of the options vest and become exercisable on each of February 25, 2000, 2001 and 2002.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

         Shown below is information relating to the exercise of stock options during 1999 by the Named Executive Officers and the value of unexercised options for each of the Named Executive Officers as of December 31, 1999:

                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                SHARES                      OPTIONS AT FISCAL YEAR-END      AT FISCAL YEAR-END (1)
                             ACQUIRED ON       VALUE       ----------------------------  ---------------------------
           NAME                EXERCISE       REALIZED     EXERCISABLE    UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
--------------------------   -----------      --------     -----------    -------------  -----------   -------------

Michael T. DuBose......            --            --          166,667         333,333     $1,156,336     $1,312,664
Thomas R. Kawsky.......            --            --            5,000          25,000          --            44,070
Barry C. Kohn..........            --            --             --            90,000          --           621,612
Kenneth A. Bear........            --            --           76,843(2)       13,333(3)     720,567          --
Joseph Salamunovich....            --            --           15,030          50,058          --            58,760
Ronald E. Bradshaw.....            --            --             --              --            --             --


---------------

  (1) Calculated using the closing price of the Common Stock on the Nasdaq National Market System on December 31, 1999, which was $11.938 per share.

  (2) 70,167 of these options were exercised in January 2000 and the balance have terminated.

  (3)   These options have terminated.

EMPLOYMENT AGREEMENTS

         The Company typically enters into an employment agreement with each of its executive officers (including the Named Executive Officers) that provides for a three-year term and is automatically renewable thereafter on a year-to-year basis. The agreement includes a noncompetition provision for a period of 18 months from the termination of the executive officer's employment with the Company and a nondisclosure provision which is effective for the term of the employment agreement and indefinitely thereafter. The executive officer is entitled to severance equal to his base salary for a period of 12 months after termination if he is terminated without cause (as defined in the employment agreement), except in the cases of Mr. DuBose, whose severance period is the longer of 24 months or the balance of the initial contract term, and Mr. Kohn, whose severance period is 18 months. Set forth below is the current annual base salary for the Company's Chief Executive Officer and each of its other four most highly compensated executive officers as of March 27, 2000:


                                                             ANNUAL           END OF INITIAL
                    NAME                                   BASE SALARY        CONTRACT TERM
--------------------------------------------               -----------        --------------

Michael T. DuBose....................................       $400,000(1)        12/14/01
Paul J. Komaromy.....................................        270,000             2/1/03
Frank A. Papa........................................        260,000            3/27/03
Jerry E. Kanis.......................................        250,000            2/14/03
Barry C. Kohn........................................        240,000(2)         1/25/02



---------------
           (1)   Will be increased to $470,000 in April 2000.
           (2)   Will be increased to $270,000 in April 2000.

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

         The aggregate number of shares of Common Stock that can be issued under the Plans may not exceed 3,600,000. As of January 31, 2000, there were outstanding options to purchase an aggregate of 1,786,325 shares of Common Stock granted to directors, officers and employees of the Company and its subsidiaries and certain independent contractors pursuant to the Plans, and the number of shares available for issuance pursuant to options yet to be granted under the Plans was 267,353. In February 2000 the Company granted options to employees to purchase an additional 190,000 shares of Common Stock.

         In most cases, outstanding options are subject to certain vesting provisions and expire on the tenth anniversary of the date of grant. The exercise prices of options outstanding under the Plans as of January 31, 2000 are as follows:

        NUMBER OF OPTION
            SHARES                    EXERCISE PRICE
        -----------------             --------------
              62,480                     $1.67
              83,088                      4.67
             632,000                      5.00
              95,000                      5.0312
             108,000                      5.3125
               3,000                      5.5625
              41,500                      8.50
              63,500                      8.9375
             268,000                      9.00
              23,000                      9.125
             200,000                     10.00
               6,000                     10.938
              35,088                     14.75
               1,500                     18.00
             164,169                     18.125

         For information regarding options granted to directors and officers of the Company, see Item 12. "Security Ownership of Certain Beneficial Owners and Management."

COMPENSATION AND HUMAN RESOURCES COMMITTEE INTERLOCKS AND
INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The members of the Compensation and Human Resources Committee are Messrs. Crowell, Parsky and Stonesifer. Messrs. Crowell and Parsky are (i) two of the three stockholders and directors of Aurora Advisors, Inc., the general partner of Aurora Capital Partners, which is the general partner of Aurora Equity Partners, L.P. ("AEP"), the largest stockholder of the Company, and (ii) two of the three stockholders and directors of Aurora Overseas Advisors, Ltd., the general partner of Aurora Overseas Capital Partners L.P., the general partner of Aurora Overseas Equity Partners I, L.P. ("AOEP"), a significant stockholder of the Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management." In addition, Messrs. Crowell and Parsky are the senior members of Aurora Capital Group (of which the Aurora Partnerships are a part), which provides investment banking and management services to the Company pursuant to a management services agreement. See Item 13. "Certain Relationships and Related Transactions."

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Common Stock (the only class of issued and outstanding voting securities of the Company), as of March 2, 2000 by each director of the Company, each of the Named Executive Officers, the directors and executive officers of the Company as a group and each person who at such time was known by the Company to beneficially own more than 5% of the outstanding shares of any class of voting securities of the Company.


                                                                                    NUMBER OF          VOTING
                                                                                    SHARES (1)       PERCENTAGE
                                                                                    -----------      ----------

Aurora Equity Partners L.P. (other beneficial owners: Richard R.
   Crowell, Gerald L. Parsky and Richard K. Roeder) (2)(3).................          11,655,204        56.7
Aurora Overseas Equity Partners I, L.P. (other beneficial owners:
   Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder) (3)(4)......           4,581,418        22.2
General Electric Pension Trust (5).........................................           2,038,152         9.9
Investment Advisors, Inc. (6)..............................................           1,212,300         5.9
Michael T. DuBose (7)(8)...................................................             181,767         *
Thomas R. Kawsky (9).......................................................               7,000         *
Barry C. Kohn (8)(10)......................................................              47,500         *
Kenneth A. Bear (11).......................................................              32,476         *
Joseph Salamunovich (8)(12)................................................              26,726         *
Ronald E. Bradshaw (13)....................................................               1,000         *
Robert Anderson (14)(15)...................................................              47,918         *
Richard R. Crowell (2)(3)(4)(15)...........................................          12,999,050        63.2
Dale F. Frey (16)..........................................................              44,000         *
Mark C. Hardy (3)(15)(17)..................................................              20,460         *
Dr. Michael J. Hartnett (18)...............................................              80,176         *
Gerald L. Parsky (2)(3)(4)(15)(19).........................................          12,999,050        63.2
Richard K. Roeder (2)(3)(4)(15)............................................          12,999,050        63.2
J. Richard Stonesifer (20).................................................              29,000         *
William A. Smith (21)......................................................             545,984         2.7
All directors and officers as a group (16 persons) (22)....................          14,011,203        66.8

---------------

  *    Less than 1%.

(1) The shares of Common Stock underlying warrants or options granted under the 1996 or 1998 Plans that are exercisable as of March 2, 2000 or that will become exercisable within 60 days thereafter (such warrants or options being referred to as "Exercisable") are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such warrants or options, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

(2) Consists of (i) 8,417,632 shares owned by AEP (one of the Aurora Partnerships), (ii) 2,038,152 shares owned by the General Electric Pension Trust ("GEPT") (see Note 5 below) and (iii) 1,199,420 shares that are subject to an irrevocable proxy granted to the Aurora Partnerships by certain holders of Common Stock, including Messrs. Anderson, Crowell, Hardy, Parsky and Roeder, certain other limited partners of AEP and certain affiliates of a limited partner of AOEP (the other Aurora Partnership). The proxy terminates upon the earlier of the transfer of such shares or July 31, 2004. AEP is a Delaware limited partnership the general partner of which is Aurora Capital Partners, a Delaware limited partnership whose general partner is Aurora Advisors, Inc. Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of Aurora Advisors, are limited partners of Aurora Capital Partners and may be deemed to beneficially share ownership of the Common Stock beneficially owned by AEP and may be deemed to be the organizers of the Company under regulations promulgated under the Securities Act.

(3) The address of this stockholder is 10877 Wilshire Boulevard, Suite 2100, Los Angeles, CA 90024.

(4) Consists of (i) 1,343,846 shares owned by AOEP, (ii) 2,038,152 shares owned by GEPT (see Note 5 below) and (iii) 1,199,420 shares that are subject to an irrevocable proxy granted to the Aurora Partnerships by certain holders of Common Stock, including Messrs. Anderson, Crowell, Hardy, Parsky and Roeder, certain other limited partners of AEP and certain affiliates of a limited partner of AOEP. The proxy terminates upon the earlier of the transfer of such shares or July 31, 2004. AOEP is a Cayman Islands limited partnership the general partner of which is Aurora Overseas Capital Partners, L.P., a Cayman Islands limited partnership, whose general partner is Aurora Overseas Advisors, Ltd. Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of Aurora Overseas Advisor, are limited partners of Aurora Overseas Capital Partners and may be deemed to beneficially own the shares of the Company's Common Stock beneficially owned by AOEP. AOEP's address is West Wind Building, P.O. Box 1111, Georgetown, Grand Cayman, Cayman Islands, B.W.I.

(5) With limited exceptions, GEPT has agreed to vote these shares in the same manner as the Aurora Partnerships vote their respective shares of Common Stock. This provision terminates upon the earlier of the transfer of such shares or July 31, 2004. GEPT's address is 3003 Summer Street, Stamford, CT 06905.

(6) Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 2, 2000. The address of Investment Advisors, Inc., is 3700 First Bank Place, Box 357, Minneapolis, MN 55440.

(7) Includes 166,667 shares subject to options that are Exercisable. Excludes 333,333 shares subject to options that are not Exercisable.

(8) The address of this stockholder is One Oak Hill Center, Suite 400, Westmont, IL 60559.

(9) Includes 5,000 shares subject to options that are Exercisable. Excludes 25,000 shares subject to options that are not Exercisable. Mr. Kawsky's address is 9901 West Reno Road, Oklahoma City, OK 73127.

(10) Includes 30,000 shares subject to options that are Exercisable. Excludes 60,000 shares subject to options that are not Exercisable.

(11)   Mr. Bear's address is 1637 South Cobblestone Court, Springfield, MO
       65809.

(12) Consists of shares subject to options that are Exercisable. Excludes 38,362 shares subject to options that are not Exercisable.

(13)    Mr. Bradshaw's address is 1607 Elmhurst Avenue, Oklahoma City, OK 73120.

(14) Includes (i) 4,290 shares held by Mr. Anderson's wife (including 2,790 shares held by her as trustee for her relatives), as to which Mr. Anderson disclaims beneficial ownership, and (ii) 24,000 shares subject to options that are Exercisable. Excludes 26,000 shares subject to options that are not Exercisable. Mr. Anderson's address is 10877 Wilshire Boulevard, Suite 1405, Los Angeles, CA 90024-4341.

(15) The shares actually owned by this person (as distinguished from the shares that this person is deemed to beneficially own) are subject to an irrevocable proxy granted to the Aurora Partnerships.

(16) Includes (i) 10,000 shares owned by a limited partnership of which Mr. Frey is general partner, (ii) 4,000 shares held by him as trustee for his grandchildren and (iii) 24,000 shares subject to options that are Exercisable. Excludes 26,000 shares subject to options that are not Exercisable. Mr. Frey disclaims beneficial ownership of 96% of the shares owned by the limited partnership. Mr. Frey's address is One Gorham Island, Westport, CT 06880.

(17)   Includes 12,000 shares subject to options that are Exercisable.

(18) Includes 70,176 shares subject to warrants that are Exercisable. Mr. Hartnett's address is 60 Round Hill Road, Fairfield, CT 06430.

(19) Includes 2,000 shares held by Mr. Parsky's wife, as to which Mr. Parsky disclaims beneficial ownership.


(20) Includes 24,000 shares subject to options that are Exercisable. Excludes 26,000 shares subject to options that are not Exercisable. Mr. Stonesifer's address is 8473 Bay Colony Drive, Naples, FL 34108.

(21)   Mr. Smith's address is 1717 East LaRua, Pensacola, FL 32501.

(22) Excludes shares held by Named Executive Officers who are no longer officers of the Company. Includes 387,569 shares subject to warrants and options that are Exercisable. Excludes 619,695 shares subject to options that are not Exercisable.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company believes the transactions described below were beneficial to the Company and were on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties pursuant to arms-length negotiations.

RELATIONSHIP WITH AURORA CAPITAL GROUP

         The Company was formed in 1994 at the direction of Aurora Capital Group, of which the Aurora Partnerships are a part. Aurora Capital Group is controlled by Messrs. Crowell, Hardy, Parsky and Roeder, who are directors of the Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

         The Company pays to Aurora Management Partners ("AMP"), which is a part of Aurora Capital Group, a base annual management fee of $550,000 for advisory and consulting services pursuant to a written management services agreement (the "Management Services Agreement"). AMP is also entitled to reimbursements from the Company for all of its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the Management Services Agreement. The base annual management fee is subject to increase, at the discretion of the disinterested members of the Company's Board of Directors, by up to an aggregate of $250,000 in the event the Company consummates one or more significant corporate transactions. The base annual management fee has not been increased as a result of any of the Company's acquisitions. The base annual management fee is also subject to increase for specified cost of living increases pursuant to which the base annual management fee was most recently increased in January 1999 from $540,000. If the Company's EBITDA in any year exceeds management's budgeted EBITDA by 15.0% or more for that year, AMP will be entitled to receive an additional management fee equal to one half of its base annual management fee for such year. Because the Company's EBITDA did not exceed management's budgeted EBITDA by 15.0% in 1999, AMP did not receive this additional management fee in 1999.

         The base annual management fee payable to AMP will be reduced as the collective beneficial ownership of Common Stock by the Aurora Partnerships declines below 50% as follows: for any period during which the collective beneficial ownership of the Aurora Partnerships is less than 50% but at least 40%, the base annual management fee payable for the period will be 80% of the original base annual management fee (as such original base annual management fee may previously have been adjusted due to discretionary increases by the Board of Directors or cost of living increases as described above, the "Original Fee"); for any period during which the Aurora Partnerships' collective beneficial ownership is less than 40% but at least 30%, the base annual management fee payable for the period will be 60% of the Original Fee; and for any period during which the collective beneficial ownership of the Aurora Partnerships is less than 30% but at least 20%, the base annual management fee payable for the period will be 40% of the Original Fee. If the Aurora Partnerships' collective beneficial ownership declines below 20%, the Management Services Agreement will terminate. As of March 2, 2000, the collective beneficial ownership of the Aurora Partnerships for purposes of the Management Services Agreement was approximately 63%. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

         If the Company consummates any significant acquisitions or dispositions, AMP will be entitled to receive a fee from the Company for investment banking services in connection with the transaction. The fee is equal to 2.0% of the first $75.0 million of the acquisition consideration (including debt assumed and current assets retained) and 1.0% of acquisition consideration (including debt assumed and current assets retained) in excess of $75.0 million. Since the

Company's formation, it has paid approximately $5.2 million of fees to AMP for investment banking services in connection with the Company's acquisitions, including $800,000 for the All Trans acquisition in 1999, which was paid January 2000.

         Notwithstanding the foregoing, no payment will be made to AMP pursuant to the Management Services Agreement at any time that certain events of default shall have occurred and be then continuing under any of the Indentures governing the Senior Notes or the Credit Facility. The Management Services Agreement also provides that the Company shall provide Aurora Capital Group and its directors, employees, partners and affiliates with customary indemnification against all actions not involving gross negligence or willful misconduct.

         In October 1996, the Company granted options for an aggregate of 48,000 shares of Common Stock to Mark C. Hardy (a director of the Company), Kurt Larsen (a former director of the Company) and two consultants of the Company, all four of whom were then employees of Aurora Capital Group. These options, which have an exercise price of $4.67 per share, become exercisable in one-third increments on each of the first three anniversaries of the date of grant and expire in 2006. In 1997, 12,000 of these options terminated when Mr. Larsen resigned from Aurora Capital Group.

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

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits:

           1.  Financial Statements Index

           See Index to Financial Statements and Supplemental Data on page 29.

           2.  Financial Statement Schedules Index

           II - Valuation and Qualifying Accounts........................... S-1

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

           3.  Exhibit Index

           The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

   EXHIBIT
    NUMBER                             DESCRIPTION
   -------                             -----------

     3.1 Amended and Restated Certificate of Incorporation of Aftermarket Technology Corp. (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

     3.2 Certificate of Designations, Preferences, and Relative, Participating, Option and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Redeemable Exchangeable Cumulative Preferred Stock of Aftermarket Technology Corp. (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

     3.3 Amended and Restated Bylaws of Aftermarket Technology Corp. (previously filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1 (File No. 333-35543) filed on September 12, 1997 and incorporated herein by this reference)

     3.4 Certificate of Amendment of Restated Certificate of Incorporation of Aftermarket Technology Corp. filed with the Delaware Secretary of State on August 7, 1998 (previously filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

     4.1 Indenture, dated August 2, 1994, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A.), as Trustee for the Series B Notes (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

     4.2 Indenture, dated June 1, 1995, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A.), as Trustee for the Series D Notes (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 filed on June 21, 1995, Commission File No. 33-93776, and incorporated herein by this reference)

     4.3 First Supplemental Indenture, dated as of February 23, 1995, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A.), as Trustee for the Series B Notes (previously filed as
             Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-6697, and incorporated herein by this reference)

     4.4 Second Supplemental Indenture, dated as of June 1, 1995, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A.), as Trustee for the Series B Notes (previously filed as
             Exhibit 4.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

     4.5 Third Supplemental Indenture to the Series B Indenture and First Supplemental Indenture to the Series D Indenture, dated as of July 25, 1996, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A.), as Trustee for the Notes (previously filed as
             Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

     4.6 Fourth Supplemental Indenture to the Series B Indenture and Second Supplemental Indenture to the Series D Indenture, dated as of June 1, 1998, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A.), as Trustee for the Notes (previously filed as
             Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

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

     10.54 Employment Agreement, dated as of December 15, 1998, between Michael T. DuBose and Aftermarket Technology Corp. (previously filed as Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

     10.55 Aftermarket Technology Corp. 1998 Stock Incentive Plan (previously filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

     10.56 Waiver and Amendment dated as of March 26, 1999 to the Amended and Restated Credit Agreement, dates as of March 26, 1998, among Aftermarket Technology Corp., the several banks and other financial institutions from time to time parties thereto and The Chase Manhatten Bank, as agent (previously filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

     *10.57 Consent and Amendment dated as of August 25, 1999 to the Amended and Restated Credit Agreement, dates as of March 26, 1998, among Aftermarket Technology Corp., the several banks and other financial institutions from time to time parties thereto and The Chase Manhatten Bank, as agent

     *10.58 Third Amendment dated as of December 20, 1999 to the Amended and Restated Credit Agreement, dates as of March 26, 1998, among Aftermarket Technology Corp., the several banks and other financial institutions from time to time parties thereto and The Chase Manhatten Bank, as agent

     10.59 Asset Purchase Agreement, dated as of October 1, 1999, by and among All Transmission Parts, Inc., All Automatic Transmission Parts, Inc., David E. Helm, Barry C. Helm, Aftermarket Technology Corp. and ATC Distribution Group, Inc. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 1, 1999 and incorporated herein by this reference)

     *10.60 Form of Employment Agreement between Aftermarket Technology Corp. and its officers

      21 List of Subsidiaries (previously filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

     *23     Consent of Ernst & Young LLP, independent auditors

     *27     Financial Data Schedules

-----------

     *       Filed herewith

(b)     Reports on Form 8-K

        During the quarter ended December 31, 1999 the Company filed the following reports on Form 8-K:

         (1) Report dated October 1, 1999, reporting under Item 2 that on October 1, 1999, the Company completed the acquisition of substantially all the assets of All Transmission Parts, Inc. and the expected acquisition of substantially all the assets of its affiliate, All Automatic Transmission Parts, Inc., on or before December 1, 1999 (collectively, "All Trans").

         (2) Report dated December 9, 1999, reporting under Items 5 and 7 the following: (i) management's expectations of earnings per share for the first quarter of 2000 and years ending 2000 and 2001, (ii) management's expectations of earnings per share for the year ending 1999 and (iii) a press release dated December 9, 1999 containing related financial projections for 1999, 2000 and 2001.

         (3) On December 17, 1999, an Amendment to the Periodic Report on Form 8-K dated October 1, 1999, reporting under Item 7, certain historical financial information of All Trans and financial information of the Company adjusted for the proforma effects of the acquisition of All Trans.

(c) Refer to (a) 3 above.

(d) Refer to (a) 2 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2000.

                                      AFTERMARKET TECHNOLOGY CORP.

                                      By:       /s/ Michael T. DuBose
                                          -------------------------------
                                                   Michael T. DuBose
                                          Chairman of the Board, President and
                                                Chief Executive Officer

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



                 SIGNATURE                                         TITLE                            DATE
                 ---------                                         -----                            ----
           /s/ Michael T. DuBose             Chairman of the Board, President and Chief
---------------------------------------------Executive Officer (Principal Executive Officer)    March 20, 2000
             Michael T. DuBose

             /s/ Barry C. Kohn               Chief Financial Officer (Principal Financial and
---------------------------------------------Accounting Officer)                                March 20, 2000
               Barry C. Kohn

            /s/ Robert Anderson              Director                                           March 20, 2000
---------------------------------------------
              Robert Anderson

           /s/ Richard R. Crowell            Director                                           March 20, 2000
---------------------------------------------
             Richard R. Crowell

              /s/ Dale F. Frey               Director                                           March 20, 2000
---------------------------------------------
                Dale F. Frey

             /s/ Mark C. Hardy               Director                                           March 20, 2000
---------------------------------------------
               Mark C. Hardy

          /s/ Michael J. Hartnett            Director                                           March 20, 2000
---------------------------------------------
            Michael J. Hartnett

            /s/ Gerald L. Parsky             Director                                           March 20, 2000
---------------------------------------------
              Gerald L. Parsky




                 SIGNATURE                                         TITLE                            DATE
                 ---------                                         -----                            ----


           /s/ Richard K. Roeder             Director                                           March 20, 2000
---------------------------------------------
             Richard K. Roeder

            /s/ William A. Smith             Director                                           March 20, 2000
---------------------------------------------
              William A. Smith

         /s/ J. Richard Stonesifer           Director                                           March 20, 2000
---------------------------------------------
           J. Richard Stonesifer


                          AFTERMARKET TECHNOLOGY CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                                                                 ADDITIONS
                                                                          -----------------------
                                                              BALANCE AT  CHARGED TO   CHARGE TO
                                                             BEGINNING OF  COSTS AND     OTHER                  BALANCE AT END
                                                                PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
                                                             ------------ ----------    --------    ---------- --------------

                 Year ended December 31, 1997:
     Reserve and allowances deducted from asset accounts:
       Allowance for uncollectible accounts                     $ 1,326     $    921    $   183(2)  $  1,284(1)    $   1,146
       Reserve for inventory obsolescence                         2,741          930          -        1,575           2,096
                 Year ended December 31, 1998:
     Reserve and allowances deducted from asset accounts:
       Allowance for uncollectible accounts                       1,146        1,877        214(2)       833(1)        2,404
       Reserve for inventory obsolescence                         2,096        7,788      1,456(2)       380          10,960
                 Year ended December 31, 1999:
     Reserve and allowances deducted from asset accounts:
       Allowance for uncollectible accounts                       2,404          830        282(2)       606(1)        2,910
       Reserve for inventory obsolescence                        10,960        6,065        348(2)     5,557          11,816


  (1)      Accounts written off, net of recoveries

  (2)      Balances added or removed through acquisitions or sales of companies