Form 10-Q
period 2000-03-31
AFTERMARKET TECHNOLOGY CORP
filed 2000-04-27
CIK 933405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_______________________to________________________


                         Commission File Number 0-21803

                          AFTERMARKET TECHNOLOGY CORP.
             ------------------------------------------------------
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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of April 20, 2000, there were 20,590,204 shares of common stock of the Registrant outstanding.

================================================================================

                          AFTERMARKET TECHNOLOGY CORP.

                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                                                      PAGE NUMBER
                                                                                                      -----------
PART I.         Financial Information

      Item 1.   Financial Statements:


                Consolidated Balance Sheets at March 31, 2000 (unaudited)
                and December 31, 1999 ...............................................................      3

                Consolidated Statements of Income (unaudited) for the Three
                Months Ended March 31, 2000 and 1999 ................................................      4

                Consolidated Statements of Cash Flows (unaudited) for the
                Three Months Ended March 31, 2000 and 1999...........................................      5

                Notes to Consolidated Financial Statements (unaudited)...............................      6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................................................     11

      Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk...........................................................................    15


PART II.   Other Information

      Item 6.   Exhibits and Reports on Form 8-K......................................................    16

SIGNATURES............................................................................................    17

EXHIBIT INDEX.........................................................................................    18


Note:    Items 1 - 5 of Part II are omitted because they are not applicable.

                   AFTERMARKET TECHNOLOGY CORP.
                    CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          MARCH 31,          DECEMBER 31,
                                                                            2000                 1999
                                                                         -----------         ------------
                                                                         (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                              $      6,199         $      8,469
   Accounts receivable, net                                                     71,377               70,786
   Inventories                                                                 119,071              120,502
   Prepaid and other assets                                                      7,274                6,112
   Deferred income taxes                                                        13,688               14,036
                                                                          ------------         ------------
Total current assets                                                           217,609              219,905

Property, plant and equipment, net                                              72,899               75,369
Debt issuance costs, net                                                         4,975                5,268
Cost in excess of net assets acquired, net                                     293,014              295,039
Other assets                                                                     1,060                1,065
                                                                          ------------         ------------
Total assets                                                              $    589,557         $    596,646
                                                                          ------------         ------------
                                                                          ------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                       $     45,279         $     47,127
   Accrued expenses                                                             37,597               42,808
   Income taxes payable                                                            985                2,685
   Bank line of credit                                                               -                  543
   Credit facility                                                              23,120               21,760
   Amounts due to acquired companies                                             2,410                2,384
   Deferred compensation                                                           684                  660
                                                                          ------------         ------------
Total current liabilities                                                      110,075              117,967

12% Series B and D Senior Subordinated Notes                                   111,169              111,214
Amount drawn on credit facility, less current portion                          158,899              164,799
Amounts due to acquired companies, less current portion                          7,913                7,759
Deferred compensation, less current portion                                      2,991                2,944
Other long-term liabilities                                                        634                  707
Deferred income taxes                                                           16,095               15,112

Stockholders' Equity:
     Preferred stock, $.01 par value; shares authorized -
       2,000,000; none issued                                                        -                    -
     Common stock, $.01 par value; shares authorized - 30,000,000;
       Issued - 20,762,204 and 20,612,764 (including shares held
       in treasury)                                                                208                  206
     Additional paid-in capital                                                136,241              135,894
     Retained earnings                                                          47,820               42,483
     Accumulated other comprehensive loss                                         (494)                (445)
     Common stock held in treasury, at cost (172,000 shares)                    (1,994)              (1,994)
                                                                          ------------         ------------
Total stockholders' equity                                                     181,781              176,144
                                                                          ------------         ------------

Total liabilities and stockholders' equity                                $    589,557         $    596,646
                                                                          ------------         ------------
                                                                          ------------         ------------

SEE ACCOMPANYING NOTES.
                                     -3-

                          AFTERMARKET TECHNOLOGY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                2000                   1999
                                                           ---------------         --------------
                                                                        (UNAUDITED)
Net sales                                                  $   149,960              $   135,198
Cost of sales                                                   97,792                   93,916
                                                            ----------              -----------
Gross profit                                                    52,168                   41,282

Selling, general and
    administrative expense                                      34,028                   30,133
Amortization of intangible assets                                2,025                    1,760
Special charges                                                      -                    1,900
                                                            ----------              -----------

Income from operations                                          16,115                    7,489

Other income, net                                                  113                      275
Interest expense                                                 7,755                    6,292
                                                            ----------              -----------

Income before income taxes                                       8,473                    1,472

Income tax expense                                               3,136                      589
                                                            ----------              -----------
Net income                                                  $    5,337                $     883
                                                            ==========              ===========


Per common share - basic:
    Net income                                              $     0.26               $     0.04
                                                            ==========              ===========
    Weighted average number of common shares
        outstanding                                             20,539                   20,246
                                                            ==========              ===========
Per common share - diluted:
    Net income                                              $     0.25               $     0.04
                                                            ==========              ===========
    Weighted average number of common and
        common equivalent shares outstanding                    21,387                   21,001
                                                            ==========              ===========

SEE ACCOMPANYING NOTES.

                    AFTERMARKET TECHNOLOGY CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS)
                                                                                            FOR THE THREE MONTHS ENDED  MARCH 31,
                                                                                              2000                          1999
                                                                                          ------------                   ----------
                                                                                                         (UNAUDITED)

OPERATING ACTIVITIES:
Net income                                                                                $     5,337                    $      883
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation and amortization                                                             5,208                         4,529
      Amortization of debt issuance costs                                                         293                           221
      Provision for losses on accounts receivable                                                 214                           222
      Loss on sale of equipment                                                                     1                             7
      Deferred income taxes                                                                     1,336                           161
      Changes in operating assets and liabilities,
        net of businesses sold:
           Accounts receivable                                                                   (856)                        7,637
           Inventories                                                                          1,389                        (1,984)
           Prepaid and other assets                                                            (1,159)                        4,864
           Accounts payable and accrued expenses                                               (7,116)                       (2,059)
                                                                                          ------------                   ----------
Net cash provided by operating activities                                                       4,647                        14,481

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                                     (2,110)                       (4,488)
Proceeds from sale of business                                                                      -                         3,808
Proceeds from sale of equipment                                                                    10                            19
                                                                                          ------------                   ----------
Net cash used in investing activities                                                          (2,100)                         (661)

FINANCING ACTIVITIES:
Borrowings (payments) on credit facility, net                                                  (4,540)                        5,865
Payments on bank line of credit, net                                                             (543)                       (1,881)
Payment of debt issuance costs                                                                      -                          (520)
Proceeds from exercise of stock options                                                           250                            39
Payments on amounts due to acquired companies                                                       -                           (60)
                                                                                          ------------                   ----------
Net cash (used in) provided by financing activities                                            (4,833)                        3,443

Effect of exchange rate changes on cash and cash equivalents                                       16                             4
                                                                                          ------------                   ----------
Increase (decrease) in cash and cash equivalents                                               (2,270)                       17,267

Cash and cash equivalents at beginning of period                                                8,469                           580
                                                                                          ------------                   ----------
Cash and cash equivalents at end of period                                                $     6,199                   $    17,847
                                                                                          ============                   ==========
Cash paid during the period for:
      Interest                                                                            $    10,543                   $     9,420
      Income taxes, net                                                                         3,563                            22

SEE ACCOMPANYING NOTES.
                                     -5-

                          AFTERMARKET TECHNOLOGY CORP.

                   Notes to Consolidated Financial Statements
                          (In thousands and unaudited)

NOTE 1:  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      Certain prior-year amounts have been reclassified to conform to the 2000 presentation.

NOTE 2:  INVENTORIES

      Inventories consist of the following:


                                                                       MARCH 31, 2000             DECEMBER 31, 1999
                                                                       --------------             -----------------
          Raw materials, including core inventories.........            $    43,922                $    43,915
          Work-in-process...................................                  3,307                      2,993
          Finished goods....................................                 71,842                     73,594
                                                                       --------------             -----------------
                                                                        $   119,071                $   120,502
                                                                       ==============             =================

      Finished goods include purchased parts which are available for sale.

NOTE 3:  CREDIT FACILITY

      In March 1998, the credit agreement for the Company's $100.0 million credit facility with The Chase Manhattan Bank, as agent (the "Bank"), was amended and restated to provide for a new credit facility comprised of a $100.0 million line of credit (the "Revolver") and a $120.0 million term loan (the "Term Loan") (collectively, the "Credit Facility") to finance the Company's working capital requirements, the March 1998 acquisition of the OEM Division of Autocraft Industries, Inc. and future acquisitions. In December 1999, the Company's credit agreement was amended to allow for an additional $10.0 million in borrowings under the Term Loan. Amounts advanced under the Credit Facility are secured by substantially all the assets of the Company. Amounts outstanding under the Term Loan are payable in quarterly installments through December 31, 2003. Amounts advanced under the Revolver become due on December 31, 2003. The Company may prepay outstanding advances under the Revolver or the Term Loan in whole or in part without incurring any premium or penalty. At March 31, 2000, $97.9 million and $84.1 million was outstanding under the Term Loan and Revolver, respectively.

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

NOTE 4:  ACQUISITIONS

      In October and December 1999, the Company acquired substantially all the assets of All Transmission Parts, Inc. and its affiliate, All Automatic Transmission Parts, Inc., respectively, ("All Trans") a distributor of standard and automatic transmission parts and related drivetrain components based in Portland, Oregon for a combined purchase price of approximately $41.2 million, including transaction fees and related expenses. Goodwill recorded for the All Trans acquisition approximated $36.1 million. The financial statements reflect the preliminary allocation of the purchase price. The purchase price allocation will be finalized upon a final valuation of the acquired companies' property, plant and equipment and certain other information.

      The All Trans acquisition has been accounted for under the purchase method of accounting. Accordingly, the allocation of the cost of the acquired assets and liabilities has been made on the basis of the estimated fair value. Goodwill for all acquisitions is amortized on a straight-line basis over 40 years. The consolidated financial statements include the operating results of All Trans from the date of acquisition.

NOTE 5:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                            FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                          ------------------------------
                                                                              2000                1999
                                                                          -----------          ---------
Numerator:
Net income.......................................................           $   5,337            $   883
                                                                            =========            =======
Denominator:
Weighted-average common shares outstanding.......................              20,539             20,246
Effect of stock options and warrants.............................                 848                755
                                                                            ---------            -------
Denominator for diluted earnings per common share................              21,387             21,001
                                                                            =========            =======
Basic earnings per common share..................................           $    0.26            $  0.04
Diluted earnings per common share................................                0.25               0.04

NOTE 6.  REPORTABLE SEGMENTS

      The Company has two reportable segments: Original Equipment Manufacturer ("OEM") segment and Independent Aftermarket segment. The Company's OEM segment consists of four operating units that primarily sell remanufactured transmissions directly to the OEMs. The Company's Independent Aftermarket segment consists of two operating units: (i) the Company's Distribution Group, which sells transmission repair kits, soft parts, remanufactured torque converters and transmissions and both new and remanufactured hard parts used in drive train repairs primarily to independent transmission rebuilders and to a lesser extent to general repair shops, wholesale distributors and retail automotive parts stores; and (ii) Aaron's Engines, which remanufactures and distributes domestic and foreign engines primarily to general repair shops and retail automotive parts stores. Other operating units, which are not reportable segments consist of: an automotive electronic parts remanufacturing and distribution business; warehouse, distribution and turnkey order fulfillment and information services for AT&T Wireless Services; and a material recovery processing and Internet-based auction business primarily for Ford Motor Company.

      During the first quarter of 2000, the Company reclassified the Aaron's Engines operating unit from the OEM segment to the Independent Aftermarket segment due to similar economic characteristics and other factors, including type of customer and method of distribution, as described in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. All prior periods have been restated to conform to this classification.

      The Company evaluates performance and allocates resources based upon income from operations. The reportable segments' accounting policies are the same as those of the Company. Intersegment sales and transfers are recorded at the Company's standard cost and intersegment profits, if any, are eliminated.

      The reportable segments are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:

                                                                      INDEPENDENT
                                                              OEM     AFTERMARKET          OTHER          TOTALS
                                                             -----    ------------         -----          ------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
   Revenues from external customers................        $ 66,654    $ 63,739          $ 19,567       $ 149,960
   Intersegment revenues...........................             281          44                 -             325
   Segment profit (loss)...........................          16,793      (3,228)            4,156          17,721

FOR THE THREE MONTHS ENDED MARCH 31, 1999:
   Revenues from external customers...............         $ 62,325    $ 59,022          $ 13,851       $ 135,198
   Intersegment revenues..........................              148          21                 -             169
   Special charges................................                -         341                 -             341
   Segment profit (loss)..........................           11,158      (2,641)            2,189          10,706

      A reconciliation of the reportable segments to consolidated net sales and income from operations are as follows:

                                                                             FOR THE
                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                     2000               1999
                                                                     ----               ----
NET SALES:
      External revenues from reportable segments............       $   130,393       $ 121,347
      Intersegment revenues for reportable segments.........               325             169
      Other revenues........................................            19,567          13,851
      Elimination of intersegment revenues..................              (325)           (169)
                                                                   -----------       ---------
             Consolidated net sales.........................       $   149,960       $ 135,198
                                                                   ===========       =========

PROFIT:
      Total profit for reportable segments..................       $    13,565       $   8,517
      Other profit..........................................             4,156           2,189
      Unallocated amounts:
        Special charges.....................................                 -          (1,559)
        Corporate expenses..................................            (1,360)         (1,464)
        Depreciation and amortization.......................              (246)           (194)
                                                                   -----------       ---------
             Income from operations.........................       $    16,115       $   7,489
                                                                   ===========       =========


      In order to conform to the new classifications of the segment data, restated segment information for 1999 and 1998 is presented below:

                                                                    INDEPENDENT
                                                    OEM             AFTERMARKET          OTHER           TOTALS
                                                    ---             -----------          -----           ------
FOR THE YEAR ENDED DECEMBER 31, 1999:
   Revenues from external customers..........       $ 267,534          $ 237,597        $ 59,834        $ 564,965
   Intersegment revenues.....................             656                347               -            1,003
   Depreciation and amortization expense......          8,902              7,724           2,151           18,777
   Special charges............................            975              9,786             570           11,331
   Segment profit (loss).....................          54,558            (19,153)          8,695           44,100

FOR THE YEAR ENDED DECEMBER 31, 1998:
   Revenues from external customers..........       $ 224,882          $ 214,810        $ 47,081        $ 486,773
   Intersegment revenues.....................             720              1,069               -            1,789
   Depreciation and amortization expense......          7,655              5,437           1,628           14,720
   Special charges............................          2,400              4,720               -            7,120
   Segment profit (loss)......................         29,271            (17,011)          4,738           16,998

NOTE 7:  SPECIAL CHARGES

      Commencing in 1998, the Company implemented certain initiatives designed to improve operating efficiencies and reduce costs. In the second quarter of 1998 the Company recorded $3,580 in special charges related to these initiatives, consisting of $1,085 of restructuring charges and $2,495 of other charges. The restructuring charges included $822 of severance costs for 11 people and $263 of exit costs. The severance costs were incurred in connection with the reorganization of the management structure in the Independent Aftermarket segment, centralization of its Management Information Systems ("MIS") operations and certain other personnel matters. The exit costs were incurred to consolidate the Company's Joplin and Springfield, Missouri engine remanufacturing lines into the Springfield facility. The other charges consisted of $2,044 of idle facility costs incurred at the Joplin facility due to the consolidation of the remanufacturing lines and $451 of relocation costs related to the centralization of the Independent Aftermarket segment's management team and to centralize its MIS operations.

      In the fourth quarter of 1998, the Company recorded an additional $5,164 in special charges consisting of $2,764 in restructuring costs and $2,400 in non-income related taxes. The $2,764 restructuring cost includes $1,868 of severance costs for seven people, $596 of exit costs and $300 of other costs. The severance costs were incurred in connection with the replacement of the Company's Chief Executive Officer and other members of management as well as additional reorganization of the Independent Aftermarket segment's management structure. The non-income related tax charge is due to a state's 1998 interpretation of tax laws. This interpretation was applied retroactively to prior fiscal years. Due to a change in distribution operations, the Company's exposure to the effect of this tax interpretation will be significantly reduced in future tax periods.

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

      In the fourth quarter of 1999, the Company recorded $9,763 of special charges primarily related to the initiation of five actions. First, the Company recorded $4,587 of costs primarily related to distribution center, distribution branch and manufacturing plant consolidations within its Independent Aftermarket segment, consisting of $1,930 of inventory write-downs classified as Cost of Sales - Special Charges, $950 of severance costs for 198 people, $940 of costs related to the write-down of fixed assets and $767 of exit costs. Second, the Company recorded $3,333 of costs associated with the narrowing of its Independent Aftermarket segment's engine product offerings, consisting of $2,852 of inventory write-downs classified as Cost of Sales - Special Charges, $173 of severance costs for 31 people, $119 of exit costs and $189 of costs related to the write-down of certain assets. Third, the Company recorded $850 of costs to exit an OEM segment plant consisting of $500 of costs related to the write-down of fixed assets and $350 of severance costs for 130 people. Fourth, the Company recorded $490 of costs related to its electronics business unit consisting of $168 related to the write-down of accounts receivable balances from customers the business unit no longer services, $164 of severance costs for nine people, $113 of inventory write-downs classified as Cost of Sales - Special Charges and $45 of other costs. Fifth, the Company recorded $503 of severance costs for 30 people, primarily related to the Company's management reorganization.

      The following table summarizes the provisions and reserves for restructuring and special charges:

                                                                              LOSS ON
                                          TERMINATION      EXIT / OTHER     WRITE-DOWN OF
                                            BENEFITS          COSTS            ASSETS             TOTAL
                                          -----------      ------------     -------------         -----
Provision 1998.....................         $  2,690         $ 6,054          $      -       $     8,744
Payments 1998......................             (822)         (2,528)                -            (3,350)
                                            --------         -------          --------       -----------
Reserve at December 31, 1998.......            1,868           3,526                 -             5,394
Provision 1999.....................            3,969           3,102             6,692            13,763
Payments 1999......................           (2,425)         (2,565)               -             (4,990)
Asset write-offs 1999..............                -               -              (975)             (975)
                                            --------         -------          --------       -----------
Reserve at December 31, 1999.......            3,412           4,063             5,717            13,192
Payments 2000......................           (1,079)           (614)               -             (1,693)
Asset write-offs 2000..............                -               -            (3,185)           (3,185)
                                            --------         -------          --------       -----------
Reserve at March 31, 2000..........         $  2,333         $ 3,449          $  2,532       $     8,314
                                            --------         -------          --------       -----------
                                            --------         -------          --------       -----------

      As of March 31, 2000, $6,005 was classified as accrued expenses and $2,309 was classified as inventory valuation reserves.

NOTE 8:  COMPREHENSIVE INCOME

      Total comprehensive income for the three months ended March 31, 2000 and 1999 were $5,288 and $1,055, respectively.

      The following table sets forth the computation of comprehensive income for the three months ended March 31, 2000 and 1999, respectively:


                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------
                                                                   2000                 1999
                                                                   ----                 ----
Net income.............................................         $      5,337         $        883
Other comprehensive income:
Translation adjustment, net of related taxes...........                  (49)                 172
                                                                ------------         ------------
                                                                $      5,288         $      1,055
                                                                ------------         ------------
                                                                ------------         ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        FORWARD-LOOKING STATEMENT NOTICE

      Readers are cautioned that certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that de0pend upon or refer to future events or conditions, or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements.

      Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition. For a discussion of these and certain other factors, please refer to Item 1. "Business--Certain Factors Affecting the Company" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Please also refer to the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1999.

      Net income increased $4.4 million, or 488.9 %, from $0.9 million for the three months ended March 31, 1999 to $5.3 million for the three months ended March 31, 2000. Excluding pre-tax special charges of $1.9 million in 1999, net income increased $3.3 million, or 165.0%, from $2.0 million for the three months ended March 31, 1999 to $5.3 million for the three months ended March 31, 2000. This increase was primarily attributable to increased sales and profitability within the Company's OEM segment and Logistics Services business unit during 2000 as compared to 1999. During the three months ended March 31, 1999, the Company recorded special charges of $1.9 million related to certain initiatives designed to improve operating efficiencies and reduce costs (see "Special Charges" below). Excluding the special charges, net income increased from $0.10 per diluted share during the three months ended March 31, 1999 to $0.25 per diluted share in 2000. Including special charges, net income per diluted share increased $0.21 per share from $0.04 for the three months ended March 31, 1999.

NET SALES

      Net sales increased $14.8 million, or 10.9%, from $135.2 million for the three months ended March 31, 1999 to $150.0 million for the three months ended March 31, 2000. This increase was primarily attributable to increased sales from the Company's OEM segment and Logistics Services business unit combined with the additional sales from All Trans, acquired during the fourth quarter of 1999. On a pro forma basis, as if the acquisition of All Trans and the February 1999 sale of Mascot had taken place on January 1, 1999, net sales would have increased $10.0 million, or 7.1%, from $140.0 million for the three months ended March 31, 1999.

      Sales to DaimlerChrysler accounted for 21.4% and 18.2% of the Company's revenues for the three months ended March 31, 2000 and 1999, respectively. Sales to Ford accounted for 16.6% and

18.7% of the Company's revenues for the three months ended March 31, 2000 and 1999, respectively.

GROSS PROFIT

      Gross profit as a percentage of net sales increased from 30.5% for the three months ended March 31, 1999 to 34.8% for the three months ended March 31, 2000. This increase was principally due to sales volume-related increases in gross profit in the OEM segment and the Logistics Services business unit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses ("SG&A") increased $3.9 million, or 13.0%, from $30.1 million for the three months ended March 31, 1999 to $34.0 million for the three months ended March 31, 2000. The increase was primarily due to volume related cost increases in the Logistics Services business unit and increased management infrastructure and turnaround support costs in the Distribution Group, combined with the impact of the All Trans acquisition. As a percentage of net sales, SG&A expenses increased slightly from 22.3% to 22.7% between the two periods.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangible assets increased $0.2 million, or 11.1%, from $1.8 million for the three months ended March 31, 1999 to $2.0 million for the three months ended March 31, 2000. The increase was attributable to the acquisition of All Trans during the fourth quarter of 1999.

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

INCOME FROM OPERATIONS

      Income from operations increased $8.6 million, or 114.7%, from $7.5 million for the three months ended March 31, 1999 to $16.1 million for the three months ended March 31, 2000, principally as a result of the factors described above. As a percentage of net sales, income from operations increased from 5.5% to 10.7%, between the two periods. Excluding special charges of $1.9 million, income from operations as a percentage of net sales was 6.9% during the three months ended March 31, 1999.

INTEREST EXPENSE

      Interest expense increased $1.5 million, or 23.8%, from $6.3 million for the three months ended March 31, 1999 to $7.8 million for the three months ended March 31, 2000. The increase primarily results from borrowing under the Credit Facility to finance the All Trans acquisition and an overall increase in interest rates.

      SEGMENT CLASSIFICATION

      The Company has two reportable segments: Original Equipment Manufacturer ("OEM") segment and Independent Aftermarket segment. The Company's OEM segment consists of four operating units that primarily sell remanufactured transmissions directly to the OEMs. The Company's Independent Aftermarket segment consists of two operating units: (i) the Company's Distribution Group, which sells transmission repair kits, soft parts, remanufactured torque converters and transmissions and both new and remanufactured hard parts used in drive train repairs primarily to independent transmission rebuilders and to a lesser extent to general repair shops, wholesale distributors and retail automotive parts stores; and (ii) Aaron's Engines, which remanufactures and distributes domestic and foreign engines primarily to general repair shops and retail automotive parts stores. Other operating units, which are not reportable segments consist of: an automotive electronic parts remanufacturing and distribution business; warehouse, distribution and turnkey order fulfillment and information services for AT&T Wireless Services; and a material recovery processing and Internet-based auction business primarily for Ford Motor Company.

      During the first quarter of 2000, the Company reclassified the Aaron's Engines operating unit from the OEM segment to the Independent Aftermarket segment due to similar economic characteristics and other factors, including type of customer and method of distribution, as described in SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. All prior periods have been restated to conform to this classification.

      OEM SEGMENT

      The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                               -----------------------------------------
                                                        2000                    1999
                                               -------------------    ------------------
   Net sales........................           $   66.7     100.0%    $   62.4    100.0%
                                               --------     -----     --------    -----
                                               --------     -----     --------    -----

   Segment profit...................           $   16.8      25.2%    $   11.1     17.8%
                                               --------     -----     --------    -----
                                               --------     -----     --------    -----

      NET SALES. Net sales increased $4.3 million, or 6.9%, from $62.4 million for the three months ended March 31, 1999 to $66.7 million for the three months ended March 31, 2000. The increase was primarily due to an increase in sales of remanufactured transmissions to DaimlerChrysler, partially offset by a decrease in sales of remanufactured transmissions to General Motors.

      Sales to DaimlerChrysler accounted for 47.2% and 38.5% of segment revenues for the three months ended March 31, 2000 and 1999, respectively. Sales to Ford accounted for 34.3% and 36.1% of segment revenues for the three months ended March 31, 2000 and 1999, respectively.

      SEGMENT PROFIT. Segment profit increased $5.7 million, or 51.4%, from $11.1 million (17.8% of OEM net sales) for the three months ended March 31, 1999 to $16.8 million (25.2% of OEM net sales) for the three months ended March 31, 2000. The increase was primarily the result of the changes in sales volume and mix of remanufactured transmissions as referenced above.

      INDEPENDENT AFTERMARKET SEGMENT

      The following table presents net sales, special charges and segment loss expressed in millions of dollars and as a percentage of net sales:

                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                               -----------------------------------------
                                                        2000                   1999
                                               -------------------    ------------------
     Net sales........................        $   63.7      100.0%    $  59.0      100.0%
                                              --------      -----     -------      -----
                                              --------      -----     -------      -----

     Special charges..................        $      -          -%    $   0.3        0.5%
                                              --------      -----     -------      -----
                                              --------      -----     -------      -----

     Segment loss.....................        $   (3.2)     (5.0)%   $   (2.6)     (4.4)%
                                              --------      -----     -------      -----
                                              --------      -----     -------      -----

      NET SALES. Net sales increased $4.7 million, or 8.0%, from $59.0 million for the three months ended March 31, 1999 to $63.7 million for the three months ended March 31, 2000. On a pro forma basis, as if the All Trans acquisition had taken place on January 1, 1999, net sales would have decreased $0.9 million, or 1.4%, from $64.6 million in 1999. This decrease is primarily related to decreased sales of remanufactured engines through the Company's branch sales channel.

      SPECIAL CHARGES. Special charges of $0.3 million during the three months ended March 31, 1999 relate to exit costs for the consolidation of certain leased facilities.

      SEGMENT LOSS. Segment loss increased $0.6 million, from a loss of $2.6 million for the three months ended March 31, 1999 to a loss of $3.2 million for the three months ended March 31, 2000. Excluding the 1999 special charges of $0.3 million, segment loss would have increased $0.9 million, or 39.1%, from a loss of $2.3 million in 1999. The increase in segment loss was primarily due to an increase in management infrastructure and other turnaround support costs in the Distribution Group and a decline in gross profit resulting from the lower sales volumes of remanufactured engines, partially offset by operating income generated by All Trans, which was acquired in the fourth quarter of 1999.

      OTHER OPERATING UNITS

      The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:


                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                             ---------------------------------------
                                                                    2000                   1999
                                                            --------------------     -----------------
               Net sales........................              $ 19.6     100.0%       $ 13.8   100.0%
                                                            --------      -----       -------    -----
                                                            --------      -----       -------    -----

               Segment profit...................              $  4.1      20.9%       $  2.2    15.9%
                                                            --------      -----       -------    -----
                                                            --------      -----       -------    -----

      NET SALES. Net sales increased $5.8 million, or 42.0%, from $13.8 million for the three months ended March 31, 1999 to $19.6 million for the three months ended March 31, 2000. On a pro forma basis, as if the sale of Mascot had taken place on January 1, 1999, net sales would have increased $6.5 million, or 49.6%, from $13.1 million in 1999. The increase was attributable to increased sales by the Logistics Services and automotive electronic components business units.

      SEGMENT PROFIT. Segment profit increased $1.9 million, or 86.4%, from $2.2 million for the three months ended March 31, 1999 to $4.1 million for the three months ended March 31, 2000. The increase was primarily the result of the increased sales volume as referenced above.


LIQUIDITY AND CAPITAL RESOURCES

      The Company had total cash and cash equivalents on hand of $6.2 million at March 31, 2000. Net cash provided by operating activities was $4.6 million for the three-month period then ended. Net cash used in investing activities was $2.1 million for the period primarily related to capital expenditures for remanufacturing equipment. Net cash used in financing activities of $4.8 million included net payments of $4.5 million made on the Credit Facility and $0.5 million of payments on the Canadian bank line of credit offset by $0.2 million of proceeds from the exercise of stock options.

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

      Amounts outstanding under the Credit Facility bear interest at either the "Alternate Base Rate" or the "Eurodollar Rate" (as defined in the Credit Agreement) plus an applicable margin. As of March 31, 2000, the Alternate Base Rate margin was 1.25% and the Eurodollar margin was 2.25%.

      As of March 31, 2000, the Company's borrowing capacity under the Credit Facility and the Canadian line of credit was $13.8 million and C$3.0 million, respectively. In addition, the Company had cash and cash equivalents on hand of $6.2 million at March 31, 2000.

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

INTEREST RATE EXPOSURE

      Based on the Company's overall interest rate exposure during the three months ended March 31, 2000, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operation or cash flows.

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

           (a)    Exhibits
                  See Exhibit Index on Page 18
           (b)    Reports on Form 8-K
                  During the quarter ended March 31, 2000 the Company filed the following report on Form 8-K:

                  (1) Report dated February 22, 2000 reporting under Item 5
                      financial information as disclosed in securities analysts meetings held on February 22 and 23, 2000. In addition, reporting under Item 7 the Company's press release dated February 22, 1999 regarding fourth quarter and year-end 1999 financial results and certain other information.

                          AFTERMARKET TECHNOLOGY CORP.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AFTERMARKET TECHNOLOGY CORP.


DATE: APRIL 27, 2000                 /S/ BARRY C. KOHN
----------------------               ----------------------------------------
                                     Barry C. Kohn, Chief Financial Officer


* Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

                          AFTERMARKET TECHNOLOGY CORP.



                                  EXHIBIT INDEX





EXHIBIT
NUMBER                        DESCRIPTION                                       ELECTRONIC (E)
-------                       ------------------------------------              --------------
27                            Financial Data Schedules                              (E)