Form 10-Q/A
period 2000-03-31
AFTERMARKET TECHNOLOGY CORP
filed 2000-05-01
CIK 933405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

                          AFTERMARKET TECHNOLOGY CORP.


                                   FORM 10-Q/A

Item 1. ("Financial Statements") of Part I of the Company's Report on Form 10-Q for the quarterly period ended March 31, 2000 is hereby amended to correct the following errors: in "Notes to Consolidated Financial Statements (unaudited) - Note 6. - Reportable Segments" referencing to the last table regarding the restatement of segment data for year ended December 31, 1999 - Segment profit (loss) for the OEM segment of 54,558 and for the Independent Aftermarket segment of (19,153) are changed to 57,891 for the OEM segment and (22,486) for the Independent Aftermarket segment. No other changes were made to the Form 10-Q for the quarterly period ended March 31, 2000 filed by the Company on April 27, 2000.

The Form 10-Q/A, as so amended, reads in its entirety as follows:


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
                                                                   ===========       =========


      In order to conform to the new classifications of the segment data, restated segment information for 1999 and 1998 is presented below:


                                                                    INDEPENDENT
                                                    OEM             AFTERMARKET          OTHER           TOTALS
                                                    ---             -----------          -----           ------
FOR THE YEAR ENDED DECEMBER 31, 1999:
   Revenues from external customers..........       $ 267,534          $ 237,597        $ 59,834        $ 564,965
   Intersegment revenues.....................             656                347               -            1,003
   Depreciation and amortization expense......          8,902              7,724           2,151           18,777
   Special charges............................            975              9,786             570           11,331
   Segment profit (loss).....................          57,891            (22,486)          8,695           44,100

FOR THE YEAR ENDED DECEMBER 31, 1998:
   Revenues from external customers..........       $ 224,882          $ 214,810        $ 47,081        $ 486,773
   Intersegment revenues.....................             720              1,069               -            1,789
   Depreciation and amortization expense......          7,655              5,437           1,628           14,720
   Special charges............................          2,400              4,720               -            7,120
   Segment profit (loss)......................         29,271            (17,011)          4,738           16,998


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


DATE: MAY 1, 2000                    /S/ BARRY C. KOHN
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