Form 10-Q
period 2000-06-30
AFTERMARKET TECHNOLOGY CORP
filed 2000-08-04
CIK 933405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to ____________


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of July 28, 2000, there were 20,739,510 shares of common stock of the Registrant outstanding.

================================================================================

                          AFTERMARKET TECHNOLOGY CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                  Page Number
                                                                                  -----------
PART I.     Financial Information

    Item 1. Financial Statements:

            Consolidated Balance Sheets at June 30, 2000 (unaudited)
            and December 31, 1999 ..................................................      3

            Consolidated Statements of Operations (unaudited) for the Three and Six
            Months Ended June 30, 2000 and 1999 ....................................      4

            Consolidated Statements of Cash Flows (unaudited) for the
            Six Months Ended June 30, 2000 and 1999.................................      5

            Notes to Consolidated Financial Statements (unaudited)..................      6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ....................................     13

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk.............................................................     20

PART II.    Other Information

    Item 3. Defaults Upon Senior Securities.........................................     21

    Item 4. Submission of Matters to a Vote of Security Holders.....................     21

SIGNATURES..........................................................................     22

EXHIBIT INDEX.......................................................................     23

Note: Items 1, 2, 5 and 6 of Part II are omitted because they are not applicable.

                           AFTERMARKET TECHNOLOGY CORP.
                            CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share and per share data)


                                                                                     June 30,        December 31,
                                                                                       2000              1999
                                                                                  ----------------  --------------
                                                                                    (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                       $        7,423    $      8,469
   Accounts receivable, net                                                                57,812          46,266
   Inventories                                                                             31,608          36,289
   Prepaid and other assets                                                                 4,736           2,636
   Refundable income taxes                                                                  3,569               -
   Deferred income taxes                                                                   59,744          14,036
   Net assets of discontinued operations held for sale, net                                41,444          90,532
                                                                                  ----------------  --------------
Total current assets                                                                      206,336         198,228

Property, plant and equipment, net                                                         42,052          39,397
Debt issuance costs, net                                                                    4,670           5,268
Cost in excess of net assets acquired, net                                                177,460         179,974
Other assets                                                                                  219             180
Net assets of discontinued operations held for sale, net                                   16,258         151,878
                                                                                  ----------------  --------------
Total assets                                                                       $      446,995    $    574,925
                                                                                  ================  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                $       31,060    $     35,976
   Accrued expenses                                                                        27,271          32,282
   Income taxes payable                                                                         -           2,685
   Bank line of credit                                                                        481             543
   Credit facility                                                                         24,480          21,760
   Amounts due to acquired companies                                                        2,295           2,384
   Deferred compensation                                                                      696             660
                                                                                  ----------------  --------------
Total current liabilities                                                                  86,283          96,290

12% Series B and D Senior Subordinated Notes                                              111,124         111,214
Amount drawn on credit facility, less current portion                                     162,999         164,799
Amounts due to acquired companies, less current portion                                     8,066           7,759
Deferred compensation, less current portion                                                 3,049           2,944
Other long-term liabilities                                                                   570             707
Deferred income taxes                                                                       8,379          15,068

Stockholders' Equity:
     Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued                -               -
     Common stock, $.01 par value; shares authorized - 30,000,000;
       Issued - 20,911,510 and 20,612,764 (including shares held in treasury)                 209             206
     Additional paid-in capital                                                           136,480         135,894
     Accumulated (deficit) earnings                                                       (67,301)         42,483
     Accumulated other comprehensive loss                                                    (869)           (445)
     Common stock held in treasury, at cost (172,000 shares)                               (1,994)         (1,994)
                                                                                  ----------------  --------------
Total stockholders' equity                                                                 66,525         176,144
                                                                                  ----------------  --------------
Total liabilities and stockholders' equity                                         $      446,995    $    574,925
                                                                                  ================  ==============

SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                   For the three months ended June 30,     For the six months ended June 30,
                                                        2000                 1999             2000                 1999
                                                   ---------------      --------------     -----------       ---------------
                                                                 Unaudited)                         (Unaudited)
Net sales                                          $       82,666       $      82,388      $  169,168        $      158,712
Cost of sales                                              52,781              55,071         106,774               107,287
                                                   ---------------      --------------     -----------       ---------------
Gross profit                                               29,885              27,317          62,394                51,425

Selling, general and
    administrative expense                                 13,308              12,133          26,104                24,373
Amortization of intangible assets                           1,256               1,273           2,513                 2,498
Special charges                                                 -                 575               -                 2,134
                                                   ---------------      --------------     -----------       --------------

Income from operations                                     15,321              13,336          33,777                22,420

Other income (expense), net                                   (38)                (72)             14                    12
Interest expense                                            6,037               5,507          11,873                10,959
                                                   ---------------      --------------     -----------       --------------

Income from continuing operations,
    before income taxes                                     9,246               7,757          21,918                11,473

Income tax expense                                          3,532               2,848           8,373                 4,213
                                                   ---------------      --------------     -----------       --------------

Income from continuing operations                           5,714               4,909          13,545                 7,260

Loss from discontinued operations, net
    of income taxes                                      (120,835)             (3,156)       (123,329)               (4,624)
                                                   ---------------      --------------     -----------       ---------------
Net income (loss)                                  $     (115,121)      $       1,753      $ (109,784)       $        2,636
                                                   ===============      ==============     ===========       ===============

Per common share - basic:
    Income from continuing operations                      $ 0.28              $ 0.24          $ 0.66                $ 0.36
    Loss from discontinued operations                       (5.86)              (0.15)          (5.99)                (0.23)
                                                   ---------------      --------------     -----------       ---------------
   Net income (loss)                               $        (5.58)      $        0.09      $    (5.33)       $         0.13
                                                   ===============      ==============     ===========       ===============

Weighted average number of common shares
    outstanding                                            20,623              20,268          20,581                20,257
                                                   ===============      ==============     ===========       ===============

Per common share - diluted:
    Income from continuing operations              $         0.27       $        0.23      $     0.64        $         0.34
    Loss from discontinued operations                       (5.69)              (0.15)          (5.79)                (0.22)
                                                   ---------------      --------------     -----------       ---------------
   Net income (loss)                               $        (5.42)      $        0.08      $    (5.15)       $         0.12
                                                   ===============      ==============     ===========       ===============

Weighted average number of common and
    common equivalent shares outstanding                   21,246              21,204          21,315                21,101
                                                   ===============      ==============     ===========       ===============

SEE ACCOMPANYING NOTES

                          AFTERMARKET TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                For the six months ended June 30,
                                                                                       2000              1999
                                                                                -----------------    ------------
                                                                                            (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                                                               $       (109,784)    $      2,636
Net loss from discontinued operations                                                    123,329            4,624
                                                                                ----------------     ------------
Net income from continuing operations                                                     13,545            7,260

Adjustments to reconcile net income to
  net cash provided by operating activities - continuing operations:
       Depreciation and amortization                                                       5,899            5,641
       Amortization of debt issuance costs                                                   598              468
       Provision for losses on accounts receivable                                            50               33
       Loss on sale of equipment                                                               9               22
       Deferred income taxes                                                               1,337              349
       Changes in operating assets and liabilities
           (net of businesses sold):
           Accounts receivable                                                           (11,879)          (4,050)
           Inventories                                                                     4,407           (1,910)
           Prepaid and other assets                                                       (2,148)           5,214
           Accounts payable and accrued expenses                                          (8,492)           4,388
                                                                                ----------------     ------------
Net cash provided by operating activities -  continuing operations                         3,326           17,415
                                                                                ----------------     ------------
Net cash provided by (used in) operating activities - discontinued operations                923           (8,295)
                                                                                ----------------     ------------
INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                                (5,274)          (4,552)
Proceeds from sale of business                                                                 -            3,808
Proceeds from sale of equipment                                                              244              101
                                                                                ----------------     ------------
Net cash used in investing activities -  continuing operations                            (5,030)            (643)
                                                                                ----------------     ------------
Net cash used in investing activities -  discontinued operations                          (1,508)         (10,032)
                                                                                ----------------     ------------
FINANCING ACTIVITIES:
Borrowings on credit facility, net                                                           920            6,179
Payments on bank line of credit, net                                                         (51)          (1,590)
Payment of debt issuance costs                                                                 -             (520)
Proceeds from exercise of stock options                                                      378              258
Payments on amounts due to acquired companies                                               (100)          (1,489)
                                                                                ----------------     ------------
Net cash provided by financing activities                                                  1,147            2,838
                                                                                ----------------     ------------
Effect of exchange rate changes on cash and cash equivalents                                  96              (21)
                                                                                ----------------     ------------
Increase (decrease) in cash and cash equivalents                                          (1,046)           1,262

Cash and cash equivalents at beginning of period                                           8,469              580
                                                                                ----------------     ------------
Cash and cash equivalents at end of period                                      $          7,423     $      1,842
                                                                                ================     ============

Cash paid during the period for:
       Interest                                                                 $         15,246     $      12,097
       Income taxes, net                                                                   3,555            (3,386)

SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.

                   Notes to Consolidated Financial Statements
                          (In thousands and unaudited)

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain prior-year amounts have been reclassified to conform to the 2000 presentation.

NOTE 2: INVENTORIES

         Inventories for the continuing operations consist of the following:


                                                     JUNE 30, 2000     DECEMBER 31, 1999
                                                     -------------     -----------------
Raw materials, including core inventories.........    $   25,138           $  28,284
Work-in-process...................................         1,889               1,855
Finished goods....................................         4,581               6,150
                                                     -------------     -----------------
                                                      $   31,608           $  36,289
                                                     =============     =================

NOTE 3: DISCONTINUED INDEPENDENT AFTERMARKET SEGMENT

         On August 3, 2000, the Company adopted a plan to discontinue the Independent Aftermarket segment of its business, which contains the Distribution Group and its remanufactured engines business. The Company is planning to sell the Distribution Group, which sells transmission repair kits, soft parts, remanufactured torque converters and transmissions and both new and remanufactured hard parts used in drive train repairs primarily to independent transmission rebuilders and to a lesser extent to general repair shops, wholesale distributors and retail automotive parts stores, by June 30, 2001. In addition, the Company is planning to sell its remanufactured engines business, which remanufactures and distributes domestic and foreign engines primarily to general repair shops and retail automotive parts stores, by June 30, 2001. A provision for anticipated losses on discontinued operations through disposal date is based on management's estimates and is included in the current period.

         The estimated loss on disposal of the Independent Aftermarket is $114,849 (net of tax benefit of $59,164). The pre-tax loss on disposal of $174,013 consists of an estimated loss on disposal of the segment of $160,748 and a provision of $13,265 for anticipated losses from June 30, 2000 until disposal. The loss on disposal includes the write-off of goodwill, provisions for the valuation of certain assets, and anticipated costs of disposal including lease terminations, severance, retention and other employee benefits, professional fees and other costs directly associated with the discontinuance.

         The consolidated statements of operations have been restated to report the operating results of the Independent Aftermarket segment as discontinued operations and accordingly, their results have been excluded from continuing operations for all periods presented. Net sales from the Independent Aftermarket were $60,278 and $58,815 for the three months ended June 30, 2000 and 1999, respectively. Net sales from the Independent Aftermarket were $123,736 and $117,689 for the six months ended June 30, 2000 and 1999, respectively. Interest expense for the three and six month periods ended June 30, 2000 has been allocated to the discontinued operations based on the anticipated cash proceeds from the sale of the segment. Interest expense for the three and six month periods ended June 30, 1999 has been allocated to the discontinued operations based on the anticipated cash proceeds from the sale of the segment, less the amount of debt attributable to the acquisition of All Trans in the fourth quarter of 1999. These allocations amounted to $1,967 and $1,000 for the three months ended June 30, 2000 and 1999, respectively and $3,886 and $1,840 for the six months ended June 30, 2000 and 1999, respectively.

         Details of the loss recorded from discontinued operations are as follows:


                                                   For the three months ended    For the six months ended
                                                             June 30,                     June 30,
                                                   --------------------------    ------------------------
                                                     2000           1999          2000            1999
                                                   --------       --------       --------       --------
Loss from operations .......................       $  8,649       $  4,761       $ 12,848       $  7,005
Income tax benefit .........................          2,663          1,605          4,368          2,381
                                                   --------       --------       --------       --------
Loss from operations, net of income taxes...          5,986          3,156          8,480          4,624
                                                   --------       --------       --------       --------

Loss from disposal .........................        160,748              -        160,748              -
Loss from operations during phase-out period         13,265              -         13,265              -
Income tax benefit..........................         59,164              -         59,164              -
                                                   --------       --------       --------       --------
Loss from disposal, net of income taxes ....        114,849              -        114,849              -
                                                   --------       --------       --------       --------
Loss from discontinued operations, net of
income taxes ...............................       $120,835       $  3,156       $123,329       $  4,624
                                                   ========       ========       ========       ========

         The net assets of discontinued operations held for sale in the balance sheets include the following:

                                                                   JUNE 30, 2000         DECEMBER 31, 1999
                                                                   -------------         -----------------
Accounts receivable, net...................................        $     25,190           $      24,520
Inventories, net...........................................              83,209                  84,213
Other current assets.......................................               3,314                   3,476
Property, plant and equipment, net.........................              31,492                  35,972
Cost in excess of net assets acquired, net.................             113,529                 115,065
Other, net.................................................                 512                     841
Accounts payable...........................................             (15,316)                (11,151)
Accrued expenses...........................................             (10,215)                (10,526)
                                                                   ------------           -------------
                                                                        231,715                 242,410
Valuation allowances for losses on net assets..............            (149,059)                      -
                                                                   ------------           -------------
Net realizable value of net assets from discontinued
  operations...............................................              82,656                 242,410
Estimated accrued losses and other costs from discontinued
  operations...........................................                 (24,954)                      -
                                                                   ------------           -------------
Net assets of discontinued operations held for sale........        $     57,702           $     242,410
                                                                   ============           =============

NOTE 4: CREDIT FACILITY

         In March 1998, the credit agreement for the Company's $100.0 million credit facility with The Chase Manhattan Bank, as agent (the "Bank"), was amended and restated to provide for a new credit facility comprised of a $100.0 million line of credit (the "Revolver") and a $120.0 million term loan (the "Term Loan") (collectively, the "Credit Facility") to finance the Company's working capital requirements, the March 1998 acquisition of the OEM Division of Autocraft Industries, Inc. and future acquisitions. In December 1999, the Company's credit agreement was amended to allow for an additional $10.0 million in borrowings under the Term Loan. Amounts advanced under the Credit Facility are secured by substantially all the assets of the Company. Amounts outstanding under the Term Loan are payable in quarterly installments through December 31, 2003. Amounts advanced under the Revolver become due on December 31, 2003. The Company may prepay outstanding advances under the Revolver or the Term Loan in whole or in part without incurring any premium or penalty. At June 30, 2000, $92.5 million and $95.0 million was outstanding under the Term Loan and Revolver, respectively.

         During 1998, in order to convert $50.0 million of its Credit Facility to a fixed rate, the Company entered into a series of interest rate swap agreements scheduled to mature during July 2003. During 1999, the Company revised the maturity dates on $35.0 million of the swap agreements to January 2001 in exchange for proceeds of $0.6 million. The proceeds were recorded as a deferred gain and are being amortized over the original life of the interest rate swap agreements.

         Based on its operating results during 2000 and in conjunction with the decision to discontinue the Independent Aftermarket segment (see Note 3.), the Company was in technical default of the net worth, leverage and interest coverage covenants of the Credit Facility and the Company's interest rate swap agreement as of June 30, 2000. Due to the defaults, the Company was not able to borrow under the Credit Facility. The Company has obtained from its lenders waivers of the various defaults and certain amendments to the Credit Facility and the interest rate swap agreement (See Note 10.)

NOTE 5: BANK LINE OF CREDIT

         The revolving credit agreement with the Bank of Montreal (the "BOM Revolving Credit Agreement") contains certain covenants, including a tangible net worth covenant for the results of the Company's Canadian subsidiary, and provides for cross-default in the event of a default under the Company's Credit Facility (see Note 4.) As of June 30, 2000, the Company was in technical default of the BOM Revolving Credit Agreement due to the cross-default provision and was restricted from making further borrowings. The Company has obtained the necessary amendments and waivers to cure the default on its Credit Facility and the cross-default provision of the BOM Revolving Credit Agreement (See Note 10.)

NOTE 6. REPORTABLE SEGMENTS

         The Company has one reportable segment: Original Equipment Manufacturer ("OEM") segment. The Company's OEM segment consists of four operating units that primarily sell remanufactured transmissions directly to the OEMs. Other operating units, which are not reportable segments consist of: an automotive electronic parts remanufacturing and distribution business; warehouse, distribution and turnkey order fulfillment and information services for AT&T Wireless Services; and a material recovery processing and Internet-based auction business primarily for Ford Motor Company.

         The Company evaluates performance based upon income from operations. The reportable segment and "other" business units' accounting policies are the same as those of the Company.

         As a result of the decision to discontinue the Independent Aftermarket, the management fees previously allocated to this discontinued segment have been re-allocated to continuing operations. Concurrently, and to more accurately reflect segment financial performance, the Company has revised its methodology from a partial to a full allocation of budgeted corporate office expenses. Allocation percentages for each business unit are based on full year estimated profit before tax. These revisions have been incorporated for all periods presented.

         The reportable segment and "other" business units are managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:


                                                 OEM            Other         Totals
                                                 ---            -----         ------
FOR THE THREE MONTHS ENDED JUNE 30, 2000:
   Revenues from external customers .....       $ 62,758       $ 19,908       $ 82,666
   Segment profit .......................         11,961          3,225         15,186

FOR THE SIX MONTHS ENDED JUNE 30, 2000:
   Revenues from external customers .....       $129,693       $ 39,475       $169,168
   Segment profit .......................         26,959          6,626         33,585


                                                 OEM            Other         Totals
                                                 ---            -----         ------
FOR THE THREE MONTHS ENDED JUNE 30, 1999:
   Revenues from external customers .....       $ 68,596       $ 13,792       $ 82,388
   Special charges ......................             --             80             80
   Segment profit .......................         12,385          1,537         13,922

FOR THE SIX MONTHS ENDED JUNE 30, 1999:
   Revenues from external customers .....       $131,069       $ 27,643       $158,712
   Special charges ......................             --             80             80
   Segment profit .......................         21,258          3,380         24,638

      A reconciliation of the reportable segments to consolidated net sales and income from operations are as follows:


                                                                       For the                           For the
                                                             Three months ended June 30,        Six months ended June 30,
                                                             ---------------------------        -------------------------
                                                                2000             1999            2000             1999
                                                                ----             ----            ----             ----
NET SALES:
   External revenues from reportable segment.............    $  62,758        $  68,596        $ 129,693       $ 131,069
   Other revenues........................................       19,908           13,792           39,475          27,643
                                                             ---------        ---------        ---------       ---------
              Consolidated net sales.....................    $  82,666        $  82,388        $ 169,168       $ 158,712
                                                             =========        =========        =========       =========
PROFIT:
   Total profit for reportable segment...................    $  11,961        $  12,385        $  26,959       $  21,258
   Other profit..........................................        3,225            1,537            6,626           3,380
   Unallocated amounts:
         Special charges.................................            -             (495)               -          (2,054)
         Corporate (expense) profit......................          387              111              690             232
         Depreciation and amortization...................         (252)            (202)            (498)           (396)
                                                             ---------        ---------        ---------       ---------
              Income from operations.....................     $ 15,321        $  13,336        $  33,777       $  22,420
                                                             =========        =========        =========       =========

NOTE 7: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                 For the three months ended   For the six months ended
                                                          June 30,                   June 30,
                                                 --------------------------   ------------------------
                                                    2000         1999          2000            1999
                                                  -------       -------       -------       ----------
Numerator:
Income from continuing operations .........       $ 5,714       $ 4,909       $13,545        $ 7,260
                                                  =======       =======       =======        =======
Denominator:
Weighted-average common shares outstanding         20,623        20,268        20,581         20,257
Effect of stock options and warrants ......           623           936           734            844
                                                  -------       -------       -------        -------
Denominator for diluted earnings per common
share .....................................        21,246        21,204        21,315         21,101
                                                  =======       =======       =======        =======

Basic earnings per common share ...........       $  0.28       $  0.24       $  0.66        $  0.36
Diluted earnings per common share .........          0.27          0.23          0.64           0.34

NOTE 8: SPECIAL CHARGES

         Commencing in 1998, the Company implemented certain initiatives designed to improve operating efficiencies and reduce costs. In the second quarter of 1998 the Company recorded $3,580 in special charges, of which $135 was charged to continuing operations and $3,445 was charged to discontinued operations, related to these initiatives. These charges consisted of $1,085 of restructuring charges and $2,495 of other charges. The restructuring charges included $822 of severance costs for 11 people and $263 of exit costs. The severance costs were incurred in connection with the reorganization of the management structure in the Independent Aftermarket segment, centralization of its Management Information Systems ("MIS") operations and certain other personnel matters. The exit costs were incurred to consolidate the Company's Joplin and Springfield, Missouri engine remanufacturing lines into the Springfield facility. The other charges consisted of $2,044 of idle facility costs incurred at the Joplin facility due to the consolidation of the remanufacturing lines and $451 of relocation costs related to the centralization of the Independent Aftermarket segment's management team and to centralize its MIS operations.

         In the fourth quarter of 1998, the Company recorded an additional $5,164 in special charges, of which $3,889 was charged to continuing operations and $1,275 was charged to discontinued operations. These charges consisted of $2,764 in restructuring costs and $2,400 in non-income related taxes. The $2,764 restructuring cost includes $1,868 of severance costs for seven people, $596 of exit costs and $300 of other costs. The severance costs were incurred in connection with the replacement of the Company's Chief Executive Officer and other members of management as well as additional reorganization of the Independent Aftermarket segment's management structure. The non-income related tax charge is due to a state's 1998 interpretation of tax laws. This interpretation was applied retroactively to prior fiscal years. Due to a change in distribution operations, the Company's exposure to the effect of this tax interpretation will be significantly reduced in future tax periods.

         In the first quarter of 1999, the Company recorded special charges of $1,900, of which $1,559 was charged to continuing operations and $341 was charged to discontinued operations. These charges consisted of $1,559 of severance costs for five people related to its management reorganization and $341 of exit costs related to the consolidation of certain of the Company's distribution centers.

         In the second quarter of 1999, the Company recorded special charges of $2,100, of which $575 was charged to continuing operations and $1,525 was charged to discontinued operations. These charges consisted of $1,130 of exit costs related to the consolidation of certain of the Company's distribution centers, $700 of other costs primarily related to the Company's management reorganization and $270 of severance costs for seven people. The severance costs were also related to the Company's management reorganization.

         In the fourth quarter of 1999, the Company recorded $9,763 of special charges, of which $1,843 was charged to continuing operations and $7,920 was charged to discontinued operations, primarily related to the initiation of five actions. First, the Company recorded $4,587 of costs primarily related to distribution center, distribution branch and manufacturing plant consolidations within its Independent Aftermarket segment, consisting of $1,930 of inventory write-downs classified as Cost of Sales - Special Charges, $950 of severance costs for 198 people, $940 of costs related to the write-down of fixed assets and $767 of exit costs. Second, the Company recorded $3,333 of costs associated with the narrowing of its Independent Aftermarket segment's engine product offerings, consisting of $2,852 of inventory write-downs classified as Cost of Sales - Special Charges, $173 of severance costs for 31 people, $119 of exit costs and $189 of costs related to the write-down of certain assets. Third, the Company recorded $850 of costs to exit an OEM segment plant consisting of $500 of costs related to the write-down of fixed assets and $350 of severance costs for 130 people. Fourth, the Company recorded $490 of costs related to its electronics business unit consisting of $168 related to the write-down of accounts receivable balances from customers the business unit no longer services, $164 of severance costs for nine people, $113 of inventory write-downs classified as Cost of Sales - Special Charges and $45 of other costs. Fifth, the Company recorded $503 of severance costs for 30 people, primarily related to the Company's management reorganization.

         The following table summarizes the provisions and reserves for restructuring and special charges:


                                                                               Loss on
                                          Termination       Exit / Other     Write-Down
                                            Benefits           Costs          of Assets        Total
                                          -----------       ------------     -----------     ---------
Provision 1998.....................         $ 2,690          $  6,054        $       -       $   8,744
Payments 1998......................            (822)           (2,528)               -          (3,350)
                                            -------          --------        ---------       ---------
Reserve at December 31, 1998.......           1,868             3,526                -           5,394
Provision 1999.....................           3,969             3,102            6,692          13,763
Payments 1999......................          (2,425)           (2,565)               -          (4,990)
Asset write-offs 1999..............               -                 -             (975)           (975)
                                            -------          --------        ---------       ---------
Reserve at December 31, 1999.......           3,412             4,063            5,717          13,192
Payments 2000......................          (2,105)           (1,494)               -          (3,599)
Asset write-offs 2000..............               -                 -           (3,758)         (3,758)
Discontinued operations............               -                 -           (1,959)         (1,959)
                                            -------          --------        ---------       ---------
Reserve at June 30, 2000...........         $ 1,307          $  2,569        $       -       $   3,876
                                            =======          ========        =========       =========

         The entire June 30, 2000 reserve balance is classified as accrued expenses.

NOTE 9: COMPREHENSIVE INCOME

         The following table sets forth the computation of comprehensive income for the three and six months ended June 30, 2000 and 1999, respectively:


                                              For the three months ended     For the six months ended
                                                       June 30,                     June 30,
                                              --------------------------     ---------------------------
                                                 2000             1999             2000          1999
                                              -----------    -----------     -------------    ----------
Net income (loss).......................      $ (115,121)    $     1,753     $   (109,784)    $    2,636
Other comprehensive income (loss):
Translation adjustment, net of related
taxes.....................................          (375)             53             (424)           225
                                              ----------     -----------     -------------    ----------
Total comprehensive income (loss)...........  $ (115,496)    $     1,806     $   (110,208)    $    2,861
                                              ==========     ===========     ============     ==========

NOTE 10: SUBSEQUENT EVENTS

         In August 2000, the Company obtained from its lenders, waivers of the various defaults under the Credit Facility as of June 30, 2000 and certain amendments to the Credit Facility and interest rate swap agreements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1999.

         Due to the Company's decision to exit the Independent Aftermarket segment, the consolidated statements of operations have been restated to report the operating results of the Independent Aftermarket segment as discontinued operations and accordingly, their results have been excluded from the continuing operations for all periods presented. With the exception of the discussion on discontinued operations, the discussion below relates to the continuing operations of the Company.

         Income from continuing operations increased $0.8 million, or 16.3%, from $4.9 million for the three months ended June 30, 1999 to $5.7 million for the three months ended June 30, 2000. Excluding special charges of $0.4 million (net of tax) recorded during the three months ended June 30, 1999, income from continuing operations increased $0.4 million, or 7.5%, from $5.3 million for the three months ended June 30, 1999. This increase was primarily attributable to an increase in profitability due to substantial growth in the Company's Logistics Services business unit during 2000 as compared to 1999. Net income from continuing operations per diluted share was $0.27 for the three months ended June 30, 2000 as compared to $0.23 per diluted share for the three months ended June 30, 1999. Excluding the special charges, net income from continuing operations per diluted share was $0.25 for the three months ended June 30, 1999.

NET SALES

         Net sales from continuing operations increased $0.3 million, or 0.4%, from $82.4 million for the three months ended June 30, 1999 to $82.7 million for the three months ended June 30, 2000. This increase was primarily attributable to increased revenues in the Company's Logistic Services and Electronics business units, partially offset by a decrease in sales in the Company's OEM segment.

         Sales to DaimlerChrysler from continuing operations accounted for 33.5% and 32.1% of the Company's revenues from continuing operations for the three months ended June 30, 1999 and 2000, respectively. Sales to Ford accounted for 34.1% and 32.6% of the Company's revenues from continuing operations for the three months ended June 30, 1999 and 2000, respectively.

GROSS PROFIT

         Gross profit from continuing operations increased $2.6 million, or 9.5%, from $27.3 million for the three months ended June 30, 1999 to $29.9 million for the three months ended June 30, 2000. This increase was principally due to significant revenue growth in the Company's Logistic Services business and improved cost performance in its Electronics business unit, partially offset by a decline in volume in the OEM segment. Gross profit as a percentage of net sales increased from 33.2% for the three months ended June 30, 1999 to 36.2% for the three months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") from continuing operations increased $1.2 million, or 9.9%, from $12.1 million for the three months ended June 30, 1999 to $13.3 million for the three months ended June 30, 2000, primarily attributable to the significant growth experienced by the Company's Logistics Services business. As a percentage of net sales, SG&A expenses increased from 14.7% to 16.1% between the two periods.

AMORTIZATION OF INTANGIBLE ASSETS

         Amortization of intangible assets from continuing operations remained constant at $1.3 million for the three months ended June 30, 1999 and 2000.

SPECIAL CHARGES

         During the three months ended June 30, 1999, the Company incurred $0.6 million of special charges from continuing operations. These charges consisted of $0.5 million of severance and other costs related to the reorganization of certain management functions as well as $0.1 million of exit costs in the Electronics business unit.

INCOME FROM OPERATIONS

         Income from operations from continuing operations increased $2.0 million, or 15.0%, from $13.3 million for the three months ended June 30, 1999 to $15.3 million for the three months ended June 30, 2000, principally as a result of the factors described above. As a percentage of net sales, income from operations increased from 16.2% to 18.5%, between the two periods.

INTEREST EXPENSE

         Interest expense from continuing operations increased $0.5 million, or 9.1%, from $5.5 million for the three months ended June 30, 1999 to $6.0 million for the three months ended June 30, 2000. The increase primarily resulted from an overall increase in interest rates in 2000 as compared to 1999. Interest expense of $2.0 million for the three month period ended June 30, 2000 has been allocated to the discontinued operations based on the anticipated cash proceeds from the sale of the segment. Interest expense of $1.0 million for the three month period ended June 30, 1999 has been allocated to the discontinued operations based on the anticipated cash proceeds from the sale of the segment, less the amount of debt attributable to the acquisition of All Trans in the fourth quarter of 1999.

DISCONTINUED OPERATIONS

         On August 3, 2000, the Company adopted a plan to discontinue the Independent Aftermarket segment of its business, comprised of the Distribution Group and the remanufactured engines business. The Company plans to sell the Distribution Group and the remanufactured engines business by June 30, 2001. Management believes that the exit from this segment, which provides the opportunity to reduce debt and generates a significant tax shelter, offers a strategic opportunity to focus resources on the businesses of the Company that are profitable and have greater growth potential. As a result of the decision to exit the Independent Aftermarket, the Company recorded a charge of $114.8 million for the loss on disposal of discontinued operations, net of tax benefits of $59.2 million, during the three months ended June 30, 2000. The pre-tax charge of $174.0 million includes the write-off of goodwill, valuation allowances for certain assets, provisions for anticipated operating losses until disposal of $13.3 million, and anticipated costs of disposal, including lease terminations, severance, retention and other employee benefits and professional fees. Additionally, the loss from discontinued operations includes a loss of $6.0 million, net of income tax benefits of $2.7 million, from the operations of the Independent Aftermarket segment during the three months ended June 30, 2000.

         OEM SEGMENT

         The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:


                                                      For the three months ended June 30,
                                                      -----------------------------------
                                                            2000                1999
                                                      -----------------    --------------
         Net sales.............................       $ 62.8     100.0%    $ 68.6  100.0%
                                                      ======     ======    ======  ======
         Segment profit........................       $ 12.0      19.1%    $ 12.4   18.1%
                                                      ======     ======    ======  ======

         NET SALES. Net sales decreased $5.8 million, or 8.5%, from $68.6 million for the three months ended June 30, 1999 to $62.8 million for the three months ended June 30, 2000. This decrease was the result of a combination of factors, including (i) an overall softness in demand for remanufactured transmissions resulting from a relatively mild winter and OEM to end user price increases, (ii) a decline in shipments of Asian car model remanufactured transmissions due to a general improvement in their quality, delays in the introduction of new model years and production delays due to component shortages, and (iii) decreased sales of engines and related parts in the segment's European operations.

         Sales to DaimlerChrysler accounted for 40.3% and 42.3% of segment revenues for the three months ended June 30, 1999 and 2000, respectively. Sales to Ford accounted for 37.9% and 39.5% of segment revenues for the three months ended June 30, 1999 and 2000, respectively.

         SEGMENT PROFIT. Segment profit decreased $0.4 million, or 3.2%, from $12.4 million (18.1% of OEM net sales) for the three months ended June 30, 1999 to $12.0 million (19.1% of OEM net sales) for the three months ended June 30, 2000. This decrease is primarily the result of the decline in volume, partially offset by improved yield on remanufactured transmissions, favorable material variances, the benefit of cost reduction initiatives over the past 12 months and lower allocated management fees in 2000 as compared to 1999.

         OTHER OPERATING UNITS

         The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:


                                                            For the three months ended June 30,
                                                            -----------------------------------
                                                                    2000              1999
                                                            ---------------      --------------
               Net sales.............................       $19.9    100.0%      $ 13.8  100.0%
                                                            =====    ======      ======  ======
               Special charges.......................       $   -        -%      $  0.1    0.7%
                                                            =====    ======      ======  ======
               Segment profit........................       $ 3.2     16.1%      $  1.5   10.9%
                                                            =====    ======      ======  ======

         NET SALES. Net sales increased $6.1 million, or 44.2%, from $13.8 million for the three months ended June 30, 1999 to $19.9 million for the three months ended June 30, 2000. This increase was primarily attributable to increased revenues in the Company's Logistics Services business unit, driven by the strong growth in the market for cellular phones and services.

         SEGMENT PROFIT. Segment profit before special charges increased $1.6 million, or 100.0%, from $1.6 million for the three months ended June 30, 1999 to $3.2 million for the three months ended June 30, 2000. This increase was primarily the result of the increased volume in the Logistics Services business unit, combined with the benefit of restructuring initiatives implemented in the Electronics business unit in late 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1999.

         Income from continuing operations increased $6.2 million, or 84.9%, from $7.3 million for the six months ended June 30, 1999 to $13.5 million for the six months ended June 30, 2000. Excluding special charges of $1.3 million (net of tax) recorded during the six months ended June 30, 1999, income from continuing operations increased $4.9 million, or 57.0%, from $8.6 million for the six months ended June 30, 1999. This increase was primarily attributable to an increase in profitability of the Company's OEM segment combined with the significant growth experienced in its Logistics Services business unit during 2000 as compared to 1999. Income from continuing operations per diluted share was $0.64 for the six months ended June 30, 2000 as compared to $0.34 per diluted share for the six months ended June 30, 1999. Excluding the special charges, income from continuing operations per diluted share was $0.41 for the six months ended June 30, 1999.

NET SALES

         Net sales from continuing operations increased $10.5 million, or 6.6%, from $158.7 million for the six months ended June 30, 1999 to $169.2 million for the six months ended June 30, 2000. The increase was primarily attributable to increased revenues in the Company's Logistics Services business unit.

         Sales to DaimlerChrysler from continuing operations accounted for 32.5% and 34.3% of the Company's revenues for the six months ended June 30, 1999 and 2000, respectively. Sales to Ford accounted for 33.6% and 30.6% of the Company's revenues for the six months ended June 30, 1999 and 2000, respectively.

GROSS PROFIT

         Gross profit from continuing operations increased $11.0 million, or 21.4%, from $51.4 million for the six months ended June 30, 1999 to $62.4 million for the six months ended June 30,

2000. This increase was principally due to increased revenues in the Logistics Services business unit, improved yield and favorable mix of remanufactured transmissions, favorable material variances and the benefit of cost reduction initiatives implemented over the past twelve months. As a result, gross profit as a percentage of net sales increased from 32.4% to 36.9% between the two periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses ("SG&A") from continuing operations increased $1.7 million, or 7.0%, from $24.4 million for the six months ended June 30, 1999 to $26.1 million for the six months ended June 30, 2000. The increase is primarily the result of the significant growth being experienced in the Company's Logistics Services business unit, partially offset by the benefit of cost reductions implemented in other business units. As a percentage of net sales, SG&A expenses remained constant at 15.4% for the two periods.

AMORTIZATION OF INTANGIBLE ASSETS

         Amortization of intangible assets from continuing operations remained constant at $2.5 million for the six months ended June 30, 1999 and 2000.

SPECIAL CHARGES

         During the six months ended June 30, 1999, the Company incurred $2.1 million of special charges from continuing operations. These charges consisted of $2.0 million of severance and other costs related to the Company's reorganization of certain management functions and $0.1 million of exit costs in the Electronics business unit.

INCOME FROM OPERATIONS

         Income from operations from continuing operations increased $11.4 million, or 50.9%, from $22.4 million for the six months ended June 30, 1999 to $33.8 million for the six months ended June 30, 2000, principally as a result of the factors described above. As a percentage of net sales, income from operations increased from 14.1% to 20.0%, between the two periods.

INTEREST EXPENSE

         Interest expense from continuing operations increased $0.9 million, or 8.2%, from $11.0 million for the six months ended June 30, 1999 to $11.9 million for the six months ended June 30, 2000. The increase primarily resulted from an overall increase in interest rates in 2000 as compared to 1999. Interest expense of $3.9 million for the six month period ended June 30, 2000 has been allocated to the discontinued operations based on the anticipated cash proceeds from the sale of the segment. Interest expense of $1.8 million for the six month period ended June 30, 1999 has been allocated to the discontinued operations based on the anticipated cash proceeds from the sale of the segment, less the amount of debt attributable to the acquisition of All Trans in the fourth quarter of 1999.

DISCONTINUED OPERATIONS

         As a result of the decision to exit the Independent Aftermarket segment, the Company recorded a charge of $114.8 million for the loss on disposal of discontinued operations, net of tax benefits of $59.2 million, during the six months ended June 30, 2000. The pre-tax charge of $174.0 million includes the write-off of goodwill, valuation allowances for certain assets, provisions for anticipated operating losses until disposal of $13.3 million, and anticipated costs of disposal, including lease terminations, severance, retention and other employee benefits and professional fees. Additionally, the loss from discontinued operations includes a loss of $8.5 million, net of income tax benefits of $4.4 million, from the operations of the Independent Aftermarket segment during the six months ended June 30, 2000.

         OEM SEGMENT

         The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:


                                                          For the six months ended June 30,
                                                          ---------------------------------
                                                               2000               1999
                                                          ---------------   ----------------
              Net sales.............................      $ 129.7  100.0%   $ 131.1   100.0%
                                                          =======  =====    =======   =====
              Segment profit........................      $  27.0   20.8%   $  21.3    16.2%
                                                          =======  =====    =======   =====

         NET SALES. Net sales decreased $1.4 million, or 1.1%, from $131.1 million for the six months ended June 30, 1999 to $129.7 million for the six months ended June 30, 2000. The decrease was primarily the result of (i) a decline in sales of remanufactured transmissions to General Motors due to the contract termination on an unprofitable model type, (ii) a decline in shipments of Asian car model remanufactured transmissions due to a general improvement in their quality, delays in the introduction of new model years and production delays due to component shortages, and (iii) decreased sales of engines and related parts in the segment's European operations, partially offset by an increase in the volume and yield on sales of remanufactured transmissions to DaimlerChrysler.

         Sales to DaimlerChrysler accounted for 39.4% and 44.7% of segment revenues for the six months ended June 30, 1999 and 2000, respectively. Sales to Ford accounted for 37.0% and 36.7% of segment revenues for the six months ended June 30, 1999 and 2000, respectively.

      SEGMENT PROFIT. Segment profit increased $5.7 million, or 26.8%, from $21.3 million (16.2% of OEM net sales) for the six months ended June 30, 1999 to $27.0 million (20.8% of OEM net sales) for the six months ended June 30, 2000. The increase was primarily the result of the changes in sales volume and mix of remanufactured transmissions as referenced above, coupled with improved yield, favorable material variances, the benefit of cost reduction initiatives over the past 12 months and lower allocated management fees in 2000 as compared to 1999.

         OTHER OPERATING UNITS

         The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:


                                                            For the six months ended June 30,
                                                            ---------------------------------
                                                                 2000              1999
                                                            ---------------  ----------------
               Net sales.............................       $  39.5  100.0%  $  27.6   100.0%
                                                            =======  =====   =======   =====
               Special charges.......................       $     -      -%  $   0.1     0.4%
                                                            =======  =====   =======   =====
               Segment profit........................       $   6.6   16.7%  $   3.4    12.3%
                                                            =======  =====   =======   =====

         NET SALES. Net sales increased $11.9 million, or 43.1%, from $27.6 million for the six months ended June 30, 1999 to $39.5 million for the six months ended June 30, 2000. This increase was primarily attributable to increased sales in the Logistics Services business unit, driven by the strong growth in the market for cellular phones and services.

         SEGMENT PROFIT. Segment profit increased $3.2 million, or 94.1%, from $3.4 million for the six months ended June 30, 1999 to $6.6 million for the six months ended June 30, 2000. This increase was primarily the result of the increased volume in the Logistics Services business unit, combined with the benefit of restructuring initiatives implemented in the Electronics business unit in late 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had total cash and cash equivalents on hand of $7.4 million at June 30, 2000. Net cash provided by operating activities from continuing operations was $3.3 million for the six-month period. Net cash used in investing activities from continuing operations was $5.0 million for the period, which consisted of $5.3 million in capital expenditures largely for remanufacturing equipment, partially offset by $0.3 million of proceeds from the sale of equipment. Net cash provided by financing activities of $1.1 million was primarily from net borrowings of $0.9 million made under the Credit Facility and $0.4 million of proceeds from the exercise of stock options, partially offset by $0.1 million in payment of the Canadian bank line of credit and $0.1 million in payment of amounts due to acquired companies.

         Based on its operating results during 2000 and in conjunction with the decision to discontinue the Independent Aftermarket segment, the Company was in technical default of the net worth, leverage and interest coverage covenants of the Credit Facility and the Company's interest rate swap agreement as of June 30, 2000. This resulted in a cross default under the line of credit for the Company's Canadian subsidiary. Due to the defaults, the Company was prohibited from further borrowings under the Credit Facility and its Canadian line of credit. The Company has obtained from its lenders waivers of the various defaults and certain amendments to the Credit Facility and the interest rate swap agreement that the Company believes will enable it to comply with the covenants in the future.

         As required under the terms of the Credit Facility, the Company will utilize the cash proceeds from the sale of its discontinued businesses to make prepayments on the Term Loan. Any remaining balances outstanding on the term loan will be amortized ratably in quarterly installments through December 31, 2003.

         Amounts outstanding under the Credit Facility bear interest at either the "Alternate Base Rate" or the "Eurodollar Rate" (as defined in the Credit Agreement) plus an applicable margin. At June 30, 2000 the Alternate Base Rate margin was 1.25% and the Eurodollar margin was 2.25%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company does not hold or issue derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them is material to the Company. The Company uses interest rate swaps to convert variable rate debt to fixed rate debt to reduce volatility risk. For additional discussion regarding the Company's use of such instruments, see Item 1. "Notes to Consolidated Financial Statements--Note 4."

INTEREST RATE EXPOSURE

         Based on the Company's overall interest rate exposure during the six months ended June 30, 2000, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operation or cash flows.

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

Item 3.  Defaults Upon Senior Securities.

         Based on its operating results during 2000 and in conjunction with the decision to discontinue the Independent Aftermarket segment, the Company was in technical default of the net worth, leverage and interest coverage covenants of the Credit Facility and the Company's interest rate swap agreement as of June 30, 2000. This resulted in a cross default under the line of credit for the Company's Canadian subsidiary. Due to the defaults, the Company was prohibited from further borrowings under the Credit Facility and the Canadian line of credit. In August 2000, the Company obtained from its lenders waivers of the various defaults and certain amendments to the Credit Facility and the interest rate swap agreement that the Company believes will enable it to comply with the covenants in the future.

Item 4.  - Submission of Matters to a Vote of Security Holders

         The 2000 annual meeting of stockholders of the Company was held on May 10, 2000 for the purpose of the following: (i) electing ten directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified and (ii) approval of the adoption of the 2000 Stock Incentive Plan.

         The following directors were elected by the following vote:


                                                       Votes
                                          ------------------------------
                                             For                 Against
                                             ---                 -------
         Robert Anderson                  19,132,277            336,985
         Richard R. Crowell               17,947,827          1,521,435
         Michael T. DuBose                19,137,277            331,985
         Dale F. Frey                     19,137,277            331,985
         Mark C. Hardy                    19,137,277            331,985
         Dr. Michael J. Hartnett          19,137,277            331,985
         Gerald L. Parsky                 18,160,875          1,308,387
         Richard K. Roeder                18,477,875            991,387
         William A. Smith                 19,137,277            331,985
         J. Richard Stonesifer            19,137,277            331,985

         The proposal to approve the adoption of the 2000 Stock Incentive Plan was approved by the following vote:


                                             Nonvotes and
             For            Against          Abstentions
         ----------         -------          ------------
         18,752,234         700,148             16,880

         Items 5 and 6 are not applicable.

                          AFTERMARKET TECHNOLOGY CORP.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AFTERMARKET TECHNOLOGY CORP.


Date: August 3, 2000                     /s/ Barry C. Kohn
--------------------                     -----------------------------
                                         Barry C. Kohn, Chief Financial Officer

- Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

                          AFTERMARKET TECHNOLOGY CORP.

                                  EXHIBIT INDEX


Exhibit
Number                        Description                   Electronic (E)
-------                       -----------                   --------------
27                            Financial Data Schedules           (E)