Form 10-Q
period 2000-09-30
AFTERMARKET TECHNOLOGY CORP
filed 2000-10-26
CIK 933405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ___________________

                        Commission File Number 0-21803

                          AFTERMARKET TECHNOLOGY CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                       95-4486486
    ------------------------------              ----------------------------
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)



 One Oak Hill Center - Suite 400, Westmont, IL              60559
 ---------------------------------------------              -----
   (Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code: (630) 455-6000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of October 20, 2000, there were 20,751,510 shares of common stock of the Registrant outstanding.

================================================================================

                          AFTERMARKET TECHNOLOGY CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                               Page Number
                                                                               -----------
PART I.         Financial Information

      Item 1.   Financial Statements:

                Consolidated Balance Sheets at September 30, 2000
                (unaudited) and December 31, 1999 ...............................   3

                Consolidated Statements of Operations (unaudited) for the Three
                and Nine Months ended September 30, 2000 and 1999 ..............    4

                Consolidated Statements of Cash Flows (unaudited) for the
                Nine Months ended September 30, 2000 and 1999...................    5

                Notes to Consolidated Financial Statements (unaudited)..........    6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ............................   13

      Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk.....................................................   20


PART II.   Other Information

      Item 6.   Exhibits and Reports on Form 8-K................................   21

SIGNATURES......................................................................   22

EXHIBIT INDEX...................................................................   23

Note:      Items 1-5 of Part II are omitted because they are not applicable.

                           AFTERMARKET TECHNOLOGY CORP.
                            CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                   September 30,        December 31,
                                                                                        2000                1999
                                                                                   -------------        ------------
                                                                                    (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                         $     4,007         $    8,469
   Accounts receivable, net                                                               55,161             46,266
   Inventories                                                                            37,716             36,289
   Prepaid and other assets                                                                4,179              2,636
   Refundable income taxes                                                                 3,438                  -
   Deferred income taxes                                                                  58,370             14,036
   Net assets of discontinued operations held for sale, net                               48,130             90,532
                                                                                     -----------         ----------
Total current assets                                                                     211,001            198,228

Property, plant and equipment, net                                                        42,829             39,397
Debt issuance costs, net                                                                   4,497              5,268
Cost in excess of net assets acquired, net                                               176,204            179,974
Other assets                                                                                 265                180
Net assets of discontinued operations held for sale, net                                  16,903            151,878
                                                                                     -----------         ----------
Total assets                                                                         $   451,699         $  574,925
                                                                                     ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                  $    40,045         $   35,976
   Accrued expenses                                                                       25,617             32,282
   Income taxes payable                                                                        -              2,685
   Bank line of credit                                                                     1,278                543
   Credit facility                                                                        25,840             21,760
   Amounts due to acquired companies                                                       2,647              2,384
   Deferred compensation                                                                       -                660
                                                                                     -----------         ----------
Total current liabilities                                                                 95,427             96,290

12% Series B and D Senior Subordinated Notes                                             111,078            111,214
Amount drawn on credit facility, less current portion                                    152,199            164,799
Amounts due to acquired companies, less current portion                                    6,802              7,759
Deferred compensation, less current portion                                                3,067              2,944
Other long-term liabilities                                                                  507                707
Deferred income taxes                                                                     10,291             15,068

Stockholders' Equity:
     Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued               -                  -
     Common stock, $.01 par value; shares authorized - 30,000,000;
       Issued - 20,911,510 and 20,612,764 (including shares held in treasury)                209                206
     Additional paid-in capital                                                          136,480            135,894
     Accumulated (deficit) earnings                                                      (61,358)            42,483
     Accumulated other comprehensive loss                                                 (1,009)              (445)
     Common stock held in treasury, at cost (172,000 shares)                              (1,994)            (1,994)
                                                                                     -----------         ----------
Total stockholders' equity                                                                72,328            176,144
                                                                                     -----------         ----------
Total liabilities and stockholders' equity                                           $   451,699         $  574,925
                                                                                     ===========         ==========

SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                For the three months               For the nine months
                                                 ended September 30,               ended September 30,
                                             2000                1999            2000              1999
                                            ------              ------          ------            ------
                                                    (Unaudited)                       (Unaudited)
Net sales                                  $  81,577             $  83,157        $  250,745       $  241,869
Cost of sales                                 53,367                54,662           162,665          162,616
                                          ----------            ----------        ----------       ----------
Gross profit                                  28,210                28,495            88,080           79,253

Selling, general and
    administrative expense                    11,401                12,285            34,981           35,991
Amortization of intangible assets              1,256                 1,246             3,769            3,744
Special charges                                    -                     -                 -            2,134
                                          ----------            ----------        ----------       ----------

Income from operations                        15,553                14,964            49,330           37,384

Other income (expense), net                      (36)                  109               (22)             121
Interest expense                               5,900                 5,883            17,773           16,842
                                          ----------            ----------        ----------       ----------

Income from continuing operations,
    before income taxes                        9,617                 9,190            31,535           20,663

Income tax expense                             3,674                 3,375            12,047            7,588
                                          ----------            ----------        ----------       ----------

Income from continuing operations              5,943                 5,815            19,488           13,075

Loss from discontinued operations, net
    of income taxes                                -                (1,387)         (123,329)          (6,011)
                                          ----------            ----------        ----------       ----------
Net income (loss)                         $    5,943            $    4,428        $ (103,841)      $    7,064
                                          ==========            ==========        ==========       ==========
Per common share - basic:

    Income from continuing operations     $     0.29            $     0.29        $     0.94       $     0.64
    Loss from discontinued operations              -                 (0.07)            (5.97)           (0.29)
                                          ----------            ----------        ----------       ----------
   Net income (loss)                      $     0.29            $     0.22        $    (5.03)      $     0.35
                                          ==========            ==========        ==========       ==========

Weighted average number of common shares
    outstanding                               20,740                20,367            20,634           20,294
                                          ==========            ==========        ==========       ==========

Per common share - diluted:
    Income from continuing operations     $     0.28            $     0.27        $     0.92       $     0.62
    Loss from discontinued operations              -                 (0.06)            (5.81)           (0.29)
                                          ----------            ----------        ----------       ----------
   Net income (loss)                      $     0.28            $     0.21        $    (4.89)      $     0.33
                                          ==========            ==========        ==========       ==========

Weighted average number of common and
    common equivalent shares outstanding      21,099                21,225            21,243           21,142
                                          ==========            ==========        ==========       ==========

SEE ACCOMPANYING NOTES.

                           AFTERMARKET TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)


                                                                         For the nine months ended September 30,
                                                                           2000                        1999
                                                                         --------                    ---------
                                                                                      (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                                                        $   (103,841)               $   7,064
Net loss from discontinued operations                                         123,329                    6,011
                                                                         ------------                ---------
Net income from continuing operations                                          19,488                   13,075

Adjustments to reconcile net income to
  net cash provided by operating activities - continuing operations:
       Depreciation and amortization                                            8,943                    8,646
       Amortization of debt issuance costs                                        916                      718
       Provision for losses on accounts receivable                                215                       50
       Loss on sale of equipment                                                   46                       60
       Deferred income taxes                                                    1,259                     (546)
       Changes in operating assets and liabilities
           (net of businesses sold):
           Accounts receivable                                                 (9,552)                  (5,060)
           Inventories                                                         (1,852)                     212
           Prepaid and other assets                                            (1,643)                  11,713
           Accounts payable and accrued expenses                                2,325                    3,264
                                                                         ------------                ---------
Net cash provided by operating activities -  continuing operations             20,145                   32,132
                                                                         ------------                ---------

Net cash used in operating activities - discontinued operations                (6,142)                 (20,395)
                                                                         ------------                ---------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                     (7,951)                  (6,260)
Proceeds from sale of business                                                      -                    3,808
Proceeds from sale of equipment                                                   121                      224
                                                                         ------------                ---------
Net cash used in investing activities -  continuing operations                 (7,830)                  (2,228)
                                                                         ------------                ---------

Net cash used in investing activities -  discontinued operations               (1,934)                 (14,064)
                                                                         ------------                ---------

FINANCING ACTIVITIES:
Borrowings (payments) on credit facility, net                                  (8,520)                   9,694
Borrowings (payments) on bank line of credit, net                                 752                     (849)
Payment of debt issuance costs                                                   (144)                    (727)
Proceeds from exercise of stock options                                           378                      565
Payments on amounts due to acquired companies                                  (1,173)                  (2,748)
                                                                         ------------                ---------
Net cash provided by (used in) financing activities                            (8,707)                   5,935
                                                                         ------------                ---------
Effect of exchange rate changes on cash and cash equivalents                        6                      139
                                                                         ------------                ---------

Increase (decrease) in cash and cash equivalents                               (4,462)                   1,519

Cash and cash equivalents at beginning of period                                8,469                      580
                                                                         ------------                ---------
Cash and cash equivalents at end of period                               $      4,007                $   2,099
                                                                         ============                =========
Cash paid during the period for:
       Interest                                                          $     26,184                $  21,690
       Income taxes, net                                                        3,685                   (6,418)

SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS AND UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

      Certain prior-year amounts have been reclassified to conform to the 2000 presentation, including the reclassification of certain billable information services costs from selling, general and administrative expense to cost of sales within the statements of operations.

NOTE 2:  INVENTORIES

      Inventories for the continuing operations consist of the following:


                                                                  September 30,                December 31,
                                                                      2000                         1999
                                                                ------------------           -----------------
    Raw materials, including core inventories.........           $    31,632                  $    28,284
    Work-in-process...................................                 2,041                        1,855
    Finished goods....................................                 4,043                        6,150
                                                                 -----------                  -----------
                                                                 $    37,716                  $    36,289
                                                                 ===========                  ===========

NOTE 3:  DISCONTINUED INDEPENDENT AFTERMARKET SEGMENT

      On August 3, 2000, the Company adopted a plan to discontinue the Independent Aftermarket segment of its business, which contains the Company's ATC Distribution Group, Inc. (the "Distribution Group") and its remanufactured engines business. The Company's Distribution Group sells transmission repair kits, soft parts, remanufactured torque converters and transmissions and both new and remanufactured hard parts used in drive train repairs primarily to independent transmission rebuilders and to a lesser extent to general repair shops, wholesale distributors and retail automotive parts stores.

      On September 1, 2000, the Company entered into an agreement with an affiliate of The Riverside Company (the "Buyer") to sell to Buyer all of the capital stock of the Company's Distribution Group for a purchase price of $65.0 million in cash and $12.0 million stated value of Buyer's Series B preferred stock. The cash portion of the purchase price is subject to increase or decrease if the Distribution Group's net working capital as of closing is above or below a specified target amount. The completion of the sale of the Distribution Group, which is subject to Buyer obtaining necessary financing and the satisfactory completion of Buyer's environmental diligence, is expected to occur during the fourth quarter of 2000. No assurance can be given that the sale will be successfully completed.

      A provision for anticipated losses on discontinued operations through disposal date is based on management's estimates and is included in the results of operations for the nine months ended September 30, 2000.

      The estimated loss on disposal of the Independent Aftermarket is $114,849 (net of tax benefit of $59,164). The pre-tax loss on disposal of $174,013 consists of an estimated loss on disposal of the segment of $160,748 and a provision of $13,265 for anticipated losses from June 30, 2000 until disposal. The loss on disposal includes the write-off of goodwill, provisions for the valuation of certain assets, and anticipated costs of disposal including lease terminations, severance, retention and other employee benefits, professional fees and other costs directly associated with the discontinuance. Losses from discontinued operations incurred since the measurement date are applied against the accrued loss established at June 30, 2000 and presented as a part of the net assets of discontinued operations held for sale.

      The consolidated statements of operations have been restated to report the operating results of the Independent Aftermarket segment as discontinued operations and accordingly, their results have been excluded from continuing operations for all periods presented. Net sales from the Independent
Aftermarket were $57,107 and $58,999 for the three months ended September 30, 2000 and 1999, respectively. Net sales from the Independent Aftermarket were $180,843 and $176,688 for the nine months ended September 30, 2000 and 1999, respectively. Interest expense for the three and nine months ended September
30, 2000 has been allocated to the discontinued operations based on the total consideration anticipated from the sale of the segment. Interest expense for the three and nine months ended September 30, 1999 has been allocated to the discontinued operations based on the total consideration anticipated from the sale of the segment, less the amount of debt attributable to the acquisition of All Trans in the fourth quarter of 1999. These allocations amounted to $1,969 and $1,068 for the three months ended September 30, 2000 and 1999, respectively and $5,855 and $2,908 for the nine months ended September 30, 2000 and 1999, respectively.

      Details of the loss recorded from discontinued operations are as follows:


                                                 For the three months ended       For the nine months ended
                                                        September 30,                   September 30,
                                                 --------------------------       -------------------------
                                                    2000            1999             2000           1999
                                                 ------------    ----------       ------------   ----------
Loss from operations.....................         $        -      $  1,883         $  12,848      $  8,888
Income tax benefit.......................                  -           496             4,368         2,877
                                                  ----------      --------         ---------      --------
Loss from operations, net of income
taxes....................................                  -         1,387             8,480         6,011
                                                  ----------      --------         ---------      --------
Loss from disposal.......................                  -             -           160,748             -
Loss from operations during phase-
out period...............................                  -             -            13,265             -
Income tax benefit.......................                  -             -            59,164             -
                                                  ----------      --------         ---------      --------
Loss from disposal, net of income taxes..                  -             -           114,849             -
                                                  ----------      --------         ---------      --------
Loss from discontinued operations,
net of income taxes.............................  $        -      $  1,387         $ 123,329      $  6,011
                                                  ==========      ========         =========      ========

      The net assets of discontinued operations held for sale in the balance sheets include the following:


                                                                     September 30, 2000       December 31, 1999
                                                                     ------------------       -----------------
    Accounts receivable, net...................................         $     24,195           $    24,520
    Inventories, net...........................................               84,725                84,213
    Other current assets.......................................                3,310                 3,476
    Property, plant and equipment, net.........................               31,860                35,972
    Cost in excess of net assets acquired, net.................              113,471               115,065
    Other, net.................................................                  973                   841
    Accounts payable...........................................              (14,277)              (11,151)
    Accrued expenses...........................................              (10,869)              (10,526)
                                                                        ------------           -----------
                                                                             233,388               242,410
    Valuation allowances for losses on net assets..............             (149,059)                    -
                                                                        ------------           -----------
    Net realizable value of net assets from discontinued
      operations...............................................               84,329               242,410
    Estimated accrued losses and other costs from discontinued
      operations...............................................              (19,296)                    -
                                                                        ------------           -----------
    Net assets of discontinued operations held for sale........         $     65,033           $   242,410
                                                                        ============           ===========

NOTE 4:  CREDIT FACILITY

      In March 1998, the credit agreement for the Company's $100.0 million credit facility with The Chase Manhattan Bank, as agent (the "Bank"), was amended and restated to provide for a new credit facility comprised of a $100.0 million line of credit (the "Revolver") and a $120.0 million term loan (the "Term Loan") (collectively, the "Credit Facility") to finance the Company's working capital requirements, the March 1998 acquisition of the OEM Division of Autocraft Industries, Inc. and future acquisitions. In December 1999, the Company's credit agreement was amended to allow for an additional $10.0 million in borrowings under the Term Loan. Amounts advanced under the Credit Facility are secured by substantially all the assets of the Company. Amounts outstanding under the Term Loan are payable in quarterly installments through December 31, 2003. Amounts advanced under the Revolver become due on December 31, 2003. The Company may prepay outstanding advances under the Revolver or the Term Loan in whole or in part without incurring any premium or penalty (See Note 10.)

      At September 30, 2000, $87.0 million and $91.0 million was outstanding under the Term Loan and Revolver, respectively.

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

     Based on its operating results during the six months ended June 30, 2000 and in conjunction with the decision to discontinue the Independent Aftermarket segment (see Note 3.), the Company was in technical default of the net worth, leverage and interest coverage covenants of the Credit Facility and the Company's interest rate swap agreement as of June 30, 2000. Due to these defaults, the Company was not able to borrow under the Credit Facility. During August 2000, the Company obtained from its lenders waivers of the various defaults and certain amendments to the Credit Facility and the interest rate swap agreement. As of September 30, 2000, the Company was in compliance with the various covenants contained in the Credit Facility.

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

      As a result of and concurrent with the decision to discontinue the Independent Aftermarket, the management fees previously allocated to this discontinued segment have been re-allocated to continuing operations. Additionally, and to more accurately reflect segment financial performance, beginning in the second quarter of 2000, the Company revised its methodology from a partial to a full allocation of corporate office expenses. Allocation percentages for each business unit are based on full year estimated profit before tax. These revisions have been incorporated for all periods presented.

      The reportable segment and "other" business units are managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:


                                                                  OEM             OTHER            TOTALS
                                                                  ---             -----            ------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
   Revenues from external customers.....................        $  57,152        $  24,425         $  81,577
   Segment profit.......................................            9,519            6,063            15,582

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
   Revenues from external customers.....................        $ 186,845        $  63,900        $  250,745
   Segment profit.......................................           36,478           12,689            49,167

                                                                  OEM             OTHER            TOTALS
                                                                  ---             -----            ------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
   Revenues from external customers.....................        $  67,916        $  15,241        $   83,157
   Segment profit.......................................           13,375            2,082            15,457

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
   Revenues from external customers.....................        $ 198,985         $ 42,884        $  241,869
   Special charges......................................                -               80                80
   Segment profit ......................................           34,633            5,462            40,095

      A reconciliation of the reportable segments to consolidated net sales and income from operations are as follows:


                                                                       For the                   For the
                                                                   Three months ended       Nine months ended
                                                                      September 30,            September 30,
                                                                ---------------------      ---------------------
                                                                2000            1999          2000            1999
                                                                ----            ----          ----            ----
Net Sales:
----------
    External revenues from reportable segment............      $ 57,152         $ 67,916      $ 186,845       $ 198,985
    Other revenues.......................................        24,425           15,241         63,900          42,884
                                                               --------         --------      ---------       ---------
              Consolidated net sales.....................      $ 81,577           83,157      $ 250,745       $ 241,869
                                                               ========         ========      =========       =========
Profit:
-------
    Total profit for reportable segment..................      $  9,519         $ 13,375      $  36,478       $  34,633
    Other profit.........................................         6,063            2,082         12,689           5,462
    Unallocated amounts:
         Special charges.................................             -                -              -          (2,054)
         Corporate (expense) profit......................           (29)           ( 493)           163            (657)
                                                               --------         --------      ---------       ---------
              Income from operations.....................      $ 15,553         $ 14,964      $  49,330       $  37,384
                                                               ========         ========      =========       =========

NOTE 7:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                 For the three months ended       For the nine months ended
                                                        September 30,                   September 30,
                                                 --------------------------       -------------------------
                                                    2000            1999             2000           1999
                                                    ----            ----             ----           ----
Numerator:
Income from continuing operations........          $  5,943         $  5,815         $ 19,488       $ 13,075
                                                   ========         ========         ========       ========
Denominator:
Weighted-average common shares
outstanding..............................            20,740           20,367           20,634         20,294
Effect of stock options and warrants.....               359              858              609            848
                                                   --------         --------         --------       --------
Denominator for diluted earnings per
common share.............................            21,099           21,225           21,243         21,142
                                                   ========         ========         ========       ========
Basic earnings per common share..........          $   0.29         $   0.29         $   0.94       $   0.64
Diluted earnings per common share........              0.28             0.27             0.92           0.62

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

      The following table summarizes the provisions and reserves for restructuring and special charges:


                                                                               Loss on
                                            Termination    Exit / Other     Write-Down of
                                              Benefits        Costs            Assets             Total
                                            -----------    ------------     --------------        -----
Provision 1998.....................         $ 2,690           $ 6,054          $     -           $ 8,744
Payments 1998......................            (822)           (2,528)               -            (3,350)
                                            -------           -------          -------           -------
Reserve at December 31, 1998.......           1,868             3,526                -             5,394
Provision 1999.....................           3,969             3,102            6,692            13,763
Payments 1999......................          (2,425)           (2,565)               -            (4,990)
Asset write-offs 1999..............               -                 -             (975)             (975)
                                            -------           -------          -------           -------
Reserve at December 31, 1999.......           3,412             4,063            5,717            13,192
Payments 2000......................          (2,714)           (1,728)               -            (4,442)
Asset write-offs 2000..............               -                 -           (3,833)           (3,833)
Discontinued operations............               -                 -           (1,884)           (1,884)
                                            -------           -------          -------           -------
Reserve at September 30, 2000......         $   698           $ 2,335          $     -           $ 3,033
                                            =======           =======          =======           =======

      The entire September 30, 2000 reserve balance is classified as accrued expenses.

NOTE 9:  COMPREHENSIVE INCOME

      The following table sets forth the computation of comprehensive income for the three and nine months ended September 30, 2000 and 1999, respectively:

                                              For the three months ended         For the nine months ended
                                                     September 30,                     September 30,
                                              --------------------------         -------------------------
                                                 2000             1999             2000             1999
                                                ------           ------           ------           ------
Net income (loss).......................       $  5,943        $   4,428        $  (103,841)       $  7,064
Other comprehensive income (loss):
Translation adjustment, net of related
taxes.....................................         (140)             182               (564)            407
                                               --------        ---------        -----------        --------
Total comprehensive income (loss)...........   $  5,803        $   4,610        $  (104,405)       $  7,471
                                               ========        =========        ===========        ========

NOTE 10:  SUBSEQUENT EVENT

      On October 26, 2000, the Company obtained (i) the required consent of the parties to the Credit Facility to complete the sale of the Distribution Group and (ii) certain amendments to the leverage and interest coverage ratios contained in the Credit Facility consistent with the terms of this sale. The terms of this consent require that the Company utilize a portion of the net cash proceeds from the sale of the Distribution Group to make a prepayment on the Term Loan. The remainder of the cash proceeds will be applied against the Revolver portion of the Credit Facility and reinvested in the continuing businesses over the 330 days following the date of the sale. Concurrent with this consent and amendment, the loan pricing grid contained in the Credit Facility has been modified to reflect current conditions in the credit market. However, as of October 26, 2000, the Alternate Base Rate and Eurodollar margins remain unchanged at 1.00% and 2.00%, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999.

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

      Income from continuing operations increased $0.1 million, or 1.7%, from $5.8 million for the three months ended September 30, 1999 to $5.9 million for the three months ended September 30, 2000. This increase was primarily attributable to an increase in profitability due to growth in the Company's Logistics Services business unit, offset by a decline in sales and profitability within the Company's OEM segment during 2000 as compared to 1999. Net income from continuing operations per diluted share was $0.28 for the three months ended September 30, 2000 as compared to $0.27 per diluted share for the three months ended September 30, 1999.

NET SALES

      Net sales from continuing operations decreased $1.6 million, or 1.9%, from $83.2 million for the three months ended September 30, 1999 to $81.6 million for the three months ended September 30, 2000. This decrease was primarily attributable to a decrease in sales in the Company's OEM segment, partially offset by increased revenues in the Company's Logistic Services business unit.

      Sales to DaimlerChrysler from continuing operations accounted for 36.5% and 27.4% of the Company's revenues from continuing operations for the three months ended September 30, 1999 and 2000, respectively. Sales to Ford accounted for 33.0% and 35.0% of the Company's revenues from continuing operations for the three months ended September 30, 1999 and 2000, respectively.

GROSS PROFIT

      Gross profit from continuing operations decreased $0.3 million, or 1.1%, from $28.5 million for the three months ended September 30, 1999 to $28.2 million for the three months ended September 30, 2000. This decrease was principally due to the decline in volume in the Company's OEM segment, partially offset by revenue growth in its Logistics Services business unit. Gross profit as a percentage of net sales increased from 34.3% for the three months ended September 30, 1999 to 34.6% for the three months ended September 30, 2000, primarily due to a change in the Company's sales mix during the three months ended September 30, 2000 as compared to 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses ("SG&A") from continuing operations decreased $0.9 million, or 7.3%, from $12.3 million for the three months ended September 30, 1999 and to $11.4 million for the three months ended September 30, 2000. The decrease was primarily the result of the cost reduction initiatives implemented over the past twelve months, partially offset by an increase in expense supporting growth initiatives in the Logistics Services business unit. As a percentage of net sales, SG&A expenses decreased from 14.8% to 14.0% between the two periods.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangible assets from continuing operations increased slightly from $1.2 million for the three months ended September 30, 1999 to $1.3 million for the three months ended September 30, 2000.

INCOME FROM OPERATIONS

      Income from operations from continuing operations increased $0.6 million, or 4.0%, from $15.0 million for the three months ended September 30, 1999 to $15.6 million for the three months ended September 30, 2000, principally as a result of the factors described above. As a percentage of net sales, income from operations increased from 18.0% to 19.1%, between the two periods.

INTEREST EXPENSE

      Interest expense from continuing operations remained constant at $5.9 million for the three months ended September 30, 1999 and 2000. Interest expense of $2.0 million for the three months ended September 30, 2000 has been allocated to the discontinued operations based on the total consideration anticipated from the sale of the segment. Interest expense of $1.1 million for the three months ended September 30, 1999 has been allocated to the discontinued operations based on the total consideration anticipated from the sale of the segment, less the amount of debt attributable to the acquisition of All Trans in the fourth quarter of 1999.

      OEM SEGMENT

      The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

                                                   For the three months ended September 30,
                                                -----------------------------------------------
                                                         2000                      1999
                                                   ---------------          -------------------
     Net sales.............................      $  57.2      100.0%         $ 67.9     100.0%
                                                 =======      ======         ======     ======
     Segment profit........................      $   9.5       16.6%         $ 13.4      19.7%
                                                 =======      ======         ======     ======


      NET SALES. Net sales decreased $10.7 million, or 15.8%, from $67.9 million for the three months ended September 30, 1999 to $57.2 million for the three months ended September 30, 2000. This decrease was the result of a combination of factors, including (i) a decline in sales of remanufactured transmissions to DaimlerChrysler due to an overall softness in demand for remanufactured transmissions resulting from a relatively mild winter, (ii) a decline in shipments of Asian car model remanufactured transmissions due to a general improvement in their quality, the termination of an unprofitable contract and delays in the introduction of new model years into the remanufacturing program by certain OEM's, (iii) a decline in sales of remanufactured transmissions to General Motors due to a reduction of its inventory levels and the termination of an unprofitable contract and (iv) a decline in sales of remanufactured transmissions to certain OEM customers resulting from OEM to end user price increases. Beginning in September 2000, the market demand for Chrysler remanufactured transmissions began improving to levels management believes are more reflective of those experienced by the Company in the first quarter of 2000.

      Sales to DaimlerChrysler accounted for 44.7% and 39.1% of segment revenues for the three months ended September 30, 1999 and 2000, respectively. Sales to Ford accounted for 37.3% and 46.5% of segment revenues for the three months ended September 30, 1999 and 2000, respectively.

      SEGMENT PROFIT. Segment profit decreased $3.9 million, or 29.1%, from $13.4 million (19.7% of OEM net sales) for the three months ended September 30, 1999 to $9.5 million (16.6% of OEM net sales) for the three months ended September 30, 2000. This decrease is primarily the result of the decline in volume, partially offset by improved yield on remanufactured transmissions, favorable material variances, the benefit of cost reduction initiatives over the past 12 months and lower allocated management fees in 2000 as compared to 1999.

      OTHER OPERATING UNITS

      The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

                                               For the three months ended September 30,
                                               ----------------------------------------
                                                        2000                 1999
                                               ----------------------------------------
Net sales.............................          $24.4     100.0%       $ 15.2     100.0%
                                                =====     ======       ======     ======
Segment profit........................          $ 6.1        25.0%     $  2.1      13.8%
                                                =====     ======       ======     ======

      NET SALES. Net sales increased $9.2 million, or 60.5%, from $15.2 million for the three months ended September 30, 1999 to $24.4 million for the three months ended September 30, 2000. This increase was primarily attributable to increased revenues in the Company's Logistics Services business unit, driven by the strong growth in the market for cellular phones and services.

      SEGMENT PROFIT. Segment profit increased $4.0 million, or 190.5%, from $2.1 million for the three months ended September 30, 1999 to $6.1 million for the three months ended September 30, 2000. This increase was primarily the result of the increased volume in the Logistics Services business unit.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999.

      Income from continuing operations increased $6.4 million, or 48.9%, from $13.1 million for the nine months ended September 30, 1999 to $19.5 million for the nine months ended September 30, 2000. Excluding special charges of $1.3 million (net of tax) recorded during the nine months ended September 30, 1999, income from continuing operations increased $5.1 million, or 35.4%, from $14.4 million for the nine months ended September 30, 1999. This increase was primarily attributable to the significant growth experienced in the Company's Logistics Services business unit, combined with an increase in profitability of its OEM segment. Income from continuing operations per diluted share was $0.92 for the nine months ended September 30, 2000 as compared to $0.62 per diluted share for the nine months ended September 30, 1999. Excluding the special charges, income from continuing operations per diluted share was $0.68 for the nine months ended September 30, 1999.

NET SALES

      Net sales from continuing operations increased $8.8 million, or 3.6%, from $241.9 million for the nine months ended September 30, 1999 to $250.7 million for the nine months ended September 30, 2000. The increase was primarily attributable to increased revenues in the Company's Logistics Services business unit, partially offset by a decrease in sales volumes within the Company's OEM segment.

      Sales to DaimlerChrysler from continuing operations accounted for 33.9% and 32.0% of the Company's revenues for the nine months ended September 30, 1999 and 2000, respectively. Sales to Ford accounted for 33.4% and 32.1% of the Company's revenues for the nine months ended September 30, 1999 and 2000, respectively.

GROSS PROFIT

      Gross profit from continuing operations increased $8.8 million, or 11.1%, from $79.3 million for the nine months ended September 30, 1999 to $88.1 million for the nine months ended September 30, 2000. This increase was principally due to increased revenues in the Logistics Services business unit, improved yield and favorable mix of remanufactured transmissions, favorable material variances and the benefit of cost reduction initiatives implemented over the past twelve months. As a result, gross profit as a percentage of net sales increased from 32.8% to 35.1% between the two periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      SG&A from continuing operations decreased $1.0 million, or 2.8%, from $36.0 million for the nine months ended September 30, 1999 to $35.0 million for the nine months ended September 30, 2000. The decrease was primarily the result of the cost reduction initiatives implemented over the past twelve months, partially offset by an increase in expense supporting growth initiatives in the Logistics Services business unit. As a percentage of net sales, SG&A expenses decreased from 14.9% to 14.0% between the two periods.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangible assets from continuing operations increased slightly from $3.7 million for the nine months ended September 30, 1999 to $3.8 million for the nine months ended September 30, 2000.

SPECIAL CHARGES

      During the nine months ended September 30, 1999, the Company incurred $2.1 million of special charges from continuing operations. These charges consisted of $2.0 million of severance and other costs related to the Company's reorganization of certain management functions and $0.1 million of exit costs in the Electronics business unit.

INCOME FROM OPERATIONS

      Income from operations from continuing operations increased $11.9 million, or 31.8%, from $37.4 million for the nine months ended September 30, 1999 to $49.3 million for the nine months ended September 30, 2000, principally as a result of the factors described above. As a percentage of net sales, income from operations increased from 15.5% to 19.7%, between the two periods.

INTEREST EXPENSE

      Interest expense from continuing operations increased $1.0 million, or 6.0%, from $16.8 million for the nine months ended September 30, 1999 to $17.8 million for the nine months ended September 30, 2000. The increase primarily resulted from an overall increase in interest rates in 2000 as compared to 1999. Interest expense of $5.9 million for the nine months ended September 30, 2000 has been allocated to the discontinued operations based on the total consideration anticipated from the sale of the segment. Interest expense of $2.9 million for the nine months ended September 30, 1999 has been allocated to the discontinued operations based on the total consideration anticipated from the sale of the segment, less the amount of debt attributable to the acquisition of All Trans in the fourth quarter of 1999.

DISCONTINUED OPERATIONS

      On August 3, 2000, the Company adopted a plan to discontinue the Independent Aftermarket segment of its business, comprised of the Distribution Group and the remanufactured engines business. On September 1, 2000, the Company entered into an agreement to sell all of the capital stock of the Company's Distribution Group for $65.0 million in cash and $12.0 million stated value of buyer's Series B preferred stock. The completion of the sale of the Distribution Group, which is subject to the buyer obtaining necessary financing and the satisfactory completion of buyer's environmental diligence, is expected to occur during the fourth quarter of 2000. No assurance can be given that the sale will be successfully completed. The Company plans to sell the remanufactured engines business by June 30, 2001. Management believes that the exit from this segment, which provides the opportunity to reduce debt and generates a significant tax shelter, offers a strategic opportunity to focus resources on the businesses of the Company that are profitable and have greater growth potential. As a result of the decision to exit the Independent Aftermarket, the Company recorded a charge of $114.8 million for the loss on disposal of discontinued operations, net of tax benefits of $59.2 million, during the nine months ended September 30, 2000. The pre-tax charge of $174.0 million includes the write-off of goodwill, valuation allowances for certain assets, provisions for anticipated operating losses until disposal of $13.3 million, and anticipated costs of disposal, including lease terminations, severance, retention and other employee benefits and professional fees. Additionally, the loss from discontinued operations includes a loss of $8.5 million, net of income tax benefits of $4.4 million, from the operations of the Independent Aftermarket segment during the six months ended June 30, 2000.

      OEM SEGMENT

      The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:


                                               For the nine months ended September 30,
                                               ---------------------------------------
                                                    2000                   1999
                                                   ------                 ------
Net sales.............................      $ 186.8       100.0%        $ 199.0    100.0%
                                            =======       =====         =======    =====
Segment profit........................      $  36.5        19.5%        $  34.6     17.4%
                                            =======       =====         =======    =====

      NET SALES. Net sales decreased $12.2 million, or 6.1%, from $199.0 million for the nine months ended September 30, 1999 to $186.8 million for the nine months ended September 30, 2000. The decrease was primarily the result of (i) a decline in sales of remanufactured transmissions to DaimlerChrysler due to an overall softness in demand for remanufactured transmissions resulting from a relatively mild winter, (ii) a decline in shipments of Asian car model remanufactured transmissions due to a general improvement in their quality, the termination of an unprofitable contract and delays in the introduction of new model years into the remanufacturing program by certain OEMs, (iii) a decline in sales of remanufactured transmissions to General Motors due to a reduction of its inventory levels and the termination of an unprofitable contract, (iv) a decline in sales of remanufactured transmissions to certain OEM customers resulting from OEM to end user price increases and (v) decreased sales of engines and related parts in the segment's European operations. Beginning in September 2000, the market demand for Chrysler remanufactured transmissions began improving to levels management believes are more reflective of those experienced by the Company in the first quarter of 2000.

      Sales to DaimlerChrysler accounted for 41.2% and 43.0% of segment revenues for the nine months ended September 30, 1999 and 2000, respectively. Sales to Ford accounted for 37.1% and 39.7% of segment revenues for the nine months ended September 30, 1999 and 2000, respectively.

      SEGMENT PROFIT. Segment profit increased $1.9 million, or 5.5%, from $34.6 million (17.4% of OEM net sales) for the nine months ended September 30, 1999 to $36.5 million (19.5% of OEM net sales) for the nine months ended September 30, 2000. The increase was primarily the result of the changes in sales volume and mix of remanufactured transmissions as referenced above, coupled with improved yield, favorable material variances, the benefit of cost reduction initiatives over the past 12 months and lower allocated management fees in 2000 as compared to 1999.

      OTHER OPERATING UNITS

      The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

                                               For the nine months ended September 30,
                                               ---------------------------------------
                                                    2000                   1999
                                                   ------                 ------
Net sales.............................      $ 63.9        100.0%        $  42.9    100.0%
                                            =======       =====         =======    =====
Special charges.......................      $    -            -%        $   0.1      0.2%
                                            =======       =====         =======    =====
Segment profit........................      $ 12.7         19.9%        $   5.5     12.8%
                                            =======       =====         =======    =====


      NET SALES. Net sales increased $21.0 million, or 49.0%, from $42.9 million for the nine months ended September 30, 1999 to $63.9 million for the nine months ended September 30, 2000. This increase was primarily attributable to increased sales in the Logistics Services business unit, driven by the strong growth in the market for cellular phones and services.

      SEGMENT PROFIT. Segment profit increased $7.2 million, or 130.9%, from $5.5 million for the nine months ended September 30, 1999 to $12.7 million for the nine months ended September 30, 2000. This increase was primarily the result of the increased volume in the Logistics Services business unit, combined with the benefit of restructuring initiatives implemented in the Electronics business unit in late 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had total cash and cash equivalents on hand of $4.0 million at September 30, 2000. Net cash provided by operating activities from continuing operations was $20.1 million for the nine-month period. Net cash used in investing activities from continuing operations was $7.8 million for the period, which consisted of $7.9 million in capital expenditures largely for remanufacturing equipment, partially offset by $0.1 million of proceeds from the sale of equipment. Net cash used in financing activities of $8.7 million included net payments of $8.5 million made on the Credit Facility and $1.2 million in payment of amounts due to former owners of acquired companies, partially offset by $0.8 million of borrowings under the Canadian bank line of credit and $0.4 million of proceeds from the exercise of stock options.

      Based on its operating results during the first six months of 2000 and in conjunction with the decision to discontinue the Independent Aftermarket segment, the Company was in technical default of the net worth, leverage and interest coverage covenants of the Credit Facility and the Company's interest rate swap agreement as of June 30, 2000. This resulted in a cross default under the line of credit for the Company's Canadian subsidiary. Due to the defaults, the Company was prohibited from further borrowings under the Credit Facility and its Canadian line of credit. The Company has obtained from its lenders waivers of the various defaults and certain amendments to the Credit Facility and the interest rate swap agreement that the Company believes will enable it to comply with the covenants in the future. As of September 30, 2000, the Company was in compliance with the various covenants contained in the Credit Facility.

      On October 26, 2000, the Company obtained (i) the required consent of the parties to the Credit Facility to complete the sale of the Distribution Group and (ii) certain amendments to the leverage and interest coverage ratios contained in the Credit Facility consistent with the terms of this sale. The terms of this consent require that the Company utilize a portion of the net cash proceeds from the sale of the Distribution Group to make a prepayment on the Term Loan. The remainder of the cash proceeds will be applied against the Revolver portion of the Credit Facility and reinvested in the continuing businesses over the 330 days following the date of the sale. Any remaining balances outstanding on the term loan will be amortized ratably in quarterly installments through December 31, 2003. Concurrent with this consent and amendment, the loan pricing grid contained in the Credit Facility has been modified to reflect current conditions in the credit market. However, as of October 26, 2000, the Alternate Base Rate and Eurodollar margins remain unchanged at 1.00% and 2.00%, respectively.

      Amounts outstanding under the Credit Facility bear interest at either the "Alternate Base Rate" or the "Eurodollar Rate" (as defined in the Credit Agreement) plus an applicable margin. At September 30, 2000 the Alternate Base Rate margin was 1.00% and the Eurodollar margin was 2.00%.

      As of September 30, 2000, the Company's borrowing capacity under the Credit Facility was $7.2 million. In addition, the Company had cash and cash equivalents on hand of $4.0 million at September 30, 2000.

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

INTEREST RATE EXPOSURE

      Based on the Company's overall interest rate exposure during the nine months ended September 30, 2000, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operation or cash flows.

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

           (a)   Exhibits
                 See Exhibit Index on Page 23.

           (b)    Reports on Form 8-K
                  During the quarter ended September 30, 2000 the Company filed the following reports on Form 8-K:

                  (1)  Report dated August 4, 2000 reporting under Item 5
                       (i) the August 3, 2000 announcement of the discontinuance of the Company's Independent Aftermarket Segment (consisting of the Distribution Group business unit and the Company's domestic remanufactured engine business), (ii) that the Company is in negotiations to sell the Distribution Group business unit and
                       (iii) certain earnings per share estimates for 2000 and 2001.

                  (2) Report dated September 1, 2000 reporting under Item 5 that the Company had entered into an agreement to sell all of the capital stock of the Company's ATC Distribution Group, Inc. subsidiary to the buyer, an affiliate of The Riverside Company.

                          AFTERMARKET TECHNOLOGY CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AFTERMARKET TECHNOLOGY CORP.

Date: October 26, 2000                     /s/ Barry C. Kohn
------------------------                   --------------------------------
                                           Barry C. Kohn,
                                           Chief Financial Officer

- Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

                          AFTERMARKET TECHNOLOGY CORP.

                                  EXHIBIT INDEX


Exhibit
Number                        Description                         Electronic (E)
-------                       -----------                         ---------------
27                            Financial Data Schedules                   (E)