Form 10-K
period 2000-12-31
AFTERMARKET TECHNOLOGY CORP
filed 2001-03-12
CIK 933405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K

(Mark One)
  /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

          The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by The Nasdaq National Market, on February 28, 2001) was $33.2 million.

          The number of shares outstanding of the Registrant's Common Stock, as of February 28, 2001, was 20,559,371 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
          None.

                          AFTERMARKET TECHNOLOGY CORP.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                                                                 Page
                                                                                                                 ----
ITEM 1.        BUSINESS............................................................................................ 1

ITEM 2.        PROPERTIES..........................................................................................11

ITEM 3.        LEGAL PROCEEDINGS...................................................................................11

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................11

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.................................................................................12

ITEM 6.        SELECTED FINANCIAL DATA.............................................................................13

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.................................................................15

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................25

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................26

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................................................50

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................50

ITEM 11.       EXECUTIVE COMPENSATION..............................................................................53

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT......................................................................................57

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................59

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................61

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

                                     PART I

ITEM 1.   BUSINESS

BACKGROUND

          Aftermarket Technology Corp. ("ATC") was incorporated under the laws of Delaware in July 1994 at the direction of Aurora Capital Group to acquire Aaron's Automotive Products, Inc. ("Aaron's"), H.T.P., Inc. ("HTP"), Mamco Converters, Inc. ("Mamco") and RPM Merit, Inc. ("RPM"). Aaron's, HTP, Mamco and RPM as they existed prior to their acquisition by ATC are hereinafter collectively referred to as the "Predecessor Companies." Subsequent to these initial acquisitions, the Company acquired Component Remanufacturing Specialists, Inc. ("CRS"), Mascot Truck Parts Inc. ("Mascot") and King-O-Matic Industries Limited ("King-O-Matic") in 1995, Tranzparts, Inc. ("Tranzparts") and Diverco, Inc. ("Diverco") in 1996, Replacement and Exchange Parts Co., Inc. ("REPCO"), ATS Remanufacturing ("ATS"), Trans Mart, Inc. ("Trans Mart") and the Metran companies (Metran Automatic Transmission Parts Corp., Metran Boston, Inc. and Metran Parts of Pennsylvania, Inc.) ("Metran") in 1997, and the OEM Division ("Autocraft") of The Fred Jones Companies, Inc. (formerly known as Autocraft Industries, Inc.) in March 1998. At the end of 1997, Diverco, HTP, Mamco, Metran, REPCO, Trans Mart and Tranzparts were merged together to form ATC Distribution Group, Inc. ("ATCDG") and King-O-Matic and RPM became wholly owned subsidiaries of ATCDG (ATCDG, King-O-Matic and RPM are collectively referred to as the "Distribution Group"). RPM was merged into ATCDG at the end of 1998. In February 1999, ATC sold Mascot. During the fourth quarter of 1999, the Distribution Group acquired substantially all the assets of All Transmission Parts, Inc. and its affiliate, All Automatic Transmission Parts, Inc. (collectively "All Trans"). In October 2000, ATC sold the Distribution Group. ATC conducts all of its operations through its wholly-owned subsidiaries and each of their respective subsidiaries. Throughout this Annual Report, except where the context otherwise requires, the "Company" refers collectively to ATC and its subsidiaries and the predecessors to such subsidiaries.

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

          In August 2000, the Company adopted a plan to discontinue a segment of its business, known as the Independent Aftermarket, which consisted of the Distribution Group and the U.S business that remanufactures domestic and foreign engines primarily for sale through a branch distribution network into the automotive aftermarket. As a result of this decision, the Independent Aftermarket segment of its business has been reflected in the accompanying consolidated financial statements and discussion and analysis as discontinued operations. See "Discontinued Operations."

GENERAL

          The Company is a leading remanufacturer and distributor of drivetrain and electronic products used in the repair of vehicles in the automotive aftermarket and a world-class provider of value added warehouse and distribution services, returned material reclamation and disposition services. The Company's principal products include remanufactured transmissions, torque converters, engines, electronic control modules, instrument and display clusters and radios. The Company also provides value added warehouse and distribution services, turnkey order fulfillment and information services and returned material reclamation and disposition services. The Company has two reportable segments: the Drivetrain Remanufacturing ("Drivetrain") segment and the Logistics segment.

          The Drivetrain segment consists of five operating units (Aaron's, Autocraft Industries, Autocraft UK, CRS and ATS) that principally sell factory-approved remanufactured transmissions directly to original equipment manufacturers ("OEMs") primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. The principal customers for these transmissions are DaimlerChrysler Corporation, Ford Motor Company, General Motors Corporation and certain foreign OEMs. In addition, the Drivetrain segment sells select remanufactured engines to certain European OEMs (including Ford's and GM's European operations and Jaguar).

          The Logistics segment consists of three operating units acquired in the Autocraft acquisition: Logistics Services, a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; Autocraft Material Recovery, a provider of returned material reclamation and disposition services (known as reverse logistics), primarily for Ford and, to a lesser extent, General Motors; and Autocraft Electronics, an automotive electronic components remanufacturing and distribution business.

          Since its formation, the continuing operations of the Company have grown, both internally and through acquisitions at a compound annual revenue growth rate of approximately 24%. The Company believes its core competencies and the foundation of its success include (i) its remanufacturing technology, (ii) world class fulfillment and customer service capabilities, (iii) excellent information technology management and response skills, (iv) high quality products with a sound ISO quality foundation and (v) excellent customer relationships. In addition, the Company has benefited from industry trends towards (i) the increasing use of remanufactured products as the industry recognizes that remanufacturing provides a higher quality, lower cost alternative to rebuilding the assembly or replacing it with a new assembly manufactured by an OEM and (ii) the rapidly increasing use of third party logistics providers as a cost effective logistics solution.

          The Company's strategy is to continue growth both organically and through strategic acquisitions. The Company intends to expand its business by:
(i) increased penetration of its existing customer base; (ii) the capture of new Drivetrain and Logistics customers; and (iii) the introduction of new products and services to both existing and new customers. The Company plans to supplement these growth strategies with strategic and other opportunistic acquisitions in the future.

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

          In its remanufacturing operations, the Company obtains used transmissions, hard parts, engines and related components, commonly known as "cores," which are sorted by vehicle make and model and either placed into immediate production or stored until needed. In the remanufacturing process, the cores are evaluated and disassembled into their component parts and the components that can be incorporated into the remanufactured product are cleaned, refurbished and tested. All components determined not reusable or repairable are replaced by other remanufactured or new components. Inspection and testing are conducted at various stages of the remanufacturing process, and each finished assembly is tested on equipment designed to simulate performance under operating conditions. After testing, completed products are generally packaged for immediate delivery.

          The cores used in the Company's remanufacturing process for sale to its OEM customers are provided primarily by the OEMs. In the case of OEMs other than DaimlerChrysler, the dealers return cores to the OEM, which then ships them to the Company. Chrysler cores are sent to the Company through its central core return center. See "Drivetrain Customers."

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

          The Company believes that because of this combination of high quality, low cost and efficiency, the use of remanufactured assemblies for repairs is growing compared to the use of new or rebuilt assemblies.

DRIVETRAIN REMANUFACTURING SEGMENT

          The Company's Drivetrain segment consists of five operating units that primarily remanufacture and sell transmissions directly to automobile manufacturers. In addition, the Drivetrain segment sells select remanufactured engines to certain European OEMs, including Ford's and General Motor's European operations and Jaguar.

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

          REMANUFACTURED ENGINES

          The Company operates a facility in England that remanufactures factory-approved engines for several European OEMs, including Jaguar and the European divisions of Ford and General Motors. These engines are used for warranty and post-warranty replacement. The facility in England also does assembly and modification of new production engines for certain of its OEM customers.

          DRIVETRAIN CUSTOMERS

          The Company's largest Drivetrain segment customers are DaimlerChrysler and Ford, to whom the Company primarily supplies remanufactured transmissions for use in Chrysler and Ford automobiles and light trucks. Additionally, the Company provides remanufactured components to several other OEMs including transmissions to General Motors, Mitsubishi, Kia, Hyundai and Isuzu and engines to Jaguar, Land Rover, Aston Martin and the European divisions of Ford and General Motors. Products are generally sold to each OEM pursuant to supply arrangements for individual transmission or engine models, which supply arrangements typically may be terminated by the OEM at any time.

          Drivetrain segment sales accounted for 74.1%, 82.0% and 85.2% of the Company's 2000, 1999 and 1998 revenues, respectively. Sales to DaimlerChrysler accounted for 31.5%, 34.4% and 32.1% of the Company's revenues in 2000, 1999 and 1998, respectively, and sales to Ford accounted for 32.6%, 33.0% and 30.5% of the Company's revenues in 2000, 1999 and 1998, respectively.

          Historically, the Company has developed and maintained strong relationships at many levels in both the corporate and factory organizations of the Chrysler division of DaimlerChrysler. In recognition of the Company's consistently high level of service and product quality throughout its relationship with DaimlerChrysler, in each of the eight years prior to and including 2000, the Company has received the highest award bestowed by Chrysler to its suppliers for which the Company was eligible. The Company is one of a select group of Chrysler's suppliers to receive such awards for the eight-year period. Additionally, over the past two years, the Company has strengthened its relationships with many of its other Drivetrain customers, as evidenced by the award of new business with Ford, Jaguar, Isuzu and General Motors. The Company has also recently received an award from Ford for "Dedication to Customer Satisfaction" for its role in a production rework program.

          All of the Company's facilities that remanufacture transmissions have QS-9000 certification, a complete quality management system developed for DaimlerChrysler, Ford, General Motors and truck manufacturers who subscribe to the ISO 9002 quality standards. The system is designed to help suppliers, such as the Company, develop a quality system that emphasizes defect prevention and continuous improvement in manufacturing processes. Certain of the facilities have also received Ford's Q1 quality certification.

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

          The Company began remanufacturing transmissions for Ford in 1989 and for General Motors in 1985. The Company believes that it provides approximately 85% of the remanufactured transmissions purchased by Ford and approximately 30% of the remanufactured transmissions purchased by General Motors.

LOGISTICS SEGMENT

          The Company's Logistics segment is comprised of a warehouse, distribution and turnkey order fulfillment and information services business, an automotive electronic parts remanufacturing and distribution business and a material recovery parts processing and Internet-based auction business, all of which were acquired as part of the Autocraft acquisition.

          LOGISTICS SERVICES

          The logistics services operating unit provides value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services ("ATTWS"). As part of its product offering, the Company provides bulk and direct fulfillment of cellular telephones and accessories to ATTWS subscribers and partners and point-of-sale and other marketing materials to ATTWS partners. The Company also provides accessory packaging services, inventory tracking and management and processes all warranty-service exchanges.

          AUTOMOTIVE ELECTRONIC COMPONENTS

          The automotive electronic components operating unit remanufactures automotive electronic control modules (which manage various engine functions) primarily for Delphi, remanufactures and distributes radios and instrument and display clusters for General Motors, Delphi and Ford, and remanufactures and distributes cellular telephones and other cellular products (E.G., navigation systems) for Ford, General Motors, Audi, Jaguar and Volkswagen.

          MATERIAL RECOVERY

          As part of its relationship with Ford, the Company also provides returned material reclamation and disposition services to assist Ford with the management of its dealer parts inventory. Under this program, Ford dealers send their excess parts inventory to the Company. The parts are then sorted and disposed of in one of three ways: useful parts that are needed by other dealers are redistributed; useful parts that are not needed by other dealers are sold to remanufacturers, wholesale distributors and other third parties through an innovative on-line Internet auction process; and useless parts are scrapped and recycled. As a result of the introduction of the materials recovery program, the number of parts that are sent to landfills has been significantly reduced to less than 2%. The Company has recently expanded the scope of this business by providing similar services, currently on a more limited scale, to General Motors.

BUSINESS STRATEGY

          The Company's strategy is to position itself as a world-class provider of logistics and remanufacturing products and services. The Company expects to achieve growth both organically and through strategic and opportunistic acquisitions. The strategy for organic growth includes: (i) increasing penetration of its current customer base; (ii) introducing new products and services to both existing and new customers; and (iii) gaining new customers.

          INCREASING SALES TO EXISTING CUSTOMERS

          DRIVETRAIN CUSTOMERS. The Company intends to increase its business with its existing Drivetrain customers by working with OEMs to increase dealer utilization of remanufactured transmissions in both the warranty and post-warranty periods. The Company is working in tandem with OEMs to highlight to dealers the quality and cost advantages of using remanufactured assemblies versus rebuilding. The Company is also working with OEMs to reduce the lag time prior to the introduction of a remanufacturing program for new transmission models and model years. In addition, the post-warranty repair market, which the Company believes is significantly larger than the OEM dealer warranty repair market, presents a growth opportunity. Currently, the vast majority of post-warranty repairs are performed by aftermarket repair specialists rather than by OEM dealers. Given the relatively low cost and high quality of remanufactured components, OEM dealers can enhance their cost competitiveness compared to independent service centers through the increased use of remanufactured components as well as providing end customers with a high quality product. To the extent that OEM dealers increase their level of post-warranty repairs, the Company is well positioned to capitalize on this market growth. The Company has introduced a number of new transmission models and related drivetrain products in the last several years for its OEM customers.

          LOGISTICS CUSTOMERS. The Company intends to increase penetration of its existing Logistics customer base, broadening its offering of products and services by focusing on its core competencies and how it can add value in satisfaction of the customer's needs. Examples of this include the Company being awarded by ATTWS, during 2000, programs covering the packaging and distribution of cellular telephone accessories and the distribution of point-of-sale and other marketing materials.

          INTRODUCING NEW PRODUCTS

          DRIVETRAIN SEGMENT. The Company believes that OEMs recognize that the use of remanufactured assemblies provide a high quality, lower cost alternative to rebuilding damaged assemblies or replacing them with new assemblies. For this reason, the Company believes that OEMs are interested in working with large, high quality remanufacturers to reduce the OEMs' warranty costs and increase their parts sales into the post-warranty aftermarket. The Company continues to work with its OEM customers to identify additional remanufactured products and services where the Company can provide value to the OEM. In this way, the Company believes that it will be able to leverage its customer relationships and remanufacturing competency. In 2000, the Company was selected by Ford to supply remanufactured transmissions for use in Ford's new Focus, which is a global platform, and to supply a new line of Motorcraft-branded remanufactured transmissions.

          LOGISTICS SEGMENT. The Company also intends to leverage its core competencies in logistics and electronics remanufacturing by working with its existing and new customers to identify products and services where the Company can add value in satisfaction of the customers' needs. Examples of this strategy include the Company being awarded a small but strategic contract by a new customer for vehicle disassembly and salvage and the awarding by General Motors of a pilot for a national material recovery program.

          ESTABLISHING NEW CUSTOMER RELATIONSHIPS

          DRIVETRAIN CUSTOMERS. The Company believes that opportunities for growth exist with several foreign OEMs regarding their United States-based remanufacturing programs. The Company believes that this represents an opportunity for growth and is currently working to develop programs with certain of these OEMs.

          LOGISTICS CUSTOMERS. The Company believes that its logistics services business should be attractive to new customers who recognize that outsourcing this function will enable them to both focus on their core competencies and have an efficient product distribution system. The Company also believes that the ability to sell product via Internet auctions, cost savings and environmental benefits provided by its material recovery business, will be attractive to other OEMs.

          The foregoing discussion of the Company's business strategy contains forward-looking statements. See "Forward-Looking Statement Notice."

DISCONTINUED OPERATIONS

          In August 2000, the Company adopted a plan to discontinue a segment of its business, known as the Independent Aftermarket, which contained the Distribution Group (a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers) and the U.S. business that remanufactures domestic and foreign engines primarily for sale through a branch distribution network into the automotive aftermarket (as distinguished from the Drivetrain segment business that remanufactures engines in England for OEMs). As a result of this decision, the Independent Aftermarket segment of its business has been reflected in the accompanying consolidated financial statements and discussion and analysis as discontinued operations.

          In October 2000, the Company completed the sale of the Distribution Group to ATCDG Acquisition Corp., Inc. ("Buyer"), an indirect wholly owned subsidiary of Aceomatic-Recon Holdings Corporation, which is an affiliate of The Riverside Company, for $60.1 million in cash, Series B Preferred Stock of Buyer valued by the Company at $1.9 million (stated value of $8.7 million net of a valuation allowance of $6.8 million) and an 18% senior subordinated promissory note of Buyer in a principal amount of $10.1 million and a discounted value of $8.4 million, which note is due in October 2005.

COMPETITION

          In its Drivetrain segment, the Company primarily competes in the market for remanufactured transmissions sold to the automotive aftermarket directly through the OEM dealer networks. This market, narrowly defined, is one in which the majority of industry supply comes from a limited number of participants. Competition is based primarily on product quality, service, delivery, technical support and price and tends to be split along customer lines. The Company believes that it has established excellent relationships with its customers and believes it is well positioned to enhance its competitive position by expanding its product line through the development of new products or acquisition of new businesses.

          In its Logistics segment, the Company primarily competes in a fragmented, high growth market as a niche participant offering a specialized value-added service requiring severe service level requirements. Based on its world-class performance levels, the Company believes it is well positioned to compete in this rapid growth market. Some of the Company's competitors in this segment are larger and have greater financial and other resources than the Company.

EMPLOYEES

          As of December 31, 2000, the Company had approximately 3,500 full-time employees. The Company believes its employee and labor relations are good. The Company has never experienced any work stoppage and none of its employees are members of any labor union.

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

          In connection with the acquisition of certain subsidiaries, some of which have been subsequently divested, the Company conducted certain investigations of these companies' facilities and their compliance with applicable environmental laws. The investigations, which included "Phase I" assessments by independent consultants of all manufacturing and certain distribution facilities, found that certain facilities have had or may have had releases of hazardous materials that may require remediation and also may be subject to potential liabilities for contamination from off-site disposal of substances or wastes. These assessments also found that certain reporting and other regulatory requirements, including certain waste management procedures, were not or may not have been satisfied. Although there can be no assurance, the Company believes that, based in part on the investigations conducted, in part on certain remediation completed prior to or since the acquisitions, and in part on the indemnification provisions of the agreements entered into in connection with the Company's acquisitions, the Company will not incur any material liabilities relating to these matters.

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

          In connection with the October 2000 sale of the Distribution Group, the Company has agreed to indemnify the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the Distribution Group sale, including the former manufacturing facility in Azusa, California mentioned above and the former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio (ii) any other environmental liability of the Distribution Group relating to periods prior to the Distribution Group sale, in most cases subject to a $750,000 deductible and a $12.0 million cap.

CERTAIN FACTORS AFFECTING THE COMPANY

          Set forth below are certain factors that may affect the Company's business:

          DEPENDENCE ON SIGNIFICANT CUSTOMERS

          In 2000, the Company had three customers that individually accounted for more than 10% of revenues. Ford accounted for approximately 32.6%, 33.0% and 30.5% of the Company's net sales for 2000, 1999 and 1998, respectively. DaimlerChrysler accounted for 31.5%, 34.4% and 32.1% of net sales in 2000, 1999 and 1998, respectively, and ATTWS accounted for 15.3%, 7.0% and 4.1% of the Company's net sales during 2000, 1999 and 1998, respectively.

          DaimlerChrysler and Ford, like other North American OEMs, generally require their dealers using remanufactured products to use only those from approved suppliers. Although the Company is currently the only factory-approved supplier of remanufactured transmissions for Chrysler vehicles and one of two suppliers to Ford, DaimlerChrysler and Ford (like the Company's other OEM customers) are not obligated to continue to purchase the Company's products and there can be no assurance that the Company will be able to maintain or increase the level of its sales to them or that they will not approve other suppliers in the future. In addition, within the last five years the standard new vehicle warranty for Chrysler vehicles was reduced from seven years/70,000 miles to three years/36,000 miles and a shorter warranty could be implemented in the future. Any such action could have the effect of reducing the amount of warranty work performed by Chrysler dealers. An extended, substantial decrease in orders from DaimlerChrysler or Ford would have a material adverse effect on the Company. See "Drivetrain Remanufacturing Segment--Drivetrain Customers."

          SHORTAGE OF TRANSMISSION CORES AND COMPONENT PARTS

          In its remanufacturing operations, the Company obtains used transmissions, hard parts, engines and related components, commonly known as "cores," which are sorted and either placed into immediate production or stored until needed. The majority of the cores remanufactured by the Company are obtained from OEMs. The ability to obtain cores of the types and in the quantities required by the Company is critical to the Company's ability to meet demand and expand production. With the increased acceptance in the aftermarket of remanufactured assemblies, the demand for cores has increased. The Company periodically has experienced situations in which the inability to obtain sufficient cores has limited its ability to accept all of the orders available to it. There can be no assurance that the Company will not experience core shortages in the future. If the Company were to experience such a shortage for an extended period of time, it could have a material adverse effect on the Company.

          Certain component parts required in the Company's transmission remanufacturing process are manufactured by the Company's OEM customers. The Company has experienced shortages of such component parts from time to time in the past, and future shortages could have a material adverse effect on the Company.

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

          INDEBTEDNESS AND LIQUIDITY

          The Company had outstanding indebtedness of $227.5 million at December 31, 2000. The level of the Company's consolidated indebtedness could have important consequences, including the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal of, and interest on, its indebtedness and will not be available for other purposes; (ii) the ability of the Company to obtain financing in the future for working capital needs, capital expenditures, acquisitions, investments, general corporate purposes or other purposes may be materially limited or impaired; (iii) the Company's level of indebtedness may reduce its flexibility to respond to changing business and economic conditions or take advantage of business opportunities that may arise; and (iv) the ability of the Company to pay dividends is restricted. See Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters." In addition, the Company's bank credit agreement contains covenants that (i) require the Company to meet certain financial ratios and (ii) limit the Company's ability to, among other things, incur indebtedness, make acquisitions, make capital expenditures, make investments, engage in mergers and dispose of assets. The indentures that govern the Company's 12% Senior Subordinated Notes due 2004 (the "Senior Notes") contain, among other things, a covenant that limits the Company's ability to incur additional indebtedness. Any default by the Company with respect to such covenants, or any inability on the part of the Company to obtain necessary liquidity, could have a material adverse effect on the Company. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

          ENVIRONMENTAL MATTERS

          The Company is subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and certain damages resulting from, past spills, disposals or other releases of hazardous substances. In connection with its acquisitions, the Company conducted certain investigations of the acquired companies' facilities and their compliance with applicable environmental laws. These investigations found various environmental matters and conditions that could, under certain circumstances, expose the Company to liability. Furthermore, the company from which RPM acquired its assets has been identified by the United States Environmental Protection Agency as one of the many potentially responsible parties for environmental liabilities associated with a "Superfund" site located in the area of

RPM's former manufacturing facilities and one of its current distribution facilities. Although no assurances can be given, the Company believes that it will not incur any material liabilities relating to these matters. See "Environmental."

          COMPETITION

          While the Company believes it is well positioned to compete in its two market segments, there can be no assurance that the Company will be successful competing against other companies in its industry segments, some of which are larger than the Company and have greater financial and other resources available to them than does the Company. See "Competition."

          CONTROL OF THE COMPANY; ANTI-TAKEOVER MATTERS

          The Company is controlled by Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. (collectively, the "Aurora Partnerships"), which as of February 28, 2001 hold approximately 67% of the voting power in the Company (through direct ownership and certain voting arrangements). Therefore, the Aurora Partnerships will be able to elect all of the directors of the Company and approve or disapprove any matter submitted to a vote of the Company's stockholders. As a result of the Aurora Partnerships' substantial ownership interest in the Common Stock, it may be more difficult for a third party to acquire the Company. A potential buyer would likely be deterred from any effort to acquire the Company absent the consent of the Aurora Partnerships or their participation in the transaction. The general partner of each of the Aurora Partnerships is controlled by Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder, each of whom is a director of the Company. The indentures governing the Senior Notes contain provisions that would allow a holder to require the Company to repurchase such holder's Senior Notes at a cash price equal to 101% of the principal amount thereof, together with accrued interest, upon the occurrence of a "change of control" of the Company (as defined therein), which could also have the effect of discouraging a third party from acquiring the Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

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

ITEM 2.   PROPERTIES

          The Company conducts its business from the following facilities:

                               APPROXIMATE   LEASE EXPIRA-
     LOCATION                   SQ. FEET       TION DATE            PRODUCTS PRODUCED/SERVICES PROVIDED
-------------------------      ------------  -------------   -------------------------------------------------------------
Joplin, MO                        264,000          2008      transmissions and transfer cases (1)
Springfield, MO                   280,800          2004      transmissions (1)
Springfield, MO                   200,000          2006      engines (2)
Springfield, MO                    30,900          2001      torque converters (1) (3)
Springfield, MO                    34,000          2001      cleaning and testing equipment (1) (3)
Gastonia, NC                      130,000          2002      transmissions and valve bodies (1)
Mahwah, NJ                        160,000          2003      transmissions, transfer cases and assorted components (1)
Oklahoma City, OK                  98,000         owned      returned material reclamation and disposition (4)
Oklahoma City, OK                 207,000         owned      transmissions (1)
Carrollton (Dallas), TX            39,000          2006      radios and instrument and display clusters (4)
Ft. Worth, TX                     220,000          2008      cellular phone and accessory distribution (4)
Ft. Worth, TX                     108,000          2005      cellular phone accessory packaging and returns processing (4)
Houston, TX                        50,000          2002      engine control modules and radios (4)
Grantham, England                 120,000         owned      engines and related components (1)

----------------
(1)  This facility is used by the Drivetrain segment.
(2)  This facility is used by the discontinued operations.
(3)  These facilities are being consolidated into other existing facilities.
(4)  This facility is used by the Logistics segment.

          The Company also leases assorted warehouses and space for its corporate offices and computer services.

          The Company believes that its current facilities are adequate for the current level of the Company's activities. The Company's manufacturing sites have the flexibility to add both additional shifts and production workers needed to accommodate additional demand for products and services. However, in the event the Company were to experience a material increase in sales, the Company may require additional manufacturing facilities. The Company believes such additional facilities are readily available on a timely basis on commercially reasonable terms. Further, the Company believes that the leased space housing its existing facilities is not unique and could be readily replaced, if necessary, at the end of the terms of its existing leases on commercially reasonable terms. Historically, the Company has been able to renew leases or find alternate space upon the expiration of its leases without material interruption in the subject facilities' operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ATAC" since the IPO in December 1996. As of February 28, 2001, there were approximately 79 record holders of its Common Stock. The following table sets forth for the periods indicated the range of high and low sale prices of the Common Stock as reported by Nasdaq:

                                                                                   HIGH       LOW
                                                                                   ----       ---
2000
   First quarter................................................................   13 7/8     9 7/16
   Second quarter...............................................................   12 7/8     5
   Third quarter................................................................    8 7/8     5
   Fourth quarter...............................................................    6 3/8     1 5/8

1999
   First quarter................................................................    9 7/8     4 1/2
   Second quarter...............................................................   12 3/8     6 7/8
   Third quarter................................................................   11 7/8     8 1/32
   Fourth quarter...............................................................   12 5/8     7 3/4

          On February 28, 2001, the last sale price of the Common Stock, as reported by Nasdaq, was $5 5/8 per share.

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

          During 2000, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

          The results of the Company's Independent Aftermarket segment (which consists of (i) ATC Distribution Group, Inc. ("Distribution Group"), a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers and (ii) the remanufactured engines business, which remanufactures and distributes engines primarily to independent aftermarket customers) are classified as discontinued operations in the financial data presented below. The selected financial data presented below with respect to the statements of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data at December 31, 2000 and 1999 are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto. The selected financial data with respect to the statement of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data at December 31, 1998, 1997 and 1996, are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, but are not included herein. The data provided should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included in this Annual Report.

                                                                         CONSOLIDATED
                                                 -------------------------------------------------------------

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                    2000          1999         1998        1997       1996
                                                 ----------    ----------    ---------   --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales................................        $  343,357    $  328,024    $ 272,643   $167,776    $146,096
Cost of sales............................           222,939       216,217      195,109     92,668      82,496
Special charges..........................                --           113           --         --          --
                                                 ----------    ----------    ---------   --------    --------
Gross profit.............................           120,418       111,694       77,534     75,108      63,600
Selling, general and administrative
  expenses...............................            48,971        47,026       42,720     25,374      18,218
Amortization of intangible
  assets.................................             5,025         5,065        4,572      2,807       2,532
Special charges..........................                --         3,864        4,024         --          --
                                                 ----------    ----------    ---------   --------    --------
Income from operations...................            66,422        55,739       26,218     46,927      42,850
Interest expense, net and other..........            23,727        22,451       21,245     14,313      15,978
Income tax expense ......................            16,249        12,224        2,841     13,078      10,937
                                                 ----------    ----------    ---------   --------    --------
Income from continuing operations (1)(2).            26,446        21,064        2,132     19,536      15,935
Preferred stock dividends................                --            --           --         --       2,222
                                                 ----------    ----------    ---------   --------    --------

Income from continuing operations
  available to common stockholders.......        $   26,446    $   21,064     $  2,132  $  19,536    $ 13,713
                                                 ==========    ==========     ========  =========    ========

Income from continuing operations per
  share (3)..............................        $     1.25    $     1.00     $   0.10  $    1.01    $   1.00
Shares used in computation of income from
  continuing operations per share (3)....            21,163        21,164       21,078     19,335      15,918

OTHER DATA:
Capital expenditures (4).................        $   11,376    $    6,948     $  7,523  $   3,942    $  3,756

                                                                           CONSOLIDATED
                                                 ------------------------------------------------------------------
                                                                          DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                   2000           1999          1998           1997          1996
                                                 ----------    ----------    ---------       --------      --------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital, continuing operations......    $ 45,663         $ 13,972      $ 21,772      $ 27,405      $ 50,554
Property, plant and equipment, net..........      44,070           39,397        38,157        11,517         8,574
Total assets................................     400,020          572,359       513,472       357,882       310,922
Long-term liabilities (5)...................     213,537          302,491       258,042       152,571       167,233
Common stockholders' equity.................      80,239          176,144       168,011       175,429       105,832

---------------
(1) Income from continuing operations for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 exclude loss (income) from discontinued operations, net of income taxes, of $123,329, $14,257, $9,247, $(3,467) and
     $(364), respectively.

(2) Income from continuing operations for the year ended December 31, 1998 excludes an extraordinary item in the amount of $703 ($1,172 less related income tax benefit of $469). This amount consisted of (i) a $340 charge resulting from the early redemption of $9,615 in principal amount of the Senior Notes, which included the payment of a 4.0% early redemption premium and the write-off of related debt issuance costs and (ii) a charge of $363 for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility. In addition, income from continuing operations for the year ended December 31, 1997 excludes an extraordinary item in the amount of $3,749 ($6,269 less related income tax benefit of $2,520). This amount consisted of (i) a $3,425 charge resulting from the early redemption of $40,000 in principal amount of the Senior Notes, which included the payment of a 12.0% early redemption premium and the write-off of related debt issuance costs and (ii) a charge of $324 for the write-off of previously capitalized debt issuance costs in connection with the termination of the Company's previous revolving credit facility.

(3) See Item 8. "Consolidated Financial Statements and Supplementary Data-Note 14" for a description of the computation of earnings per share.

(4) Excludes capital expenditures made by certain of the Company's subsidiaries prior to such subsidiaries' respective acquisitions and any capital expenditures made in connection with such acquisitions.

(5) Includes long-term deferred tax liabilities of $15,068, $11,492, $8,044 and $5,252 at December 31, 1999, 1998, 1997 and 1996, respectively.

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

CHANGES IN SEGMENT REPORTING

          In 2000, the Company made certain changes in its segment reporting. The Company (i) reclassified its remanufactured engines operating unit from the Original Equipment Manufacturer ("OEM") segment to the Independent Aftermarket segment due to similar economic characteristics and other factors, including type of customer and method of distribution, (ii) revised its methodology for allocation of corporate overhead and changed from a partial to a full allocation of expenses relating to the Company's corporate offices to more accurately reflect segment financial performance and (iii) as a result of a strategy to strengthen its position in the logistics marketplace, the Company realigned certain of its business units under a common management team to form the Logistics segment. As a result, the Company has two reportable segments, Drivetrain Remanufacturing (formerly OEM) and Logistics. All prior-year segment information has been restated to conform to the 2000 presentation. The Independent Aftermarket segment was discontinued, as explained below.

DISCONTINUED OPERATIONS

          In August 2000, the Company adopted a plan to discontinue the Independent Aftermarket segment of its business, comprised of the Distribution Group, a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers and its domestic remanufactured engines business, which remanufactures and distributes domestic and foreign engines primarily through a branch distribution network to independent aftermarket customers. As a result of this decision, the Independent Aftermarket segment has been reflected in the accompanying consolidated financial statements and management's discussion and analysis as discontinued operations.

          In October 2000, the Company completed the sale of the Distribution Group to ATCDG Acquisition Corp., Inc. ("Buyer"), an indirect wholly owned subsidiary of Aceomatic-Recon Holdings Corporation, which is an affiliate of The Riverside Company, for $60.1 million in cash, Series B preferred stock of Buyer valued by the Company at $1.9 million (stated value of $8.7 million net of a valuation allowance of $6.8 million) and an 18% senior subordinated promissory note of the Buyer in a principal amount of $10.1 million and a discounted value of $8.4 million.

OVERVIEW

          The Company has two reportable segments in continuing operations:
the Drivetrain Remanufacturing segment and the Logistics segment. The
Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to DaimlerChrysler, Ford, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs, including Ford's and General Motors's European operations and Jaguar. The Company's Logistics segment is comprised of three business units, all of which were acquired in the Autocraft acquisition: a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T
Wireless Services; a provider of returned material reclamation and disposition services for Ford and General Motors; and an automotive electronic components remanufacturing and distribution business, primarily for Delphi and Visteon. See
Item 8. "Consolidated Financial Statements and Supplementary Data-Note 17."

          Since its formation, the Company has benefited from a combination of organic and acquisition-related revenue growth, achieving compound annual growth in continuing operations revenue of approximately 24% from 1996 through 2000. The Company's revenues in the Drivetrain Remanufacturing segment have increased at a compound annual growth rate of 15% since 1996, to $254.3 million in 2000, due largely to the addition of Ford as a customer through the acquisition of Autocraft in March 1998. The Autocraft acquisition also included the three business units that now comprise the Company's Logistics segment, where on a pro forma basis, as if the Autocraft acquisition had taken place on January 1, 1998, revenue has grown at a compound annual growth rate of 36% since 1998, to $89.1 million. This growth is entirely organic and is driven primarily by increases in value added warehouse and distribution services fueled by the demand for cellular phones and services.

          The Company regularly evaluates strategic acquisition opportunities and, consistent with its strategy to strengthen its position in the logistics marketplace, expects it will continue to do so in the future. During the first quarter of 1998, the Company acquired substantially all of the assets of Autocraft, the OEM Division of The Fred Jones Companies, Inc. and will continue to consider opportunistic acquisitions in its Drivetrain Remanufacturing segment.

          During 1999 and 1998, the Company recorded special charges of $4.0 million in each year, primarily related to certain initiatives designed to improve operating efficiencies and reduce costs. See "Results of Operations" for a complete discussion of these charges. In addition, in 1998 the Company recorded charges for non-recurring costs totaling $10.2 million. As previously disclosed, the Company believes that these charges were one-time in nature due to the application of new information and estimation methodologies.

          During 2000, the Company reduced its debt by $81.2 million from $308.7 million to $227.5 million, through a combination of cash flow from continuing operations and the proceeds from the sale of the Distribution Group. Additionally, the loss on the sale of the Distribution Group generated approximately $44.0 million of income tax benefits for the Company.

RESULTS OF OPERATIONS

          The following table sets forth certain financial statement data expressed in millions of dollars and as a percentage of net sales.

                                                           For the Years Ended December 31,
                                             ------------------------------------------------------------
                                                     2000                    1999              1998
                                             ----------------------   ------------------  ---------------
Net sales.................................       $343.4   100.0%      $328.0   100.0%     $272.6   100.0%
Cost of sales.............................        223.0    64.9        216.2    65.9       195.1    71.6
Special charges...........................            -       -          0.1     0.0           -       -
                                                 ------   -----       ------   -----      ------   -----
Gross profit..............................        120.4    35.1        111.7    34.1        77.5    28.4
SG&A expenses.............................         49.0    14.3         47.0    14.3        42.7    15.7
Amortization of intangible assets.........          5.0     1.5          5.1     1.6         4.6     1.7
Special charges...........................            -       -          3.9     1.2         4.0     1.4
                                                 ------   -----       ------   -----      ------   -----
Income from operations....................         66.4    19.3         55.7    17.0        26.2     9.6
Interest expense, net and other...........         23.7     6.9         22.4     6.8        21.2     7.8
                                                 ------   -----       ------   -----      ------   -----
Income from continuing operations, before
   income taxes...........................         42.7    12.4         33.3    10.2         5.0     1.8
Income tax expense........................         16.3     4.7         12.2     3.8         2.9     1.0
                                                 ------   -----       ------   -----      ------   -----
Income from continuing operations.........      $  26.4     7.7%      $ 21.1     6.4%     $  2.1     0.8%
                                                =======   =====       ======   =====      ======   =====

          YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

          Income from continuing operations increased $5.3 million, or 25.1%, to $26.4 million in 2000 from $21.1 million in 1999. During 1999, the Company recorded pre-tax special charges of $4.0 million, primarily related to certain initiatives designed to improve operating efficiencies and reduce costs (see "Special Charges" below). Excluding special charges, income from continuing operations increased $2.8 million, or 11.9%, from $23.6 million for the year ended December 31, 1999. This increase was primarily attributable to a significant increase in revenues in the Logistics segment, partially offset by a decline in revenues in the Drivetrain Remanufacturing segment. Income from continuing operations per diluted share increased to $1.25 in 2000 from $1.00 in 1999. Excluding special charges, income from continuing operations per diluted share was $1.11 for the year ended December 31, 1999.

          NET SALES. Net sales increased $15.4 million, or 4.7%, to $343.4 million in 2000 from $328.0 million in 1999. This increase is attributable to increased sales in the Company's Logistics segment partially offset by a decrease in revenues in the Drivetrain Remanufacturing segment. See "Drivetrain Remanufacturing Segment" and "Logistics Segment" for a discussion of net sales.

          GROSS PROFIT. Gross profit increased $8.7 million, or 7.8%, to $120.4 million in 2000 from $111.7 million in 1999. This increase is principally due to increased revenues in the Logistics segment, improved yield and favorable mix of remanufactured transmissions, favorable material variances and the benefit of cost reduction initiatives implemented during 1999 and 2000. As a result, gross profit as a percentage of net sales increased to 35.1% from 34.1% between the two periods.

          SG&A EXPENSES. Selling, general and administrative ("SG&A") expenses increased $2.0 million, or 4.3%, to $49.0 million in 2000 from $47.0 million in 1999. The increase is due primarily to an increase in expense supporting increased sales volume and growth initiatives in the Logistics segment, partially offset by a decrease in expense in the Drivetrain Remanufacturing segment. As a percentage of net sales, SG&A remained constant at 14.3%.

          AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased slightly to $5.0 million in 2000 from $5.1 million in 1999.

          SPECIAL CHARGES. During 1999, the Company recorded $4.0 million of special charges, of which $0.1 million was included as a component of cost of sales. These charges consisted of $2.6 million of severance and other costs related to the reorganization of certain management functions and $1.4 million of severance, plant exit and other costs.

          The Company, as an ongoing part of its planning process, continues to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems. Implementation of any of these could require the Company to incur special charges, which would be offset over time by the projected cost savings.

          INCOME FROM OPERATIONS. Principally as a result of the factors described above, income from operations increased $10.7 million, or 19.2%, to $66.4 million in 2000 from $55.7 million in 1999. As a percentage of net sales, income from operations increased to 19.3% from 17.0%, between the two periods. Excluding special charges of $4.0 million recorded in 1999, income from operations was $59.7 million or 18.2% of net sales, for the year ended December 31, 1999.

          INTEREST EXPENSE, NET AND OTHER. Interest expense, net and other increased $1.3 million, or 5.8%, to $23.7 million in 2000 from $22.4 million in 1999. The increase primarily resulted from an overall increase in interest rates in 2000 as compared to 1999. Interest expense of $6.1 million for the year ended December 31, 2000 has been allocated to discontinued operations based on the total consideration received from the sale of the Distribution Group and an estimate of the proceeds expected from the sale or disposal of the remanufactured engines business. Interest expense of $4.1 million for the year ended December 31, 1999 has been allocated to the discontinued operations based on the total consideration received from the sale of the Distribution Group and an estimate of the proceeds expected from the sale or disposal of the remanufactured engines business, less the amount of debt attributable to the acquisition of All Trans (part of the Distribution Group) in the fourth quarter of 1999.

          DISCONTINUED OPERATIONS. In August 2000, the Company adopted a plan to discontinue the Independent Aftermarket segment of its business, comprised of the Distribution Group and the remanufactured aftermarket engines business. In October 2000, the Company completed the sale of the Distribution Group. Management believes that the exit from this segment, which reduces debt and generates significant tax benefits, offers a strategic opportunity to focus resources on the businesses of the Company that are profitable and have greater growth potential. As a result of the decision to exit the Independent Aftermarket segment and the associated sale of the Distribution Group, the Company recorded a charge of $114.8 million for the estimated loss on disposal of discontinued operations, net of tax benefits of $59.2 million, during the year ended December 31, 2000. The pre-tax charge of $174.0 million includes the write-off of previously allocated goodwill, valuation allowances for certain assets, provisions for anticipated operating losses until disposal of $12.9 million and anticipated costs of disposal, including lease terminations, severance, retention and other employee benefits and professional fees. In addition, the loss from discontinued operations includes a loss of $8.5 million and $14.3 million, net of income tax benefits of $4.4 million and $8.1 million, from the operations of the Independent Aftermarket segment during the period from January 1, 2000 to August 3, 2000 (the measurement date for discontinued operations) and during the year ended December 31, 1999, respectively.

          DRIVETRAIN REMANUFACTURING SEGMENT

          The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

                                                 For the Years Ended December 31,
                                             -----------------------------------------
                                                     2000                   1999
                                             -------------------     -----------------
Net sales..................................  $ 254.3      100.0%     $ 268.9    100.0%
                                             =======      =====      =======    =====
Special charges...........................   $     -          -%     $   1.0      0.4%
                                             =======      =====      =======    =====
Segment profit.............................  $ 49.0        19.3%     $  50.5     18.8%
                                             =======      =====      =======    =====

          NET SALES. Net sales decreased $14.6 million, or 5.4%, to $254.3 million in 2000 from $268.9 million in 1999. The decrease was primarily the result of (i) a decline in shipments of Asian car model remanufactured transmissions due to the termination of an unprofitable contract, delays in the introduction of new model years into the remanufacturing program by certain OEMs and production disruptions associated with an unsuccessful union organization campaign and certain management changes, (ii) a decline in sales of remanufactured transmissions to General Motors due to a reduction of its inventory levels and the termination of an unprofitable contract, (iii) a general decline in sales of remanufactured transmissions due to an overall softness in demand resulting from a relatively mild winter in 1999, partially offset by improved yield and one-time rework projects and (iv) decreased sales of engines and related parts in the segment's European operations. Sales to DaimlerChrysler accounted for 31.5% and 34.4% of the Company's revenues (42.5% and 42.0% of segment revenues) in 2000 and 1999, respectively. Sales to Ford accounted for 32.6% and 33.0% of the Company's revenues (40.8% and 36.8% of segment revenues) in 2000 and 1999, respectively.

          SPECIAL CHARGES. The Drivetrain Remanufacturing segment recorded $1.0 million of special charges in 1999 relating to severance and plant exit costs.

          SEGMENT PROFIT. Segment profit decreased $1.5 million, or 3.0%, to $49.0 million (19.3% of segment net sales) in 2000 from $50.5 million (18.8% of segment net sales) in 1999. Excluding special charges of $1.0 million in 1999, segment profit would have decreased $2.5 million, or 4.9%, from $51.5 million (19.2%
of segment net sales) in 1999. The decrease was primarily the result of the factors impacting sales as described above, partially offset by a reduction in allocated corporate overhead in 2000 as compared to 1999.

          LOGISTICS SEGMENT

          The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

                                                  For the Years Ended December 31,
                                              ----------------------------------------
                                                     2000                   1999
                                              -----------------        ---------------
Net sales..................................   $  89.1     100.0%       $ 59.1   100.0%
                                              =======     =====        ======   =====
Special charges...........................    $     -         -%       $  0.6     1.0%
                                              =======     =====        ======   =====
Segment profit............................    $  17.4      19.5%       $  7.7    13.0%
                                              =======     =====        =====    =====

          NET SALES. Net sales increased $30.0 million, or 50.8%, to $89.1 million in 2000 from $59.1 million in 1999. This increase was primarily attributable to an increase in sales for value added warehouse and distribution services, driven by the strong growth in the market for cellular phones and services, coupled with the benefit of two new programs the Company was awarded by AT&T Wireless Services. These programs cover the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials. Sales to AT&T Wireless Services accounted for 15.3% and 7.0% of the Company's revenues (59.1% and 38.9% of segment revenues) in 2000 and 1999, respectively.

          SPECIAL CHARGES. Special charges recorded during 1999 of $0.6 million relate to facility exit costs and other costs related to the Electronics business unit.

          SEGMENT PROFIT. Segment profit increased $9.7 million, or 126.0%, to $17.4 million (19.5% of segment net sales) in 2000 from $7.7 million (13.0% of segment net sales) in 1999. Excluding special charges of $0.6 million in 1999, segment profit would have increased $9.1 million, or 109.6%, from $8.3 million (14.0% of segment net sales) in 1999. This increase was primarily the result of the increased sales volume, combined with the benefit of restructuring initiatives implemented in the Electronics business unit in late 1999.

          YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

          Income from continuing operations increased $19.0 million, or 904.8%, to $21.1 million in 1999 from $2.1 million in 1998. During each of 1999 and 1998, the Company recorded pre-tax special charges of $4.0 million, related to certain initiatives designed to improve operating efficiencies and reduce costs (see "Special Charges" below). In addition, during 1998, the Company recorded pre-tax charges for non-recurring costs totaling $10.2 million. Excluding these non-recurring costs and special charges, income from continuing operations would have increased $12.7 million, or 116.5%, to $23.6 million for the year ended December 31, 1999, from $10.9 million for the year ended December 31, 1998. This increase was primarily attributable to increased volume in both the Drivetrain Remanufacturing and Logistics segments'. Income from continuing operations per diluted share increased to $1.00 in 1999 from $0.10 in 1998. Excluding special charges and non-recurring expense, income from continuing operations per diluted share increased to $1.11 for the year ended December 31, 1999 from $0.52 for the year ended December 31, 1998.

          NET SALES. Net sales increased $55.4 million, or 20.3%, to $328.0 million in 1999 from $272.6 million in 1998. This increase is partially attributable to the full-year benefit of sales from Autocraft, which was acquired in March 1998. On a pro forma basis, as if the February 1999 sale of Mascot and the acquisition of Autocraft had both taken place on January 1, 1998, net sales would have increased $34.3 million, or 11.7%, to $327.3 million in 1999 from $293.0 million in 1998. This increase in sales, on a pro forma basis, was primarily attributable to increased sales in the Company's Drivetrain Remanufacturing and

Logistics segments'. See "Drivetrain Remanufacturing Segment" and " Logistics Segment" for a discussion of net sales.

          GROSS PROFIT. Gross profit increased $34.2 million, or 44.1%, to $111.7 million in 1999 from $77.5 million in 1998. Excluding special charges of $0.1 million recorded in 1999 and non-recurring costs of $8.9 million recorded in 1998, gross profit increased $25.4 million, or 29.4%, during 1999 as compared to 1998. As a percentage of net sales, gross profit before non-recurring costs and special charges increased to 34.1% in 1999 from 31.7% in 1998. The increase in gross profit was principally due to the increased volume of sales in the Drivetrain Remanufacturing and Logistics segments' and associated operating leverage.

          SG&A EXPENSES. SG&A expenses increased $4.3 million, or 10.1%, to $47.0 million in 1999 from $42.7 million in 1998. Excluding non-recurring costs of $1.3 million recorded in 1998, SG&A expenses increased $5.6 million during 1999 as compared to 1998 and as a percentage of net sales decreased to 14.3% in 1999 from 15.2% in 1998. This increase was due primarily to an increase in expense supporting increased sales volume and growth initiatives in the Logistics segment and a full year of expense related to the Autocraft acquisition.

          AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased $0.5 million, or 10.9%, to $5.1 million in 1999 from $4.6 million in 1998. The increase is primarily attributable to a full year of amortization for the Autocraft acquisition.

          SPECIAL CHARGES. During 1999, the Company recorded $4.0 million of special charges, of which $0.1 million was included as a component of cost of sales. These charges consisted of $2.6 million of severance and other costs related to the reorganization of certain management functions and $1.4 million of severance, plant exit and other costs.

          During 1998, the Company recorded $4.0 million of special charges. These charges consisted of $2.4 million related to a state's interpretation of its tax law that subjected a portion of the Drivetrain Remanufacturing segment's operations over the past four years to a state tax for the first time and $1.6 million of restructuring charges consisting principally of employee severance costs and certain other exit costs.

          INCOME FROM OPERATIONS. Principally as a result of the factors described above, income from operations increased $29.5 million, or 112.6%, to $55.7 million in 1999 from $26.2 million in 1998. As a percentage of net sales, income from operations increased to 17.0% from 9.6%, between the two periods. Excluding non-recurring costs of $10.2 million recorded in 1998 and special charges of $4.0 million recorded in each of 1999 and 1998, income from operations increased $19.3 million during 1999 as compared to 1998. As a percentage of net sales, income from operations before non-recurring costs and special charges increased to 18.2% from 14.8% between the two periods.

          INTEREST EXPENSE, NET AND OTHER. Interest expense, net and other increased $1.2 million, or 5.7%, to $22.4 million in 1999 from $21.2 million in 1998. The increase primarily resulted from a full year of borrowing under the Company's $120.0 million term loan credit facility in March 1998 to finance the Autocraft acquisition.

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

          DRIVETRAIN REMANUFACTURING SEGMENT

          The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

                                                   For the Years Ended December 31,
                                             -----------------------------------------
                                                     1999                   1998
                                             ------------------      -----------------
Net sales..................................  $ 268.9      100.0%     $ 232.3    100.0%
                                             =======      =====      =======    =====
Special charges...........................   $   1.0        0.4%     $   2.4      1.0%
                                             =======      =====      =======    =====
Segment profit.............................  $  50.5       18.8%     $  24.5     10.5%
                                             =======      =====      =======    =====

          NET SALES. Net sales increased $36.6 million, or 15.8%, to $268.9 million in 1999 from $232.3 million in 1998. On a pro forma basis, as if the Autocraft acquisition and the sale of Mascot had taken place on January 1, 1998, net sales would have increased $23.2 million, or 9.5%, to $268.2 million in 1999 from $245.0 million in 1998. The increase was primarily due to increased sales of remanufactured transmissions to DaimlerChrysler and Ford, partially offset by a decrease in sales volume of engines and related parts in the segment's European operations. Sales to DaimlerChrysler accounted for 34.4% and 32.1% of the Company's revenues (42.0% and 37.6% of segment revenues) in 1999 and 1998, respectively. Sales to Ford accounted for 33.0% and 30.5% of the Company's revenues (36.8% and 33.2% of segment revenues) in 1999 and 1998, respectively.

          SPECIAL CHARGES. The Drivetrain Remanufacturing segment recorded $1.0 million of special charges in 1999. These charges consisted of severance and plant exit costs.

          The Drivetrain Remanufacturing segment recorded $2.4 million of special charges in 1998 relating to a state's interpretation of its tax law that subjected a portion of the segment's operations over the past four years to a state tax for the first time.

          SEGMENT PROFIT. Segment profit increased $26.0 million, or 106.1%, to $50.5 million (18.8% of segment net sales) in 1999 from $24.5 million (10.5% of segment net sales) in 1998. Excluding special charges of $1.0 million and $2.4 million in 1999 and 1998, respectively, and non-recurring costs of $10.2 million recorded in 1998, segment profit would have increased $14.4 million, or 38.8%, to $51.5 million (19.2% of segment net sales) in 1999 from $37.1 million (16.0% of segment net sales) in 1998. The increase was primarily the result of increased sales volume, associated operating leverage and yield on remanufactured transmissions.

          LOGISTICS SEGMENT

          The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

                                                  For the Years Ended December 31,
                                             -----------------------------------------
                                                     1999                   1998
                                             -------------------       ---------------
Net sales........................            $  59.1      100.0%       $ 40.3   100.0%
                                             =======      =====        ======   =====
Special charges..................            $   0.6        1.0%       $   -        -%
                                             =======      =====        ======   =====
Segment profit...................            $   7.7       13.0%       $ 3.4      8.4%
                                             =======      =====        =====    =====

          NET SALES. Net sales increased $18.8 million, or 46.7%, to $59.1 million in 1999 from $40.3 million in 1998. On a pro forma basis, as if the Autocraft acquisition had taken place on January 1, 1998, net sales would have increased $11.1 million, or 23.1%, from $48.0 million in 1998. This increase was primarily attributable to an increase in sales for value added warehouse and distribution services, driven by the strong growth in the market for cellular phones and services.

          SPECIAL CHARGES. Special charges recorded during 1999 of $0.6 million relate to facility exit and other costs in the Electronics business unit.

          SEGMENT PROFIT. Segment profit increased $4.3 million, or 126.5%, to $7.7 million in 1999 from $3.4 million in 1998. Excluding special charges of $0.6 million in 1999, segment profit in 1999 would have increased $4.9 million, or 144.1%, to $8.3 million in 1999 from $3.4 million in 1998. The increase was primarily the result of the additional sales volume described above, partially offset by an increase in costs in the Logistics Services business unit associated with enhancements to its information systems to support future growth.

LIQUIDITY AND CAPITAL RESOURCES

          CASH FLOW & CAPITAL EXPENDITURES

          The Company had total cash and cash equivalents on hand of $2.0 million at December 31, 2000, representing a net decrease in cash and cash equivalents of $6.4 million in 2000. Net cash provided by operating activities from continuing operations was $42.2 million in 2000. During 2000, the Company entered into an agreement with one of its Drivetrain Remanufacturing customers to rework a specified number of transmission units. The terms of this agreement were intended to match cash inflows and outflows associated with the transfer of inventories; however, timing differences existed at December 31, 2000. As a result, the Company's balance sheet reflects (i) accounts receivable of $4.7 million, (ii) inventories of $6.8 million and (iii) accounts payable of $19.5 million associated with this program. This program's completion is expected by the end of the first quarter of 2001. Net cash provided by investing activities from continuing operations was $48.8 million for the year, including $60.1 million from the sale of the Distribution Group partially offset by $11.4 million in capital expenditures, primarily for equipment purchases and leasehold improvements. Net cash used in financing activities of $82.0 million includes net payments of $79.9 million made on the Credit Facility, $1.2 million in payment of amounts due to former owners of acquired companies and $0.5 million of net payments made on the Canadian bank line of credit, partially offset by $0.4 million of proceeds from the exercise of stock options. In conjunction with the sale of Distribution Group, the Company's Canadian bank line of credit was paid off in full in October 2000.

          The Company's capital expenditures from continuing operations in 2000 were $11.4 million, consisting of (i) $5.5 million primarily related to computer systems and machinery and equipment to support growth initiatives in the Logistics segment, (ii) $5.2 million for additional transmission remanufacturing equipment and other improvements to support planned increases in production capacity and efficiencies in certain of the Company's remanufacturing plants within its Drivetrain Remanufacturing segment and (iii) $0.7 million primarily related to equipment to support growth in the Company's overall infrastructure. During 2001, the Company has budgeted $15.0 million for capital expenditures for remanufacturing equipment to support cost reduction initiatives and capacity expansion as well as to support growth initiatives in the Company's Logistics segment.

          Under the terms of the Company's 1997 acquisition of ATS Remanufacturing (which remanufactures transmissions for General Motors), the Company is required to make payments to the seller and to certain other key individuals on each of the first 14 anniversaries of the closing date. Through December 31, 2000, the Company had made $3.9 million of these payments. Substantially all of the remaining 11 payments, which aggregate to approximately $15.0 million (present value of $12.7 million as of December 31, 2000), are contingent upon the attainment of certain sales levels by ATS, which the Company believes are more likely than not to be attained.

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

          The Credit Facility's rate of interest is determined at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin. The "Alternate Base Rate" is equal to the highest of (a) Chase's prime rate, (b) the secondary market rate for three-month certificates of deposit plus 1.0% and (c) the federal funds rate plus 0.5%, in each case as in effect from time to time. The "Eurodollar Rate" is the rate offered by Chase for Eurodollar deposits for one, two, three, six or, if available by all lenders, nine months (as selected by the Company) in the interbank Eurodollar market. The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 2000, the Alternate Base Rate margin was 1.00% and the Eurodollar margin was 2.00%.

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

          Based on its operating results during 1998, the Company was in technical default of the leverage and cash flow covenants of the Credit Facility and the Company's interest rate swap agreement as of December 31, 1998. This resulted in a cross default under the line of credit for the Company's Canadian subsidiaries. Due to the defaults, the Company was prohibited from further borrowings under the Credit Facility and the Canadian line of credit. In March 1999, the Company obtained from its lenders waivers of the various defaults and certain amendments to the Credit Facility and the interest rate swap agreement. In December 1999, in conjunction with the $10.0 million increase in the Credit Facility, the leverage ratio and interest coverage covenants in the credit agreement were amended to be consistent with the Company's then current financial projections.

          Based on its operating results during the first six months of 2000 and in conjunction with the decision to discontinue the Independent Aftermarket segment, the Company was in technical default of the net worth, leverage and interest coverage covenants of the Credit Facility and the Company's interest rate swap agreement as of June 30, 2000. This resulted in a cross default under the line of credit for the Company's Canadian subsidiary. Due to the defaults, the Company was prohibited from further borrowings under the Credit Facility and its Canadian line of credit. The Company obtained from its lenders waivers of the various defaults, and additionally, certain amendments to the Credit Facility and the interest rate swap agreement were made consistent with the Company's then-current financial projections.

          On October 26, 2000, the Company obtained (i) the required consent of the parties to the Credit Facility to complete the sale of the Distribution Group and (ii) certain amendments to the leverage and interest coverage ratios contained in the Credit Facility consistent with the terms of such sale. The terms of this consent required that the Company utilize a portion of the net cash proceeds from the sale of the Distribution Group to make a prepayment on the term loan portion of the Credit Facility. The remainder of the cash proceeds were applied against the revolving portion of the Credit Facility and will be reinvested in the continuing businesses over the 330 days following the date of the sale. Remaining balances outstanding on the term loan will be amortized ratably in quarterly installments through December 31, 2003. Concurrent with this consent and amendment, the loan pricing grid contained in the Credit Facility was modified to more closely reflect current conditions in the credit market. However, as of December 31, 2000, the Alternate Base Rate and Eurodollar margins remained unchanged at 1.00% and 2.00%, respectively. As of December 31, 2000, the Company was in compliance with its covenants and believes that it will be able to comply with these covenants in the future.

          Additionally, the Company has approximately $111.0 million of the Senior Notes outstanding. The indentures under which the Senior Notes were issued contain certain covenants that, among other things, limit the Company's ability to incur additional indebtedness. As of December 31, 2000, the Company was in compliance with such covenants and believes that it will be able to comply with these covenants in the future.

          As of December 31, 2000, the Company's additional borrowing capacity under the Credit Facility was $33.2 million. In addition, the Company had cash and cash equivalents on hand of $2.0 million at December 31, 2000.

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

IMPACT OF NEW ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 issued June 1999 and amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT 133 issued June
2000), effective for periods beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge and, if it is, the type of hedge transaction. Adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position. The Company was required to adopt SFAS No. 133 on January 1, 2001.

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

INTEREST RATE EXPOSURE

          Based on the Company's overall interest rate exposure during the year ended December 31, 2000, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows. Interest rate movements of 10% would not have a material effect on the Company's financial position, results of operation or cash flows.

FOREIGN EXCHANGE EXPOSURE

          The Company has one foreign operation that exposes it to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on the Company's financial position, results of operation or cash flows.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Aftermarket Technology Corp.

                        Consolidated Financial Statements

              For the years ended December 31, 2000, 1999 and 1998

                                    CONTENTS
Report of Ernst & Young LLP, Independent Auditors......................................................27
Consolidated Balance Sheets............................................................................28
Consolidated Statements of Operations..................................................................29
Consolidated Statements of Stockholders' Equity........................................................30
Consolidated Statements of Cash Flows..................................................................31
Notes to Consolidated Financial Statements.............................................................32

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Aftermarket Technology Corp.

          We have audited the accompanying consolidated balance sheets of Aftermarket Technology Corp. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index of Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aftermarket Technology Corp. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois
February 22, 2001
(Except for Note 22, as to which the date is March 2, 2001)

                          AFTERMARKET TECHNOLOGY CORP.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              December 31,
                                                                                           2000           1999
                                                                                        ---------      ---------
ASSETS
Current Assets:
   Cash and cash equivalents                                                            $   2,035      $   8,469
   Accounts receivable, net                                                                58,624         46,266
   Inventories                                                                             43,513         36,289
   Prepaid and other assets                                                                 4,976          2,636
   Refundable income taxes                                                                  2,730              -
   Deferred income taxes                                                                   31,904         14,036
   Assets of discontinued operations held for sale, net                                     6,002         87,966
                                                                                        ---------      ---------
Total current assets                                                                      149,784        195,662

Property, plant and equipment, net                                                         44,070         39,397
Debt issuance costs, net                                                                    4,175          5,268
Cost in excess of net assets acquired, net                                                174,833        179,974
Deferred income taxes                                                                      12,852              -
Other assets                                                                               10,308            180
Assets of discontinued operations held for sale, net                                        3,998        151,878
                                                                                        ---------      ---------
Total assets                                                                            $ 400,020      $ 572,359
                                                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                     $  54,163      $  35,976
   Accrued expenses                                                                        26,584         29,716
   Income taxes payable                                                                         -          2,685
   Bank line of credit                                                                          -            543
   Credit facility                                                                         14,700         21,760
   Amounts due to sellers of acquired companies                                             2,672          2,384
   Deferred compensation                                                                        -            660
   Liabilities of discontinued operations                                                   8,125              -
                                                                                        ---------      ---------
Total current liabilities                                                                 106,244         93,724

12% Series B and D Senior Subordinated Notes                                              111,033        111,214
Amount drawn on credit facility, less current portion                                      92,000        164,799
Amounts due to sellers of acquired companies, less current portion                          6,931          7,759
Deferred compensation, less current portion                                                 3,125          2,944
Other long-term liabilities                                                                   448            707
Deferred income taxes                                                                           -         15,068

Stockholders' Equity:
     Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued                -              -
     Common stock, $.01 par value; shares authorized - 30,000,000;
       Issued - 20,923,510 and 20,612,764 (including shares held in treasury)                 209            206
     Additional paid-in capital                                                           136,882        135,894
     Accumulated (deficit) earnings                                                       (54,400)        42,483
     Accumulated other comprehensive loss                                                    (458)          (445)
     Common stock held in treasury, at cost (172,000 shares)                               (1,994)        (1,994)
                                                                                        ---------      ---------
Total stockholders' equity                                                                 80,239        176,144
                                                                                        ---------      ---------
Total liabilities and stockholders' equity                                              $ 400,020      $ 572,359
                                                                                        =========      =========

SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      2000         1999         1998
                                                                   ---------    ---------    ---------
Net sales                                                          $ 343,357    $ 328,024    $ 272,643
Cost of sales                                                        222,939      216,217      195,109
Special charges                                                            -          113            -
                                                                   ---------    ---------    ---------
Gross profit                                                         120,418      111,694       77,534

Selling, general and
    administrative expense                                            48,971       47,026       42,720
Amortization of intangible assets                                      5,025        5,065        4,572
Special charges                                                            -        3,864        4,024
                                                                   ---------    ---------    ---------

Income from operations                                                66,422       55,739       26,218

Other income (expense), net                                              173          323         (376)
Interest expense                                                      23,900       22,774       20,869
                                                                   ---------    ---------    ---------

Income from continuing operations, before income taxes                42,695       33,288        4,973

Income tax expense                                                    16,249       12,224        2,841
                                                                   ---------    ---------    ---------

Income from continuing operations                                     26,446       21,064        2,132

Loss from discontinued operations, net of income taxes              (123,329)     (14,257)      (9,247)
                                                                   ---------    ---------    ---------

Income (loss) before extraordinary items                             (96,883)       6,807       (7,115)

Extraordinary items, net of income taxes                                   -            -         (703)
                                                                   ---------    ---------    ---------
Net income (loss)                                                  $ (96,883)   $   6,807    $  (7,818)
                                                                   =========    =========    =========
Per common share - basic:
    Income from continuing operations                              $    1.28    $    1.04    $    0.11
    Loss from discontinued operations                                  (5.97)       (0.71)       (0.47)
    Extraordinary items                                                    -            -        (0.03)
                                                                   ---------    ---------    ---------
    Net income (loss)                                              $   (4.69)   $    0.33    $   (0.39)
                                                                   =========    =========    =========
Per common share - diluted:
    Income from continuing operations                              $    1.25    $    1.00    $    0.10
    Loss from discontinued operations                                  (5.83)       (0.68)       (0.44)
    Extraordinary items                                                    -            -        (0.03)
                                                                   ---------    ---------    ---------
    Net income (loss)                                              $   (4.58)   $    0.32    $   (0.37)
                                                                   =========    =========    =========

SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               Accumu-     Accumulated
                                                                 Additional     lated         Other
                                           Preferred   Common     Paid-In     (Deficit)    Comprehensive   Treasury
                                             Stock      Stock     Capital      Earnings    Income (Loss)    Stock         Total
                                             -----      -----    ----------    --------    -------------    -----         -----
Balance at January 1, 1998                 $     -     $  195    $  131,604   $  43,494    $         136   $      -     $  175,429

Issuance of 834,494 shares of common
     stock from exercise of stock options        -          9         3,500           -                -          -          3,509

Purchase of 172,000 shares of common
     stock for treasury                          -          -             -           -                -     (1,994)        (1,994)


Net loss                                         -          -             -      (7,818)               -          -         (7,818)
Translation adjustment                           -          -             -           -           (1,115)         -         (1,115)
                                                                                                                        ----------
     Comprehensive loss                                                                                                     (8,933)
                                           ---------------------------------------------------------------------------------------
Balance at December 31, 1998                     -        204       135,104      35,676             (979)    (1,994)       168,011

Issuance of 200,996 shares of common
     stock from exercise of stock options        -          2           790           -                -          -            792

Net income                                       -          -             -       6,807                -          -          6,807
Translation adjustment                           -          -             -           -              534          -            534
                                                                                                                        ----------
     Comprehensive income                                                                                                    7,341
                                           ---------------------------------------------------------------------------------------
Balance at December 31, 1999                     -        206       135,894      42,483             (445)    (1,994)       176,144

Issuance of 196,528 shares of common
     stock from exercise of stock options        -          2           989           -                -          -            991

Issuance of 114,218 shares of common
     stock from exercise of stock warrants       -          1            (1)          -                -          -              -


Net loss                                         -          -             -     (96,883)               -          -        (96,883)
Translation adjustment                           -          -                         -              (13)         -            (13)
                                                                                                                        ----------
     Comprehensive loss                                                   -                                                (96,896)
                                           ---------------------------------------------------------------------------------------
Balance at December 31, 2000               $     -     $  209    $  136,882  $  (54,400)   $        (458)  $ (1,994)    $   80,239
                                           =======================================================================================

SEE ACCOMPANYING NOTES.

                               AFTERMARKET TECHNOLOGY CORP.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                          2000         1999         1998
                                                                       ---------     --------     --------
OPERATING ACTIVITIES:
Net income (loss)                                                      $ (96,883)    $  6,807     $  (7,818)
Net loss from discontinued operations                                    123,329       14,257         9,247
Extraordinary items                                                            -            -           703
                                                                       ---------     --------     ---------
Income from continuing operations                                         26,446       21,064         2,132

Adjustments to reconcile income from continuing
  operations to net cash provided by operating activities -
  continuing operations:
       Depreciation and amortization                                      12,146       11,722         9,681
       Amortization of debt issuance costs                                 1,238          978           766
       Provision for losses on accounts receivable                           208           27           521
       Loss on sale of equipment                                             144           19           101
       Deferred income taxes                                              13,386       (2,577)       (1,314)
       Changes in operating assets and liabilities,
         net of businesses acquired or discontinued/sold:
           Accounts receivable                                           (12,862)       5,567         3,163
           Inventories                                                    (7,447)       1,096        (1,107)
           Prepaid and other assets                                       (4,917)      12,070           745
           Accounts payable and accrued expenses                          13,849        8,550        11,320
                                                                       ---------     --------     ---------
Net cash provided by operating activities -
  continuing operations                                                   42,191       58,516        26,008

Net cash provided by (used in) operating activities -
  discontinued operations                                                (12,430)     (28,449)        1,368

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                               (11,376)      (6,948)       (7,523)
Acquisition of company, net of cash received                                   -            -      (114,761)
Proceeds from sale of businesses                                          60,079        3,808             -
Proceeds from sale of equipment                                              103          164           722
                                                                       ---------     --------     ---------
Net cash provided by (used in) investing activities -
  continuing operations                                                   48,806       (2,976)     (121,562)

Net cash used in investing activities -
  discontinued operations                                                 (3,006)     (57,155)      (16,657)

FINANCING ACTIVITIES:
Borrowings (payments) on credit facility, net                            (79,859)      48,209       127,250
Payments on bank line of credit, net                                        (543)      (1,541)       (2,261)
Payment of debt issuance costs                                              (144)      (1,274)       (2,425)
Redemption of senior subordinated notes                                        -            -       (10,000)
Proceeds from exercise of stock options                                      434          625         1,394
Purchase of common stock for treasury                                          -            -        (1,994)
Payments on amounts due to sellers of acquired companies                  (1,173)      (8,098)         (650)
Payments of deferred compensation related to acquired company               (700)           -             -
                                                                       ---------     --------     ---------
Net cash provided by (used in) financing activities                      (81,985)      37,921       111,314

Effect of exchange rate changes on cash and cash equivalents                 (10)          32            31
                                                                       ---------     --------     ---------

Increase (decrease) in cash and cash equivalents                          (6,434)       7,889           502

Cash and cash equivalents at beginning of year                             8,469          580            78
                                                                       ---------     --------     ---------
Cash and cash equivalents at end of year                               $   2,035     $  8,469     $     580
                                                                       =========     ========     =========
===========================================================================================================
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
       Interest                                                        $  29,203     $ 25,166     $  21,335
       Income taxes, net                                                   3,856       (6,426)        4,420
Noncash investing activities:
       Sale of business - note and preferred stock received               10,294            -             -

SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1.   THE COMPANY

          The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment. The Drivetrain Remanufacturing segment consists of four operating units that sell remanufactured transmissions directly to DaimlerChrysler, Ford, General Motors and several foreign Original Equipment Manufacturers ("OEMs"), primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs, including Ford's and General Motors's European operations and Jaguar. The Company's Logistics segment is comprised of three businesses: a provider of value-added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; a provider of returned material reclamation and disposition services for Ford and General Motors; and an automotive electronic components remanufacturing and distribution business, primarily for Delphi and Visteon. Established in 1994, the Company maintains manufacturing facilities and logistics operations in the United States and a manufacturing facility in the United Kingdom.

          As discussed more thoroughly in Note 3, the Company's Independent Aftermarket segment, which contained (i) ATC Distribution Group, Inc. ("Distribution Group"), a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers, which was sold in October 2000 and (ii) the domestic remanufactured engines business, which remanufactures and distributes domestic and foreign engines primarily through a branch distribution network to independent aftermarket customers, is presented as discontinued operations in the accompanying financial statements.

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

INVENTORIES

          Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of new and used transmission parts, cores and finished goods. Consideration is given to deterioration, obsolescence and other factors in evaluating the estimated market value of inventory based upon management's judgement and available information.

PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the assets for financial reporting purposes, as follows: five to twelve years for machinery and equipment, three to six years for autos and trucks, three to ten years for furniture and fixtures and up to 40 years for buildings and leasehold improvements. Depreciation and amortization expense was $7,122, $6,655 and $5,109 for the years ended December 31, 2000, 1999 and 1998, respectively.

INTERNAL USE COMPUTER SOFTWARE

          The Company accounts for these costs in accordance with the provisions of SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Accordingly, the Company expenses costs incurred in the preliminary stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software and Web site development. Such capitalized costs are included in property, plant and equipment and are amortized over a period of not more than five years.

FOREIGN CURRENCY TRANSLATION

          The functional currency for the Company's foreign operations is the applicable local currency. Accordingly, all balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date, and income statement amounts have been translated using the average exchange rates for the year. The translation adjustments resulting from the changes in exchange rates have been reported separately as a component of stockholders' equity. The effects of transaction gains and losses were not material for the periods presented.

DEBT ISSUANCE COSTS

          Debt issuance costs incurred in connection with the sale of the Senior Notes (see Note 10) and the Credit Facility (see Note 9) are being amortized over the life of the debt using a method which approximates the interest method. Debt issuance costs are reflected net of accumulated amortization of $4,608 and $3,370 at December 31, 2000 and 1999, respectively.

COST IN EXCESS OF NET ASSETS ACQUIRED

          The excess of cost over the fair market value of the net assets of businesses acquired (goodwill) is amortized on a straight-line basis over 40 years. Cost in excess of net assets acquired is reflected net of accumulated amortization of $22,999 and $17,858 at December 31, 2000 and 1999, respectively.

OTHER ASSETS - LONG TERM

          As part of the proceeds from the sale of the Distribution Group (see
Note 3), the Company received from the Buyer (i) Series B preferred stock valued by the Company at $1.9 million (stated value of $8.7 million net of a valuation allowance of $6.8 million) and (ii) an 18% senior subordinated promissory note dated October 27, 2000 ("18% Buyer Note") with a principal amount of $10.1 million and a discounted value of $8.4 million. The 18% Buyer Note, which matures on October 28, 2005, bears interest at (i) 15% per annum compounded semi-annually due and payable in arrears semi-annually on April 27 and October 27 of each year or until the principal amount is paid in full and (ii) 3% per annum compounded semi-annually due and payable in full at the earlier of the maturity date or date until the principal amount is paid in full. During the year ended December 31, 2000, $228 of interest income, classified as other income (expense), net on the accompanying statements of operations, was recorded on the 18% Buyer Note. No income has been recorded for the Series B preferred stock. Both of these financial instruments are classified as a part of other assets in the accompanying balance sheet.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

          Long-lived assets and identifiable intangibles (including related cost in excess of net assets acquired) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

CONCENTRATION OF CREDIT RISK

          Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers including DaimlerChrysler, Ford, General Motors and AT&T Wireless Services, which are located throughout the United States and, to a lesser extent, the United Kingdom. The credit risk associated with the Company's accounts receivable is mitigated by its credit evaluation process, although collateral is not required. The Company grants credit to certain customers who meet pre-established credit requirements.

          Accounts receivable is reflected net of an allowance for doubtful accounts of $380 and $596 at December 31, 2000 and 1999, respectively.

REVENUE RECOGNITION

          Revenues are recognized at the time of shipment to the customer or as services are performed.

WARRANTY COST RECOGNITION

          The Company accrues for estimated warranty costs as sales are made.

STOCK- BASED COMPENSATION

          The Company has elected to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the stock options granted to employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

SEGMENT REPORTING

          During 2000, the Company realigned certain of its business units under a common management team to form the Logistics segment. In addition, the Company changed the name of its OEM segment to Drivetrain Remanufacturing. In accordance with SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the new segment classifications, organized in terms of the Company's current strategy and positioning, represent how the Company's financial information is reviewed by its chief operating decision maker. In addition, the Company revised its allocation methodology of corporate overhead and changed from a partial to a full allocation of expenses relating to the Company's corporate offices. All prior-year segment information has been restated to conform to the 2000 presentation. (See Note 17.)

OFF BALANCE SHEET DERIVATIVE INSTRUMENTS

          During 1998, the Company entered into an interest rate swap agreement. The interest rate swap agreement is used by the Company to manage interest rate risk on a portion of its floating rate credit facility. The interest rate swap is matched as a hedge against, and originally had the same maturity date as, the Credit Facility. The interest rate swap agreement converts the floating interest rate on a portion of the Credit Facility to a fixed rate. The cost of the interest rate swap is recorded as part of interest expense and accrued expenses. During 1999, the Company, in exchange for consideration received, shortened the maturity dates on a portion of its interest rate swap agreements to January 2001, and recorded a deferred gain of $636, which will be recognized over the life of the original agreements. The balance of the deferred gain was $452 and $631 at December 31, 2000 and 1999, respectively. Fair value of these instruments is based on estimated current settlement cost.

NEW ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 issued June 1999 and amended by SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES - AN AMENDMENT TO FASB STATEMENT 133 issued June
2000), effective for periods beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge and, if it is, the type of hedge transaction. Adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position. The Company was required to adopt SFAS No. 133 on January 1, 2001.

RECLASSIFICATIONS

          Certain prior-year amounts have been reclassified to conform to the 2000 presentation.

NOTE 3:   DISCONTINUED INDEPENDENT AFTERMARKET SEGMENT

          On August 3, 2000, the Company adopted a plan to discontinue the Independent Aftermarket segment of its business, containing the Distribution Group, located in the United States, Canada and Mexico, and its remanufactured engines business located in the United States. The Distribution Group distributed remanufactured transmissions and related drive train components to independent aftermarket customers for use in the repair of automobiles and light trucks primarily following expiration of the new vehicle warranty. The remanufactured engines business remanufactures and distributes domestic and foreign engines primarily through a branch distribution network to independent aftermarket customers. Because the measurement date occurred prior to issuance of the Company's June 30, 2000 interim financial statements, the discontinued presentation was first shown on those second quarter and year-to-date condensed interim financial statements.

          On October 27, 2000, the Company consummated the sale of all the outstanding capital stock of the Distribution Group to ATCDG Acquisition Corp., Inc. ("Buyer"), an indirect wholly owned subsidiary of Aceomatic-Recon Holdings Corporation, which is an affiliate of The Riverside Company. The purchase price for the stock of the Distribution Group was comprised of $60.1 million in cash, Series B preferred stock of Buyer valued by the Company at $1.9 million (stated value of $8.7 million net of a valuation allowance of $6.8 million) and an 18% senior subordinated promissory note of the Buyer with a principal amount of $10.1 million and a discounted value of $8.4 million. In addition, the cash purchase price is subject to increase or decrease if it is determined that the Distribution Group's net working capital as of the closing was above or below a specified target amount.

          On the measurement date, the Company estimated a loss on disposal of the Independent Aftermarket segment of $114,849 (net of tax benefit of $59,164), which includes a provision for anticipated losses from the measurement date until disposal, the write-off of previously allocated goodwill, provisions for the valuation of certain assets, and anticipated costs of disposal including lease terminations, severance, retention and other employee benefits, professional fees and other costs directly associated with the discontinuance.

          The estimated loss on the sale of the Distribution Group and the actual losses from discontinued operations incurred since the measurement date have been applied against the accrued loss established effective with the measurement date. The accrual balance as of December 31, 2000 of $8,125, classified as liabilities of discontinued operations, represents an estimate of the remaining obligations and other costs related to the sale of the Distribution Group and the disposal of the remanufactured aftermarket engines business.

          The consolidated statements of operations have been reclassified to report the operating results of the Independent Aftermarket segment as discontinued operations and accordingly, their results have been excluded from continuing operations for all periods presented. Net sales from the Independent Aftermarket were $201,950, $236,941 and $214,130 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest expense for the year ended December 31, 2000 of $6,058 has been allocated to the discontinued operations based on the actual consideration received from the sale of the Distribution Group and the anticipated consideration from the sale of the remanufactured aftermarket engines business. Interest expense for the years ended December 31, 1999 and 1998 of $4,121 and $2,804, respectively, has been allocated to the discontinued operations based on the actual consideration received from the sale of the Distribution Group, less the amount of debt attributable to the acquisition of All Trans (part of the Distribution Group) in the fourth quarter of 1999, and the anticipated consideration from the sale of the remanufactured aftermarket engines business.

          Details of the loss recorded from discontinued operations are as follows:

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                      2000            1999          1998
                                                                    --------        --------      --------
Loss from operations........................................        $ 12,848        $ 22,336      $ 15,264
Income tax benefit..........................................          (4,368)         (8,079)       (6,017)
                                                                    --------        --------      --------
Loss from operations, net of income taxes...................           8,480          14,257         9,247
                                                                    --------        --------      --------
Estimated loss from disposal................................         161,081               -             -
Estimated loss from operations between measurement date and
  disposal..................................................          12,932               -             -
Income tax benefit..........................................         (59,164)              -             -
                                                                    --------        --------      --------
Estimated loss from disposal, net of income taxes...........         114,849               -             -
                                                                    --------        --------      --------
Loss from discontinued operations, net of income taxes......        $123,329        $ 14,257      $  9,247
                                                                    ========        ========      ========

          The net assets of discontinued operations held for sale in the balance sheets include the following:

                                                                                      DECEMBER 31,
                                                                     --------------------------------------
                                                                         2000                     1999
                                                                     -----------              -------------
Accounts receivable, net.....................................        $     3,823              $      24,520
Inventories, net.............................................             16,012                     84,213
Other current assets.........................................                355                      3,476
Property, plant and equipment, net...........................              7,996                     35,972
Cost in excess of net assets acquired, net...................             15,614                    115,065
Other, net...................................................                  -                        841
Accounts payable.............................................                (52)                   (11,151)
Accrued expenses.............................................             (8,661)                   (13,092)
                                                                     -----------              -------------
                                                                          35,087                    239,844
Valuation allowances for losses on discontinued operations...            (25,087)                         -
                                                                     -----------              -------------
Assets of discontinued operations held for sale, net.........             10,000                    239,844
Liabilities of discontinued operations...................                 (8,125)                         -
                                                                     -----------              -------------
Net assets of discontinued operations....................            $     1,875              $     239,844
                                                                     ===========              =============

NOTE 4.   ACQUISITIONS AND SALE OF SUBSIDIARIES

          In July 1997, the Company acquired substantially all of the assets of ATS Remanufacturing ("ATS"), a remanufacturer of automatic transmissions and related components located in Gastonia, North Carolina. To complete this acquisition, the Company made cash payments totaling $12.9 million, including transaction fees and related expenses. In addition, the ATS acquisition requires subsequent payments due on each of the first eight anniversaries and the fifth through 14th anniversaries of the closing date to the seller and certain other key officers and employees of ATS, respectively. Through December 31, 2000, the Company had made $3.9 million of additional payments related to the ATS acquisition. Substantially all of the remaining payments to be made in the future, which will aggregate to approximately $15.0 million (present value $12.7 million as of December 31, 2000), are contingent upon the attainment of certain sales levels by ATS, which the Company believes are more likely than not to be attained. Goodwill recorded for ATS approximated $26.1 million. The operations of ATS were not material to the Company's consolidated operations.

          In March 1998, the Company acquired substantially all the assets of the OEM Division of Autocraft Industries, Inc. ("Autocraft"), which contained
(i) a remanufacturer and distributor of remanufactured transmissions to Ford,
(ii) a value added logistics business providing services to AT&T Wireless Services, (iii) a reverse logistics services business, (iv) a remanufacturer and distributor of electronic control modules, instrument display clusters and radios and (v) a manufacturer and distributor of select remanufactured and newly assembled engines to certain European OEMs, including Ford's and General Motors's European operations and Jaguar. The purchase price of approximately $121.7 million, including transaction fees and related expenses, includes $5.7 million paid during 1999 based on the performance of the OEM Division's European operations during 1998. Goodwill recorded approximated $73.4 million.

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

          The pro forma effects of the 1998 Autocraft acquisition and the sale of Mascot in 1999 were immaterial to the Company's results of operations for the years ended December 31, 1999 and 1998.

NOTE 5.   RELATED-PARTY TRANSACTIONS

          At December 31, 2000, amounts due to sellers of acquired companies and deferred compensation consist of additional purchase price payable to former owners and certain officers and employees of ATS, acquired in 1997. Amounts are payable through 2011.

          During 1999 and 1998, the Company received fees totaling $1,229 and $1,062, respectively, from The Fred Jones Companies, Inc., the former owner of Autocraft, for computer systems support services provided by the Company. In addition, during 1999 and 1998, the Company sold $63 and $95, respectively, of products to certain automobile dealerships owned by a limited liability company in which The Fred Jones Companies has a significant equity interest. Fred Hall, a former director of the Company, is Chairman, President, Chief Executive Officer and a significant stockholder of The Fred Jones Companies. In 2000, the Company continued to have transactions with The Fred Jones Companies, Inc., but is no longer considered a related party as Fred Hall left his position on the Board of Directors of the Company during 1999.

          The Company rents certain of its facilities from previous owners of acquired companies. Rent expense includes amounts paid to certain of these related parties of $318 and $1,033 for the years ended December 31, 1999 and 1998, respectively. No amounts were paid for related party rents for the year ended December 31, 2000.

          The Company paid or owed at year end to Aurora Capital Partners ("ACP"), which controls the Company's largest stockholders, $750, $800 and $1,875 in fees for investment banking services provided in connection with companies acquired or divested in 2000, 1999 and 1998, respectively. The amounts paid to ACP in 2000 and 1999 were associated with the Distribution Group and are presented as discontinued operations in the accompanying financial statements. In addition, ACP was paid management fees of $549, $596 and $541 in 2000, 1999 and 1998, respectively. The Company reimburses ACP for out-of-pocket expenses incurred in connection with providing management services. ACP is also entitled to various additional fees depending on the Company's profitability or certain significant corporate transactions. No such additional fees were paid in 2000, 1999 or 1998.

          As part of the stock purchase agreement between the Company and the Buyer of the Distribution Group, the Company receives fees for information systems services provided to Buyer. During 2000, the Company received $11 for such services and is owed $316 at December 31, 2000. The information systems service agreement between the Company and the Buyer expires on March 31, 2001.

NOTE 6.   INVENTORIES

          Inventories of continuing operations consist of the following:

                                                                               DECEMBER 31,
                                                               ----------------------------------------
                                                                     2000                        1999
                                                               -----------                  -----------
       Raw materials, including core inventories......         $    38,075                  $    28,284
       Work-in-process................................               1,672                        1,855
       Finished goods.................................               3,766                        6,150
                                                               -----------                  -----------
                                                               $    43,513                  $    36,289
                                                               ===========                  ===========


NOTE 7.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment of continuing operations are summarized as follows:

                                                                                  DECEMBER 31,
                                                                     ----------------------------------
                                                                        2000                     1999
                                                                     -----------            -----------
       Land..................................................        $     2,029            $     2,029
       Buildings.............................................             10,616                 10,074
       Machinery and equipment...............................             42,067                 32,849
       Autos and trucks......................................              1,023                    887
       Furniture and fixtures................................              2,640                  2,271
       Leasehold improvements................................             10,706                  9,906
       Construction in process...............................                698                  1,017
                                                                     -----------            -----------
                                                                          69,779                 59,033
       Less:  Accumulated depreciation and amortization..                (25,709)               (19,636)
                                                                     -----------            -----------
                                                                     $    44,070            $    39,397
                                                                     ===========            ===========

NOTE 8.   ACCRUED EXPENSES

          Accrued expenses of continuing operations are summarized as follows:

                                                                                  DECEMBER 31,
                                                                       --------------------------------
                                                                        2000                     1999
                                                                       ---------               --------
    Payroll and related costs.........................                 $  10,466               $  8,242
    Interest payable..................................                     5,818                  7,101
    Non-income related taxes..........................                     2,851                  2,863
    Warranty..........................................                     1,181                    970
    Restructuring and other costs.....................                       223                  3,070
    Other.............................................                     6,045                  7,470
                                                                       ---------               --------
                                                                       $  26,584               $ 29,716
                                                                       =========               ========

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

Amounts outstanding under the Term Loan are payable in quarterly installments through December 31, 2003. Amounts advanced under the Revolver become due on December 31, 2003. The balance outstanding on the Term Loan as of December 31, 2000 and 1999 was $44.1 million and $103.4 million, respectively. The Company may prepay outstanding advances under the Revolver or the Term Loan in whole or in part without incurring any premium or penalty. The balance on the Revolver was $62.6 million and $83.2 million as of December 31, 2000 and 1999, respectively. In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $4.2 million and $1.9 million at December 31, 2000 and 1999, respectively.

          At the Company's election, amounts advanced under the Credit Facility will bear interest at either (i) the Alternate Base Rate plus a specified margin, or (ii) the Eurodollar Rate plus a specified margin. The "Alternate Base Rate" is equal to the highest of (a) the Bank's prime rate,
(b) the secondary market rate for three-month certificates of deposit plus 1.0% and (c) the federal funds rate plus 0.5%, in each case as in effect from time to time. The "Eurodollar Rate" is the rate offered by the Bank for Eurodollar deposits for one, two, three, six or, if available by all lenders, nine months (as selected by the Company). The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 2000, the Alternate Base Rate and the Eurodollar Rate margins are 1.00% and 2.00%, respectively. Interest payments on advances that bear interest based upon the Alternate Base Rate are due quarterly in arrears and on the termination date, and interest payments on advances that bear interest based upon the Eurodollar Rate are due on the last day of each relevant interest period (or, if such period exceeds three months, quarterly after the first day of such period). The average interest rate on the credit facility for the years ended December 31, 2000, 1999 and 1998 was 8.75%, 7.70% and 6.72%, respectively.

          The Company paid the Bank a facility and commitment fee upon the effective date of the Credit Facility and subsequently in December 1999, related to the increase in the Term Loan. In addition, the Company is required to pay the Bank quarterly in arrears a commitment fee equal to a per annum percentage of the average daily unused portion of the Credit Facility during such quarter. The commitment is subject to a quarterly adjustment based on the Company's leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 2000, the quarterly commitment fee percentage is 0.500%. The Company must also reimburse the Bank for certain legal and other costs of the Bank and pay a fee on outstanding letters of credit at a rate per annum equal to the applicable margin then in effect for advances bearing interest at the Eurodollar Rate.

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

          Based on its operating results during the six months ended June 30, 2000 and in conjunction with the decision to discontinue the Independent Aftermarket segment (see Note 3), the Company was in technical default of the net worth, leverage and interest coverage covenants of the Credit Facility and the Company's interest rate swap agreement as of June 30, 2000. Due to these defaults, the Company was not able to borrow under the Credit Facility. During August 2000, the Company obtained from its lenders waivers of the various defaults and certain amendments to the Credit Facility and the interest rate swap agreement. As of December 31, 2000, the Company was in compliance with the various covenants contained in the Credit Facility.

          Annual maturities of the Company's Credit Facility are as follows as of December 31, 2000:

2001................................................... $ 14,700
2002...................................................   14,700
2003...................................................   77,300
                                                        --------
                                                        $106,700
                                                        ========

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

          AUGUST 1,                                        REDEMPTION PRICE
          ---------                                        ----------------
          2000...........................................         104%
          2001...........................................         102
          2002 and thereafter............................         100

          During 1997, in accordance with the terms of the Senior Notes, the Company redeemed $30.0 million in principal amount of the Series B Senior Notes and $10.0 million in principal amount of the Series D Senior Notes. In connection with these redemptions, the Company recorded an extraordinary loss of $3.8 million, net of tax.

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

          The Senior Notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt (including the Company's Credit Facility). The Senior Notes are guaranteed by each of the Company's existing and future subsidiaries other than any subsidiary designated as an unrestricted subsidiary (as defined). As of December 31, 2000, the Company had no unrestricted subsidiaries. The Company may incur additional indebtedness, including borrowings under its Credit Facility (see Note 9), subject to certain limitations as contained in the Senior Notes indentures.

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

NOTE 11.  INCOME TAXES

          Income tax expense from continuing operations consists of the following:

                                      FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------
                                         2000     1999       1998
                                       --------  --------   -------
Current:
  Federal............................. $ 12,623  $ 10,146   $ 2,293
  State...............................    1,109       965       327
  Foreign.............................       70         -       516
                                       --------  --------   -------
Total current.........................   13,802    11,111     3,136
Deferred:
  Federal.............................    2,486     1,550      (249)
  State...............................       13        (4)      (46)
  Foreign.............................      (52)     (433)        -
                                       --------  --------   -------
Total deferred........................    2,447     1,113      (295)
                                       --------  --------   -------
                                       $ 16,249  $ 12,224   $ 2,841
                                       ========  ========   =======

          In addition, the Company has recognized tax benefits related to the exercise of certain non-qualified stock options and the disposition of certain ISO shares prior to the expiration of the statutory holding period as an increase in stockholders' equity of $411, $64 and $2,196 for the years ended December 31, 2000, 1999 and 1998, respectively.

          The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense from continuing operations is as follows:

                                        FOR THE YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------
                                    2000             1999               1998
                             ----------------  ----------------   ----------------
                             AMOUNT   PERCENT  AMOUNT   PERCENT   AMOUNT   PERCENT
                             ------   -------  -------  -------   -------  -------
Tax at U.S. statutory rates  $14,943    35.0%  $11,651     35.0%  $ 1,741    35.0%
State income taxes, net of
  federal tax benefit......    1,027     2.4       952      2.9       149     3.0
Foreign income taxes.......     (495)   (1.1)     (740)    (2.2)      675    13.6
Goodwill amortization......      232     0.5       235      0.7       234     4.7
Other......................      542     1.3       126      0.3        42     0.8
                             -------  ------   -------   ------   -------  ------
                             $16,249    38.1%  $12,224     36.7%  $ 2,841    57.1%
                             =======  ======   =======   ======   =======  ======

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                              DECEMBER 31,
                                                                   -----------------------------
                                                                         2000              1999
Deferred tax assets:
   Inventory obsolescence reserve................................. $         464    $      3,912
   Product warranty accruals......................................         1,538           1,088
   Special charge accruals........................................         2,030           3,067
   Discontinued operations reserve................................        12,254               -
   Other accruals and deferrals...................................         2,889           5,545
   Net operating losses...........................................        49,186           1,814
                                                                   -------------    ------------
Total deferred tax assets.........................................        68,361          15,426
Deferred tax liabilities:
   Amortization of intangible assets .............................        12,485          12,270
   Accelerated depreciation.......................................         1,388           2,151
   Other accruals and deferrals...................................           545             669
                                                                   -------------    ------------
Total deferred tax liabilities....................................        14,418          15,090
   Valuation allowance............................................        (9,187)         (1,368)
                                                                   -------------    ------------
Net deferred tax asset (liability)................................ $      44,756    $     (1,032)
                                                                   =============    ============

          As of December 31, 2000, the Company had Federal and State net operating loss carryforwards of approximately $109,029. These loss carryforwards are available as an offset to the future taxable income of the Company and its subsidiaries. The Federal loss carryforward expires in 2020, and the state loss carryforwards expire in varying amounts from 2004 to 2020. The Company, through its subsidiary in the U.K., has surplus Advance Corporate Tax ("ACT") of approximately $424 available as a direct offset to future U.K. tax liability. The Company's surplus ACT can be carried over indefinitely.

          A valuation allowance has been established, in accordance with the requirements of SFAS 109, for the tax benefits associated with certain state loss carryforwards. Due to the limitations imposed by certain states on the Company's ability to utilize these benefits, realization is not deemed likely. A valuation allowance has also been established for certain foreign tax benefits due to similar limitations imposed by the foreign tax jurisdiction. The Company believes that, consistent with the standards set forth under SFAS 109, it is more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

NOTE 12.  STOCK OPTIONS AND WARRANTS

          The Company provides stock options to employees, non-employee directors and independent contractors under its 2000 Stock Incentive Plan (the "2000 Plan"), its 1998 Stock Incentive Plan (the "1998 Plan") and its 1996 Stock Incentive Plan (the "1996 Plan"). The Plans provide for granting of non-qualified and incentive stock option awards. Options under the Plans are generally granted at fair value and vest over a period of time to be determined by the Board of Directors, generally from three to five years. Options under the Plans expire 10 years from the date of grant. The Company has reserved 0.8 million, 1.2 million and 2.4 million shares of common stock under the 2000, 1998 and 1996 Plans, respectively. Options available for grant under the Plans were 714,683, 249,355 and 525,106 as of December 31, 2000, 1999 and 1998,
respectively.

          A summary of the status of the Company's option plans are presented below:

                                               2000                        1999                       1998
                                     ----------------------      ----------------------      ----------------------
                                                   WEIGHTED-                   WEIGHTED-                  WEIGHTED-
                                                    AVERAGE                     AVERAGE                    AVERAGE
                                                    EXERCISE                   EXERCISE                    EXERCISE
                                       SHARES        PRICE        SHARES         PRICE        SHARES        PRICE
                                     -----------   ---------     ----------   ---------     -----------   ---------
Outstanding at beginning of year...    1,918,675    $ 7.43        1,843,920     $ 7.46        1,993,914    $ 3.82
Granted............................      763,950    $10.93          544,500     $ 8.05        1,336,000    $ 9.54
Exercised..........................     (196,528)   $ 2.21         (200,996)    $ 3.11         (834,494)   $ 1.67
Canceled...........................     (479,278)   $11.26         (268,749)    $12.18         (651,500)   $ 7.97
                                      ----------                  ---------                  ----------
Outstanding at end of year.........    2,006,819    $ 8.36        1,918,675     $ 7.43        1,843,920    $ 7.46
                                      ==========                  =========                   =========
Exercisable at end of year.........      976,798    $ 6.14          874,083     $ 5.40          600,234    $ 4.71
                                      ==========                  =========                   =========

Weighted-average fair value of
   options granted during the
  year.............................                 $ 8.44                      $ 6.07                     $ 5.98

          The following summarizes information about options outstanding as of December 31, 2000:

                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                     ----------------------------------------     ------------------------
                                      AVERAGE      WEIGHTED-                     WEIGHTED-
      RANGE OF                       REMAINING      AVERAGE                      AVERAGE
      EXERCISE                      CONTRACTUAL     EXERCISE                     EXERCISE
       PRICES          SHARES          LIFE         PRICES         SHARES         PRICES
                    -----------    ------------    ----------     ---------     ----------
$ 1.67                   11,696      5.0 years      $ 1.67           11,696      $ 1.67
$ 4.60-$6.90            896,000      5.8 years      $ 5.04          796,667      $ 5.03
$ 6.91-$9.20            239,834      8.5 years      $ 8.92           80,196      $ 8.92
$ 9.21-$11.50           741,700      8.9 years      $10.90           33,334      $10.00
$11.51-$18.50           117,589      7.0 years      $17.12           54,905      $16.69
                    -----------                                   ---------
                      2,006,819      7.3 years      $ 8.36          976,798      $ 6.14
                    ===========                                   =========

          During 1994, the Company issued warrants to purchase 421,056 shares of Common Stock at $1.67 per share, the fair value of the Common Stock on the date of grant. The warrants are exercisable through 2004. During 2000, in a cashless transaction, 140,352 of these warrants were exercised and 114,218 shares of the Company's common stock were issued.

          Had compensation cost for the Company's Plans been determined in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's reported net income and earnings per share would have been adjusted to the proforma amounts indicated below:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                2000               1999              1998
                                                               -------           ---------       ---------
Income from continuing operations:
     As reported......................................         $26,446           $ 21,064         $ 2,132
     Pro forma........................................          23,570             18,137            (210)
Basic earnings per common share:
     As reported......................................         $  1.28           $   1.04         $  0.11
     Pro forma........................................            1.14               0.89           (0.01)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                2000               1999               1998
                                                             ---------          ---------          ----------
     Expected volatility..............................          87.90%             72.17%             71.16%
     Risk-free interest rates.........................           6.25%              5.75%              5.25%
     Expected lives...................................       5.2 years          7.9 years          6.3 years

          The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

NOTE 13.  COMMON AND PREFERRED STOCK

          On August 26, 1998, the Company's Board of Directors authorized the Company to repurchase 350,000 shares of the Company's Common Stock. During 1998, the Company repurchased 172,000 shares at an average price of $11.59 per share. (See Note 22.)

NOTE 14.  EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                 2000               1999              1998
                                                             ---------          ---------        -----------
Numerator:
   Income from continuing operations......................  $    26,446       $    21,064        $    2,132
                                                            ===========       ===========        ==========
Denominator:
   Weighted-average common shares outstanding.............   20,663,102        20,324,640         19,985,850
   Effect of dilutive securities:
      Employee stock options and warrants.................      500,387           838,961          1,092,511
                                                            -----------       -----------        -----------
   Denominator for diluted earnings per common share .....   21,163,489        21,163,601         21,078,361
                                                            ===========       ===========        ===========

Basic earnings per common share...........................  $      1.28       $      1.04        $      0.11
Diluted earnings per common share.........................         1.25              1.00               0.10

NOTE 15.  EMPLOYEE RETIREMENT PLANS

          The Company's defined contribution plans provide substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements. Contributions are made on a before-tax basis to substantially all of these plans.

          As determined by the provisions of each plan, the Company matches a portion of the employees' basic voluntary contributions. Company matching contributions to the plans were approximately $882, $877 and $475 for the plan years ending in 2000, 1999 and 1998, respectively.

          In addition, the Company's subsidiary located in the U.K. provides a voluntary retirement benefits plan for its employees. Company matching contributions to this plan were approximately $291, $414 and $329 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

          The Company leases certain facilities and equipment under various operating lease agreements, which expire on various dates through 2012. Facility leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

FOR THE YEARS ENDED DECEMBER 31,
--------------------------------
2001....................................................................    $    6,565
2002....................................................................         4,948
2003....................................................................         4,788
2004....................................................................         4,008
2005....................................................................         2,565
2006 and thereafter.....................................................         5,920
                                                                            ----------
                                                                            $   28,794
                                                                            ==========

          Rent expense for all operating leases approximated $7,143, $6,640 and $4,959 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

          The company from which RPM Merit ("RPM") acquired its assets (the "Prior RPM Company") has been identified by the United States Environmental Protection Agency (the "EPA") as one of many potentially responsible parties for environmental liabilities associated with a "Superfund" site located in the area of RPM's former manufacturing facilities and current distribution facility in Azusa, California. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund") provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from potentially responsible parties ("PRPs"). PRPs are broadly defined under CERCLA and generally include present owners and operators of a site and certain past owners and operators. As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard. The EPA has preliminarily estimated that it will cost approximately $47.0 million to construct and approximately $4.0 million per year for an indefinite period to operate an interim remedial groundwater pumping and treatment system for the part of the Superfund site within which RPM's former manufacturing facilities and current distribution facility, as well as those of many other potentially responsible parties, are located. The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with the Superfund site are likely to be assessed. The Company has significantly reduced its presence at the site and has moved all manufacturing operations off-site. Since July 1995, the Company's only real property interest in this site has been the lease of a 6,000 square foot storage and distribution facility. The RPM acquisition agreement and the leases pursuant to which the Company leased RPM's facilities after the Company acquired the assets of RPM (the "RPM Acquisition") expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the RPM Acquisition, although the Company could become responsible for these liabilities under various legal theories. The Company is indemnified against any such liabilities by the seller of RPM as well as the Prior RPM Company shareholders. There can be no assurance, however, that the Company would be able to make any recovery under any indemnification provisions. Since the RPM Acquisition, the Company has been engaged in negotiations with the EPA to settle any liability that it may have for this site. Although there can be no assurance, the Company believes that it will not incur any material liability as a result of these environmental conditions.

          In connection with the sale of the Distribution Group (the "DG Sale") on October 27, 2000 (see Note 3), the Company has agreed to certain matters with Buyer that could result in contingent liability to the Company in the future. These include the Company's indemnification of Buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California mentioned above and the former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $0.8 million deductible and a $12.0 million cap, (iii) liabilities of the Distribution Group existing at the time of the DG Sale but not disclosed to Buyer, subject to the $0.8 million deductible and $12.0 million cap, (iv) any tax liability of the Distribution Group relating to periods prior to the DG Sale and (v) certain health claims that may be asserted by employees of the Distribution Group relating to the air quality at one of its facilities prior to the DG Sale. In addition, prior to the DG Sale several of the Distribution Group's real estate and equipment leases were guaranteed by the

Company. These guarantees remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group's obligations under such leases in the event that the Distribution Group does not honor those obligations. Buyer has agreed to indemnify the Company for any liability that the Company may incur pursuant to the guarantees.


NOTE 17.  REPORTABLE SEGMENTS

          The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment. The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to DaimlerChrysler, Ford, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs, including Ford's and General Motors's European operations and Jaguar. The Company's Logistics segment consists of three operating units: a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; a provider of returned material reclamation and disposition services to Ford and General Motors; and an automotive electronic components remanufacturing and distribution business, primarily for Delphi and Visteon.

          The Company evaluates performance based upon income from operations. The reportable segments' accounting policies are the same as those described in the summary of significant accounting policies (see Note 2.)

          As a result of and concurrent with the decision to discontinue the Company's Independent Aftermarket segment, the management fees previously allocated to this discontinued segment have been re-allocated to continuing operations. Additionally, and to more accurately reflect segment financial performance, the Company revised its allocation methodology of corporate overhead and changed from a partial to a full allocation of expenses relating to the Company's corporate offices. Allocation percentages for each business unit are based on full year profit before tax. These revisions have been incorporated for all periods presented.

         The reportable segments are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:

                                                         Drivetrain
                                                      Remanufacturing       Logistics          Totals
                                                      ---------------       ---------          ------
As of and for the year ended December 31, 2000:
-----------------------------------------------
   Revenues from external customers.................      $ 254,280          $ 89,077         $ 343,357
   Depreciation and amortization expense............          9,360             2,786            12,146
   Segment profit..................................          49,028            17,394            66,422
   Segment assets...................................        382,499            63,090           445,589
   Expenditures for long-lived assets...............          5,156             5,556            10,712

As of and for the year ended December 31, 1999:
-----------------------------------------------
   Revenues from external customers................       $ 268,897          $ 59,127         $ 328,024
   Depreciation and amortization expense............          9,441             2,281            11,722
   Special charges..................................            975               570             1,545
   Segment profit..................................          50,506             7,665            58,171
   Segment assets..................................         336,135            47,103           383,238
   Expenditures for long-lived assets..............           4,421             1,942             6,363

As of and for the year ended December 31, 1998:
-----------------------------------------------
   Revenues from external customers................       $ 232,320          $ 40,323         $ 272,643
   Depreciation and amortization expense............          8,066             1,615             9,681
   Special charges..................................          2,400                 -             2,400
   Segment profit (loss)............................         24,458             3,384            27,842
   Segment assets..................................         320,502            40,558           361,060
   Expenditures for long-lived assets..............           4,695             2,560             7,255

          A reconciliation of the reportable segments to consolidated net sales, operating income and consolidated assets are as follows:

                                                                      As of and for the
                                                                  Years Ended December 31,
                                                                  ------------------------
                                                             2000          1999           1998
                                                             ----          ----           ----
Net Sales:
----------
    External revenues from reportable segments..........   $ 343,357     $ 328,024     $ 272,643
                                                           =====================================
Profit:
-------
    Total profit for reportable segments................   $  66,422     $  58,171     $  27,842
    Unallocated amounts:
      Special charges...................................           -        (2,432)       (1,624)
                                                           -------------------------------------
           Income from operations.......................   $  66,422     $  55,739     $  26,218
                                                           =====================================
Assets:
-------
    Total assets for reportable segments................   $ 445,589     $ 383,238     $ 361,060
    Elimination of intercompany accounts................    (104,627)      (77,849)      (34,165)
    Unallocated corporate assets........................      49,058        27,126        13,003
    Discontinued assets.................................      10,000       239,844       173,574
                                                           -------------------------------------
           Consolidated assets..........................   $ 400,020     $ 572,359     $ 513,472
                                                           =====================================

           Other significant items as disclosed within the reportable segments are reconciled to the consolidated totals as follows:

                                                         Segment       Unallocated
                                                         Totals     Corporate Items   Consolidated
                                                         ------     ---------------   ------------
OTHER SIGNIFICANT ITEMS:
    FOR THE YEAR ENDED DECEMBER 31, 2000
      Expenditures for long-lived assets.............     $10,712           $  664        $11,376

    FOR THE YEAR ENDED DECEMBER 31, 1999
      Special charges................................     $ 1,545           $2,432        $ 3,977
      Expenditures for long-lived assets.............       6,363              585          6,948

    FOR THE YEAR ENDED DECEMBER 31, 1998
      Special charges................................     $ 2,400           $1,624        $ 4,024
      Expenditures for long-lived assets.............       7,255              268          7,523

          Revenues and long-lived assets by geographic area are determined by the location of the Company's facilities as follows:

                                                                     As of and for the
                                                                 Years ended December 31,
                                                                 ------------------------
                                                             2000          1999          1998
                                                             ----          ----          ----
Net Sales:
----------
    United States.......................................   $  322,590      $ 305,124     $ 244,194
    Canada and Europe...................................       20,767         22,900        28,449
                                                           ----------      ---------     ---------
    Consolidated net sales..............................   $  343,357      $ 328,024     $ 272,643
                                                           ==========      =========     =========

Long-lived Assets:
-------------------
    United States.......................................   $ 232,119      $ 209,355     $ 215,611
    Canada and Europe...................................      14,119         15,464        15,096
    Assets of discontinued operations held for sale, net       3,998        151,878       107,412
                                                           ---------      ---------     ---------
    Consolidated long-lived assets......................   $ 250,236      $ 376,697     $ 338,119
                                                           =========      =========     =========

          For the year ended December 31, 2000, the Company's three significant external customers, Ford (Drivetrain Remanufacturing and Logistics segments'), Daimler Chrysler (Drivetrain Remanufacturing segment) and AT&T Wireless Services (Logistics segment) represented $111,818, $107,999 and $52,653 of consolidated net sales for 2000, respectively.

          For the years ended December 31, 1999 and 1998, the Company had two significant external customers, DaimlerChrysler (Drivetrain Remanufacturing segment) and Ford (Drivetrain Remanufacturing and Logistics segments'), representing $112,819 and $108,257 of consolidated net sales for 1999, respectively and $87,429 and $83,155 of consolidated net sales for 1998, respectively.

NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amount of the Company's financial instruments approximate their fair values due to the fact that they are either short-term in nature or re-priced to fair value through floating interest rates with the exception of the following: (i) Company's Senior Notes, (ii) interest rate swap agreement,
(iii) Series B preferred stock investment and (iv) 18% senior subordinated promissory note investment. The Series B preferred stock and the 18% senior subordinated promissory note, received by the Company on October 27, 2000 as part of the proceeds from the sale of the Distribution Group, had a fair value which approximated their carrying value at December 31, 2000.

          The carrying amounts and fair values of these financial instruments are as follows:

                                                                             December 31,
                                                            ---------------------------------------------
                                                                      2000                   1999
                                                            -----------------------  ---------------------
                                                             Carrying      Fair      Carrying      Fair
                                                               Amount      Value      Amount       Value
                                                             --------      --------  --------     --------
 Series B Senior Notes..................................      $ 82,570     $ 78,417  $ 82,570     $82,686
 Series D Senior Notes..................................        27,815       26,416    27,815      27,854
 Interest rate swap agreement...........................             -          (69)        -         775
 Series B preferred stock...............................         8,593        8,593         -           -
 18% senior subordinated promissory note................         1,929        1,929         -           -

NOTE 19.  SPECIAL CHARGES

          During 1998 and 1999, the Company implemented certain initiatives designed to improve operating efficiencies and reduce costs. In 1998, the Company recorded $4,024 in special charges related to these initiatives, consisting of $1,624 in restructuring costs and $2,400 in non-income related taxes. The $1,624 restructuring cost includes $975 of severance costs for three people, $349 of exit costs and $300 of other costs. The severance costs were incurred in connection with the replacement of the Company's Chief Executive Officer and other members of management. The non-income related tax charge is due to a state's 1998 interpretation of tax laws. This interpretation was applied retroactively to prior fiscal years. Due to a change in distribution operations, the Company's exposure to the effect of this tax interpretation has been significantly reduced in future tax periods.

          In 1999, the Company recorded $3,977 of special charges primarily related to the initiation of three actions. First, the Company recorded $2,557 of costs primarily related to its management reorganization consisting of $2,282 of severance costs for 41 people and $275 of other costs. Second, the Company recorded $850 of costs to exit a plant within its Drive Train Remanufacturing segment consisting of $500 of costs related to the write-down of fixed assets and $350 of severance costs for 130 people. Third, the Company recorded $570 of costs related to its Logistics segment consisting of $168 related to the write-down of accounts receivable balances from customers the segment no longer services, $164 of severance costs for nine people, $125 of exit and other costs and $113 of inventory write-downs classified as Cost of Sales - Special Charges.

                                                                              Loss on
                                    Termination        Exit / Other         Write-Down of
                                      Benefits            Costs               Assets             Total
                                    ------------      -------------         --------------     ----------
Provision 1998....................  $    975          $   3,049             $    -             $  4,024
Payments 1998.....................      (135)                 -                  -                 (135)
                                    --------          ---------             ------             --------
Reserve at December 31, 1998......       840              3,049                  -                3,889
Provision 1999....................     2,796                400                781                3,977
Payments 1999.....................    (1,289)            (1,026)                 -               (2,315)
                                    --------          ---------             ------             --------
Reserve at December 31, 1999......     2,347              2,423                781                5,551
Payments 2000.....................    (1,802)              (344)                 -               (2,146)
Asset write-offs 2000.............         -                  -               (825)                (825)
Reclassification 2000.............         -                (44)                44                    -
                                    --------          ---------             ------             --------
Reserve at December 31, 2000......  $    545          $   2,035             $    -             $  2,580
                                    ========          =========             ======             ========


NOTE 20.  EXTRAORDINARY ITEMS

          In March 1998, in connection with the restatement and amendment of the credit agreement to provide for the Credit Facility, the Company recorded an extraordinary item of $363, net of income tax benefit of $242, related to the write-off of previously capitalized debt issuance costs.

          In September and October 1998, the Company purchased and retired $9,615 in principal amount of its Senior Notes in open market transactions. In connection with these repurchases, the Company recorded an extraordinary item of $340, net of income tax benefit of $227, related to the purchase price premium and the write-off of unamortized deferred financing fees.

NOTE 21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                 QUARTER
                                                               ---------------------------------------------
                                                                 FIRST       SECOND       THIRD      FOURTH
                                                               ---------    --------    --------    ---------
2000
----
Net sales..................................................     $ 86,502    $ 82,666    $ 81,577    $ 92,612
Gross profit...............................................       31,374      28,496      28,210      32,338
Income from continuing operations..........................        7,831       5,714       5,943       6,958
Earnings per common share (1)..............................     $   0.38    $   0.28    $   0.29    $   0.34
Earnings per common share-assuming dilution (1)............         0.37        0.27        0.28        0.33

1999
----
Net sales..................................................     $ 76,324    $ 82,388    $ 83,157    $ 86,155
Gross profit...............................................       23,774      26,984      28,495      32,441
Income from continuing operations..........................        2,351       4,909       5,815       7,989
Earnings per common share (1)..............................     $   0.11    $   0.24    $   0.29    $   0.39
Earnings per common share-assuming dilution (1)............         0.11        0.23        0.27        0.38

     (1)  Earnings per share data is presented before discontinued operations.

NOTE 22.  SUBSEQUENT EVENTS

          During the first quarter of 2001, the Company, together with certain members of management and directors of the Company, certain principals and affiliates of the Aurora Capital Group and certain other shareholders of the Company, announced its intention to commence a program for the purchase of up to 1,750,000 shares of the Company's common stock. Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases. The purchase program commenced on January 8, 2001, and is being conducted in accordance with the Securities and Exchange Commissions' Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. As of March 2, 2001, 1,072,700 shares of the Company's common stock have been purchased under the program, of which 204,266 shares at an average price of $4.40 per share were purchased by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

          The directors and executive officers of the Company are as follows:

NAME                              AGE        POSITIONS
----                              ---        ---------
Michael T. DuBose                 47         Chairman of the Board, President and Chief Executive Officer
Barry C. Kohn                     45         Vice President and Chief Financial Officer
Lawrence W. Baker                 58         Vice President, Automotive Sales and Marketing
John J. Machota                   49         Vice President, Human Resources
Mary T. Ryan                      47         Vice President, Communications and Investor Relations
Joseph Salamunovich               41         Vice President, General Counsel and Secretary
Paul J. Komaromy                  51         President, Aaron's  and CRS
Matt J. Pieper                    41         President, ATC Logistics
Robert Anderson                   80         Director
Richard R. Crowell                46         Director
Dale F. Frey                      68         Director
Mark C. Hardy                     37         Director
Dr. Michael J. Hartnett           55         Director
Gerald L. Parsky                  58         Director
Richard K. Roeder                 52         Director
William A. Smith                  55         Director
J. Richard Stonesifer             64         Director

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

          BARRY C. KOHN joined the Company as Vice President and Chief Financial Officer in January 1999. During 1998 he served as a self-employed financial consultant. From 1995 to 1997 Mr. Kohn was Senior Vice President and Chief Financial Officer of Grimes Aerospace Company. Between 1987 and 1995 he held increasingly senior positions at Grimes including Treasurer, Controller and Manager of Business Planning. Mr. Kohn holds a Masters of Accounting from The Ohio State University and is a Certified Public Accountant (inactive).

          LAWRENCE W. BAKER joined the Company as Vice President, Automotive Sales & Marketing in January 2001. Prior to that, Mr. Baker was employed for 35 years with DaimlerChrysler, most recently serving as Vice President of the Mopar Parts division from 1999 to 2000, as General Manager of Mopar from 1994 to 1999, as General Manager of the Jeep/Eagle division from 1990 to 1994 and as General Manager of the Dodge Car & Truck division from 1989 to 1990. Mr. Baker holds a B.S. in Marketing from Ohio State University.

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

          PAUL J. KOMAROMY joined the Company in February 2000 as President of the Company's Aaron's Automotive Products, Inc. subsidiary. He has also served as President of the Company's Component Remanufacturing Specialists, Inc. subsidiary since January 2001. From 1997 to 1999 Mr. Komaromy was Vice President and General Manager of the Engine Systems and Accessories division of AlliedSignal, Inc. From 1987 to 1997 Mr. Komaromy was employed with Grimes Aerospace, serving as Senior Vice President and General Manager of the Vision Systems division from 1996 to 1997 and as Senior Vice President, Operations and Engineering from 1991 to 1995. From 1978 to 1987 Mr. Komaromy was employed with the Power Systems division of Cooper Industries. Mr. Komaromy holds a M.S. in Industrial Administration from the Carnegie-Mellon University Graduate School of Industrial Administration. Aaron's remanufactures transmissions and engines for the Chrysler division of DaimlerChrysler Corporation and engines for sale to independent aftermarket customers.

          MATTHEW J. PIEPER joined the Company as General Manager of its Logistics Services business unit in October 1998 and served as Vice President of ATC Logistics from June 2000 until November 2000 when he became President of ATC Logistics. Prior to joining the Company, Mr. Pieper served as a Regional Distribution Manager for the Perrier division of Nestles Foods from 1996 to 1998. Before that he served in various logistics and manufacturing positions for the Pepsi-Cola Company from 1989 to 1996. Mr. Pieper holds a B.B.A. in Transportation/Logistics from Iowa State University and a M.B.A. from Baylor University.

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

          DALE F. FREY became a director of the Company in 1997. Prior to his retirement in 1997, Mr. Frey was Chairman of the Board, President and Chief Executive Officer of General Electric Investment Corporation, a position he had held since 1984, and was a Vice President of General Electric Company since 1980. Mr. Frey is a director of Praxair, Inc., Roadway Express and Community Health Systems.

          MARK C. HARDY became a director of the Company in 1994. Mr. Hardy is a Managing Director and partner of Aurora Capital Group. Prior to joining Aurora Capital Group in 1993, Mr. Hardy was an Associate at Bain & Company, a consulting firm.

          DR. MICHAEL J. HARTNETT became a director of the Company in 1994. Since 1992 Dr. Hartnett has been Chairman, President and Chief Executive Officer of Roller Bearing Company of America, Inc., a manufacturer of ball and roller bearings. Prior to joining Roller Bearing in 1990 as General Manager of its Industrial Tectonics subsidiary, Dr. Hartnett spent 18 years with The Torrington Company, a subsidiary of Ingersall-Rand.

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

          J. RICHARD STONESIFER became a director of the Company in 1997. Prior to his retirement in 1996, Mr. Stonesifer was employed with the General Electric Company for 37 years, serving most recently as President and Chief Executive Officer of GE Appliances, and was an executive officer and Senior Vice President of the General Electric Company, from January 1992 until his retirement. Mr. Stonesifer is a director of Polaris Industries, Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of any equity security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to the Company. Based solely on a review of the copies of the forms that the Company received, the Company believes that all such forms required during 2000 were filed on a timely basis except for the Form 3 of Matt
J. Pieper, which were filed two months late.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The following table sets forth, for the three most recently completed fiscal years, the cash compensation for services in all capacities to the Company of (i) the Company's Chief Executive Officer and (ii) the four persons who as of December 31, 2000 were the other most highly compensated executive officers of the Company and its subsidiaries (collectively, the "Named Executive Officers"):

                                                        ANNUAL             LONG-TERM COMPENSATION
                                                     COMPENSATION                  AWARDS
                                                ------------------------    ---------------------
                                                                             NUMBER OF SECURITIES
                                                                                  UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR      SALARY       BONUS (1)        OPTIONS (#) (2)        COMPENSATION
---------------------------            ----     --------      ----------       ---------------        ------------
 Michael T. DuBose (3)                 2000     $470,000        $425,777           100,000              $ 23,800(4)
   Chairman, President and             1999      400,000         319,500             --                  203,940(5)
   Chief Executive Officer             1998       17,534           --              500,000                  --

 Jerry E. Kanis (6)                    2000      216,346         117,970            25,000               108,328(7)
   Former President, Autocraft Group   1999        --              --                --                     --
                                       1998        --              --                --                     --

 Barry C. Kohn (8)                     2000      270,000         130,451            35,000                  --
   Chief Financial Officer             1999      226,154         110,000            90,000                36,963(9)
                                       1998        --              --                --                     --

 Paul J. Komaromy (10)                 2000      238,850          81,000            50,000               156,746(7)
   President, Aaron's and CRS          1999        --              --                --                     --
                                       1998        --              --                --                     --

 Matt J. Pieper (11)                   2000      161,904         210,000            35,000                10,576(12)
   President, ATC Logistics            1999      117,616          84,035             5,000                 9,725(12)
                                       1998       19,038           7,000             3,000                  --

---------------

(1) Bonuses for a particular year are paid during the first quarter of the following year, except in the case of Mr. DuBose, whose 1999 bonus was paid at the end of the year in which it is earned.

(2) Consists of options to purchase securities of the Company, which options were issued pursuant to the Company's 1996 Stock Incentive Plan (the "1996 Plan"), 1998 Stock Incentive Plan (the "1998 Plan") or 2000 Stock Incentive Plan (the "2000 Plan" and, together with the 1996 Plan and the 1998 Plan, the "Stock Plans"). Pursuant to the Stock Plans, the Compensation and Human Resources Committee of the Board of Directors makes recommendations to the Board of Directors regarding the amount, terms and conditions of each option to be granted.

(3) Mr. DuBose joined the Company as Chairman, President and Chief Executive Officer in December 1998.

(4)  Consists of allowances for automobile, club dues and financial planning.

(5) Includes (i) $176,770 of relocation benefits (including $76,770 of income tax "gross up") and (ii) $14,954 of automobile allowance.

(6) Mr. Kanis became President of the Autocraft Group in January 2000 and ceased to hold such position in March 2001.

(7)  Consists of relocation benefits.

(8) Mr. Kohn joined the Company as Vice President and Chief Financial Officer in January 1999.

(9) Includes $31,750 of relocation benefits (including $11,750 of income tax "gross up").

(10) Mr. Komaromy became President of Aaron's in February 2000.

(11) Mr. Pieper joined the Company in October 1998 and became President of ATC Logistics in November 2000. At that time his annual base salary was increased to $225,000.

(12) Consists of an automobile allowance.

          Set forth below is the annual base salary for the Company's Chief Executive Officer and each of its other four most highly compensated executive officers as of March 1, 2001:

                                                              ANNUAL
                    NAME                                   BASE SALARY
-----------------------------------------------------      -----------
Michael T. DuBose....................................        $470,000
Lawrence W. Baker....................................         300,000
Barry C. Kohn........................................         270,000
Paul J. Komaromy.....................................         270,000
Matt J. Pieper.......................................         225,000

OPTION GRANTS TABLE

          Shown below is information concerning grants of options issued by the Company to the Named Executive Officers during 2000:

                                       INDIVIDUAL                                            POTENTIAL REALIZABLE
                                         GRANTS                                                VALUE AT ASSUMED
                             --------------------------                                        ANNUAL RATES OF
                               NUMBER OF       % OF TOTAL                                         STOCK PRICE
                              SECURITIES         OPTIONS                                        APPRECIATION
                              UNDERLYING       GRANTED TO        EXERCISE                     FOR OPTION TERM(1)
                            OPTIONS GRANTED   EMPLOYEES IN        PRICE       EXPIRATION   ---------------------
           NAME                   (#)          FISCAL YEAR      ($/SHARE)        DATE        5% ($)      10% ($)
-----------------------     ---------------   ------------      ----------    ----------   ---------   ---------
Michael T. DuBose......        100,000(2)         13.1           $11.4375      2/24/10      $719,380   $1,822,973
Jerry E. Kanis.........         25,000(3)          3.3           $11.4375      2/24/10       179,845      455,743
Barry C. Kohn..........         35,000(2)          4.6           $11.4375      2/24/10       251,783      638,040
Paul J. Komaromy.......         25,000(3)          3.3           $11.4375      2/24/10       179,845      455,743
                                25,000(4)          3.3           $11.125       5/10/10       174,911      443,260
Matt J. Pieper.........         15,000(4)          2.0           $11.125       5/10/10       104,947      265,956
                                20,000(5)          2.6           $ 4.438       11/9/10        55,821      141,461

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

(2) These options were granted under the 1998 Plan. One third of the options vest and become exercisable on each of February 24, 2001, 2002 and 2003.

(3) These options were granted under the 1996 Plan. One third of the options vest and become exercisable on each of February 24, 2001, 2003 and 2005.

(4) These options were granted under the 2000 Plan. One third of the options vest and become exercisable on each of May 10, 2001, 2003 and 2005.

(5) These options were granted under the 1996 Plan. One third of the options vest and become exercisable on each of November 9, 2001, 2003 and 2005.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

          Shown below is information relating to the exercise of stock options during 2000 by the Named Executive Officers and the value of unexercised options for each of the Named Executive Officers as of December 31, 2000:

                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                SHARES                     OPTIONS AT FISCAL YEAR-END      AT FISCAL YEAR-END (1)
                             ACQUIRED ON       VALUE       ----------------------------  ---------------------------
           NAME                EXERCISE       REALIZED     EXERCISABLE    UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
------------------------    ------------     ---------     -------------   ------------  -----------   -------------
Michael T. DuBose......            --            --          333,334         266,666          --             --
Jerry E. Kanis.........            --            --             --            25,000          --             --
Barry C. Kohn..........            --            --           30,000          95,000          --             --
Paul J. Komaromy.......            --            --             --            50,000          --             --
Matt J. Pieper.........            --            --            2,667          40,333          --             --

---------------
(1) None of the options were in the money at December 31, 2000 based on the closing price of the Common Stock on the Nasdaq National Market System on December 29, 2000 (the last trading date of the year), which was $2.188 per share.

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

STOCK INCENTIVE PLANS

          Pursuant to the 1996, 1998 and 2000 Plans, officers, directors, employees and consultants of the Company and its affiliates are eligible to receive options to purchase Common Stock and other awards. Awards under the 1996 Plan are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. Awards under the 1998 and 2000 Plans may take the form of stock options, annual incentive bonuses and incentive stock.

          The Stock Plans are administered by the Compensation and Human Resources Committee of the Board of Directors (the "Committee"), although the Board of Directors may exercise any authority of the Committee under the Plans in lieu of the Committee's exercise thereof. While the Stock Plans permit the Committee to grant awards, such grants are typically made by the Board of Directors based on the Committee's recommendations regarding the recipients and type and amount of awards. Subject to the express provisions of the Stock Plans, the Committee has broad authority in administering and interpreting the Stock Plans. Options granted to employees may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify. Awards to employees may include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including, at the discretion of the Committee, any change of control of the Company.

          The aggregate number of shares of Common Stock that can be issued under the Stock Plans may not exceed 4,350,000. As of January 31, 2001, there were outstanding options to purchase an aggregate of 1,950,289 shares of Common Stock granted to directors, officers and employees of the Company and its subsidiaries and certain independent contractors pursuant to the Plans, and the number of shares available for issuance pursuant to options yet to be granted under the Plans was 775,519. In February 2001 the Company granted options to employees to purchase an additional 111,000 shares of Common Stock.

          In most cases, outstanding options are subject to certain vesting provisions and expire on the tenth anniversary of the date of grant. The exercise prices of options outstanding under the Plans as of January 31, 2001 are as follows:

   NUMBER OF OPTION SHARES           EXERCISE PRICE
   -----------------------           --------------
              20,000                    $  4.438
              24,000                       4.67
             632,000                       5.00
              95,000                       5.0312
             108,000                       5.3125
               3,000                       5.5625
               9,000                       6.875
              38,500                       8.50
              19,167                       8.9375
             150,834                       9.00
              16,000                       9.125
             200,000                      10.00
             334,200                      11.125
             190,000                      11.4375
              35,088                      14.75
              75,500                      18.125

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the beneficial ownership of the Common Stock (the only class of issued and outstanding voting securities of the Company), as of February 1, 2001 by each director of the Company, each of the Named Executive Officers, the directors and executive officers of the Company as a group and each person who at such time was known by the Company to beneficially own more than 5% of the outstanding shares of any class of voting securities of the Company.

                                                                                    NUMBER OF          VOTING
                                                                                    SHARES (1)       PERCENTAGE
                                                                                    -----------      ----------
Aurora Equity Partners L.P. (other beneficial owners: Richard R.
   Crowell, Gerald L. Parsky and Richard K. Roeder) (2)(3).................          12,355,490        60.0
Aurora Overseas Equity Partners I, L.P. (other beneficial owners:
   Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder) (3)(4)......           5,281,704        25.7
General Electric Pension Trust (5).........................................           2,425,708        11.8
Michael T. DuBose (6)(7)...................................................             401,146         1.9
Jerry E. Kanis (8).........................................................               8,807         *
Barry C. Kohn (7)(9).......................................................              94,980         *
Paul J. Komaromy (10)......................................................              18,334         *
Matt J. Pieper (11)........................................................              12,297         *
Robert Anderson (12)(13)...................................................              64,585         *
Richard R. Crowell (2)(3)(4)(13)...........................................          13,699,336        66.6
Dale F. Frey (14)..........................................................              91,181         *
Mark C. Hardy (3)(13)(15)..................................................              25,305         *
Dr. Michael J. Hartnett (16)...............................................              93,966         *
Gerald L. Parsky (2)(3)(4)(13)(17).........................................          13,699,336        66.6
Richard K. Roeder (2)(3)(4)(13)............................................          13,699,336        66.6
J. Richard Stonesifer (18).................................................              65,045         *
William A. Smith (19)......................................................             545,984         2.7
All directors and officers as a group (18 persons) (20)....................          15,144,737        71.1

---------------
*    Less than 1%.

(1) The shares of Common Stock underlying warrants or options granted under the Stock Plans that are exercisable as of February 26, 2001 or that will become exercisable within 60 days thereafter (such warrants or options being referred to as "Exercisable") are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such warrants or options, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

(2) Consists of (i) 8,417,632 shares owned by AEP (one of the Aurora Partnerships), (ii) 2,425,708 shares owned by the General Electric Pension Trust ("GEPT") (see Note 5 below) and (iii) 1,512,150 shares that are subject to an irrevocable proxy granted to the Aurora Partnerships by certain holders of Common Stock, including Messrs. Anderson, Crowell, Hardy, Parsky and Roeder, certain other limited partners of AEP and certain affiliates of a limited partner of AOEP (the other Aurora Partnership). The proxy terminates upon the earlier of the transfer of such shares or July 31, 2004. AEP is a Delaware limited partnership the general partner of which is Aurora Capital Partners, a Delaware limited partnership whose general partner is Aurora Advisors, Inc. Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of Aurora Advisors, are limited partners of Aurora Capital Partners and may be deemed to beneficially share ownership of the Common Stock beneficially owned by AEP and may be deemed to be the organizers of the Company under regulations promulgated under the Securities Act.

(3) The address of this stockholder is 10877 Wilshire Boulevard, Suite 2100, Los Angeles, CA 90024.

(4) Consists of (i) 1,343,846 shares owned by AOEP, (ii) 2,425,708 shares owned by GEPT (see Note 5 below) and (iii) 1,512,150 shares that are subject to an irrevocable proxy granted to the Aurora Partnerships by certain holders of Common Stock, including Messrs. Anderson, Crowell, Hardy, Parsky and Roeder, certain other limited partners of AEP and certain affiliates of a limited partner of AOEP. The proxy terminates upon the earlier of the transfer of such shares or July 31, 2004. AOEP is a Cayman Islands limited partnership the general partner of which is Aurora Overseas Capital Partners, L.P., a Cayman Islands limited partnership, whose general partner is Aurora Overseas Advisors, Ltd. Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of Aurora Overseas Advisor,, are limited partners of Aurora Overseas Capital Partners and may be deemed to beneficially own the shares of the Company's Common Stock beneficially owned by AOEP. AOEP's address is West Wind Building, P.O. Box 1111, Georgetown, Grand Cayman, Cayman Islands, B.W.I.

(5) With limited exceptions, GEPT has agreed to vote these shares in the same manner as the Aurora Partnerships vote their respective shares of Common Stock. This provision terminates upon the earlier of the transfer of such shares or July 31, 2004. GEPT's address is 3003 Summer Street, Stamford, CT 06905.

(6) Includes 366,668 shares subject to Exercisable options. Excludes 233,332 shares subject to options that are not Exercisable.

(7) The address of this stockholder is One Oak Hill Center, Suite 400, Westmont, IL 60559.

(8) Includes 8,334 shares subject to Exercisable options. Excludes 16,666 shares subject to options that are not Exercisable. Mr. Kanis's address is 9901 West Reno Road, Oklahoma City, OK 73127.

(9) Includes 71,667 shares subject to Exercisable options. Excludes 53,333 shares subject to options that are not Exercisable.

(10) Includes 8,334 shares subject to Exercisable options. Excludes 41,666 shares subject to options that are not Exercisable. Mr. Komaromy's address is 1637 South Cobblestone Court, Springfield, MO 65809.

(11) Includes 2,667 shares subject to Exercisable options. Excludes 40,333 shares subject to options that are not Exercisable. Mr. Pieper's address is 2301 Eagle Parkway, Suite 100, Ft. Worth, TX 76177.

(12) Includes (i) 4,290 shares held by Mr. Anderson's wife (including 2,790 shares held by her as trustee for her relatives), as to which Mr. Anderson disclaims beneficial ownership, and (ii) 40,667 shares subject to Exercisable options. Excludes 34,333 shares subject to options that are not Exercisable. Mr. Anderson's address is 10877 Wilshire Boulevard, Suite 1405, Los Angeles, CA 90024-4341.

(13) The shares actually owned by this person (as distinguished from the shares that this person is deemed to beneficially own) are subject to an irrevocable proxy granted to the Aurora Partnerships.

(14) Includes (i) 25,257 shares owned by a limited partnership of which Mr. Frey is general partner, (ii) 4,000 shares held by him as trustee for his grandchildren and (iii) 40,667 shares subject to Exercisable options. Excludes 34,333 shares subject to options that are not Exercisable. Mr. Frey disclaims beneficial ownership of 96% of the shares owned by the limited partnership. Mr. Frey's address is One Gorham Island, Westport, CT 06880.

(15) Includes 12,000 shares subject to options that are Exercisable.

(16) Includes 70,176 shares subject to Exercisable warrants. Mr. Hartnett's address is 60 Round Hill Road, Fairfield, CT 06430.

(17) Includes 2,000 shares held by Mr. Parsky's wife, as to which Mr. Parsky disclaims beneficial ownership.

(18) Includes 40,667 shares subject to Exercisable options. Excludes 34,333 shares subject to options that are not Exercisable. Mr. Stonesifer's address is 8473 Bay Colony Drive, Naples, FL 34108.

(19) Mr. Smith's address is 1717 East LaRua, Pensacola, FL 32501.

(20) Includes 711,907 shares subject to Exercisable warrants and options. Excludes 608,357 shares subject to options that are not Exercisable.

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

          The Company pays to Aurora Management Partners ("AMP"), which is a part of Aurora Capital Group, a base annual management fee of $550,000 for advisory and consulting services pursuant to a written management services agreement (the "Management Services Agreement"). AMP is also entitled to reimbursements from the Company for all of its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the Management Services Agreement. The base annual management fee is subject to increase, at the discretion of the disinterested members of the Company's Board of Directors, by up to an aggregate of $250,000 in the event the Company consummates one or more significant corporate transactions. The base annual management fee has not been increased as a result of any of the Company's acquisitions. The base annual management fee is also subject to increase for specified cost of living increases pursuant to which the base annual management fee was most recently increased in January 1999 from $540,000. If the Company's EBITDA in any year exceeds management's budgeted EBITDA by 15.0% or more for that year, AMP will be entitled to receive an additional management fee equal to one half of its base annual management fee for such year. Because the Company's EBITDA did not exceed management's budgeted EBITDA by 15.0% in 2000, AMP did not receive this additional management fee in 2000.

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

          If the Company consummates any significant acquisitions, AMP will be entitled to receive a fee from the Company for investment banking services in connection with the transaction. The fee is equal to 2.0% of the first $75.0 million of the acquisition consideration (including debt assumed and current assets retained) and 1.0% of acquisition consideration (including debt assumed and current assets retained) in excess of $75.0 million. Since the Company's formation, it has paid approximately $5.2 million of fees to AMP for investment banking services in connection with the Company's acquisitions. In January 2001 the Company paid AMP a $750,000 fee for services in connection with the October 2000 sale of the Distribution Group.

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

          In October 1996, the Company granted options for an aggregate of 48,000 shares of Common Stock to Mark C. Hardy (a director of the Company), Kurt Larsen (a former director of the Company) and two consultants of the Company, all four of whom were then employees of Aurora Capital Group. These options, which have an exercise price of $4.67 per share, become exercisable in one-third increments on each of the first three anniversaries of the date of grant and expire in 2006. In 1997, 12,000 of these options terminated when Mr. Larsen resigned from Aurora Capital Group and in 2000 one of the consultants exercised 12,000 options.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  Index to Financial Statements, Financial Statement Schedules and Exhibits:

          1.   Financial Statements Index

          See Index to Financial Statements and Supplemental Data on page 26.

          2.   Financial Statement Schedules Index

          II - Valuation and Qualifying Accounts.............................S-1

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.   Exhibit Index

          The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

   EXHIBIT
    NUMBER                                      DESCRIPTION
   --------                                     -----------
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



    10.11      Form of Incentive Stock Option Agreement (previously filed as
               Exhibit 10.36 to Amendment No. 1 to the Company's Registration
               Statement on Form S-1 filed on October 25, 1996, Commission File
               No. 333-5597, and incorporated herein by this reference)
    10.12      Form of Non-Qualified Stock Option Agreement (previously filed as
               Exhibit 10.37 to Amendment No. 1 to the Company's Registration
               Statement on Form S-1 filed on October 25, 1996, Commission File
               No. 333-5597, and incorporated herein by this reference)
    10.13      Employment Agreement, dated as of June 1, 1995, between Michael
               L. LePore and Component Remanufacturing Specialists, Inc.
               (previously filed as Exhibit 10.11 to the Company's Registration
               Statement on Form S-4 filed on June 21, 1995, Commission File No.
               33-93776, and incorporated herein by this reference)
    10.14      Amended and Restated Warrant Certificate, dated as of August 2,
               1994, for 280,704 warrants issued to William E. Myers, Jr.
               (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)
    10.15      Amended and Restated Warrant Certificate, dated as of August 2,
               1994, for 70,176 warrants issued to Brian E. Sanderson
               (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)
    10.16 Amended and Restated Warrant Certificate, dated June 24, 1996, for 70,176 warrants issued to Michael J. Hartnett (previously filed as Exhibit 10.20 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1996 and incorporated herein by this reference)
    10.17      Stock Purchase Agreement, dated May 16, 1994, by and among C.R.
               Wehr, Jr., Rev. Liv. Trust, James R. Wehr, Aaron's Automotive
               Products, Inc. and AAP Acquisition Corp. (previously filed as
               Exhibit 10.14 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)
    10.18      Stock Purchase Agreement, dated July 21, 1994, by and among John
               B. Maynard, Kenneth T. Hester, H.T.P., Inc. and HTP Acquisition
               Corp. (previously filed as Exhibit 10.15 to the Company's
               Registration Statement on Form S-4 filed on November 30, 1994,
               Commission File No. 33-86838, and incorporated herein by this reference)
    10.19      Stock Purchase Agreement, dated July 21, 1994, by and among John
               B. Maynard, Mamco Converters, Inc. and Mamco Acquisition Corp.
               (previously filed as Exhibit 10.16 to the Company's Registration
               Statement on Form S-4 filed on November 30, 1994, Commission File
               No. 33-86838, and incorporated herein by this reference)
    10.20      Asset Purchase Agreement, dated June 24, 1994, by and among RPM
               Merit, Donald W. White, John A. White, The White Family Trust and
               RPM Acquisition Corp. (previously filed as Exhibit 10.17 to the
               Company's Registration Statement on Form S-4 filed on November
               30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)
    10.21      Agreement and Plan of Merger and Reorganization, dated May 10,
               1995, by and among Component Remanufacturing Specialists, Inc.,
               James R. Crane, Michael L. LePore, Aftermarket Technology Corp.,
               CRS Holdings Corp. and CRS Acquisition Corp. (previously filed as
               Exhibit 2 to the Company's Current Report on Form 8-K filed on
               June 15, 1995, Commission File No. 33-80838-01, and incorporated herein by this reference)
    10.22      Stock Purchase Agreement, dated June 9, 1995, by and among Dianne
               Hanthorn, Jobian Limited, Randall Robinson, Barry E. Schwartz,
               Bradley Schwartz, Angela White, John White, Incorporated
               Investments Limited, Glenn M. Hanthorn, Guido Sala and Tony
               Macharacek, Mascot Truck Parts Inc. and Mascot Acquisition Corp.
               (previously filed as Exhibit 10.22 to the Company's Registration
               Statement on Form S-4 filed on June 21, 1995, Commission File No.
               33-93776, and incorporated herein by this reference)
    10.23      Stock Purchase Agreement, dated September 12, 1995, by and among
               Gordon King, 433644 Ontario Limited, 3179338 Canada Inc.,
               King-O-Matic Industries Limited, KOM Acquisition Corp. and
               Aftermarket Technology Corp. (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1995 and incorporated herein by this reference)
    10.24 Stock Purchase Agreement, dated as of April 2, 1996, by and among the Charles T. and Jean F. Gorham Charitable Remainder Trust dated March 27, 1996, Charles T. Gorham, J. Peter Donoghue,



               Tranzparts, Inc. and Tranzparts Acquisition Corp. (previously filed as Exhibit 10.23 to Amendment No. 1 to the Company's
               Registration Statement on Form S-1 filed on October 25, 1996,
               Commission File No. 333-5597, and incorporated herein by this reference)
    10.25 Stock Purchase Agreement, dated as of October 1, 1996, by and among Robert T. Carren Qualified Annuity Trust, Robert T. Carren,
               Diverco, Inc., and Diverco Acquisition Corp. (previously filed as
               Exhibit 10.34 to Amendment No. 1 to the Company's Registration
               Statement on Form S-1 filed on October 25, 1996, Commission File
               No. 333-5597, and incorporated herein by this reference)
    10.26 Stock Purchase Agreement, dated as of January 31, 1997, by and among S. Jay Wilemon, Ricki J. Wilemon, Bradley J. Wilemon, Corby
               L. Wilemon, Replacement & Exchange Parts Co., Inc., Aftermarket
               Technology Corp. and Repco Acquisition Corp. (previously filed as
               Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)
    10.27      Lease, dated January 1, 1994, between CRW, Incorporated and
               Aaron's Automotive Products, Inc. with respect to property located at 2600 North Westgate, Springfield, Missouri (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No.
               33-86838, and incorporated herein by this reference)
    10.28 Amended and Restated Lease, dated as of June 1, 1997, by and among Confar Investors II, L.L.C. and Aaron's Automotive
               Products, Inc. (previously filed as Exhibit 10.33 to the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1997 and incorporated herein by this reference)
    10.29      Sublease, dated April 20, 1994, between Troll Associates, Inc.
               and Component Remanufacturing Specialists, Inc. with respect to property located at 400 Corporate Drive, Mahwah, New Jersey
               (previously filed as Exhibit 10.40 to Amendment No. 2 to the
               Company's Registration Statement on Form S-1 filed on November 6,
               1996, Commission File No. 333-5597, and incorporated herein by this reference)
    10.30      Sublease Modification and Extension Agreement, dated as of
               February 28, 1996, between Olde Holding Company and Component
               Remanufacturing Specialists, Inc. with respect to property located at 400 Corporate Drive, Mahwah, New Jersey (previously filed as Exhibit 10.41 to Amendment No. 2 to the Company's
               Registration Statement on Form S-1 filed on November 6, 1996,
               Commission File No. 333-5597, and incorporated herein by this reference)
    10.31 Exchange and Registration Rights Agreement, dated August 2, 1994, by and among Aftermarket Technology Corp., the subsidiaries of Aftermarket Technology Corp., Chemical Securities Inc., and
               Donaldson, Lufkin & Jenrette Securities Corporation (previously filed as Exhibit 10.13 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No.
               33-83868, and incorporated herein by this reference)
    10.32 Exchange and Registration Rights Agreement, dated June 1, 1995, by and among Aftermarket Technology Corp., the subsidiaries of Aftermarket Technology Corp., Chemical Securities Inc., and
               Donaldson, Lufkin & Jenrette Securities Corporation (previously filed as Exhibit 10.16 to the Company's Registration Statement on Form S-4 filed on June 21, 1995, Commission File No. 33-93776, and incorporated herein by this reference)
    10.33 Stock Subscription Agreement, dated as of November 18, 1996, between Aftermarket Technology Corp. and the Trustees of the General Electric Pension Trust (previously filed as Exhibit 10.44 to Amendment No. 4 to the Company's Registration Statement on
               Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)
    10.34      Asset Purchase Agreement dated as of July 31, 1997 among
               Automatic Transmission Shops Inc., C.W. Smith, ATS
               Remanufacturing, Inc. and Aftermarket Technology Corp.
               (previously filed as Exhibit 10.41 to the Company's Registration
               Statement on Form S-1 (File No. 333-35543) filed on September 12,
               1997 and incorporated herein by this reference)
    10.35      Lease Agreement dated as July 31, 1997 between C.W. Smith and ATS
               Remanufacturing, Inc. (previously filed as Exhibit 10.42 to the
               Company's Registration Statement on Form S-1 (File No. 333-35543) filed on September 12, 1997 and incorporated herein by this reference)
    10.36      Stock Purchase Agreement dated as of July 21, 1997 among Gary A.
               Gamble, James E. Henderson, Trans Mart, Inc., TM-AL Acquisition
               Corp. and Aftermarket Technology Corp. (previously filed as
               Exhibit 10.43 to the Company's Registration Statement on Form S-1
               (File No. 333-35543) filed on September 12, 1997 and incorporated herein by this reference)



    10.37      Amendment No. 1 to Stock Purchase Agreement dated as of August
               15, 1997 among Gary A. Gamble, James E. Henderson, Trans Mart,
               Inc., TM-AL Acquisition Corp. and Aftermarket Technology Corp.
               (previously filed as Exhibit 10.44 to the Company's Registration
               Statement on Form S-1 (File No. 333-35543) filed on September 12,
               1997 and incorporated herein by this reference)
    10.38      Amendment No. 2 to Stock Purchase Agreement dated as of August
               15, 1997 among Gary A. Gamble, James E. Henderson, Trans Mart,
               Inc., TM-AL Acquisition Corp. and Aftermarket Technology Corp.
               (previously filed as Exhibit 10.45 to the Company's Registration
               Statement on Form S-1 (File No. 333-35543) filed on September 12,
               1997 and incorporated herein by this reference)
    10.39      Form of Indemnification Agreement between Aftermarket Technology
               Corp. and directors and certain officers (previously filed as Exhibit 10.46 to Amendment No. 1 the Company's Registration
               Statement on Form S-1 (File No. 333-35543) filed on October 1,
               1997 and incorporated herein by this reference)
    10.40 Stock Purchase Agreement, dated as of November 14, 1997, by and among Matthew Obeid, Metran Automatic Transmission Parts Corp.,
               Metran of Boston, Inc., Metran Parts of Pennsylvania, Inc., TM-AL
               Acquisition Corp. and Aftermarket Technology Corp. (previously filed as Exhibit 10.48 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1997 and incorporated herein by this reference)
    10.41 Asset Purchase Agreement, dated as of February 10, 1998, by and among Autocraft Industries, Inc., Fred Jones Industries A Limited
               Partnership, and Aftermarket Technology Corp. (previously filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)
    10.42      Amendment No. 1 to Asset Purchase Agreement, dated as of February
               10, 1998, by and among Autocraft Industries, Inc., Fred Jones
               Industries A Limited Partnership, and Aftermarket Technology
               Corp. (previously filed as Exhibit 10.50 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)
    10.43      Employment Agreement, dated as of July 28, 1994, between Kenneth
               A. Bear and Aaron's Automotive Products, Inc. (previously filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)
    10.44      Employment Agreement, dated as of February 21, 1997, between
               Joseph Salamunovich and Aftermarket Technology Corp. (previously filed as Exhibit 10.52 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1997 and incorporated herein by this reference)
    10.45      Employment Agreement, dated as of March 6, 1998, between Ronald
               E. Bradshaw and Aftermarket Technology Corp. (previously filed as
               Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)
    10.46      Employment Agreement, dated as of December 15, 1998, between
               Michael T. DuBose and Aftermarket Technology Corp. (previously filed as Exhibit 10.54 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1998 and incorporated herein by this reference)
    10.47      Aftermarket Technology Corp. 1998 Stock Incentive Plan
               (previously filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)
    10.48 Waiver and Amendment dated as of March 26, 1999 to the Amended and Restated Credit Agreement, dates as of March 26, 1998, among
               Aftermarket Technology Corp., the several banks and other financial institutions from time to time parties thereto and The
               Chase Manhatten Bank, as agent (previously filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1998 and incorporated herein by this reference)
    10.49 Consent and Amendment dated as of August 25, 1999 to the Amended and Restated Credit Agreement, dates as of March 26, 1998, among
               Aftermarket Technology Corp., the several banks and other financial institutions from time to time parties thereto and The
               Chase Manhatten Bank, as agent (previously filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1999 and incorporated herein by this reference)
    10.50      Third Amendment dated as of December 20, 1999 to the Amended and
               Restated Credit Agreement, dates as of March 26, 1998, among
               Aftermarket Technology Corp., the several banks and other financial institutions from time to time parties thereto and The
               Chase Manhatten Bank, as agent (previously filed as



               Exhibit 10.58 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1999 and incorporated herein by this reference)
    10.51      Asset Purchase Agreement, dated as of October 1, 1999, by and among All Transmission Parts, Inc., All Automatic Transmission
               Parts, Inc., David E. Helm, Barry C. Helm, Aftermarket Technology
               Corp. and ATC Distribution Group, Inc. (previously filed as
               Exhibit 10.1 to the Company's Current Report on Form 8-K dated
               October 1, 1999 and incorporated herein by this reference)
    10.52      Form of Employment Agreement between Aftermarket Technology Corp.
               and its officers (previously filed as Exhibit 10.60 to the
               Company's Annual Report on Form 10-K for the year ended December
               31, 1999 and incorporated herein by this reference)
    10.53      Stock Purchase Agreement dated as of September 1, 2000 between
               Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc.
               (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)
    10.54      Amendment to Stock Purchase Agreement dated as of October 27,
               2000 between Aftermarket Technology Corp. and ATCDG Acquisition
               Corp., Inc. (previously filed as Exhibit 10.2 to the Company's
               Current Report on Form 8-K dated October 27, 2000 and
               incorporated herein by this reference)
    10.55      Amendment and Waiver, dated as of August 2, 2000, to the Amended and Restated Credit Agreement, dated as of March 6, 1998, among
               Aftermarket Technology Corp., the several banks and other
               financial institutions from time to time parties thereto and The
               Chase Manhattan Bank, as agent (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 27,
               2000 and incorporated herein by this reference)
    10.56      Consent and Amendment, dated as of October 26, 2000, to the
               Amended and Restated Credit Agreement, dated as of March 6, 1998, among Seller, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent (previously filed as Exhibit 10.4 to the Company's
               Current Report on Form 8-K dated October 27, 2000 and
               incorporated herein by this reference)
   *10.57      Aftermarket Technology Corp. 2000 Stock Incentive Plan
   *10.58      Amendment, dated as of March 1, 2001, to the Amended and Restated
               Credit Agreement, dated as of March 6, 1998, among Seller, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent
     *21       List of Subsidiaries
     *23       Consent of Ernst & Young LLP, independent auditors

-----------
*    Filed herewith

(b)  Reports on Form 8-K

     During the quarter ended December 31, 2000 the Company filed the following reports on Form 8-K:

     (1) Report dated October 27, 2000, reporting under Item 2 that on October 27, 2000, the Company completed the sale of all the outstanding capital stock of ATC Distribution Group, Inc.


(c)  Refer to (a) 3 above.

(d)  Refer to (a) 2 above.

                                   SIGNATURES

          Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2001.

                                    AFTERMARKET TECHNOLOGY CORP.

                                    By:           /s/ Michael T. DuBose
                                        ----------------------------------------
                                                    Michael T. DuBose
                                            Chairman of the Board, President and
                                                  Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

                 SIGNATURE                                         TITLE                              DATE
---------------------------------------     --------------------------------------------------  --------------
                                             Chairman of the Board, President and Chief
           /s/ Michael T. DuBose             Executive Officer (Principal Executive Officer)    March 9, 2001
 --------------------------------------
             Michael T. DuBose

                                             Chief Financial Officer (Principal Financial and
             /s/ Barry C. Kohn               Accounting Officer)                                March 9, 2001
 --------------------------------------
               Barry C. Kohn


            /s/ Robert Anderson              Director                                           March 9, 2001
 --------------------------------------
              Robert Anderson


           /s/ Richard R. Crowell            Director                                           March 9, 2001
 --------------------------------------
             Richard R. Crowell


              /s/ Dale F. Frey               Director                                           March 9, 2001
 --------------------------------------
                Dale F. Frey


             /s/ Mark C. Hardy               Director                                           March 9, 2001
 --------------------------------------
               Mark C. Hardy


          /s/ Michael J. Hartnett            Director                                           March 9, 2001
 --------------------------------------
            Michael J. Hartnett


            /s/ Gerald L. Parsky             Director                                           March 9, 2001
 --------------------------------------
              Gerald L. Parsky



           /s/ Richard K. Roeder             Director                                           March 9, 2001
 --------------------------------------
             Richard K. Roeder


            /s/ William A. Smith             Director                                           March 9, 2001
 --------------------------------------
              William A. Smith


         /s/ J. Richard Stonesifer           Director                                           March 9, 2001
 --------------------------------------
           J. Richard Stonesifer

                          AFTERMARKET TECHNOLOGY CORP.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                               ADDITIONS
                                                                 --------------------------------
                                                  BALANCE AT      CHARGED TO         CHARGE TO
                                                 BEGINNING OF      COSTS AND           OTHER                         BALANCE AT END
                                                    PERIOD         EXPENSES           ACCOUNTS      DEDUCTIONS          OF PERIOD
                                                 ------------      ----------        -----------    ----------       --------------
     Year ended December 31, 1998:
Reserve and allowances  deducted
 from asset accounts:
   Allowance for uncollectible accounts              $   25           $  521           $  245(2)      $  315(1)             $  476
   Reserve for inventory obsolescence                   702            2,506            1,387(2)         337                 4,258
     Year ended December 31, 1999:
Reserve and allowances  deducted
 from asset accounts:
   Allowance for uncollectible accounts                 476               27              114(2)          21(1)                596
   Reserve for inventory obsolescence                 4,258              600                -          2,792                 2,066
     Year ended December 31, 2000:
Reserve and allowances  deducted
 from asset accounts:
   Allowance for uncollectible accounts                 596              208                -            424(1)                380
   Reserve for inventory obsolescence                 2,066              416                -            394                 2,088

  (1)      Accounts written off, net of recoveries
  (2)      Balances added or removed through acquisitions or sales of companies