Form 10-Q
period 2001-03-31
AFTERMARKET TECHNOLOGY CORP
filed 2001-04-26
CIK 933405

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                      to
                              ----------------------  ------------------------


                         Commission File Number 0-21803

                          AFTERMARKET TECHNOLOGY CORP.
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                    95-4486486
--------------------------------             -------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

 One Oak Hill Center - Suite 400, Westmont, IL                      60559
------------------------------------------------               ---------------
     (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code: (630) 455-6000


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of April 20, 2001, there were 20,466,871 shares of common stock of the Registrant outstanding.

===============================================================================

                          AFTERMARKET TECHNOLOGY CORP.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                               Page Number
                                                                               -----------
PART I.         Financial Information

      Item 1.   Financial Statements:

                Consolidated Balance Sheets at March 31, 2001 (unaudited)
                and December 31, 2000 ........................................      3

                Consolidated Statements of Income (unaudited) for the Three
                Months Ended March 31, 2001 and 2000 .........................      4

                Consolidated Statements of Cash Flows (unaudited) for the
                Three Months Ended March 31, 2001 and 2000....................      5

                Notes to Consolidated Financial Statements (unaudited)........      6

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..........................      13

      Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk...................................................      17


PART II.   Other Information

      Item 6.   Exhibits and Reports on Form 8-K..............................      18

SIGNATURES....................................................................      19

Note:      Items 1 - 5 of Part II are omitted because they are not applicable.

                          AFTERMARKET TECHNOLOGY CORP.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   March 31,    December 31,
                                                                                     2001           2000
                                                                                  -----------   ------------
                                                                                  (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                       $     424     $   2,035
   Accounts receivable, net                                                           56,118        58,624
   Inventories                                                                        48,325        43,513
   Prepaid and other assets                                                            5,201         4,976
   Refundable income taxes                                                             2,730         2,730
   Deferred income taxes                                                              28,622        31,904
   Assets of discontinued operations held for sale, net                                5,843         6,002
                                                                                   ---------     ---------
Total current assets                                                                 147,263       149,784

Property, plant and equipment, net                                                    44,625        44,070
Debt issuance costs, net                                                               3,944         4,175
Cost in excess of net assets acquired, net                                           173,578       174,833
Deferred income taxes                                                                 12,871        12,852
Other assets                                                                          10,305        10,308
Assets of discontinued operations held for sale, net                                   4,157         3,998
                                                                                   ---------     ---------
Total assets                                                                       $ 396,743     $ 400,020
                                                                                   =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                $  47,324     $  54,163
   Accrued expenses                                                                   21,410        26,584
   Bank line of credit                                                                   595          --
   Credit facility                                                                    14,700        14,700
   Amounts due to sellers of acquired companies                                        2,697         2,672
   Liabilities of discontinued operations                                              6,527         8,125
                                                                                   ---------     ---------
Total current liabilities                                                             93,253       106,244

12% Series B and D Senior Subordinated Notes                                         110,988       111,033
Amount drawn on credit facility, less current portion                                 97,125        92,000
Amounts due to sellers of acquired companies, less current portion                     7,059         6,931
Deferred compensation, less current portion                                            3,183         3,125
Other long-term liabilities                                                              763           448

Stockholders' Equity:
     Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued        --            --
     Common stock, $.01 par value; shares authorized - 30,000,000;
       issued - 20,935,206 and 20,923,510 (including shares held in treasury)            209           209
     Additional paid-in capital                                                      136,901       136,882
     Accumulated deficit                                                             (48,380)      (54,400)
     Accumulated other comprehensive loss                                             (1,021)         (458)
     Common stock held in treasury, at cost (458,472 and 172,000 shares)              (3,337)       (1,994)
                                                                                   ---------     ---------
Total stockholders' equity                                                            84,372        80,239
                                                                                   ---------     ---------
Total liabilities and stockholders' equity                                         $ 396,743     $ 400,020
                                                                                   =========     =========

SEE ACCOMPANYING NOTES.

                 AFTERMARKET TECHNOLOGY CORP.
               CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               For the three months
                                                  ended March 31,
                                                2001          2000
                                              --------      --------
                                                    (Unaudited)
Net sales                                     $ 92,421      $ 86,502
Cost of sales                                   61,468        55,128
                                              --------      --------
Gross profit                                    30,953        31,374

Selling, general and
    administrative expense                      14,481        11,661
Amortization of intangible assets                1,256         1,257
                                              --------      --------

Income from operations                          15,216        18,456

Interest income                                    356          --
Other income, net                                    6            52
Interest expense                                 5,790         5,836
                                              --------      --------

Income from continuing operations,
    before income taxes                          9,788        12,672

Income tax expense                               3,768         4,841
                                              --------      --------

Income from continuing operations                6,020         7,831

Loss from discontinued operations, net
    of income taxes                               --          (2,494)
                                              --------      --------
Net income                                    $  6,020      $  5,337
                                              ========      ========

Per common share - basic:
    Income from continuing operations         $   0.29      $   0.38
    Loss from discontinued operations             --           (0.12)
                                              --------      --------
   Net income                                 $   0.29      $   0.26
                                              ========      ========

Weighted average number of common shares
    outstanding                                 20,578        20,539
                                              ========      ========

Per common share - diluted:
    Income from continuing operations         $   0.29      $   0.37
    Loss from discontinued operations             --           (0.12)
                                              --------      --------
   Net income                                 $   0.29      $   0.25
                                              ========      ========

Weighted average number of common and
    common equivalent shares outstanding        20,763        21,387
                                              ========      ========

SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 For the three months
                                                                                    ended March 31,
                                                                                   2001        2000
                                                                                 --------    --------
                                                                                     (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                       $  6,020    $  5,337
Net loss from discontinued operations                                                --         2,494
                                                                                 --------    --------
Income from continuing operations                                                   6,020       7,831

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities - continuing operations:
      Depreciation and amortization                                                 3,369       2,851
      Amortization of debt issuance costs                                             324         293
      Provision for losses on accounts receivable                                      24          27
      Loss on sale of equipment                                                         1           1
      Deferred income taxes                                                         3,282       1,358
      Changes in operating assets and liabilities,
        net of businesses discontinued/sold:
           Accounts receivable                                                      2,189      (1,108)
           Inventories                                                             (5,015)        (95)
           Prepaid and other assets                                                  (236)     (1,252)
           Accounts payable and accrued expenses                                  (13,015)     (8,095)
                                                                                 --------    --------
Net cash provided by (used in) operating activities -  continuing operations       (3,057)      1,811

Net cash provided by (used in) operating activities - discontinued operations        (181)      2,849

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                         (2,708)     (1,135)
Proceeds from sale of equipment                                                        30          10
                                                                                 --------    --------
Net cash used in investing activities -  continuing operations                     (2,678)     (1,125)

Net cash used in investing activities -  discontinued operations                     --          (975)

FINANCING ACTIVITIES:
Borrowings (payments) on credit facility, net                                       5,125      (4,540)
Borrowings (payments) on bank line of credit, net                                     614        (543)
Payment of debt issuance costs                                                        (94)       --
Proceeds from exercise of stock options                                                20         250
Purchase of common stock for treasury                                              (1,343)       --
                                                                                 --------    --------
Net cash provided by (used in) financing activities                                 4,322      (4,833)

Effect of exchange rate changes on cash and cash equivalents                          (17)          3
                                                                                 --------    --------

Decrease in cash and cash equivalents                                              (1,611)     (2,270)

Cash and cash equivalents at beginning of period                                    2,035       8,469
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $    424    $  6,199
                                                                                 ========    ========

Cash paid during the period for:
      Interest                                                                   $  8,728    $ 10,543
      Income taxes, net                                                               304       3,563

SEE ACCOMPANYING NOTES.

                          AFTERMARKET TECHNOLOGY CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                      (In thousands, except per share data)

NOTE 1:  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the "Company") as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      As discussed more thoroughly in Note 3, the Company's Independent Aftermarket segment (which contained (i) ATC Distribution Group, Inc. ("Distribution Group"), a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers, which was sold in October 2000, and (ii) the domestic remanufactured engines business, which remanufactures and distributes domestic and foreign engines primarily through a branch distribution network to independent aftermarket customers) is presented as discontinued operations in the accompanying financial statements.

      Certain prior-year amounts have been reclassified to conform to the 2001 presentation.

NOTE 2:  INVENTORIES

  Inventories consist of the following:

                                             March 31, 2001   December 31, 2000
                                             --------------   -----------------
Raw materials, including core inventories..      $41,372           $38,075
Work-in-process............................        1,647             1,672
Finished goods.............................        5,306             3,766
                                                 -------           -------
                                                 $48,325           $43,513
                                                 =======           =======

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

      On October 27, 2000, the Company consummated the sale of all the outstanding capital stock of the Distribution Group to ATCDG Acquisition Corp., Inc. ("Buyer"), an indirect wholly owned subsidiary of Aceomatic-Recon Holdings Corporation, which is an affiliate of The Riverside Company. The purchase price for the stock of the Distribution Group was comprised of $60,079 in cash, Series B preferred stock of Buyer valued by the Company at $1,929 (stated value of $8,650 net of a valuation allowance of $6,721) and an 18% senior subordinated promissory note of the Buyer with a principal amount of $10,050 and a discounted value of $8,365. In addition, the cash purchase price is subject to increase or decrease if it is determined that the Distribution Group's net working capital as of the closing was above or below a specified target amount.

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

      The estimated loss on the sale of the Distribution Group and the actual losses from discontinued operations incurred since the measurement date have been applied against the accrued loss established effective with the measurement date. The accrual balance as of March 31, 2001 of $6,527, classified as liabilities of discontinued operations, represents an estimate of the remaining obligations and other costs related to the sale of the Distribution Group and the disposal of the remanufactured aftermarket engines business.

      The consolidated statements of operations have been reclassified to report the operating results of the Independent Aftermarket segment as discontinued operations and accordingly, their results have been excluded from continuing operations for all periods presented. Net sales from the Independent Aftermarket segment were $6,808 and $63,458 for the three months ended March 31, 2001 and 2000, respectively. Interest expense for the three months ended March 31, 2001 of $219 has been allocated to the discontinued operations based on the anticipated consideration from the sale of the remanufactured aftermarket engines business. Interest expense for the three months ended March 31, 2000 of $1,919 has been allocated to the discontinued operations based on the anticipated consideration to be received from the sale of the Distribution Group and the remanufactured aftermarket engines business. The loss from discontinued operations reported for the three months ended March 31, 2000 was $2,494, net of tax benefit of $1,705.

The net assets of discontinued operations held for sale in the balance sheets include the following:

                                                             March 31, 2001  December 31, 2000
                                                             --------------  -----------------
Accounts receivable, net...................................     $  4,774          $  3,823
Inventories, net...........................................       14,086            16,012
Other current assets.......................................          380               355
Property, plant and equipment, net.........................        7,771             7,996
Cost in excess of net assets acquired, net.................       15,614            15,614
Other, net.................................................          272              --
Accounts payable...........................................         (471)              (52)
Accrued expenses...........................................       (6,806)           (8,661)
                                                                --------          --------
                                                                  35,620            35,087
Valuation allowance for losses on disposal of discontinued
  operations...............................................      (25,620)          (25,087)
                                                                --------          --------
Assets of discontinued operations held for sale, net.......       10,000            10,000
Liabilities of discontinued operations.....................       (6,527)           (8,125)
                                                                --------          --------
Net assets of discontinued operations......................     $  3,473          $  1,875
                                                                ========          ========

NOTE 4:  BANK LINE OF CREDIT

      During the three months ended March 31, 2001, the Company entered into a revolving credit agreement with HSBC Bank Plc ("HSBC"), providing (pound)1,000 to finance the working capital requirements of its U.K. subsidiary. Amounts advanced are secured by substantially all assets of the U.K. subsidiary. In addition, HSBC may at any time demand repayment of all sums owing. Interest is payable monthly at the HSBC prime lending rate (5.75% at March 31, 2001) plus 1.50%. At March 31, 2001, (pound)420 ($595 in U.S. currency) was outstanding under this line of credit.

NOTE 5:  CREDIT FACILITY

      The Company has a credit facility with J.P. Morgan Chase, as agent (the "Bank"), comprised of a $100,000 line of credit (the "Revolver") and a $130,000 term loan (the "Term Loan") (collectively, the "Credit Facility") to finance the Company's working capital requirements and future acquisitions. Amounts advanced under the Credit Facility are secured by substantially all the assets of the Company. The Credit Facility contains several covenants, including ones that require the Company to maintain certain levels of net worth, leverage and cash flow coverage, and others that limit the Company's ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, issue stock and engage in transactions with affiliates of the Company and its subsidiaries. Amounts outstanding under the Term Loan are payable in quarterly installments through December 31, 2003. Amounts advanced under the Revolver become due on December 31, 2003. The Company may prepay outstanding advances under the Revolver or the Term Loan in whole or in part without incurring any premium or penalty. At March 31, 2001, $40,425 and $71,400 was outstanding under the Term Loan and Revolver, respectively.

      During 1998, in order to convert $50,000 of its Credit Facility to a fixed rate, the Company entered into a series of interest rate swap agreements scheduled to mature during July 2003. During 1999, the Company revised the maturity dates on $35,000 of the swap agreements to January 2001 in exchange for proceeds of $636. The proceeds were recorded as a deferred gain and are being amortized over the original life of the interest rate swap agreements. The remaining $15,000 swap agreement is a derivative financial instrument and is accounted for under the provisions of SFAS No. 133. (See Note 6.)

NOTE 6:  DERIVATIVE FINANCIAL INSTRUMENTS

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by SFAS No. 137 and 138). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge and, if it is, the type of hedge transaction. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of a hedge is reported in earnings as it occurs.

      The Company uses interest rate swaps to convert variable rate debt to fixed rate debt to reduce interest rate volatility risk. In accordance with SFAS No. 133, the Company has designated its swap agreement as a cash flow hedge and recorded the fair value of this hedge agreement as part of other comprehensive income (see Note 8). The swap is based on a notional amount of $15,000 at the fixed interest rate of 5.95% during the term of the swap agreement. At January 1, 2001, the Company's financial statements were adjusted to record a cumulative effect of adopting this accounting change as an addition to other long-term liabilities of $45, and a reduction to other comprehensive income in the amount of $28 (net of income tax benefit of $17). For the three months ended March 31, 2001, the effective portion of changes in fair value of this derivative amounted to $332 and is recorded as an addition to other long-term liabilities and a reduction to other comprehensive income in the amount of $204 (net of income tax benefit of $128). The fair value of this derivative as a liability amounted to $377 at March 31, 2001.

NOTE 7.  COMMON STOCK

         During the first quarter of 2001, the Company, together with certain members of management and directors of the Company, certain principals and affiliates of the Aurora Capital Group and certain other shareholders of the Company, announced its intention to commence a program for the purchase of up to 1,750 shares of the Company's common stock. Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases. The purchase program commenced on January 8, 2001, and is being conducted in accordance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. As of March 31, 2001, 1,197 shares of the Company's common stock have been purchased under the program, of which 286 shares at an average price of $4.69 per share were purchased by the Company.

NOTE 8:  COMPREHENSIVE INCOME

      Total comprehensive income for the three months ended March 31, 2001 and 2000 was $5,457 and $5,288, respectively.

      The following table sets forth the computation of comprehensive income for the three months ended March 31, 2001 and 2000, respectively:

                                                             For the three months
                                                                ended March 31,
                                                             --------------------
                                                              2001          2000
                                                             ------        ------
Net income.............................................      $6,020        $5,337
Other comprehensive income:
Interest rate swap agreements, net of related taxes:
     Transition adjustment as of January 1, 2001.......         (28)          -
     Current period decline in fair value..............        (204)          -
Translation adjustment, net of related taxes...........        (331)          (49)
                                                             ------        ------
                                                             $5,457        $5,288
                                                             ======        ======


NOTE 9:  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                             For the three months
                                                                ended March 31,
                                                             --------------------
                                                              2001          2000
                                                             ------        ------
Numerator:
Income from continuing operations .....................      $ 6,020      $ 7,831
                                                             =======      =======
Denominator:
Weighted-average common shares outstanding ............       20,578       20,539
Effect of stock options and warrants ..................          185          848
                                                             -------      -------
Denominator for diluted earnings per common share......       20,763       21,387
                                                             =======      =======

Basic earnings per common share .......................      $  0.29      $  0.38
Diluted earnings per common share .....................         0.29         0.37

NOTE 10.  REPORTABLE SEGMENTS

      The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment. The Drivetrain Remaufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to DaimlerChrysler, Ford, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs including Ford's and General Motor's European operations and Jaguar. The Company's Logistics segment consists of three operating units: a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; a provider of returned material reclamation and disposition services to Ford and General Motors; and an automotive electronic components remanufacturing and distribution business, primarily for Delphi and Visteon.

      The Company evaluates performance based upon income from operations. The reportable segments' accounting policies are the same as those of the Company.

      The reportable segments are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels. The reportable segments are as follows:

                                               Drivetrain
                                             ---------------
                                             Remanufacturing    Logistics     Totals
                                             ---------------    ---------     -------
FOR THE THREE MONTHS ENDED MARCH 31, 2001:
   Revenues from external customers ......      $67,538          $24,883      $92,421
   Segment profit ........................        9,502            5,714       15,216

FOR THE THREE MONTHS ENDED MARCH 31, 2000:
   Revenues from external customers ......      $66,935          $19,567      $86,502
   Segment profit ........................       15,033            3,423       18,456


NOTE 11:  SPECIAL CHARGES

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

                                                         Loss on
                              Termination  Exit/Other  Write-Down
                               Benefits      Costs      of Assets   Total
                              -----------  ----------  ----------  -------
Provision 1998 ............... $   975       $ 3,049    $  --      $ 4,024
Payments 1998 ................    (135)         --         --         (135)
                               -------       -------    -------    -------
Reserve at December 31, 1998..     840         3,049       --        3,889
Provision 1999 ...............   2,796           400        781      3,977
Payments 1999 ................  (1,289)       (1,026)      --       (2,315)
                               -------       -------    -------    -------
Reserve at December 31, 1999..   2,347         2,423        781      5,551
Payments 2000 ................  (1,802)         (344)      --       (2,146)
Asset write-offs 2000 ........    --            --         (825)      (825)
Reclassification 2000 ........    --             (44)        44       --
                               -------       -------    -------    -------
Reserve at December 31, 2000..     545         2,035       --        2,580
Payments 2001 ................    (186)         --         --         (186)
                               -------       -------    -------    -------
Reserve at March 31, 2001 .... $   359       $ 2,035    $  --      $ 2,394
                               =======       =======    =======    =======

NOTE 12:  CONTINGENCIES

      The Company is subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances.

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

      The company from which RPM Merit ("RPM") acquired its assets (the "Prior RPM Company") has been identified by the United States Environmental Protection Agency (the "EPA") as one of many potentially responsible parties for environmental liabilities associated with a "Superfund" site located in the area of RPM's former manufacturing facilities and current distribution facility in Azusa, California. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund") provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from potentially responsible parties ("PRPs"). PRPs are broadly defined under CERCLA and generally include present owners and operators of a site and certain past owners and operators. As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard. The EPA has preliminarily estimated that it will cost approximately $47,000 to construct and approximately $4,000 per year for an indefinite period to operate an interim remedial groundwater pumping and treatment system for the part of the Superfund site within which RPM's former manufacturing facilities and current distribution facility, as well as those of many other potentially responsible parties, are located. The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with the Superfund site are likely to be assessed. The Company has significantly reduced its presence at the site and has moved all manufacturing operations off-site. Since July 1995, the Company's only real property interest in this site has been the lease of a 6,000 square foot storage and distribution facility. The RPM acquisition agreement and the leases pursuant to which the Company leased RPM's facilities after the Company acquired the assets of RPM (the "RPM Acquisition") expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the RPM Acquisition, although the Company could become responsible for these liabilities under various legal theories. The Company is indemnified against any such liabilities by the seller of RPM as well as the Prior RPM Company shareholders. There can be no assurance, however, that the Company would be able to make any recovery under any indemnification provisions. Since the RPM Acquisition, the Company has been engaged in negotiations with the EPA to settle any liability that it may have for this site. Although there can be no assurance, the Company believes that it will not incur any material liability as a result of these environmental conditions.

      In connection with the sale of the Distribution Group (the "DG Sale") on October 27, 2000 (see Note 3), the Company agreed to certain matters with
Buyer that could result in contingent liability to the Company in the future. These include the Company's indemnification of Buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California mentioned above and the former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap, (iii) liabilities of the Distribution Group existing at the time of the DG Sale but not disclosed to Buyer, subject to the $750 deductible and $12,000 cap, (iv) any tax liability of the Distribution Group relating to periods prior to the DG Sale and (v) certain health claims that may be asserted by employees of the Distribution Group relating to the air quality at one of its facilities prior to the DG Sale. In addition, prior to the DG Sale several of the Distribution Group's real estate and equipment leases were guaranteed by the Company. These guarantees remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group's obligations under such leases in the event that the Distribution Group does not honor those obligations. Buyer has agreed to indemnify the Company for any liability that the Company may incur pursuant to the guarantees.

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

      Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. Actual results may differ materially from those projected or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition. For a discussion of these and certain other factors, please refer to Item 1. "Business--Certain Factors Affecting the Company" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Please also refer to the Company's other filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 2000.

      Due to the Company's decision to exit the Independent Aftermarket segment, the consolidated statements of income have been restated to report the operating results of the Independent Aftermarket segment as discontinued operations and accordingly, its results have been excluded from the continuing operations for all periods presented. With the exception of the discussion on discontinued operations, the discussion below relates to the continuing operations of the Company.

      Income from continuing operations decreased $1.8 million, or 23.1%, to $6.0 million for the three months ended March 31, 2001 from $7.8 million for the three months ended March 31, 2000. This decrease was primarily attributable to decreased profitability within the Company's Drivetrain Remanufacturing segment, largely driven by changes in customer price and mix, and severance costs associated with the de-layering of certain management functions and other headcount reductions. In addition, the prior year period benefited from the favorable resolution of certain events and contractual issues. The decrease in profitability of the Drivetrain Remanufacturing segment was partially offset by increased sales and profitability within the Logistics segment for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Income from continuing operations per diluted share was $0.29 for the three months ended March 31, 2001 as compared to $0.37 for the three months ended March 31, 2000.

NET SALES

      Net sales increased $5.9 million, or 6.8%, to $92.4 million for the three months ended March 31, 2001 from $86.5 million for the three months ended March 31, 2000. This increase was driven primarily by growth in the Company's Logistics segment. See "Drivetrain Remanufacturing Segment" and "Logistics Segment" for discussions of net sales.

      Sales to DaimlerChrysler accounted for 27.2% and 36.3%, Ford accounted for 35.0% and 28.7% and AT&T Wireless Services accounted for 17.1% and 11.3% of the Company's revenues for the three months ended March 31, 2001 and 2000, respectively.

GROSS PROFIT

      Gross profit as a percentage of net sales decreased to 33.5% for the three months ended March 31, 2001 from 36.3% for the three months ended March 31, 2000. This decrease was primarily the result of (i) price concessions provided to Chrysler as a result of their request for supplier participation in their cost reduction initiatives and (ii) unfavorable revenue mix and production inefficiencies resulting from the impact of Chrysler's inventory reduction initiatives, which reduce Chrysler's targeted inventories by nearly 50%, from about 13 to 7 weeks. Additionally, during the three months ended March 31, 2000, the Company benefited from favorable adjustments of approximately $1.2 million, primarily related to the resolution of discrepancies on certain component inventories, the retroactive impact of pricing revisions and an inventory adjustment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses ("SG&A") increased $2.8 million, or 23.9%, to $14.5 million for the three months ended March 31, 2001 from $11.7 million for the three months ended March 31, 2000. The increase was primarily due to the recording of $0.9 million of severance primarily associated with the de-layering of certain management functions, combined with an increase in spending in support of growth initiatives in the Logistics segment and to a lesser extent on the Company's Lean and Continuous Improvement and Customer Delight initiatives. As a percentage of net sales, SG&A expenses increased to 15.7% from 13.5% between the two periods.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangible assets remained constant at $1.3 million for the three months ended March 31, 2001 and 2000.

INCOME FROM OPERATIONS

      Income from operations decreased $3.3 million, or 17.8%, to $15.2 million for the three months ended March 31, 2001 from $18.5 million for the three months ended March 31, 2000. The decrease is primarily the result of an increase in revenue, offset by the decline in gross profit margins and an increase in SG&A expense due to the factors described above. As a percentage of net sales, income from operations decreased to 16.5% from 21.3%, between the two periods.

INTEREST INCOME

      During the three months ended March 31, 2001, $0.4 million of interest income was recorded on the 18% senior subordinated promissory note received by the Company as partial consideration from the sale of the Distribution Group.

INTEREST EXPENSE

      Interest expense remained constant at $5.8 million for the three months ended March 31, 2001 and 2000. Interest expense for the three months ended March 31, 2001 of $0.2 million was allocated to discontinued operations based on the anticipated consideration from the sale of the remanufactured aftermarket engines business. Interest expense for the three months ended March 31, 2000 of $1.9 million was allocated to the discontinued operations based on the anticipated consideration to be received from the sale of the Distribution Group and the remanufactured aftermarket engines business.

DISCONTINUED OPERATIONS

      During the three months ended March 31, 2000, the independent aftermarket segment reported a loss from its operations of $2.5 million, net of income tax benefits of $1.7 million.

REPORTABLE SEGMENTS

      DRIVETRAIN REMANUFACTURING SEGMENT

      The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

                                           For the Three Months Ended March 31,
                                           ------------------------------------
                                                  2001               2000
                                           ------------------    --------------
      Net sales........................     $67.5      100.0%    $66.9   100.0%
                                            =====      =====     =====   =====
      Segment profit...................     $ 9.5       14.1%    $15.0    22.4%
                                            =====      =====     =====   =====

      NET SALES. Net sales increased $0.6 million, or 0.9%, to $67.5 million for the three months ended March 31, 2001 from $66.9 million for the three months ended March 31, 2000. The increase was primarily due to an increase in sales of remanufactured transmissions to Ford and growth in the Company's engine remanufacturing program with Jaguar, partially offset by a decrease in sales of remanufactured transmissions to Chrysler due to price concessions provided as a result of their request for supplier participation in their cost reduction initiatives and reduced volume resulting from their inventory reduction initiatives, which reduce Chrysler's targeted inventories by nearly 50%, from about 13 to 7 weeks.

      Sales to Ford accounted for 45.3% and 34.1% of segment revenues for the three months ended March 31, 2001 and 2000, respectively. Sales to DaimlerChrysler accounted for 37.3% and 47.0% of segment revenues for the three months ended March 31, 2001 and 2000, respectively.

      SEGMENT PROFIT. Segment profit decreased $5.5 million, or 36.7%, to $9.5 million (14.1% of segment net sales) for the three months ended March 31, 2001 from $15.0 million (22.4% of segment net sales) for the three months ended March 31, 2000. The decrease was primarily the result of the changes in sales volume, price and mix of remanufactured transmissions as referenced above, combined with production inefficiencies resulting from the impact of Chrysler's inventory reduction initiatives and $0.8 million of severance primarily associated with the de-layering of certain management functions. Additionally, during the three months ended March 31, 2000, the Company benefited from favorable adjustments of approximately $1.2 million, primarily related to the resolution of discrepancies on certain component inventories, the retroactive impact of pricing revisions and an inventory adjustment.

      LOGISTICS SEGMENT

      The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

                                           For the Three Months Ended March 31,
                                           ------------------------------------
                                                  2001               2000
                                           ------------------    --------------
      Net sales........................     $ 24.9     100.0%    $ 19.6  100.0%
                                            ======     =====     ======  =====
      Segment profit...................     $  5.7      22.9%    $  3.4   17.3%
                                            ======     =====     ======  =====

      NET SALES. Net sales increased $5.3 million, or 27.0%, to $24.9 million for the three months ended March 31, 2001 from $19.6 million for the three months ended March 31, 2000. This increase was primarily attributable to an increase in sales for value added warehouse and distribution services, driven by the growth in the market for cellular phones and services and coupled with the benefit of two new programs the Company was awarded by AT&T Wireless Services covering the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials. Sales to AT&T Wireless Services accounted for 63.7% and 49.9% of segment revenues for the three months ended March 31, 2001 and 2000, respectively.


      SEGMENT PROFIT. Segment profit increased $2.3 million, or 67.6%, to $5.7 million (22.9% of segment net sales) for the three months ended March 31, 2001 from $3.4 million (17.3% of segment net sales) for the three months ended March 31, 2000. The increase was primarily the result of the increased sales volume as referenced above, partially offset by an increase in spending in support of the Company's key growth initiatives in the segment.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had total cash and cash equivalents on hand of $0.4 million at March 31, 2001. Net cash used in operating activities from continuing operations was $3.1 million for the three-month period then ended. Net cash used in investing activities from continuing operations was $2.7 million for the period primarily related to equipment purchases. Net cash provided by financing activities of $4.3 million includes net borrowings of $5.1 million made on the Credit Facility and $0.6 million of borrowings on the bank line of credit established in 2001 for the Company's European operations, partially offset by $1.3 million of common stock purchased for treasury.

      Amounts outstanding under the Credit Facility bear interest at either the "Alternate Base Rate" or the "Eurodollar Rate" (as defined in the Credit Facility) plus an applicable margin. As of March 31, 2001, the Alternate Base Rate margin was 1.00% and the Eurodollar margin was 2.00%.

      During the three months ended March 31, 2001, the Company entered into a revolving credit agreement with HSBC Bank Plc ("HSBC"), providing (pound)1.0 million to finance the working capital requirements of its U.K. subsidiary. Amounts advanced are secured by substantially all assets of the U.K. subsidiary. In addition, HSBC may at any time demand repayment of all sums owing. Interest is payable monthly at the HSBC prime lending rate (5.75% at March 31, 2001) plus 1.50%.

      As of March 31, 2001, the Company's borrowing capacity under the Credit Facility and the European line of credit was $24.3 million and (pound)0.6 million, respectively, and the Company had cash and cash equivalents on hand of $0.4 million at March 31, 2001. Additionally, as a result of the sale of the Distribution Group, as of December 31, 2000 the Company had approximately $109 million in Federal and State net operating loss carryforwards available as an offset to future taxable income.

      During the period ended March 31, 2001, the Company entered into an agreement with Chrysler to procure and manage an all-time buy of the inventory to support the service requirements of a transmission family to be discontinued after the current model year. As a result, the Company expects to make an investment in inventory of approximately $20.0 million. As of March 31, 2001, $14.3 million and $11.6 million are reflected in inventory and accounts payable, respectively, related to this agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

      The Company does not hold or issue derivative financial instruments for trading purposes. The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them is material to the Company. The Company uses interest rate swaps to convert variable rate debt to fixed rate debt to reduce interest rate volatility risk. For additional discussion regarding the Company's use of such instruments, see
Item 1. "Notes to Consolidated Financial Statements--Note 5 and Note 6."

INTEREST RATE EXPOSURE

      Based on the Company's overall interest rate exposure during the three months ended March 31, 2001, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company's consolidated financial position, results of operation or cash flows. A 10% change in the rate of interest would not have a material effect on the Company's financial position, results of operation or cash flows.

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

           (a)    Exhibits
                      None
           (b)    Reports on Form 8-K
                  During the quarter ended March 31, 2001 the Company filed the following reports on Form 8-K:
                  (1) On January 10, 2001, an Amendment to the Periodic Report on Form 8-K dated October 27, 2000, reporting under
                       Item 7, certain pro forma financial information to reflect the Company's sale of the Distribution Group.
                  (2) Report dated February 22, 2001, reporting under Items 5 and 7 the Company's press release dated February 22, 2001 regarding fourth quarter and year-end 2000 financial results and certain other information.

                          AFTERMARKET TECHNOLOGY CORP.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AFTERMARKET TECHNOLOGY CORP.


Date: April 26, 2001                 /s/ Barry C. Kohn
----------------------               ------------------------------------------
                                     Barry C. Kohn, Chief Financial Officer


o Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.