Form 10-Q
period 2001-06-30
AFTERMARKET TECHNOLOGY CORP
filed 2001-08-02
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Registrant’s Telephone Number, Including Area Code: (630) 455-6000

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of July 27, 2001, there were 20,323,869 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

Note:                 Items 1, 2, 3, 5 and 6 of Part II are omitted because they are not applicable.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,117	$2,035
Accounts receivable, net	54,004	61,576
Inventories	66,801	55,479
Prepaid and other assets	4,884	5,331
Refundable income taxes	-	2,730
Deferred income taxes	26,504	31,904

Total current assets	153,310	159,055

Property, plant and equipment, net	51,082	46,276
Debt issuance costs, net	3,614	4,175
Cost in excess of net assets acquired, net	172,322	174,833
Deferred income taxes	12,102	12,852
Other assets	10,562	10,308

Total assets	$402,992	$407,499

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$53,029	$54,215
Accrued expenses	30,186	34,011
Income taxes payable	483	-
Credit facility	14,700	14,700
Capital lease obligation	1,005	-
Amounts due to sellers of acquired companies	2,722	2,672
Liabilities of discontinued operations	5,454	8,125

Total current liabilities	107,579	113,723

12% Series B and D Senior Subordinated Notes	110,943	111,033
Amount drawn on credit facility, less current portion	83,350	92,000
Amounts due to sellers of acquired companies, less current portion	7,187	6,931
Deferred compensation, less current portion	3,241	3,125
Capital lease obligation, less current portion	884	175
Other long-term liabilities	572	273

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000; issued - 20,935,206 and 20,923,510 (including shares held in treasury)	209	209
Additional paid-in capital	136,902	136,882
Accumulated deficit	(42,502)	(54,400)
Accumulated other comprehensive loss	(1,036)	(458)
Common stock held in treasury, at cost (611,337 and 172,000 shares)	(4,337)	(1,994)

Total stockholders' equity	89,236	80,239

Total liabilities and stockholders' equity	$402,992	$407,499

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2001	2000	2001	2000

	(Unaudited )		(Unaudited)

Net sales	$92,220	$90,658	$191,449	$185,363
Cost of sales	60,962	61,720	127,729	123,585
Special charges	-	9,134	-	9,134

Gross profit	31,258	19,804	63,720	52,644

Selling, general and administrative expense	13,846	14,197	29,090	28,250
Amortization of intangible assets	1,255	1,371	2,511	2,743
Special charges	-	23,450	-	23,450

Income (loss) from operations	16,157	(19,214)	32,119	(1,799)

Interest income	369	-	725	-
Other income (expense), net	19	(38)	25	19
Interest expense	5,654	6,256	11,663	12,305

Income (loss) from continuing operations, before income taxes	10,891	(25,508)	21,206	(14,085)

Income tax expense (benefit)	4,193	(9,744)	8,163	(5,381)

Income (loss) from continuing operations	6,698	(15,764)	13,043	(8,704)

Loss from discontinued operations (net), net of income taxes	(820)	(99,357)	(1,145)	(101,080)

Net income (loss)	$5,878	$(115,121)	$11,898	$(109,784)

Per common share - basic:
Income (loss) from continuing operations	$0.33	$(0.76)	$0.64	$(0.42)
Loss from discontinued operations (net)	(0.04)	(4.82)	(0.06)	(4.91)

Net income (loss)	$0.29	$(5.58)	$0.58	$(5.33)

Weighted average number of common shares outstanding	20,446	20,623	20,512	20,581

Per common share – diluted:
Income (loss) from continuing operations	$0.32	$(0.76)	$0.63	$(0.42)
Loss from discontinued operations (net)	(0.04)	(4.82)	(0.06)	(4.91)

Net income (loss)	$0.28	$(5.58)	$0.57	$(5.33)

Weighted average number of common and common equivalent shares outstanding	20,773	20,623	20,768	20,581

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2001	2000

	(Unaudited)

Operating Activities:
Net income (loss)	$11,898	$(109,784)
Net loss from discontinued operations	1,145	101,080

Income (loss) from continuing operations	13,043	(8,704)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities - continuing operations:
Asset impairment loss	-	27,626
Depreciation and amortization	6,803	6,744
Amortization of debt issuance costs	656	598
Provision for losses on accounts receivable	47	277
Loss on sale of equipment	28	9
Deferred income taxes	6,168	1,337
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	7,314	(12,251)
Inventories	(11,027)	4,651
Prepaid and other assets	2,911	(2,087)
Accounts payable and accrued expenses	(5,184)	(12,119)

Net cash provided by operating activities - continuing operations	20,759	6,081

Net cash used in operating activities - discontinued operations	(2,182)	(1,795)

Investing Activities:
Purchases of property, plant and equipment	(7,648)	(5,455)
Proceeds from sale of equipment	30	244
Adjustment to proceeds from sale of business	(732)	-

Net cash used in investing activities - continuing operations	(8,350)	(5,211)

Net cash used in investing activities - discontinued operations	-	(1,327)

Financing Activities:
Borrowings (payments) on credit facility, net	(8,650)	920
Payments on bank line of credit, net	-	(51)
Payments on capital lease obligation	(30)	(37)
Payment of debt issuance costs	(95)	-
Proceeds from exercise of stock options	20	378
Purchase of common stock for treasury	(2,343)	(100)

Net cash provided by (used in) financing activities	(11,098)	1,110

Effect of exchange rate changes on cash and cash equivalents	(47)	96

Decrease in cash and cash equivalents	(918)	(1,046)

Cash and cash equivalents at beginning of period	2,035	8,469

Cash and cash equivalents at end of period	$1,117	$7,423

Cash paid during the period for:
Interest	$10,237	$15,246
Income taxes, net	(2,115)	3,555

Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$1,744	$-

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except per share data)

Note 1:  Basis of Presentation

             The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

             Certain prior–year amounts have been reclassified to conform to the 2001 presentation.

Note 2:  Discontinued Independent Aftermarket Segment

             On August 3, 2000, the Company adopted a plan to discontinue the Independent Aftermarket segments of its business, which contained (i) ATC Distribution Group, Inc. (the “Distribution Group”), a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers, and (ii) the Company’s domestic remanufactured engines business (“Engines”) which remanufactures and distributed domestic and foreign engines primarily through a branch distribution network to independent aftermarket customers.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company had aggregated the Distribution Group and Engines segments.  Because the measurement date for discontinuance of the Independent Aftermarket segments (the “Measurement Date”) occurred prior to issuance of the Company’s June 30, 2000 interim financial statements, the discontinued operations presentation was first shown on those second quarter and year-to-date condensed interim financial statements.  At the Measurement Date, the Company planned to sell the Distribution Group by December 31, 2000 and planned to restructure Engines, return it to profitability and position it for sale by June 30, 2001.

             Sale of the Distribution Group

             On October 27, 2000, the Company consummated the sale of all the outstanding capital stock of the Distribution Group to ATCDG Acquisition Corp., Inc. (“Buyer”), an indirect wholly owned subsidiary of Aceomatic-Recon Holdings Corporation, which is an affiliate of The Riverside Company.  The purchase price for the stock of the Distribution Group was comprised of $60,079 in cash (as calculated on October 27, 2000), Series B preferred stock of Buyer valued by the Company at $1,929 (stated value of $8,650 net of a valuation allowance of $6,721) and an 18% senior subordinated promissory note of Buyer with a principal amount of $10,050 and a discounted value of $8,365.  The cash purchase price was subject to an increase or decrease if it was determined that the Distribution Group’s net working capital as of the closing date was above or below a specified target amount.  On June 29, 2001, Buyer and the Company agreed upon the Distribution Group’s actual net working capital as of the closing date.  As a result, the purchase price for the sale of the Distribution Group was reduced by $3,675.

             Discontinued Operations Subsequently Retained

             The Company’s restructuring of Engines, which (i) eliminated its 21 branch distribution network and replaced it with a business model that sells and distributes remanufactured engines directly to independent aftermarket customers on an overnight delivery basis from four regional distribution centers, (ii) applied lean manufacturing techniques to improve productivity and reduce manufacturing cost and (iii) significantly improved product quality to reduce product warranty cost, was successful in returning this business to profitability.  However, efforts to identify an interested buyer placing sufficient value on this business were unsuccessful.  Consequently, on June 26, 2001, the Company elected to retain Engines.

             As a result of this decision and in accordance with Emerging Issues Task Force (“EITF”) No. 90-16, Accounting for Discontinued Operations Subsequently Retained, the Company has reclassified the results of operations for Engines from discontinued operations to continuing operations for all periods presented.

             At June 30, 2001 and December 31, 2000, the net assets of Engines were as follows:

	June 30, 2001	December 31, 2000

Accounts receivable, net	$3,650	$2,952
Inventories	10,723	11,966
Other current assets	313	355
Property, plant and equipment, net	1,981	2,206
Other long-term assets	261	-
Accounts payable	(2,401)	(52)
Accrued expenses	(4,527)	(7,427)

	$10,000	$10,000

             For the three and six months ended June 30, 2001 and 2000, the operating results of Engines were as follows:

	For the three months ended June 30,		For the six months ended June 30,

	2001	2000	2001	2000

Net sales	$6,375	$7,992	$13,183	$16,195
Cost of sales	4,938	7,550	10,237	14,287
Special charges	-	9,134	-	9,134

Gross profit (loss)	1,437	(8,692)	2,946	(7,226)
Selling, general and administrative expense	792	2,278	1,555	4,670
Amortization of intangible assets	-	115	-	230
Special charges	-	23,450	-	23,450

Income (loss) from operations	645	(34,535)	1,391	(35,576)
Other income (expense), net	8	-	8	5
Interest expense	219	219	438	432
Income tax expense (benefit)	166	(13,276)	368	(13,754)

Income (loss) from continuing operations	$268	$(21,478)	$593	$(22,249)

             As of June 30, 2000, the Company reclassified $32,584 (see Note 10) of expense related to Engines from loss on discontinued operations to special charges, including (i) $3,783 of product warranty costs for units remanufactured and sold prior to 2000, (ii)  $1,175 of restructuring charges and (iii) a loss of $27,626 related to the impairment and write-down of certain assets to their estimated net realizable value which included the following components:

Impairment of cost in excess of net assets acquired	$15,614
Impairment of fixed assets	5,790
Write-down of inventory	5,351
Write-down of un-collectible accounts receivable balances	871

$27,626

             Discontinued Operations

             On the Measurement Date, the Company estimated a pre-tax loss on disposal of the Independent Aftermarket segments of $174,013.  As a result of the Company’s decision to retain Engines, the Company reclassified the Engines operating loss of $32,584 from discontinued operations to continuing operations as of June 30, 2000.   As adjusted for the Engines reclass of $32,584, the estimated pre-tax loss of $141,429 for disposal of discontinued operations included the following: (i) estimated loss on disposal of the Distribution Group business of $138,823, which included a provision for anticipated losses of $10,779 from the Measurement Date until disposal, the write-off of previously allocated goodwill, provisions for the valuation of certain assets, and anticipated costs of disposal including lease terminations, severance, retention and other employee benefits, professional fees and other costs directly associated with the discontinuance; and (ii) estimated provision for loss on disposal of Engines of $2,606.

             On June 30, 2001, based upon (i) the $3,675 net working capital adjustment to the purchase price, (ii) the actual operating results of the Distribution Group between the Measurement Date and disposal and (iii) the current estimate of the remaining obligations and other costs related to the sale of the Distribution Group, the Company increased the estimated pre-tax loss on disposal by $3,010. Additionally, on June 30, 2001, in accordance with EITF No. 90-16, the Company reversed into income $2,113, the remaining estimated accrued loss on disposal of Engines.

             The estimated loss on the sale of the Distribution Group and the actual losses from discontinued operations incurred since the Measurement Date were applied against the accrued loss established effective with the Measurement Date.  The accrual balance as of June 30, 2001 of $5,454, classified as liabilities of discontinued operations, represents the current estimate of the remaining obligations and other costs related to the sale of the Distribution Group.

             The consolidated statements of operations have been reclassified to report the operating results of the Distribution Group business as discontinued operations and accordingly, their results have been excluded from continuing operations for all periods presented.  Net sales from the Distribution Group business were $52,286 and $107,541 for the three and six months ended June 30, 2000, respectively.  Interest expense for the three and six months ended June 30, 2000 was allocated to the discontinued operations based on the anticipated cash proceeds from the sale of the Distribution Group.  These allocations amounted to $1,748 and $3,454 for the three and six months ended June 30, 2000, respectively.

             Details of the loss recorded from discontinued operations, net of the reclassification of the Engines discontinued operations to continuing operations, are as follows:

	For the three months ended June 30,		For the six months ended June 30,

	2001	2000	2001	2000

Loss from operations	$-	$6,479	$-	$9,429
Income tax benefit	-	(1,834)	-	(3,061)

Loss from operations, net of income taxes	-	4,645	-	6,368

Estimated loss from disposal	897	141,429	897	141,429
Reclassification of discontinued operations to continuing operations (1)	434	-	961	-
Income tax benefit	(511)	(46,717)	(713)	(46,717)

Loss from disposal (net), net of income taxes	820	94,712	1,145	94,712

Loss from discontinued operations (net), net of income taxes	$820	$99,357	$1,145	$101,080

(1)	Represents the reclassification of the operating results for Engines from discontinued operations to continuing operations as required per EITF No. 90-16.

Note 3:  Inventories

             Inventories for the continuing operations consist of the following:

	June 30, 2001	December 31, 2000

Raw materials, including core inventories	$52,493	$44,432
Work–in–process	1,426	1,650
Finished goods	12,882	9,397

	$66,801	$55,479

Note 4:  Bank Line of Credit

             On January 17, 2001, the Company entered into a revolving credit agreement with HSBC Bank Plc (“HSBC”), providing £1,000 to finance the working capital requirements of its U.K. subsidiary.  Amounts advanced are secured by substantially all the assets of the U.K. subsidiary.  In addition, HSBC may at any time demand repayment of all sums owing.  Interest is payable monthly at the HSBC prime lending rate plus 1.50%.  At June 30, 2001, there were no amounts outstanding under this line of credit.

Note 5:  Credit Facility

             The Company has a credit facility with J.P. Morgan Chase, as agent (the “Bank”), comprised of a $130,000 term loan (the “Term Loan”) and a $100,000 line of credit (the “Revolver”) (collectively, the “Credit Facility”) to finance the Company's working capital requirements and future acquisitions.  Amounts advanced under the Credit Facility are secured by substantially all the assets of the Company.  The Credit Facility contains several covenants, including ones that require the Company to maintain certain levels of net worth, leverage and cash flow coverage, and others that limit the Company’s ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, issue stock and engage in transactions with affiliates of the Company and its subsidiaries.  Amounts outstanding under the Term Loan are payable in quarterly installments through December 31, 2003.  Amounts advanced under the Revolver become due on December 31, 2003.  The Company may prepay outstanding advances under the Term Loan or the Revolver in whole or in part without incurring any premium or penalty.  At June 30, 2001, $36,750 and $61,300 was outstanding under the Term Loan and Revolver, respectively.

             During 1998, in order to convert $50,000 of its Credit Facility to a fixed rate, the Company entered into a series of interest rate swap agreements scheduled to mature during July 2003.  During 1999, the Company revised the maturity dates on $35,000 of the swap agreements to January 2001 in exchange for proceeds of $636.  The proceeds were recorded as a deferred gain and are being amortized over the original life of the interest rate swap agreements.  The remaining $15,000 swap agreement is a derivative financial instrument and is accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133  Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137 and 138). (See Note 6.)

Note 6:  Derivative Financial Instruments

             On January 1, 2001, the Company adopted SFAS No. 133.  SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive loss, depending on whether a derivative is designated a part of a hedge and, if it is, the type of hedge transaction.  For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items.  Any ineffective portion of a hedge is reported in earnings as it occurs.

             The Company uses interest rate swaps to convert variable rate debt to fixed rate debt to reduce interest rate volatility risk.  In accordance with SFAS No. 133, the Company has designated its swap agreement as a cash flow hedge and recorded the fair value of this hedge agreement as part of other comprehensive loss (see Note 11).   The swap is based on a notional amount of $15,000 at the fixed interest rate of 5.95% during the term of the swap agreement.  At January 1, 2001, the Company’s financial statements were adjusted to record a cumulative effect of adopting this accounting change as an addition to other long-term liabilities of $45, and an increase to other comprehensive loss in the amount of $28 (net of income tax benefit of $17).  For the six months ended June 30, 2001, the effective portion of changes in fair value of this derivative amounted to $343 and is recorded as an addition to other long-term liabilities and an increase to other comprehensive loss in the amount of $211 (net of income tax benefit of $132).  The fair value of this derivative as a liability amounted to $388 at June 30, 2001.

Note 7.  Common Stock

             On January 8, 2001, the Company, together with certain members of management and directors of the Company, certain principals and affiliates of the Aurora Capital Group and certain other shareholders of the Company, commenced a program for the purchase of up to 1,850 shares of the Company’s common stock.  Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases.  The purchase program is being conducted in accordance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  As of June 30, 2001, 1,364 shares of the Company’s common stock have been purchased under the program, of which 439 shares at an average price of $5.33 per share have been purchased by the Company.

Note 8.  Reportable Segments

             The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remaufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to DaimlerChrysler, Ford, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs including Ford’s and General Motor’s European operations and Jaguar.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; (ii) a provider of returned material reclamation and disposition services and core management services primarily to Ford and to a lesser extent, General Motors; and (iii) an automotive electronic components remanufacturing and distribution business, primarily for Delphi and Visteon.  The Company’s Engines business unit, which is not a reportable segment, remanufactures and distributes domestic and foreign engines from four regional distribution centers primarily to independent aftermarket customers.

             The Company evaluates performance based upon income from operations.  The reportable segments’ and the “other” business unit’s accounting policies are the same as those of the Company.

             The reportable segments and the “other” business unit are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels.  The reportable segments and other business unit are as follows:

	Drivetrain Remanufacturing	Logistics	Other	Totals

For the three months ended June 30, 2001:
Revenues from external customers	$62,943	$22,902	$6,375	$92,220
Intersegment revenues	501	-	-	501
Segment profit	10,411	5,101	645	16,157

For the six months ended June 30, 2001:
Revenues from external customers	$130,481	$47,785	$13,183	$191,449
Intersegment revenues	501	-	-	501
Segment profit	19,913	10,815	1,391	32,119

	Drivetrain Remanufacturing	Logistics	Other	Totals

For the three months ended June 30, 2000:
Revenues from external customers	$62,758	$19,908	$7,992	$90,658
Special charges	-	-	32,584	32,584
Segment profit (loss)	12,053	3,268	(34,535)	(19,214)

For the six months ended June 30, 2000:
Revenues from external customers	$129,693	$39,475	$16,195	$185,363
Special charges	-	-	32,584	32,584
Segment profit (loss)	27,086	6,691	(35,576)	(1,799)

Note 9:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2001	2000	2001	2000
Numerator:
Income (loss) from continuing operations	$6,698	$(15,764)	$13,043	$(8,704)

Denominator:
Weighted-average common shares outstanding	20,446	20,623	20,512	20,581
Effect of stock options and warrants	327	-	256	-

Denominator for diluted earnings per common share	20,773	20,623	20,768	20,581

Basic earnings (loss) per common share	$0.33	$(0.76)	$0.64	$(0.42)
Diluted earnings (loss) per common share	0.32	(0.76)	0.63	(0.42)

             Due to the loss reported in 2000, the applicable share calculation above excludes the antidilutive effect of stock options and warrants which would have been 623 and 734 for the three and six months ended June 30, 2000, respectively, had the Company not reported a loss.

Note 10:  Special Charges

             Commencing in 1998, the Company implemented certain initiatives designed to improve operating efficiencies and reduce costs.  In 1998, the Company recorded $6,674 in special charges related to these initiatives, consisting of $2,230 in restructuring costs, $2,044 of other charges and $2,400 in non-income related taxes.  The non-income related tax charge is due to a state’s 1998 interpretation of tax laws.  This interpretation was applied retroactively to prior fiscal years.  Due to a change in distribution operations, the Company’s exposure to the effect of this tax interpretation has been significantly reduced in future tax periods.

             In 1999, the Company recorded $7,310 of special charges primarily related to the initiation of four actions.  First, the Company recorded $2,557 of costs primarily related to its management reorganization consisting of $2,282 of severance costs for 41 people and $275 of other costs.  Second, the Company recorded $3,333 of costs associated with the narrowing of the product offerings of its Engine business, consisting of $2,852 of inventory write-downs (classified as Cost of Sales – Special Charges), $173 of severance costs for 31 people, $119 of exit costs and $189 of costs related to the write-down of certain assets.  Third, the Company recorded $850 of costs to exit a plant within its Drivetrain Remanufacturing segment consisting of $500 of costs related to the write-down of fixed assets and $350 of severance costs for 130 people.  Fourth, the Company recorded $570 of costs related to its Logistics segment consisting of $168 related to the write-down of accounts receivable balances from customers the segment no longer services, $164 of severance costs for nine people, $125 of exit and other costs and $113 of inventory write-downs (classified as Cost of Sales – Special Charges).

             In June 2000, the Company reclassified $32,584 of expense related to the restructuring and then anticipated disposition of its Engines business from loss on discontinued operations to special charges.  These charges included the following: (i) $15,614 for the impairment of goodwill; (ii) $5,790 for the write-down of fixed assets to estimated net realizable value; (iii) $5,351 for the write-down of inventory to estimated net realizable value (classified as Cost of Sales – Special Charges); (iv) $3,783 of product warranty costs for units remanufactured and sold prior to 2000 (classified as Cost of Sales – Special Charges); (v) $871 for the write-down of un-collectible accounts receivable balances; and (vi) $732 of exit costs and $443 of severance costs for 56 people primarily associated with the elimination of its branch distribution network.

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total
Provision 1998	$1,318	$5,356	$-	$6,674
Payments 1998	(478)	(2,077)	-	(2,555)

Reserve at December 31, 1998	840	3,279	-	4,119
Provision 1999	2,969	519	3,822	7,310
Payments 1999	(1,422)	(1,256)	-	(2,678)
Asset write-offs 1999	-	-	(842)	(842)

Reserve at December 31, 1999	2,387	2,542	2,980	7,909
Provision 2000	443	4,515	27,626	32,584
Payments 2000	(2,132)	(1,950)	-	(4,082)
Asset write-offs 2000	-	-	(22,423)	(22,423)
Asset Valuation Adjustment 2000	-	-	(2,962)	(2,962)
Reclassification 2000	-	(44)	44	-

Reserve at December 31, 2000	698	5,063	5,265	11,026
Payments 2001	(488)	(877)	-	(1,365)
Asset write-offs 2001	-	-	(2,489)	(2,489)
Asset Valuation Adjustment 2001	-	-	1,764	1,764

Reserve at June 30, 2001	$210	$4,186	$4,540	$8,936

Note 11:  Comprehensive Income (Loss)

             The following table sets forth the computation of comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2001	2000	2001	2000
Net income (loss)	$5,878	$(115,121)	$11,898	$(109,784)
Other comprehensive loss:
Interest rate swap agreements, net of related taxes:
Transition adjustment as of January 1, 2001	-	-	(28)	-
Current period decline in fair value	(7)	-	(211)	-
Translation adjustment, net of related taxes	(8)	(375)	(339)	(424)

Total comprehensive income (loss)	$5,863	$(115,496)	$11,320	$(110,208)

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

             In connection with the acquisition of certain subsidiaries, the Company conducted certain investigations of these companies' facilities and their compliance with applicable environmental laws. The investigations, which included "Phase I" assessments by independent consultants of all manufacturing and certain distribution facilities, found that certain facilities have had or may have had releases of hazardous materials that may require remediation and also may be subject to potential liabilities for contamination from off–site disposal of substances or wastes. These assessments also found that certain reporting and other regulatory requirements, including certain waste management procedures, were not or may not have been satisfied. Although there can be no assurance, the Company believes that, based in part on the investigations conducted, in part on certain remediation completed prior to the acquisitions, and in part on the indemnification provisions of the agreements entered into in connection with the Company's acquisitions, the Company will not incur any material liabilities relating to these matters.

             In connection with the sale of the Distribution Group (the “DG Sale”) on October 27, 2000 (see Note 2), the Company agreed to certain matters with Buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of Buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California mentioned below and the former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap, (iii) liabilities of the Distribution Group existing at the time of the DG Sale but not disclosed to Buyer, subject to the $750 deductible and $12,000 cap, (iv) any tax liability of the Distribution Group relating to periods prior to the DG Sale and (v) certain health claims that may be asserted by employees of the Distribution Group relating to the air quality at one of its facilities prior to the DG Sale.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases were guaranteed by the Company.  These guarantees remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  Buyer has agreed to indemnify the Company for any liability that the Company may incur pursuant to the guarantees.  After the DG Sale, Buyer was merged into the Distribution Group.

             The company from which the Distribution Group acquired a portion of its assets (the "Prior RPM Company") has been identified by the United States Environmental Protection Agency (the "EPA") as one of many potentially responsible parties for environmental liabilities associated with a "Superfund" site located in the area of the Distribution Group's former manufacturing facilities and current distribution facility in Azusa, California. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA" or "Superfund") provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from potentially responsible parties ("PRPs"). PRPs are broadly defined under CERCLA and generally include present owners and operators of a site and certain past owners and operators. As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard. The EPA has preliminarily estimated that it will cost approximately $47,000 to construct and approximately $4,000 per year for an indefinite period to operate an interim remedial groundwater pumping and treatment system for the part of the Superfund site within which the Distribution Group's former manufacturing facilities and current distribution facility, as well as those of many other potentially responsible parties, are located. The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with the Superfund site are likely to be assessed. The Distribution Group has significantly reduced its presence at the site and has moved all manufacturing operations off–site. Since July 1995, the Distribution Group's only real property interest in this site has been the lease of a 6,000 square foot storage and distribution facility. The acquisition agreement with the Prior RPM Company and the leases pursuant to which the Distribution Group leased the Asuza facility after the Distribution Group acquired the assets of the Prior RPM Company (the "RPM Acquisition") expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the RPM Acquisition, although the Company could become responsible for these liabilities under various legal theories. The Company is indemnified against any such liabilities by the Prior RPM Company and its shareholders. There can be no assurance, however, that the Company would be able to make any recovery under any indemnification provisions. Since the RPM Acquisition, the Company has been engaged in negotiations with the EPA to settle any liability that it may have for this site. Although there can be no assurance, the Company believes that it will not incur any material liability as a result of these environmental conditions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement Notice

             Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements.  In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements.

             Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  Actual results may differ materially from those projected or implied in the forward–looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible core and component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1. “Business—Certain Factors Affecting the Company” contained in the Company’s Annual Report on Form 10–K for the year ended December 31, 2000.  Please also refer to the Company’s other filings with the Securities and Exchange Commission.

Results of Operations for the Three Month Period Ended June 30, 2001 Compared to the Three Month Period Ended June 30, 2000.

             Due to the Company’s decision to retain its Engines business in June 2001, the consolidated statements of operations have been reclassified to report the operating results of the Engines business from discontinued operations to continuing operations for all periods presented.

             The operating results of the Company’s Distribution Group business, which was sold in October 2000, are reflected in the accompanying financial statements and management’s discussion and analysis as discontinued operations.

             Income (loss) from continuing operations increased $22.5 million, to $6.7 million for the three months ended June 30, 2001 from a loss of $15.8 million for the three months ended June 30, 2000.  Excluding special charges of $20.1 million (net of tax) related to the Engines business recorded during the three months ended June 30, 2000, income from continuing operations increased $2.4 million, or 55.8%, from $4.3 million for the three months ended June 30, 2000.  This increase in profitability was due primarily to substantial cost reductions in the Engines business, combined with growth in the Logistics segment.  Income (loss) from continuing operations per diluted share was $0.32 for the three months ended June 30, 2001 as compared to a loss of $0.76 per share for the three months ended June 30, 2000.  Excluding the special charges, income from continuing operations per diluted share was $0.21 for the three months ended June 30, 2000.

Net Sales

             Net sales increased $1.5 million, or 1.7%, to $92.2 million for the three months ended June 30, 2001 from $90.7 million for the three months ended June 30, 2000.  This increase was driven primarily by growth in the Logistics segment, largely attributable to an increase in sales for value-added warehouse and distribution services driven by the growth in the market for cellular phones and services and coupled with the benefit of the two new programs the Company was awarded by AT&T Wireless Services in early 2000 covering the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials which began generating revenue for the Company in the second half of 2000, partially offset by a decline in revenue in the Engines business resulting from a change in the distribution channel for this business.  See “Drivetrain Remanufacturing Segment,” “Logistics Segment” and “Other” for discussions of net sales.

             Sales to DaimlerChrysler accounted for 28.2% and 29.9%, Ford accounted for 31.4% and 29.8% and AT&T Wireless Services accounted for 16.7% and 11.7% of the Company’s revenues for the three months ended June 30, 2001 and 2000, respectively.

Gross Profit

             Gross profit increased $11.5 million, or 58.1%, to $31.3 million for the three months ended June 30, 2001 from $19.8 million for the three months ended June 30, 2000.  Excluding special charges of $9.1 million related to the Engines business recorded during the three months ended June 30, 2000, gross profit increased $2.4 million, or 8.3%, during 2001 as compared to 2000.  As a percentage of net sales, gross profit before special charges increased by 200 basis points, to 33.9% for the three months ended June 30, 2001 from 31.9% for the three months ended June 30, 2000.  This increase was primarily the result of cost reductions and other productivity improvements in the Logistics segment and Engines business.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses (“SG&A”) decreased $0.4 million, or 2.8%, to $13.8 million for the three months ended June 30, 2001 from $14.2 million for the three months ended June 30, 2000, which was primarily attributable to cost reductions implemented in the Engines business, partially offset by an increase in spending in support of (i) the key growth initiatives in the Logistics segment and (ii) company-wide lean and continuous improvement and customer delight initiatives.  As a percentage of net sales, SG&A expenses decreased to 15.0% from 15.7% between the two periods.

Amortization of Intangible Assets

             Amortization of intangible assets decreased $0.1 million, or 7.1%, to $1.3 million for the three months ended June 30, 2001 from $1.4 million for the three months ended June 30, 2000, which was primarily attributable to the write-off of goodwill related to the Engines business on June 30, 2000.

Special Charges

             During the three months ended June 30, 2000, the Company recorded $32.6 million of special charges ($20.1 million net of tax) related to the reorganization of its Engines business.  These charges included the following: (i) $15.6 million for the impairment of goodwill; (ii)  $5.8 million for the write-down of fixed assets to estimated net realizable value; (iii)  $5.4 million for the write-down of inventory to estimated net realizable value (classified as Cost of Sales – Special Charges); (iv) $3.8 million for product warranty costs of units remanufactured and sold prior to 2000 (classified as Cost of Sales – Special Charges); (v) $0.9 million for the write-down of un-collectible accounts receivable balances; and (vi)  $0.7 million of exit costs and $0.4 million of severance costs for 56 people primarily associated with the shutdown of its branch distribution network.

             The Company, as an on-going part of its planning process, continues to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems. Implementation of any of these could require the Company to incur special charges, which would be offset over time by the projected cost savings.  During the second half of 2001, the Company expects to report special charges of approximately $3.0 million (net of income taxes) related to certain initiatives designed to improve operating efficiencies and reduce costs.

Income (loss) from Operations

             Income (loss) from operations increased $35.4 million, to $16.2 million for the three months ended June 30, 2001 from a loss of $19.2 million for the three months ended June 30, 2000.  Excluding special charges of $32.6 million related to the Engines business recorded in 2000, income from operations increased $2.8 million, or 20.9%, from $13.4 million for the three months ended June 30, 2000.  As a percentage of net sales, income from operations before special charges increased to 17.5% from 14.7%, between the two periods.

Interest Income

             During the three months ended June 30, 2001, $0.4 million of interest income was recorded on the 18% senior subordinated promissory note received by the Company as partial consideration from the sale of the Distribution Group.

Interest Expense

             Interest expense decreased $0.6 million, or 9.5%, to $5.7 million for the three months ended June 30, 2001 from $6.3 million for the three months ended June 30, 2000.  This decrease was the result of a general decline in interest rates combined with a reduction in debt outstanding. Interest expense for the three months ended June 30, 2000 of $1.7 million was allocated to the discontinued operations based on the anticipated consideration to be received from the sale of the Distribution Group.

Discontinued Operations

             On August 3, 2000, the Company adopted a plan to discontinue the Independent Aftermarket segments (consisting of the Distribution Group and the Engines business). The Company planned to sell the Distribution Group by December 31, 2000 and the Engines business by June 30, 2001.  Management believed that the exit from this segment, which provided the opportunity to reduce debt and generated a significant tax shelter, offered a strategic opportunity to focus resources on the businesses of the Company that were profitable and had greater growth potential.  As a result of the decision to exit the Independent Aftermarket, the Company recorded a charge for the loss on disposal of discontinued operations.

             On October 27, 2000, the Company completed the sale of the Distribution Group to Buyer (an affiliate of The Riverside Company). The Company’s plan with respect to the Engines business was to restructure and return it to profitability prior to finding a buyer.  The Company’s restructuring of Engines, which (i) eliminated its 21 branch distribution network and replaced it with a business model that sells and distributes remanufactured engines directly to independent aftermarket customers on an overnight delivery basis from four regional distribution centers, (ii) applied lean manufacturing techniques to improve productivity and reduce manufacturing cost and (iii) significantly improved product quality to reduce product warranty cost, was successful in returning this business to profitability.  However, efforts to identify an interested buyer placing sufficient value on this business were unsuccessful.  Consequently, on June 26, 2001, the Company elected to retain Engines.  As a result of this decision and in accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of the Engines business have been reclassified from discontinued operations to continuing operations for all periods presented.

             During the three months ended June 30, 2001, the Company recorded a charge of $0.8 million related to discontinued operations, net of income tax benefits of $0.5 million.  This charge included the following on a pre-tax basis: (i) $3.0 million in expense for the increase to the estimated loss on the sale of the Distribution Group; (ii) $2.1 million in income for the reversal of the estimated accrued loss on disposal of Engines; and (iii) $0.4 in expense for the reclassification of the operating results of Engines from discontinued operations to continuing operations, as required per EITF No. 90-16.

             During the three months ended June 30, 2000, the Company recorded a charge of $94.7 million for the loss on disposal of discontinued operations ($93.0 million for the Distribution Group and $1.7 million for Engines), net of income tax benefits of $46.7 million.  The charge of $94.7 million included the write-off of goodwill, valuation allowances for certain assets, provisions for anticipated operating losses until disposal, and anticipated costs of disposal, including lease terminations, severance, retention and other employee benefits and professional fees.  Additionally, the loss from discontinued operations included a loss of $4.6 million, net of income tax benefits of $1.8 million, from the operations of the Distribution Group during the three months ended June 30, 2000.

Reportable Segments

             Drivetrain Remanufacturing Segment

             The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the three months ended June 30,
	2001		2000
Net sales	$62.9	100.0%	$62.8	100.0%

Segment profit	$10.4	16.5%	$12.0	19.1%

             Net Sales. Net sales increased $0.1 million, to $62.9 million for the three months ended June 30, 2001 from $62.8 million for the three months ended June 30, 2000.  The increase was primarily due to an increase in sales of remanufactured transmissions to Ford, partially offset by (i) a decrease in sales of remanufactured transmissions to DaimlerChrysler due to (x) price concessions provided to DaimlerChrysler as a result of their request for supplier participation in DaimlerChrysler’s cost reduction initiatives and (y) reduced volume resulting from DaimlerChrysler’s inventory reduction initiatives, which reduced their targeted inventories by nearly 50% (from about 13 to 7 weeks), and (ii) a decrease in sales of remanufactured transmissions to General Motors as a result of their inventory reduction initiatives, which further reduced GM’s targeted inventories from about 45 days to 30 days.

             Sales to DaimlerChrysler accounted for 40.5% and 42.3% of segment revenues for the three months ended June 30, 2001 and 2000, respectively.  Sales to Ford accounted for 43.1% and 39.5% of segment revenues for the three months ended June 30, 2001 and 2000, respectively.

             Segment Profit. Segment profit decreased $1.6 million, or 13.3%, to $10.4 million (16.5% of segment net sales) for the three months ended June 30, 2001 from $12.0 million (19.1% of segment net sales) for the three months ended June 30, 2000. The decrease was primarily the result of the changes in sales volume, price and mix of remanufactured transmissions as referenced above, combined with production inefficiencies resulting from the impact of DaimlerChrysler’s and General Motors’ inventory reduction initiatives.

             Logistics Segment

             The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the three months ended June 30,
	2001		2000
Net sales	$22.9	100.0%	$19.9	100.0%

Segment profit	$5.1	22.3%	$3.3	16.6%

             Net Sales.  Net sales increased $3.0 million, or 15.1%, to $22.9 million for the three months ended June 30, 2001 from $19.9 million for the three months ended June 30, 2000.  This increase was primarily attributable to an increase in sales for value-added warehouse and distribution services, driven by the growth in the market for cellular phones and services coupled with the benefit of the two new programs the Company was awarded in early 2000 by AT&T Wireless Services covering the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials which began generating revenue in the second half of 2000, partially offset by a decrease in sales of remanufactured radios and electronic control modules.  Sales to AT&T Wireless Services accounted for 67.3% and 53.5% of segment revenues for the three months ended June 30, 2001 and 2000, respectively.

             Segment Profit.  Segment profit increased $1.8 million, or 54.5%, to $5.1 million (22.3% of segment net sales) for the three months ended June 30, 2001 from $3.3 million (16.6% of segment net sales) for the three months ended June 30, 2000.  The increase was primarily the result of the increased sales volume and mix as referenced above combined with cost reductions and other productivity improvements resulting from the increased use of automation and the implementation of lean manufacturing concepts, partially offset by an increase in spending in support of the Company’s key growth initiatives in this segment.

             Other

             The following table presents net sales, special charges and segment profit (loss) for the Engines business expressed in millions of dollars and as a percentage of net sales:

	For the three months ended June 30,
	2001		2000
Net sales	$6.4	100.0%	$8.0	100.0%

Special charges	$-	-%	$32.6	407.5%

Segment profit (loss)	$0.6	9.4%	$(34.5)	(431.3)%

             Net Sales.  Net sales decreased $1.6 million, or 20.0%, to $6.4 million for the three months ended June 30, 2001 from $8.0 million for the three months ended June 30, 2000.  This decrease was attributable to a decline in sales of remanufactured engines, primarily resulting from a change in the Company’s distribution method from a branch network to regional distribution centers.

             Segment Profit (Loss).  Segment profit (loss) increased $2.5 million, to $0.6 million for the three months ended June 30, 2001 from a loss of $1.9 million before special charges for the three months ended June 30, 2000.  This increase was primarily the result of cost reduction initiatives implemented in the Engines business in the later part of 2000 and the first half of 2001 including the application of lean manufacturing techniques to improve productivity and reduce manufacturing cost, a change in the distribution method from a branch network to regional distribution centers and a reduction of product warranty expense.

Results of Operations for the Six Month Period Ended June 30, 2001 Compared to the Six Month Period Ended June 30, 2000.

             Income (loss) from continuing operations increased $21.7 million, to $13.0 million for the six months ended June 30, 2001 from a loss of $8.7 million for the six months ended June 30, 2000.  Excluding special charges of $20.1 million (net of tax) related to the Engines business recorded during the six months ended June 30, 2000, income from continuing operations increased $1.6 million, or 14.0%, from $11.4 million for the six months ended June 30, 2000.  This increase was primarily attributable to an increase in profitability due to substantial growth in the Logistics segment combined with increased profitability in the Engines business, partially offset by decreased profitability within the Drivetrain Remanufacturing segment.  Income (loss) from continuing operations per diluted share was $0.63 for the six months ended June 30, 2001 as compared to a loss of $0.42 per share for the six months ended June 30, 2000.  Excluding the special charges, income from continuing operations per diluted share was $0.54 for the six months ended June 30, 2000.

Net Sales

             Net sales increased $6.0 million, or 3.2%, to $191.4 million for the six months ended June 30, 2001 from $185.4 million for the six months ended June 30, 2000.  This increase was driven primarily by growth in the Logistics segment, largely attributable to an increase in sales for value added warehouse and distribution services driven by the growth in the market for cellular phones and services and coupled with the benefit of the two new programs the Company was awarded by AT&T Wireless Services in early 2000 covering the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials which began generating revenue for the Company in the second half of 2000, partially offset by a decline in revenue in the Engines business resulting from a change in the distribution channel for this business.

             Sales to DaimlerChrysler accounted for 26.9% and 31.9%, Ford accounted for 32.0% and 28.0% and AT&T Wireless Services accounted for 16.3% and 11.0% of the Company’s revenues for the six months ended June 30, 2001 and 2000, respectively.

Gross Profit

             Gross profit increased $11.1 million, or 21.1%, to $63.7 million for the six months ended June 30, 2001 from $52.6 million for the six months ended June 30, 2000.  Excluding special charges of $9.1 million related to the Engines business recorded during the six months ended June 30, 2000, gross profit increased $2.0 million, or 3.2%.  This increase was primarily the result of increased sales and improved productivity within the Logistics segment and cost reductions in the Engines business, partially offset by a decline in gross profit in the Drivetrain Remanufacturing segment resulting from (i) price concessions provided to DaimlerChrysler as a result of their request for supplier participation in their cost reduction initiatives, (ii) the sales mix of remanufactured transmissions and (iii) production inefficiencies resulting from the impact of DaimlerChrysler’s and GM’s inventory reduction initiatives.   As a percentage of net sales, gross profit before special charges remained constant at 33.3% for the six months ended June 30, 2001 and 2000.

Selling, General and Administrative Expenses

             SG&A increased $0.8 million, or 2.8%, to $29.1 million for the six months ended June 30, 2001 from $28.3 million for the six months ended June 30, 2000.  The increase was primarily the result of (i) an increase in spending in support of growth initiatives in the Logistics segment and to a lesser extent on the Company’s Lean and Continuous Improvement and Customer Delight initiatives and (ii) the recording of $0.9 million of severance primarily associated with the de-layering of certain management functions, partially offset by a decrease in cost in the Engines business resulting from the elimination of its branch distribution network.  As a percentage of net sales, SG&A expenses remained constant at 15.2% for the two periods.

Amortization of Intangible Assets

             Amortization of intangible assets decreased $0.2 million, or 7.4%, to $2.5 million for the six months ended June 30, 2001 from $2.7 million for the six months ended June 30, 2000, primarily attributable to the write off of goodwill related to the Engines business on June 30, 2000.

Special Charges

             During the six months ended June 30, 2000, the Company recorded $32.6 million of special charges ($20.1 million net of tax) related to the reorganization of its Engines business.  These charges included the following: (i) $15.6 million for the impairment of goodwill; (ii)  $5.8 million for the write-down of fixed assets to estimated net realizable value; (iii)  $5.4 million for the write-down of inventory to estimated net realizable value (classified as Cost of Sales – Special Charges); (iv) $3.8 million for product warranty costs of units remanufactured and sold prior to 2000 (classified as Cost of Sales–Special Charges); (v) $0.9 million for the write-down of un-collectible accounts receivable balances; and (vi) $0.7 million of exit costs and $0.4 million of severance costs for 56 people primarily associated with the shutdown of its branch distribution network.

             The Company, as an on-going part of its planning process, continues to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems. Implementation of any of these could require the Company to incur special charges, which would be offset over time by the projected cost savings.  During the second half of 2001, the Company expects to report special charges of approximately $3.0 million (net of income taxes) related to certain initiatives designed to improve operating efficiencies and reduce costs.

Income (loss) from Operations

             Income (loss) from operations increased $33.9 million, to $32.1 million for the six months ended June 30, 2001 from a loss of $1.8 million for the six months ended June 30, 2000.  Excluding special charges of $32.6 million related to the Engines business recorded in 2000, income from operations increased $1.3 million, or 4.2%, from $30.8 million for the six months ended June 30, 2000.  As a percentage of net sales, income from operations before special charges increased to 16.8% from 16.6%, between the two periods.

Interest Income

             During the six months ended June 30, 2001, $0.7 million of interest income was recorded on the 18% senior subordinated promissory note received by the Company as partial consideration from the sale of the Distribution Group.

Interest Expense

             Interest expense decreased $0.6 million, or 4.9%, to $11.7 million for the six months ended June 30, 2001 from $12.3 million for the six months ended June 30, 2000.   This decrease was the result of a general decline in interest rates combined with a reduction in debt outstanding.  Interest expense for the six months ended June 30, 2000 of $3.5 million was allocated to the discontinued operations based on the anticipated consideration to be received from the sale of the Distribution Group.

Discontinued Operations

             On August 3, 2000, the Company adopted a plan to discontinue the Independent Aftermarket segments (consisting of the Distribution Group and the Engines business). The Company planned to sell the Distribution Group by December 31, 2000 and the Engines business by June 30, 2001.  Management believed that the exit from this segment, which provided the opportunity to reduce debt and generated a significant tax shelter, offered a strategic opportunity to focus resources on the businesses of the Company that were profitable and had greater growth potential.  As a result of the decision to exit the Independent Aftermarket, the Company recorded a charge for the loss on disposal of discontinued operations.

             On October 27, 2000, the Company completed the sale of the Distribution Group to Buyer (an affiliate of The Riverside Company). The Company’s plan with respect to the Engines business was to restructure and return it to profitability prior to finding a buyer.  The Company’s restructuring of Engines, which (i) eliminated its 21 branch distribution network and replaced it with a business model that sells and distributes remanufactured engines directly to independent aftermarket customers on an overnight delivery basis from four regional distribution centers, (ii) applied lean manufacturing techniques to improve productivity and reduce manufacturing cost and (iii) significantly improved product quality to reduce product warranty cost, was successful in returning this business to profitability.  However, efforts to identify an interested buyer placing sufficient value on this business were unsuccessful.  Consequently, on June 26, 2001, the Company elected to retain Engines.  As a result of this decision and in accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of the remanufactured engines business have been reclassified from discontinued operations to continuing operations for all periods presented.

             During the six months ended June 30, 2001, the Company recorded a charge of $1.1 million related to discontinued operations, net of tax benefits of $0.7 million.  This charge included the following on a pre-tax basis: (i) $3.0 million in expense for the increase to the estimated loss on the sale of the Distribution Group; (ii) $2.1 million in income for the reversal of the estimated accrued loss on disposal of Engines; and (iii) $0.9 in expense for the reclassification of the operating results of Engines from discontinued operations to continuing operations, as required per EITF No. 90-16.

             During the six months ended June 30, 2000, the Company recorded a charge of $94.7 million for the loss on disposal of discontinued operations ($93.0 million for the Distribution Group and $1.7 million for Engines), net of income tax benefits of $46.7 million.  The charge of $94.7 million included the write-off of goodwill, valuation allowances for certain assets, provisions for anticipated operating losses until disposal, and anticipated costs of disposal, including lease terminations, severance, retention and other employee benefits and professional fees.  Additionally, the loss from discontinued operations included a loss of $6.4 million, net of income tax benefits of $3.1 million, from the operations of the Distribution Group during the six months ended June 30, 2000.

Reportable Segments

             Drivetrain Remanufacturing Segment

             The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the six months ended June 30,
	2001		2000
Net sales	$130.5	100.0%	$129.7	100.0%

Segment profit	$19.9	15.2%	$27.1	20.9%

             Net Sales. Net sales increased $0.8 million, or 0.6%, to $130.5 million for the six months ended June 30, 2001 from $129.7 million for the six months ended June 30, 2000.  The increase was primarily due to an increase in sales of remanufactured transmissions to Ford and growth in the Company’s engine remanufacturing program with Jaguar, partially offset by (i) a decrease in sales of remanufactured transmissions to DaimlerChrysler due to (x) price concessions provided to DaimlerChrysler as a result of their request for supplier participation in DaimlerChrysler’s cost reduction initiatives and (y) reduced volume resulting from DaimlerChrysler’s inventory reduction initiatives, which reduce their targeted inventories by nearly 50% (from about 13 to 7 weeks), and (ii) a decrease in sales of remanufactured transmissions to General Motors as a result of their inventory reduction initiatives, which further reduced GM’s targeted inventories from about 45 days to 30 days.

             Sales to DaimlerChrysler accounted for 38.8% and 44.7% of segment revenues for the six months ended June 30, 2001 and 2000, respectively.  Sales to Ford accounted for 44.2% and 36.7% of segment revenues for the six months ended June 30, 2001 and 2000, respectively.

             Segment Profit.  Segment profit decreased $7.2 million, or 26.6%, to $19.9 million (15.2% of segment net sales) for the six months ended June 30, 2001 from $27.1 million (20.9% of segment net sales) for the six months ended June 30, 2000.  The decrease was primarily the result of the changes in sales volume, price and mix of remanufactured transmissions as referenced above, combined with (i) production inefficiencies resulting from the impact of DaimlerChrysler’s and GM’s inventory reduction initiatives, (ii) $0.8 million of severance primarily associated with the de-layering of certain management functions and (iii) project costs, related to the re-engineering of our least efficient, highest cost remanufacturing facility, that are expected to drive productivity improvements in the second half of the year.  Additionally, during the six months ended June 30, 2000, the Company benefited from favorable adjustments of approximately $1.2 million primarily related to the resolution of discrepancies on certain component inventories, the retroactive impact of pricing revisions and an inventory adjustment.

             Logistics Segment

             The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the six months ended June 30,
	2001		2000
Net sales	$47.8	100.0%	$39.5	100.0%

Segment profit	$10.8	22.6%	$6.7	17.0%

             Net Sales.  Net sales increased $8.3 million, or 21.0%, to $47.8 million for the six months ended June 30, 2001 from $39.5 million for the six months ended June 30, 2000.  This increase was primarily attributable to an increase in sales for value-added warehouse and distribution services, driven by the growth in the market for cellular phones and services coupled with the benefit of the two new programs the Company was awarded in early 2000 by AT&T Wireless Services covering the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials which began generating revenue in the second half of 2000, partially offset by a decrease in sales of remanufactured radios and electronic control modules.  Sales to AT&T Wireless Services accounted for 65.4% and 51.7% of segment revenues for the six months ended June 30, 2001 and 2000, respectively.

             Segment Profit.  Segment profit increased $4.1 million, or 61.2%, to $10.8 million (22.6% of segment net sales) for the six months ended June 30, 2001 from $6.7 million (17.0% of segment net sales) for the six months ended June 30, 2000.  The increase was primarily the result of the increased sales volume and mix as referenced above combined with cost reductions and other productivity improvements resulting from the increased use of automation and the implementation of lean manufacturing concepts, partially offset by an increase in spending in support of the Company’s key growth initiatives in the segment.

             Other

             The following table presents net sales, special charges and segment profit (loss) for the Engines business expressed in millions of dollars and as a percentage of net sales:

	For the six months ended June 30,
	2001		2000
Net sales	$13.2	100.0%	$16.2	100.0%

Special charges	$-	-%	$32.6	201.2%

Segment profit (loss)	$1.4	10.6%	$(35.6)	(219.8)%

             Net Sales.  Net sales decreased $3.0 million, or 18.5%, to $13.2 million for the six months ended June 30, 2001 from $16.2 million for the six months ended June 30, 2000.  This decrease was attributable to a decline in sales of remanufactured engines, primarily resulting from a change in the Company’s distribution method from a branch network to regional distribution centers.

             Segment Profit (Loss).  Segment profit (loss) increased $4.4 million, to a profit of $1.4 million for the six months ended June 30, 2001 from a loss before special charges of $3.0 million for the six months ended June 30, 2000.  This increase was primarily the result of cost reduction initiatives implemented in the Engines business in the later part of 2000 and the first half of 2001 including the application of lean manufacturing techniques to improve productivity and reduce manufacturing cost, a change in the distribution method from a branch network to regional distribution centers and a reduction of product warranty expense.

Liquidity and Capital Resources

             The Company had total cash and cash equivalents on hand of $1.1 million at June 30, 2001.  Net cash provided by operating activities from continuing operations was $20.8 million for the six-month period then ended.  Net cash used in investing activities from continuing operations of $8.4 million included $7.6 million of equipment purchases and facility improvements and $0.7 million in partial payment of the $3.7 million net working capital adjustment to the purchase price of the Distribution Group.  Net cash used in financing activities of $11.1 million included net repayments of borrowings of $8.7 million made on the Credit Facility and $2.3 million of common stock purchased for treasury.

             During the first six months of 2001, the Company invested a total of $9.4 million (including $1.7 million under capital leases) of its 2001 capital expenditure budget of $15.0 million. These capital expenditures were primarily for remanufacturing equipment to support cost reduction initiatives and capacity expansion as well as to support growth initiatives in the Logistics and Drivetrain Remanufacturing segments.

             Amounts outstanding under the Credit Facility bear interest at either the “Alternate Base Rate” or the “Eurodollar Rate” (as defined in the Credit Facility) plus an applicable margin.  As of June 30, 2001, the Alternate Base Rate margin was 1.00% and the Eurodollar margin was 2.00%.

             During the six months ended June 30, 2001, the Company entered into a revolving credit agreement with HSBC Bank Plc (“HSBC”), providing £1.0 million to finance the working capital requirements of its U.K. subsidiary.  Amounts advanced are secured by substantially all assets of the U.K. subsidiary.  In addition, HSBC may at any time demand repayment of all sums owing.  Interest is payable monthly at the HSBC prime lending rate plus 1.50%.

             As of June 30, 2001, the Company’s borrowing capacity under the Credit Facility and the European line of credit was $34.4 million and £1.0 million, respectively, and the Company had cash and cash equivalents on hand of $1.1 million at June 30, 2001.  Additionally, as a result of the sale of the Distribution Group, as of December 31, 2000 the Company had approximately $109 million in Federal and State net operating loss carryforwards available as an offset to future taxable income.

             During the six months ended June 30, 2001, the Company entered into an agreement with DaimlerChrysler to procure and manage an all-time buy of the inventory to support the service requirements of a transmission family to be discontinued after the current model year.  As a result, the Company expects to make an investment in inventory of approximately $20.0 million.  As of June 30, 2001, $15.2 million and $11.6 million are reflected in inventory and accounts payable, respectively, related to this agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

             The Company does not hold or issue derivative financial instruments for trading purposes.  The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them is material to the Company.  The Company uses interest rate swaps to convert variable rate debt to fixed rate debt to reduce volatility risk.  For additional discussion regarding the Company’s use of such instruments, see Item 1.  “Notes to Consolidated Financial Statements—Note 5 and Note 6.”

Interest Rate Exposure

             Based on the Company’s overall interest rate exposure during the six months ended June 30, 2001, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company’s consolidated financial position, results of operation or cash flows.  A 10% change in the rate of interest would not have a material effect on the Company’s financial position, results of operation or cash flows.

Foreign Exchange Exposure

             The Company has one foreign operation that exposes it to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have a material effect on the Company’s financial position, results of operation or cash flows.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

             Items 1-3 are not applicable.

             Item 4.  - Submission of Matters to a Vote of Security Holders

The 2001 annual meeting of stockholders of the Company was held on May 9, 2001 for the purpose of electing nine directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified.

The following directors were elected by the following vote:
	Votes
	For	Against
Robert Anderson	19,209,245	62,361
Richard R. Crowell	19,209,245	62,361
Michael T. DuBose	19,210,245	61,361
Dale F. Frey	19,209,445	62,161
Mark C. Hardy	19,214,245	57,361
Dr. Michael J. Hartnett	19,216,045	55,561
Gerald L. Parsky	19,211,045	60,561
Richard K. Roeder	19,215,045	56,561
J. Richard Stonesifer	19,209,445	62,161

             Items 5 and 6 are not applicable.

AFTERMARKET TECHNOLOGY CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date:	August 2, 2001	/s/ Barry C. Kohn

Barry C. Kohn, Chief Financial Officer

•            Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the Company.