Form 10-Q
period 2001-09-30
AFTERMARKET TECHNOLOGY CORP
filed 2001-10-30
CIK 933405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X) No (  )

As of October 26, 2001, there were 20,524,800 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

1-877-874-2583

AFTERMARKET TECHNOLOGY CORP.

 CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2001	2000
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$405	$2,035
Accounts receivable, net	71,627	61,576
Inventories	69,028	55,479
Prepaid and other assets	3,667	5,331
Refundable income taxes	-	2,730
Deferred income taxes	31,461	31,904
Total current assets	176,188	159,055

Property, plant and equipment, net	51,744	46,276
Debt issuance costs, net	3,285	4,175
Cost in excess of net assets acquired, net	171,067	174,833
Deferred income taxes	3,660	12,852
Other assets	10,569	10,308
Total assets	$416,513	$407,499

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$43,778	$54,215
Accrued expenses	35,976	34,011
Income taxes payable	786	-
Credit facility	14,700	14,700
Capital lease obligation	1,112	-
Amounts due to sellers of acquired companies	2,747	2,672
Liabilities of discontinued operations	2,056	8,125
Total current liabilities	101,155	113,723

12% Series B and D Senior Subordinated Notes	110,897	111,033
Amount drawn on credit facility, less current portion	96,575	92,000
Amounts due to sellers of acquired companies, less current portion	6,819	6,931
Deferred compensation, less current portion	3,300	3,125
Capital lease obligation, less current portion	825	175
Other long-term liabilities	868	273

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000; issued - 21,132,800 and 20,923,510 (including shares held in treasury)	211	209
Additional paid-in capital	137,086	136,882
Accumulated deficit	(35,912)	(54,400)
Accumulated other comprehensive loss	(974)	(458)
Common stock held in treasury, at cost (611,337 and 172,000 shares)	(4,337)	(1,994)
Total stockholders' equity	96,074	80,239

Total liabilities and stockholders' equity	$416,513	$407,499

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Net sales	$100,420	$88,639	$291,869	$274,002
Cost of sales	64,549	58,830	192,278	182,415
Special charges	162	-	162	9,134
Gross profit	35,709	29,809	99,429	82,453

Selling, general and administrative expense	15,921	13,393	44,149	41,643
Amortization of intangible assets	1,256	1,256	3,767	3,999
Special charges	2,664	-	3,526	23,450

Income from operations	15,868	15,160	47,987	13,361

Interest income	392	-	1,117	-
Other income (expense), net	8	(39)	33	(20)
Interest expense	5,550	6,119	17,213	18,424

Income (loss) from continuing operations, before income taxes	10,718	9,002	31,924	(5,083)

Income tax expense (benefit)	4,128	3,443	12,291	(1,938)

Income (loss) from continuing operations	6,590	5,559	19,633	(3,145)

Income (loss) from discontinued operations (net), net of income taxes	-	384	(1,145)	(100,696)

Net income (loss)	$6,590	$5,943	$18,488	$(103,841)

Per common share - basic:
Income (loss) from continuing operations	$0.32	$0.27	$0.96	$(0.15)
Income (loss) from discontinued operations (net)	-	0.02	(0.06)	(4.88)

Net income (loss)	$0.32	$0.29	$0.90	$(5.03)

Weighted average number of common shares outstanding	20,349	20,740	20,457	20,634

Per common share - diluted:
Income (loss) from continuing operations	$0.31	$0.26	$0.94	$(0.15)
Income (loss) from discontinued operations (net)	-	0.02	(0.06)	(4.88)

Net income (loss)	$0.31	$0.28	$0.88	$(5.03)

Weighted average number of common and common equivalent shares outstanding	21,168	21,099	20,901	20,634

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2001	2000
	(Unaudited)
Operating Activities:
Net income (loss)	$18,488	$(103,841)
Net loss from discontinued operations	1,145	100,696
Income (loss) from continuing operations	19,633	(3,145)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities - continuing operations:
Asset impairment loss	-	27,626
Depreciation and amortization	10,488	9,802
Amortization of debt issuance costs	984	916
Provision for losses on accounts receivable	98	326
Loss on sale of equipment	18	46
Deferred income taxes	9,639	1,259
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	(10,220)	(8,490)
Inventories	(13,104)	(1,936)
Prepaid and other assets	4,432	(1,367)
Accounts payable and accrued expenses	(8,823)	(2,345)
Net cash provided by operating activities - continuing operations	13,145	22,692

Net cash used in operating activities - discontinued operations	(2,417)	(8,637)

Investing Activities:
Purchases of property, plant and equipment	(10,183)	(8,305)
Proceeds from sale of equipment	30	121
Adjustment to proceeds from sale of business	(3,675)	-
Net cash used in investing activities - continuing operations	(13,828)	(8,184)

Net cash used in investing activities - discontinued operations	-	(1,580)

Financing Activities:
Borrowings (payments) on credit facility, net	4,575	(8,520)
Payments on bank line of credit, net	-	752
Payments on capital lease obligation	(452)	(52)
Payment of debt issuance costs	(95)	(144)
Proceeds from exercise of stock options	178	378
Purchase of common stock for treasury	(2,343)	-
Payments on amounts due to sellers of acquired companies	(486)	(1,173)
Net cash provided by (used in) financing activities	1,377	(8,759)

Effect of exchange rate changes on cash and cash equivalents	93	6

Decrease in cash and cash equivalents	(1,630)	(4,462)

Cash and cash equivalents at beginning of period	2,035	8,469
Cash and cash equivalents at end of period	$405	$4,007

Cash paid during the period for:
Interest	$18,657	$26,184
Income taxes, net	(1,964)	3,685

Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$2,186	$-

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Certain prior–period amounts have been reclassified to conform to the 2001 presentation.

Note 2:  Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is no longer permitted.  SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets.  Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement.  This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121.  We are required to adopt SFAS No. 142 effective January 1, 2002.

The Company is currently evaluating its intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on its results of operations or financial position.

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

At June 30, 2001, the date the Company reported the re-continuance of Engines, and on December 31, 2000, the net assets of Engines were as follows:

	June 30, 2001	December 31, 2000

Accounts receivable, net	$3,650	$2,952
Inventories	10,723	11,966
Other current assets	313	355
Property, plant and equipment, net	1,981	2,206
Other long-term assets	261	-
Accounts payable	(2,401)	(52)
Accrued expenses	(4,527)	(7,427)
	$10,000	$10,000

For the three and nine months ended September 30, 2001 and 2000, the operating results of Engines were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000

Net sales	$5,175	$7,062	$18,358	$23,257
Cost of sales	4,171	5,463	14,408	19,750
Special charges	-	-	-	9,134
Gross profit (loss)	1,004	1,599	3,950	(5,627)
Selling, general and administrative expense	909	1,992	2,464	6,662
Amortization of intangible assets	-	-	-	230
Special charges	-	-	-	23,450
Income (loss) from operations	95	(393)	1,486	(35,969)
Other income (expense), net	3	(3)	11	2
Interest expense	-	219	438	651
Income tax expense (benefit)	39	(231)	407	(13,985)
Income (loss) from continuing operations	$59	$(384)	$652	$(22,633)

As of June 30, 2000, the Company reclassified $32,584 (see Note 12) of expense related to Engines from loss on discontinued operations to special charges, including (i) $3,783 of product warranty costs for units remanufactured and sold prior to 2000, (ii)  $1,175 of restructuring charges and (iii) a loss of $27,626 related to the impairment and write-down of certain assets to their estimated net realizable value which included the following components:

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

          The estimated loss on the sale of the Distribution Group and the actual losses from discontinued operations incurred since the Measurement Date were applied against the accrued loss established effective with the Measurement Date.  The accrual balance as of September 30, 2001 of $2,056, classified as liabilities of discontinued operations, represents the current estimate of the remaining obligations and other costs related to the sale of the Distribution Group.

          The consolidated statements of operations have been reclassified to report the operating results of the Distribution Group business as discontinued operations and accordingly, their results have been excluded from continuing operations for all periods presented.  Net sales from the Distribution Group business were $50,045 and $157,586 for the three and nine months ended September 30, 2000, respectively.  Interest expense for the three and nine months ended September 30, 2000 was allocated to the discontinued operations based on the anticipated cash proceeds from the sale of the Distribution Group.  These allocations amounted to $1,750 and $5,204 for the three and nine months ended September 30, 2000, respectively.

          Details of the loss recorded from discontinued operations, net of the reclassification of the Engines discontinued operations to continuing operations, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000
Loss from operations	$-	$-	$-	$9,429
Income tax benefit	-	-	-	(3,061)
Loss from operations, net of income taxes	-	-	-	6,368
Estimated loss from disposal	-	-	897	141,429
Reclassification of discontinued operations to continuing operations (1)	-	(615)	961	(615)
Income tax expense (benefit)	-	231	(713)	(46,486)
Loss (income) from disposal (net), net of income taxes	-	(384)	1,145	94,328
Loss (income) from discontinued operations (net), net of income taxes	$-	$(384)	$1,145	$100,696

(1) Represents the reclassification of the operating results for Engines from discontinued operations to continuing operations as required per EITF No. 90-16.

Note 4:  Inventories

Inventories for the continuing operations consist of the following:

	September 30, 2001	December 31, 2000

Raw materials, including core inventories	$51,153	$44,432
Work–in–process	1,443	1,650
Finished goods	16,432	9,397
	$69,028	$55,479

Note 5:  Bank Line of Credit

          On January 17, 2001, the Company entered into a revolving credit agreement with HSBC Bank Plc (“HSBC”), providing £1,000 to finance the working capital requirements of its U.K. subsidiary.  Amounts advanced are secured by substantially all the assets of the U.K. subsidiary.  In addition, HSBC may at any time demand repayment of all sums owing.  Interest is payable monthly at the HSBC prime lending rate plus 1.50%.  At September 30, 2001, there were no amounts outstanding under this line of credit.

Note 6:  Credit Facility

          The Company has a credit facility with J.P. Morgan Chase, as agent (the “Bank”), comprised of a $130,000 term loan (the “Term Loan”) and a $100,000 line of credit (the “Revolver”) (collectively, the “Credit Facility”) to finance the Company's working capital requirements and future acquisitions.  Amounts advanced under the Credit Facility are secured by substantially all the assets of the Company.  The Credit Facility contains several covenants, including ones that require the Company to maintain certain levels of net worth, leverage and cash flow coverage, and others that limit the Company’s ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, issue stock and engage in transactions with affiliates of the Company and its subsidiaries.  Amounts outstanding under the Term Loan are payable in quarterly installments through December 31, 2003.  Amounts advanced under the Revolver become due on December 31, 2003.  The Company may prepay outstanding advances under the Term Loan or the Revolver in whole or in part without incurring any premium or penalty.  At September 30, 2001, $33,075 and $78,200 was outstanding under the Term Loan and Revolver, respectively.

          During 1998, in order to convert $50,000 of its Credit Facility to a fixed rate, the Company entered into a series of interest rate swap agreements scheduled to mature during July 2003.  During 1999, the Company revised the maturity dates on $35,000 of the swap agreements to January 2001 in exchange for proceeds of $636.  The proceeds were recorded as a deferred gain and are being amortized over the original life of the interest rate swap agreements.  The remaining $15,000 swap agreement is a derivative financial instrument and is accounted for under the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137 and 138). (See Note 7.)

Note 7:  Derivative Financial Instruments

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

        The Company uses interest rate swaps to convert variable rate debt to fixed rate debt to reduce interest rate volatility risk.  In accordance with SFAS No. 133, the Company has designated its swap agreement as a cash flow hedge and recorded the fair value of this hedge agreement as part of other comprehensive loss (see Note 9).   The swap is based on a notional amount of $15,000 at the fixed interest rate of 5.95% during the term of the swap agreement.  At January 1, 2001, the Company’s financial statements were adjusted to record a cumulative effect of adopting this accounting change as an addition to other long-term liabilities of $45, and an increase to other comprehensive loss in the amount of $28 (net of income tax benefit of $17).  For the nine months ended September 30, 2001, the effective portion of changes in fair value of this derivative amounted to $683 and is recorded as an addition to other long-term liabilities and an increase to other comprehensive loss in the amount of $420 (net of income tax benefit of $263).  The fair value of this derivative as a liability amounted to $728 at September 30, 2001.

Note 8.  Common Stock

On January 8, 2001, the Company, together with certain members of management and directors of the Company, certain principals and affiliates of the Aurora Capital Group and certain other shareholders of the Company, commenced a program for the purchase of up to 1,850 shares of the Company’s common stock.  Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases.  The purchase program is being conducted in accordance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors.  As of September 30, 2001, 1,364 shares of the Company’s common stock have been purchased under the program, of which 439 shares at an average price of $5.33 per share have been purchased by the Company.

Note 9:  Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000
Net income (loss)	$6,590	$5,943	$18,488	$(103,841)
Other comprehensive loss:
Interest rate swap agreements, net of related taxes:
Transition adjustment as of January 1, 2001	-	-	(28)	-
Current period decline in fair value	(209)	-	(420)	-
Translation adjustment, net of related taxes	271	(140)	(68)	(564)
Total comprehensive income (loss)	$6,652	$5,803	$17,972	$(104,405)

Note 10.  Reportable Segments

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remaufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to DaimlerChrysler, Ford, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs including Ford’s and General Motor’s European operations and Jaguar.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; (ii) a provider of returned material reclamation and disposition services and core management services primarily to Ford and to a lesser extent, General Motors; and (iii) an automotive electronic components remanufacturing and distribution business, primarily for Delphi and Visteon.  The Company’s Engines business unit, which is not a reportable segment and shown as “Other”, remanufactures and distributes domestic and foreign engines from four regional distribution centers primarily to independent aftermarket customers.

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

The reportable segments and the “other” business unit are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels.  The reportable segments and other business unit are as follows:

	Drivetrain Remanufacturing	Logistics	Other	Totals
For the three months ended September 30, 2001:
Revenues from external customers	$68,432	$26,813	$5,175	$100,420
Intersegment revenues	284	-	-	284
Special charges	720	1,630	-	2,350
Segment profit	9,946	6,303	95	16,344

For the nine months ended September 30, 2001:
Revenues from external customers	$198,913	$74,598	$18,358	$291,869
Intersegment revenues	785	-	-	785
Special charges	1,493	1,719	-	3,212
Segment profit	29,859	17,118	1,486	48,463

	Drivetrain Remanufacturing	Logistics	Other	Totals

For the three months ended September 30, 2000:
Revenues from external customers	$57,152	$24,425	$7,062	$88,639
Segment profit (loss)	9,494	6,059	(393)	15,160

For the nine months ended September 30, 2000:
Revenues from external customers	$186,845	$63,900	$23,257	$274,002
Special charges	-	-	32,584	32,584
Segment profit (loss)	36,580	12,750	(35,969)	13,361

A reconciliation of the reportable segments to consolidated net sales and income from operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000
Net sales:
External revenues from reportable segments	$95,245	$81,577	$273,511	$250,745
Other revenues	5,175	7,062	18,358	23,257
Consolidated net sales	$100,420	$88,639	$291,869	$274,002

Profit:
Total profit for reportable segments	$16,249	$15,553	$46,977	$49,330
Other profit	95	(393)	1,486	(35,969)
Unallocated amounts:
Special charges	(476)	-	(476)	-
Income from operations	$15,868	$15,160	$47,987	$13,361

Note 11:  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000
Numerator:
Income (loss) from continuing operations	$6,590	$5,559	$19,633	$(3,145)
Denominator:
Weighted-average common shares outstanding	20,349	20,740	20,457	20,634
Effect of stock options and warrants	819	359	444	-
Denominator for diluted earnings per common share	21,168	21,099	20,901	20,634

Basic earnings (loss) per common share	$0.32	$0.27	$0.96	$(0.15)
Diluted earnings (loss) per common share	0.31	0.26	0.94	(0.15)

Due to the loss reported for the nine months ended September 30, 2000, the applicable share calculation above excludes the antidilutive effect of stock options and warrants which would have been 609 for the nine months ended September 30, 2000, had the Company not reported a loss.

Note 12:  Special Charges

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

          In 2001, the Company recorded $3,688 of special charges, of which $862 of expense, incurred in the first quarter of 2001, was reclassified from selling, general and administrative expense to special charges.  These charges included $1,719 for the Logistics segment, $1,493 for the Drivetrain Remanufacturing segment and $476 for the Company’s two information systems groups.  The $1,719 of special charges related to the Logistics segment included the following: (i) $1,470 of costs related to the shut-down of the Company’s remanufactured automotive electronic control modules operation including $631 related to the write-down of fixed assets, $459 of severance for 94 people, $218 of facility exit and other costs related to the shutdown and $162 related to inventory write-downs (classified as Cost of Sales – Special Charges); and (ii) $249 of severance and related costs for four people primarily associated with the upgrade of certain management functions within the segment.  The $1,493 related to the Drivetrain Remanufacturing segment consists of $901 of severance and related costs for 70 people primarily associated with the de-layering of certain management functions and the reorganization of certain facility operations and $592 of exit and other costs primarily related to the consolidation of certain facilities within the segment.  The $476 related to the Company’s two information systems groups are for severance and related costs for four people primarily associated with the consolidation of that function.

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total
Provision 1998	$1,318	$5,356	$-	$6,674
Payments 1998	(478)	(2,077)	-	(2,555)
Reserve at December 31, 1998	840	3,279	-	4,119
Provision 1999	2,969	519	3,822	7,310
Payments 1999	(1,422)	(1,256)	-	(2,678)
Asset write-offs 1999	-	-	(842)	(842)
Reserve at December 31, 1999	2,387	2,542	2,980	7,909
Provision 2000	443	4,515	27,626	32,584
Payments 2000	(2,132)	(1,950)	-	(4,082)
Asset write-offs 2000	-	-	(22,423)	(22,423)
Asset Valuation Adjustment 2000	-	-	(2,962)	(2,962)
Reclassification 2000	-	(44)	44	-
Reserve at December 31, 2000	698	5,063	5,265	11,026
Provision 2001	2,085	810	793	3,688
Payments 2001	(1,484)	(2,419)	-	(3,903)
Asset write-offs 2001	-	-	(3,422)	(3,422)
Asset Valuation Adjustment 2001	-	-	1,764	1,764
Reserve at September 30, 2001	$1,299	$3,454	$4,400	$9,153

Note 13:  Contingencies

          The Company is subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non–hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and certain damages resulting from past spills, disposals or other releases of hazardous substances.

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

          In connection with the sale of the Distribution Group (the “DG Sale”) on October 27, 2000 (see Note 3), the Company agreed to certain matters with Buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of Buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California mentioned below and the former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap, (iii) liabilities of the Distribution Group existing at the time of the DG Sale but not disclosed to Buyer, subject to the $750 deductible and $12,000 cap, (iv) any tax liability of the Distribution Group relating to periods prior to the DG Sale and (v) certain health claims that may be asserted by employees of the Distribution Group relating to the air quality at one of its facilities prior to the DG Sale.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases were guaranteed by the Company.  These guarantees remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  Buyer has agreed to indemnify the Company for any liability that the Company may incur pursuant to the guarantees.  After the DG Sale, Buyer was merged into the Distribution Group.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement Notice

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements.  In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements.

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

Results of Operations for the Three Month Period Ended September 30, 2001 Compared to the Three Month Period Ended September 30, 2000.

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

Income (loss) from continuing operations increased $1.0 million, or 17.9%, to $6.6 million for the three months ended September 30, 2001 from $5.6 million for the three months ended September 30, 2000.  Excluding special charges of $1.7 million (net of tax) recorded during the three months ended September 30, 2001, income from continuing operations increased $2.7 million, or 48.2%, to $8.3 million for the three months ended September 30, 2001.  This increase in profitability was due primarily to growth and increased profitability in the Logistics segment, combined with an increase in demand for the Company’s remanufactured transmissions and the benefit of substantial cost reduction initiatives implemented in the Company’s Engines business.  Income (loss) from continuing operations per diluted share was $0.31 for the three months ended September 30, 2001 as compared to $0.26 per diluted share for the three months ended September 30, 2000.  Excluding the special charges, income from continuing operations per diluted share was $0.39 for the three months ended September 30, 2001.

Net Sales

Net sales increased $11.8 million, or 13.3%, to $100.4 million for the three months ended September 30, 2001 from $88.6 million for the three months ended September 30, 2000.  This increase was driven primarily by an increase in demand for remanufactured transmissions in the Drivetrain Remanufacturing segment, coupled with growth in the Company’s Logistics segment largely attributable to the ramp up of the two new programs the Company was awarded by AT&T Wireless Services in early 2000 covering (i) the packaging and distribution of cell phone accessories and (ii) the distribution of point-of-sale and other marketing materials, which began generating revenue for the Company in the second half of 2000.  See “Drivetrain Remanufacturing Segment,” “Logistics Segment” and “Other” for discussions of net sales.

Sales to DaimlerChrysler accounted for 24.5% and 26.0%, Ford accounted for 37.0% and 32.2% and AT&T Wireless Services accounted for 18.4% and 17.7% of the Company’s revenues for the three months ended September 30, 2001 and 2000, respectively.

Gross Profit

Gross profit increased $5.9 million, or 19.8%, to $35.7 million for the three months ended September 30, 2001 from $29.8 million for the three months ended September 30, 2000.  Excluding special charges of $0.2 million recorded during the three months ended September 30, 2001, gross profit increased $6.1 million, or 20.5%.  This increase results primarily from favorable operating leverage in the Drivetrain Remanufacturing segment combined with the realization of cost reductions and other productivity improvements driven by the Company’s lean and continuous improvement and other cost reduction initiatives.  As a percentage of net sales, gross profit before special charges increased to 35.7% for the three months ended September 30, 2001 from 33.6% for the three months ended September 30, 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $2.5 million, or 18.7%, to $15.9 million for the three months ended September 30, 2001 from $13.4 million for the three months ended September 30, 2000. This increase is largely attributable to an increase in spending in support of (i) company-wide lean and continuous improvement and customer delight initiatives and (ii) key growth initiatives in the Logistics segment, partially offset by cost reductions implemented in the Engines business.  As a percentage of net sales, SG&A expenses increased to 15.9% from 15.1% between the two periods.

Amortization of Intangible Assets

Amortization of intangible assets remained constant at $1.3 million, for the three months ended September 30, 2001 and 2000.

Special Charges

During the three months ended September 30, 2001, the Company recorded $2.8 million of special charges ($1.7 million net of tax) including $1.6 million for the Logistics segment, $0.7 million for the Drivetrain Remanufacturing segment (of which approximately $0.2 million was recorded in the second quarter and reclassified to special charges in the third quarter) and $0.5 million for consolidation of the Company’s two information systems groups.  The $1.6 million of special charges are primarily related to a decision to exit an unprofitable product line in the Logistics segment and include the following: (i) $1.5 million of costs related to the shut-down of the Company’s remanufactured automotive electronic control modules operation, including (a) $0.6 million related to the write-down of fixed assets, (b) $0.5 million of severance and related costs for 94 people, (c) $0.2 million of facility exit and other costs related to the shutdown and (d) $0.2 million related to inventory write-downs (classified as Cost of Sales - Special Charges); and (ii) $0.1 million of severance and related costs for three people primarily associated with the upgrade of certain management functions within the segment.  The $0.7 million related to the Drivetrain Remanufacturing segment consists of $0.6 million of exit and other costs primarily related to the consolidation of certain facilities within the segment and $0.1 million of severance and related costs for 66 people primarily associated with the de-layering of certain management functions and the reorganization of certain facility operations.  The $0.5 million related to the Company’s information systems groups are severance and related costs for four people primarily associated with the consolidation of that function.

The Company, as an on-going part of its planning process, continues to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems. Implementation of any of these could require the Company to incur special charges, which would be offset over time by the projected cost savings.  During the fourth quarter of 2001, the Company expects to report additional special charges of approximately $0.8 million (net of income taxes) related to certain initiatives designed to improve operating efficiencies and reduce costs.

Income from Operations

Income from operations increased $0.7 million, or 4.6%, to $15.9 million for the three months ended September 30, 2001 from $15.2 million for the three months ended September 30, 2000.  Excluding special charges of $2.8 million recorded in 2001, income from operations increased $3.5 million, or 23.0%, to $18.7 million for the three months ended September 30, 2001.  As a percentage of net sales, income from operations before special charges increased to 18.6% from 17.1%, between the two periods.

Interest Income

During the three months ended September 30, 2001, $0.4 million of interest income was recorded on the 18% senior subordinated promissory note received by the Company as partial consideration from the sale of the Distribution Group.

Interest Expense

Interest expense decreased $0.5 million, or 8.2%, to $5.6 million for the three months ended September 30, 2001 from $6.1 million for the three months ended September 30, 2000.  This decrease was the result of a general decline in interest rates combined with a reduction in debt outstanding. Interest expense for the three months ended September 30, 2000 of $1.7 million was allocated to the discontinued operations based on the anticipated consideration to be received from the sale of the Distribution Group.

Discontinued Operations

On August 3, 2000, the Company adopted a plan to discontinue the Independent Aftermarket segments (consisting of the Distribution Group and the Engines business). The Company planned to sell the Distribution Group by December 31, 2000 and the Engines business by June 30, 2001.  Management believed that the exit from these segments, which provided the opportunity to reduce debt and generated a significant tax shelter, offered a strategic opportunity to focus resources on the businesses of the Company that were profitable and had greater growth potential.  As a result of the decision to exit the Independent Aftermarket segments, the Company recorded a charge for the loss on disposal of discontinued operations.

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

During the three months ended September 30, 2000, the operating results of Engines of $0.4 million, were reclassified from discontinued operations to continuing operations, as required per EITF No. 90-16.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the three months ended September 30,
	2001		2000
Net sales	$68.4	100.0%	$57.2	100.0%
Special charges	$0.7	1.0%	$-	-%
Segment profit	$9.9	14.4%	$9.5	16.6%

Net Sales. Net sales increased $11.2 million, or 19.6%, to $68.4 million for the three months ended September 30, 2001 from $57.2 million for the three months ended September 30, 2000.  This increase was primarily due to an increase in sales of remanufactured transmissions to Ford, DaimlerChrysler and General Motors and reflects solid end-use demand for remanufactured transmissions which continues to be favorable versus last year, in particular for Ford remanufactured transmissions and to a lesser extent for DaimlerChrysler and General Motors remanufactured transmissions, partially offset by price concessions provided to DaimlerChrysler as a result of their request for supplier participation in their cost reduction initiatives.  Additionally, this signals that the impact of DaimlerChrysler’s and General Motors’ inventory reduction initiatives are largely complete.

Sales to DaimlerChrysler accounted for 35.4% and 39.1% of segment revenues for the three months ended September 30, 2001 and 2000, respectively.  Sales to Ford accounted for 50.4% and 46.5% of segment revenues for the three months ended September 30, 2001 and 2000, respectively.

Special Charges.  The $0.7 million of special charges recorded during the three months ended September 30, 2001 (of which approximately $0.2 million was recorded in the second quarter and reclassified to special charges in the third quarter), included $0.6 million of exit and other costs primarily related to the consolidation of certain facilities within the segment and $0.1 million of severance and related costs primarily associated with the de-layering of certain management functions and the reorganization of certain facility operations.

Segment Profit. Segment profit increased $0.4 million, or 4.2%, to $9.9 million (14.4% of segment net sales) for the three months ended September 30, 2001 from $9.5 million (16.6% of segment net sales) for the three months ended September 30, 2000.  Excluding 2001 special charges of $0.7 million, segment profit increased $1.1 million, or 11.6%, between the two periods. This increase was primarily the result of the changes in sales volume and mix of remanufactured transmissions as referenced above, partially offset by an increase in spending related to company-wide lean and continuous improvement and customer delight initiatives.

Logistics Segment

The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the three months ended September 30,
	2001		2000
Net sales	$26.8	100.0%	$24.4	100.0%
Special charges	$1.6	6.0%	$-	-%
Segment profit	$6.3	23.5%	$6.1	25.0%

Net Sales.  Net sales increased $2.4 million, or 9.8%, to $26.8 million for the three months ended September 30, 2001 from $24.4 million for the three months ended September 30, 2000.  This increase was primarily attributable to an increase in revenue from AT&T Wireless Services for  (i) the two new programs the Company was awarded in early 2000 by AT&T Wireless Services covering the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials which began generating revenue in the second half of 2000 and (ii) an annual performance bonus related to inventory control accuracy, partially offset by a decrease in sales of remanufactured  electronic control modules resulting from the termination of an unprofitable product line.  Sales to AT&T Wireless Services accounted for 69.0% and 64.4% of segment revenues for the three months ended September 30, 2001 and 2000, respectively.

Special Charges.  The $1.6 million of special charges recorded during the three months ended September 30, 2001, included the following: (i) $1.5 million of costs related to the shut-down of the segment’s remanufactured automotive electronic control modules operation including (a) $0.6 million related to the write-down of fixed assets, (b) $0.5 million of severance and related costs, (c) $0.2 million of facility exit and other costs related to the shutdown and (d) $0.2 million related to inventory write-downs; and (ii) $0.1 million of severance and related costs primarily associated with the upgrade  of certain management functions.

Segment Profit.  Segment profit increased $0.2 million, or 3.3%, to $6.3 million (23.5% of segment net sales) for the three months ended September 30, 2001 from $6.1 million (25.0% of segment net sales) for the three months ended September 30, 2000.  Excluding special charges of $1.6 million recorded in 2001, segment profit increased $1.8 million, or 29.5%, between the two periods.  The increase was primarily the result of changes in sales volume and mix as referenced above combined with cost reductions and other productivity improvements resulting from the increased use of automation and the implementation of lean manufacturing concepts, partially offset by an increase in spending in support of (i) company-wide lean and continuous improvement and customer delight initiatives and (ii) key growth initiatives in this segment.

Other

The following table presents net sales and segment profit (loss) for the Engines business expressed in millions of dollars and as a percentage of net sales:

	For the three months ended September 30,
	2001		2000
Net sales	$5.2	100.0%	$7.1	100.0%
Segment profit (loss)	$0.1	1.9%	$(0.4)	(5.6)%

Net Sales.  Net sales decreased $1.9 million, or 26.8%, to $5.2 million for the three months ended September 30, 2001 from $7.1 million for the three months ended September 30, 2000.  This decrease was attributable to a decline in sales of remanufactured engines, primarily resulting from a change in the Company’s distribution method from a branch network to regional distribution centers.

Segment Profit (Loss).  Segment profit (loss) increased $0.5 million, to $0.1 million for the three months ended September 30, 2001 from a loss of $0.4 million for the three months ended September 30, 2000.  This increase was primarily the result of cost reduction initiatives implemented in the Engines business in the later part of 2000 and the first half of 2001 including the application of lean manufacturing techniques to improve productivity and reduce manufacturing cost, a change in the distribution method from a branch network to regional distribution centers and a reduction of product warranty expense.

Results of Operations for the Nine Month Period Ended September 30, 2001 Compared to the Nine Month Period Ended September 30, 2000.

Income (loss) from continuing operations increased $22.7 million, to $19.6 million for the nine months ended September 30, 2001 from a loss of $3.1 million for the nine months ended September 30, 2000.  Excluding special charges of $2.3 million (net of tax) recorded during the nine months ended September 30, 2001 and special charges of $20.1 million (net of tax) related to the Engines business recorded during the nine months ended September 30, 2000, income from continuing operations increased $4.9 million, or 28.8%, to $21.9 million for the nine months ended September 30, 2001 from $17.0 million for the nine months ended September 30, 2000.  This increase was primarily attributable to an increase in profitability due to substantial growth and productivity improvements in the Logistics segment combined with increased profitability in the Engines business, partially offset by decreased profitability within the Drivetrain Remanufacturing segment.  Income (loss) from continuing operations per diluted share was $0.94 for the nine months ended September 30, 2001 as compared to a loss of $0.15 per share for the nine months ended September 30, 2000.  Excluding the special charges, income from continuing operations per diluted share was $1.05 for the nine months ended September 30, 2001 as compared to $0.80 per diluted share for the nine months ended September 30, 2000.

Net Sales

Net sales increased $17.9 million, or 6.5%, to $291.9 million for the nine months ended September 30, 2001 from $274.0 million for the nine months ended September 30, 2000.  This increase was driven primarily by (i) growth in the Logistics segment, largely attributable to an increase in sales for value added warehouse and distribution services driven by the growth in the market for cellular phones and services and coupled with the ramp up of the two new programs the Company was awarded by AT&T Wireless Services in early 2000 covering the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials which began generating revenue for the Company in the second half of 2000 and (ii) growth in the Drivetrain Remanufacturing segment primarily related to an increase in sales of remanufactured transmissions to Ford.  This increase was partially offset by (i) a decline in revenue in the Engines business resulting from a change in the distribution channel for this business and (ii) a decline in revenue in the Logistics segment related to the termination of the remanufactured electronic control module product line.

Sales to DaimlerChrysler accounted for 26.0% and 30.0%, Ford accounted for 33.7% and 29.3% and AT&T Wireless Services accounted for 17.0% and 13.2% of the Company’s revenues for the nine months ended September 30, 2001 and 2000, respectively.

Gross Profit

Gross profit increased $16.9 million, or 20.5%, to $99.4 million for the nine months ended September 30, 2001 from $82.5 million for the nine months ended September 30, 2000.  Excluding special charges of $0.2 million recorded during the nine months ended September 30, 2001 and $9.1 million related to the Engines business recorded during the nine months ended September 30, 2000, gross profit increased $8.0 million, or 8.7%.  This increase was primarily the result of increased sales and improved productivity within the Logistics segment and cost reductions in the Engines business, partially offset by a decline in gross profit in the Drivetrain Remanufacturing segment resulting from (i) price concessions provided to DaimlerChrysler as a result of their request for supplier participation in their cost reduction initiatives, (ii) the sales mix of remanufactured transmissions and (iii) production inefficiencies resulting from the impact of DaimlerChrysler’s and GM’s inventory reduction initiatives.  As a percentage of net sales, gross profit before special charges increased to 34.1% for the nine months ended September 30, 2001 from 33.4% for the nine months ended September 30, 2000.

Selling, General and Administrative Expenses

SG&A increased $2.5 million, or 6.0%, to $44.1 million for the nine months ended September 30, 2001 from $41.6 million for the nine months ended September 30, 2000.  The increase was primarily the result of an increase in spending in support of growth initiatives in the Logistics segment and to a lesser extent on the Company’s Lean and Continuous Improvement and Customer Delight initiatives, partially offset by a decrease in cost in the Engines business resulting from the elimination of its branch distribution network.  As a percentage of net sales, SG&A decreased slightly to 15.1% for the nine months ended September 30, 2001 from 15.2% for the nine months ended September 30, 2000.

Amortization of Intangible Assets

Amortization of intangible assets decreased $0.2 million, or 5.0%, to $3.8 million for the nine months ended September 30, 2001 from $4.0 million for the nine months ended September 30, 2000, primarily attributable to the write off of goodwill related to the Engines business on June 30, 2000.

Special Charges

During the nine months ended September 30, 2001, the Company recorded $3.7 million of special charges ($2.3 million net of tax) including $1.7 million for the Logistics segment, $1.5 million for the Drivetrain Remanufacturing segment and $0.5 million for consolidation of the Company’s two information systems groups.  On a year-to-date basis only, the $3.7 million of special charges reflects the reclassification of approximately $0.9 million of severance and related costs recorded in the first quarter from SG&A expense to special charges. The $1.7 million of special charges in the Logistics segment are primarily related to a decision to exit an unprofitable product line and include the following: (i) $1.5 million of costs related to the shut-down of the Company’s remanufactured automotive electronic control modules operation including (a) $0.6 million related to the write-down of fixed assets, (b) $0.5 million of severance and related costs for 94 people, (c) $0.2 million of facility exit and other costs related to the shutdown and (d) $0.2 million related to inventory write-downs (classified as Cost of Sales - Special Charges); and (ii) $0.2 million of severance for four people primarily associated with the upgrade of certain management functions within the segment.  The $1.5 million related to the Drivetrain Remanufacturing segment consists of $0.9 million of severance and related costs for 70 people, primarily associated with the de-layering of certain management functions and the reorganization of certain facility operations and $0.6 million of exit and other costs primarily related to the consolidation of certain facilities within the segment.  The $0.5 million related to the Company’s two information systems groups is related to severance costs for four people primarily associated with the consolidation of those functions.

During the nine months ended September 30, 2000, the Company recorded $32.6 million of special charges ($20.1 million net of tax) related to the reorganization of its Engines business.  These charges included the following: (i) $15.6 million for the impairment of goodwill; (ii) $5.8 million for the write-down of fixed assets to estimated net realizable value; (iii) $5.4 million for the write-down of inventory to estimated net realizable value (classified as Cost of Sales – Special Charges); (iv) $3.8 million for product warranty costs of units remanufactured and sold prior to 2000 (classified as Cost of Sales – Special Charges); (v) $0.9 million for the write-down of un-collectible accounts receivable balances; and (vi) $0.7 million of exit costs and $0.4 million of severance costs for 56 people primarily associated with the shutdown of its branch distribution network.

The Company, as an on-going part of its planning process, continues to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems. Implementation of any of these could require the Company to incur special charges, which would be offset over time by the projected cost savings.  During the fourth quarter of 2001, the Company expects to report additional special charges of approximately $0.8 million (net of income taxes) related to certain initiatives designed to improve operating efficiencies and reduce costs.

Income from Operations

Income from operations increased $34.6 million, to $48.0 million for the nine months ended September 30, 2001 from $13.4 million for the nine months ended September 30, 2000.  Excluding special charges of (i) $3.7 million recorded in 2001 and (ii) $32.6 million related to the Engines business recorded in 2000, income from operations increased $5.8 million, or 12.6%, to $51.7 million for the nine months ended September 30, 2001 from $45.9 million for the nine months ended September 30, 2000.  As a percentage of net sales, income from operations before special charges increased to 17.7% from 16.8%, between the two periods.

Interest Income

During the nine months ended September 30, 2001, $1.1 million of interest income was recorded on the 18% senior subordinated promissory note received by the Company as partial consideration from the sale of the Distribution Group.

Interest Expense

Interest expense decreased $1.2 million, or 6.5%, to $17.2 million for the nine months ended September 30, 2001 from $18.4 million for the nine months ended September 30, 2000.   This decrease was the result of a general decline in interest rates combined with a reduction in debt outstanding.  Interest expense for the nine months ended September 30, 2000 of $5.2 million was allocated to the discontinued operations based on the anticipated consideration to be received from the sale of the Distribution Group.

Discontinued Operations

On August 3, 2000, the Company adopted a plan to discontinue the Independent Aftermarket segments (consisting of the Distribution Group and the Engines business). The Company planned to sell the Distribution Group by December 31, 2000 and the Engines business by June 30, 2001.  Management believed that the exit from these segments, which provided the opportunity to reduce debt and generated a significant tax shelter, offered a strategic opportunity to focus resources on the businesses of the Company that were profitable and had greater growth potential.  As a result of the decision to exit the Independent Aftermarket segments, the Company recorded a charge for the loss on disposal of discontinued operations.

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

During the nine months ended September 30, 2001, the Company recorded a charge of $1.1 million related to discontinued operations, net of tax benefits of $0.7 million.  This charge included the following on a pre-tax basis: (i) $3.0 million in expense for the increase to the estimated loss on the sale of the Distribution Group; (ii) $2.1 million in income for the reversal of the estimated accrued loss on disposal of Engines; and (iii) $0.9 in expense for the reclassification of the operating results of Engines from discontinued operations to continuing operations, as required per EITF No. 90-16.

During the nine months ended September 30, 2000, the Company recorded a charge of $94.7 million for the loss on disposal of discontinued operations ($93.0 million for the Distribution Group and $1.7 million for Engines), net of income tax benefits of $46.7 million.  The charge of $94.7 million included the write-off of goodwill, valuation allowances for certain assets, provisions for anticipated operating losses until disposal, and anticipated costs of disposal, including lease terminations, severance, retention and other employee benefits and professional fees.  Additionally, the loss from discontinued operations included a loss of $6.4 million, net of income tax benefits of $3.1 million, from the operations of the Distribution Group during the six months ended June 30, 2000, partially offset by $0.4 of income for the reclassification of the operating results of Engines from discontinued operations to continuing operations, as required per EITF No. 90-16.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the nine months ended September 30,
	2001		2000
Net sales	$198.9	100.0%	$186.8	100.0%
Special charges	$1.5	0.8%	$-	-%
Segment profit	$29.9	15.0%	$36.6	19.6%

Net Sales. Net sales increased $12.1 million, or 6.5%, to $198.9 million for the nine months ended September 30, 2001 from $186.8 million for the nine months ended September 30, 2000.  This increase was primarily due to an increase in sales of remanufactured transmissions to Ford and growth in the Company’s engine remanufacturing program with Jaguar, partially offset by (i) a decrease in sales of remanufactured transmissions to DaimlerChrysler due to (x) price concessions provided to DaimlerChrysler as a result of their request for supplier participation in DaimlerChrysler’s cost reduction initiatives and (y) reduced volume resulting from DaimlerChrysler’s inventory reduction initiatives, which reduced their targeted inventories by nearly 50% (from about 13 to 7 weeks), and (ii) a decrease in sales of remanufactured transmissions to General Motors as a result of their inventory reduction initiatives, which further reduced GM’s targeted inventories from about 45 days to 30 days.

Sales to DaimlerChrysler accounted for 37.6% and 40.8% of segment revenues for the nine months ended September 30, 2001 and 2000, respectively.  Sales to Ford accounted for 46.4% and 42.9% of segment revenues for the nine months ended September 30, 2001 and 2000, respectively.

Special Charges.   During the nine months ended September 30, 2001, the Company recorded $1.5 million of special charges. On a year-to-date basis only, the $1.5 million of special charges reflects the reclassification of approximately $0.8 million of severance and related costs recorded in the first quarter from SG&A expense to special charges. The special charges include $0.9 million of severance and related costs primarily associated with the de-layering of certain management functions and the reorganization of certain facility operations and $0.6 million of exit and other costs primarily related to the consolidation of certain facilities within the segment.

Segment Profit.  Segment profit decreased $6.7 million, or 18.3%, to $29.9 million (15.0% of segment net sales) for the nine months ended September 30, 2001 from $36.6 million (19.6% of segment net sales) for the nine months ended September 30, 2000.  Excluding 2001 special charges of $1.5 million, segment profit decreased $5.2 million, or 14.2%, between the two periods.  The decrease was primarily the result of the changes in sales volume, price and mix of remanufactured transmissions as referenced above, combined with (i) production inefficiencies resulting from the impact of DaimlerChrysler’s inventory reduction initiatives, and (ii) project costs, related to the re-engineering of our least efficient, highest cost remanufacturing facility, that are planned to drive productivity improvements beginning in the fourth quarter of 2001.  Additionally, during the nine months ended September 30, 2000, the Company benefited from favorable adjustments of approximately $1.2 million primarily related to the resolution of discrepancies on certain component inventories, the retroactive impact of pricing revisions and an inventory adjustment.

Logistics Segment

The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the nine months ended September 30,
	2001		2000
Net sales	$74.6	100.0%	$63.9	100.0%
Special charges	$1.7	2.3%	$-	-%
Segment profit	$17.1	22.9%	$12.8	20.0%

Net Sales.  Net sales increased $10.7 million, or 16.7%, to $74.6 million for the nine months ended September 30, 2001 from $63.9 million for the nine months ended September 30, 2000.  This increase was primarily attributable to an increase in sales for value-added warehouse and distribution services, driven by the growth in the market for cellular phones and services coupled with the benefit of the two new programs the Company was awarded in early 2000 by AT&T Wireless Services covering the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials which began generating revenue in the second half of 2000, partially offset by a decrease in sales of remanufactured radios and electronic control modules.  Sales to AT&T Wireless Services accounted for 66.7% and 59.5% of segment revenues for the nine months ended September 30, 2001 and 2000, respectively.

Special Charges.  The $1.7 million of special charges recorded during the nine months ended September 30, 2001, included the following: (i) $1.5 million of costs related to the shut-down of the segment’s remanufactured automotive electronic control modules operation including $0.6 million related to the write-down of fixed assets, $0.5 million of severance and related costs, $0.2 million of facility exit and other costs related to the shutdown and $0.2 million related to inventory write-downs; and (iii) $0.2 million of severance and related costs primarily associated with the upgrade of certain management functions.

Segment Profit.  Segment profit increased $4.3 million, or 33.6%, to $17.1 million (22.9% of segment net sales) for the nine months ended September 30, 2001 from $12.8 million (20.0% of segment net sales) for the nine months ended September 30, 2000.  Excluding special charges of $1.7 million recorded in 2001, segment profit increased $6.0 million, or 46.9%, between the two periods. The increase was primarily the result of changes in sales volume and mix as referenced above combined with cost reductions and other productivity improvements resulting from the increased use of automation and the implementation of lean manufacturing concepts, partially offset by an increase in spending in support of the Company’s key growth initiatives in the segment.

Other

The following table presents net sales, special charges and segment profit (loss) for the Engines business expressed in millions of dollars and as a percentage of net sales:

	For the nine months ended September 30,
	2001		2000
Net sales	$18.4	100.0%	$23.3	100.0%
Special charges	$-	-%	$32.6	139.9%
Segment profit (loss)	$1.5	8.2%	$(36.0)	(154.5)%

Net Sales.  Net sales decreased $4.9 million, or 21.0%, to $18.4 million for the nine months ended September 30, 2001 from $23.3 million for the nine months ended September 30, 2000.  This decrease was attributable to a decline in sales of remanufactured engines, primarily resulting from a change in the Company’s distribution method from a branch network to regional distribution centers.

Segment Profit (Loss).  Segment profit (loss) increased $4.9 million, to a profit of $1.5 million for the nine months ended September 30, 2001 from a loss before special charges of $3.4 million for the nine months ended September 30, 2000.  This increase was primarily the result of cost reduction initiatives implemented in the Engines business in the later part of 2000 and the first half of 2001 including the application of lean manufacturing techniques to improve productivity and reduce manufacturing cost, a change in the distribution method from a branch network to regional distribution centers and a reduction of product warranty expense.

Liquidity and Capital Resources

The Company had total cash and cash equivalents on hand of $0.4 million at September 30, 2001.  Net cash provided by operating activities from continuing operations was $13.1 million for the nine-month period then ended.  Net cash used in investing activities from continuing operations of $13.8 million included $10.2 million of equipment purchases and facility improvements and the $3.7 million net working capital adjustment to the purchase price of the Distribution Group.  Net cash provided by financing activities of $1.4 million included net borrowings of $4.6 million made on the Credit Facility partially offset by $2.3 million of common stock purchased for treasury, $0.5 million of payments on capital lease obligations and $0.5 million in payment of amounts due to sellers of acquired companies.

During the first nine months of 2001, the Company invested a total of $12.4 million (including $2.2 million under capital leases) of its 2001 capital expenditure budget of $15.0 million. These capital expenditures were primarily for remanufacturing equipment to support cost reduction initiatives and capacity expansion as well as to support growth initiatives in the Logistics and Drivetrain Remanufacturing segments.

Amounts outstanding under the Credit Facility bear interest at either the “Alternate Base Rate” or the “Eurodollar Rate” (as defined in the Credit Facility) plus an applicable margin.  As of September 30, 2001, the Alternate Base Rate margin was 0.25% and the Eurodollar margin was 1.75%.

During the nine months ended September 30, 2001, the Company entered into a revolving credit agreement with HSBC Bank Plc (“HSBC”), providing £1.0 million to finance the working capital requirements of its U.K. subsidiary.  Amounts advanced are secured by substantially all assets of the U.K. subsidiary.  In addition, HSBC may at any time demand repayment of all sums owing.  Interest is payable monthly at the HSBC prime lending rate plus 1.50%.

As of September 30, 2001, the Company’s borrowing capacity under the Credit Facility and the European line of credit was $17.5 million and £1.0 million, respectively, and the Company had cash and cash equivalents on hand of $0.4 million at September 30, 2001.  Additionally, as a result of the sale of the Distribution Group, as of December 31, 2000 the Company had approximately $109 million in Federal and State net operating loss carryforwards available as an offset to future taxable income.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments

The Company does not hold or issue derivative financial instruments for trading purposes.  The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them is material to the Company.  The Company uses interest rate swaps to convert variable rate debt to fixed rate debt to reduce volatility risk.  For additional discussion regarding the Company’s use of such instruments, see Item 1.  “Notes to Consolidated Financial Statements—Note 6 and Note 7.”

Interest Rate Exposure

Based on the Company’s overall interest rate exposure during the nine months ended September 30, 2001, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company’s consolidated financial position, results of operation or cash flows.  A 10% change in the rate of interest would not have a material effect on the Company’s financial position, results of operation or cash flows.

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

AFTERMARKET TECHNOLOGY CORP.

Date:	October 30, 2001	/s/ Barry C. Kohn
Barry C. Kohn, Chief Financial Officer

•      Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the Company.