Form 10-K
period 2001-12-31
AFTERMARKET TECHNOLOGY CORP
filed 2002-03-11
CIK 933405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21803

AFTERMARKET TECHNOLOGY CORP.

(Exact name of Registrant as specified in its charter)

DELAWARE	95-4486486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Oak Hill Center, Suite 400 Westmont, IL	60559
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (630) 455-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by The Nasdaq National Market, on March 1, 2002) was $120.0 million.

The number of shares outstanding of the Registrant’s Common Stock, as of March 1, 2002, was 20,839,562 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AFTERMARKET TECHNOLOGY CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward–looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs.  In addition, when used in this Annual Report, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward–looking statements.  These statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition.  Readers are cautioned that these forward–looking statements are inherently uncertain.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  We undertake no obligation to update forward–looking statements.  The risks identified in the section of Item 1 entitled “Certain Factors Affecting the Company,” among others, may impact forward–looking statements contained in this Annual Report.

PART I

ITEM 1.                                         BUSINESS

Overview

We are a leading remanufacturer and distributor of drivetrain products used in the repair of automobiles and light trucks in the automotive aftermarket.  Our Logistics business is a provider of value added warehouse and distribution services as well as returned material reclamation and disposition services.  Our Logistics business also remanufactures and distributes electronic components.

Our Drivetrain Remanufacturing business sells factory–approved remanufactured drivetrain products directly to automobile manufacturers (known as OEMs).  Our Drivetrain business products consist principally of remanufactured transmissions and also include remanufactured torque converters, valve bodies and engines.  The OEMs primarily use the remanufactured products as replacement parts for their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  Remanufactured products offer several advantages to customers relative to comparable rebuilt products.  Generally, remanufactured products are lower cost, are of higher quality consistency and have shorter delivery times.  Our principal customers for remanufactured transmissions are DaimlerChrysler Corporation, Ford Motor Company, General Motors Corporation and a number of foreign OEMs.  In addition, our Drivetrain business sells select remanufactured engines to several European OEMs.

Demand for our products within the Drivetrain business is largely a function of the number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle.  These factors have generally increased over time, thereby increasing demand for our remanufactured products.  Other factors that influence demand for our remanufactured products include product complexity and reliability, the length of OEM warranty periods and the severity of weather conditions.  Because these factors are not directly dependent on new automotive sales levels, demand for remanufactured products within our Drivetrain business has been largely non-cyclical.

Our Drivetrain business has been our primary business since our formation.  For the year ended December 31, 2001, revenue from our Drivetrain business was $266.3 million, or 67% of our total revenue.  In addition, in the United States we also sell remanufactured engines in the independent aftermarket.  For the year ended December 31, 2001, revenue from this engines business was $21.9 million, or 6% of our total revenue.

Our Logistics business consists of three operating units: Logistics Services, a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; Material Recovery, a provider of returned material reclamation and disposition services and management services for failed components, commonly referred to as cores, primarily for Ford and, to a lesser extent, General Motors; and Autocraft Electronics, an automotive electronic remanufacturing and distribution business.  Services within our Logistics business are designed to meet the specialized needs of our customers.

The logistics industry has evolved over the last 20 years due to dramatic improvements in technology and increased demand in customer service requirements.  Growth in our logistics business with AT&T Wireless is primarily dependent on cellular telephone handset demand and AT&T Wireless’ share of new cellular telephone sales volume.  Our logistics business benefits from upgrades in cellular telephone technology through increased replacement demand for more advanced handsets, from any increases in the number of AT&T Wireless subscribers and from any expansion of our service offering with AT&T Wireless.  Because we do not take actual ownership of our cellular telephone inventory, we do not face the risk of inventory obsolescence.  Other growth drivers within our Logistics business include our ability to leverage our expertise in logistics in other industries.  For the year ended December 31, 2001, revenue from our Logistics business was $105.2 million, or 27% of our total revenue, of which AT&T Wireless accounted for 66%.

Industry Background

Automotive Aftermarket

The automotive aftermarket in the United States, which consists of sales of parts and services for vehicles after their original purchase, has been largely non-cyclical and has generally experienced steady growth over the past nine years, unlike the market for new vehicle sales.  According to materials published by the Automotive Aftermarket Industry Association, between 1991 and 2000 (the most recent period for which data is available), estimated U.S.  automotive aftermarket sales increased from approximately $101.8 billion to $168.4 billion.  This consistent growth is due principally to an increase in the number of vehicles in operation, an increase in the average age of vehicles, and an increase in the average number of miles driven per vehicle.  According to these same materials, the aftermarket segment for drivetrain parts is estimated to have been $5.5 billion in 2000.  We believe that within this segment, the market for remanufactured drivetrain products has grown faster than the overall automotive aftermarket.

Remanufacturing Process

Remanufacturing is a process through which used assemblies are returned to a central facility where they are disassembled and their component parts are cleaned, refurbished and tested.  The usable component parts are then combined with new parts in a high volume, precision assembly line or cellular manufacturing process to create remanufactured assemblies.

When an assembly such as a transmission or engine fails, there are generally three alternatives available to return the vehicle to operating condition.  The dealer or independent repair shop may:

•                  remove the assembly, disassemble it into its component pieces, replace worn or broken parts with remanufactured or new components, and reinstall the assembly in the vehicle;

•                  replace the assembly with an assembly from a remanufacturer such as us; or

•                  in rare instances, replace the assembly with a new assembly manufactured by the OEM.

In our remanufacturing operations, we obtain used transmissions, engines and related components, commonly known as cores, from the OEMs.  We then sort the cores by vehicle make and model and either place them into immediate production or store them until needed.  In the remanufacturing process, we evaluate the cores, disassemble them into their component parts and clean, refurbish and test the components that can be incorporated into the remanufactured product.  We replace components that we determine to be not reusable or repairable with other remanufactured or new components.  We conduct inspection and testing at various stages of the remanufacturing process, and we test each finished assembly on equipment designed to simulate performance under operating conditions.  After testing, we generally package completed products for immediate delivery.

There are four primary benefits of using remanufactured components in the repair of vehicles:

•                  First, costs to the OEM associated with remanufactured assemblies generally are substantially less than new or dealer–rebuilt assemblies due to our use of high volume manufacturing techniques and salvage methods that enable us to refurbish and reuse a high percentage of original components, as well as our lower cost of production.  The cost savings produced by remanufactured assemblies helps the OEMs manage their warranty expenses.

•                  Second, remanufactured assemblies are generally of consistent high quality due to the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures we employ in remanufacturing.  By contrast, the quality of rebuilt assemblies generally is less consistent because it is heavily dependent on the skill level of the particular mechanic as well as the availability of adequate tooling and testing equipment.  In addition, the proliferation of transmission and engine designs, the increasing complexity of transmissions and engines that incorporate electronic components and the shortage of highly trained mechanics qualified to rebuild assemblies are leading to what management believes is a trend toward the use of remanufactured assemblies for aftermarket repairs.  For warranty repairs, consistent quality is important to the OEM providing the applicable warranty, because once installed, the remanufactured product is usually covered by the OEM’s warranty for the balance of the original warranty period.

•                  Third, replacement of a component with a remanufactured component generally takes considerably less time than the time needed to rebuild the component, thereby significantly reducing the time the vehicle is at the dealer or repair shop and allows the dealer and repair shops to increase their volume of business.

•                  Fourth, the environmental benefits of remanufacturing may be significant to OEMs.  Remanufacturing in our facilities, when compared to rebuilding at various dealers, generally results in a more efficient re–utilization of parts and a more controlled recycling of scrap materials and excess fluids.  This in turn leads to associated cost savings.  We estimate that we annually re–process thousands of tons of materials that would otherwise have been discarded.

We believe that because of this combination of high quality, low cost and efficiency, the use of remanufactured assemblies for repairs is growing compared to the use of new or rebuilt assemblies.

Logistics Industry

Logistics can generally be defined as the management and transportation of materials and inventory throughout the supply chain as well as the provision of value added services such as assembly, packaging, programming and testing.  The logistics industry has evolved over the last 20 years due to dramatic improvements in technology and increased demand in customer service requirements.  As companies’ logistics decisions involve greater emphasis on cost efficiency and increased focus on core competencies, companies are increasingly reevaluating their in-house logistics functions.  Many companies have decided to outsource the management of all or part of their supply chain as a means to reduce costs, increase asset and labor flexibility and improve customer service.  As a result, third–party logistics providers have become extensively involved in the full range of customer supply chain functions.  The operational efficiencies of a third–party provider enable companies to reduce investments in facilities, information technology, inventory and personnel.  Third–party services include order fulfillment, product labeling and packaging, inventory and warehouse management, product return and repair, reverse logistics and the actual physical movement of goods.

The market for third party logistics providers is highly fragmented.  According to Armstrong & Associates, Inc., the third party logistics market in 2000 was estimated to be $56.4 billion.  Approximately $20.4 billion, or 36% of the estimated third party logistics market in 2000, represents value added warehouse and distribution services.  This segment of the estimated third party logistics market grew by approximately 23% in 2000.  The majority of our Logistics business with AT&T Wireless includes value added warehouse and distribution services.

Logistics Process

Our logistics process is determined in close consultation with our customers.  For instance, for AT&T Wireless, our supply chain management services include warehousing, picking, packing, shipping and delivery of wireless handsets, including wireless data devices, and accessories.  Our integrated logistics services include inventory management, private labeling, kitting and customized packaging, the management and distribution of time sensitive marketing materials and product warranty and returns processing.

Our Competitive Strengths

We believe our core competencies include the following factors:

Our Remanufacturing Technology

We specialize in volume remanufacturing of high-quality automotive transmissions, torque converters, engine long blocks and automotive electronics.  Our remanufacturing process is completed by testing products using state-of-the-art equipment such as sophisticated test stands that enable us to replicate OEM test procedures.

Our High Quality Products with a Sound ISO Quality Foundation

Our remanufactured products are of consistent high quality due to the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures employed in our remanufacturing processes.  We are dedicated to upholding the quality of our customers’ products and hold QS 9000 Certification, ISO-9002 Certification and Ford’s Q1 Certification.

Our Fulfillment and Customer Service Capabilities

Our Logistics business provides high-speed, same day, technology driven fulfillment.  Our logistics approach involves our team of specialists who work with the client to understand deliverables, understand communication points within the supply chain, design solutions, establish operational and business metrics, eliminate waste and improve efficiencies.

Our Information Technology Management and Response Skills

In our Logistics business, we use state-of-the-art software and computer systems to meet customers’ needs in product security and confidentiality, product qualification and identification, inventory management, interactive electronic communication, authorized product sales and commodity recycling, as well as providing customers with solutions for their supply chain management, reverse logistics, product tracking and product history needs, while maintaining service and quality levels.

Our Customer Relationships

In recognition of our consistently high level of service and product quality throughout our relationship with DaimlerChrysler, in each of the eight years prior to and including 2000, we have received the highest award bestowed by Chrysler to its suppliers for which we were eligible.  Additionally, over the past two years, we have strengthened our relationship with many other of our customers, as evidenced by the award of new business with Ford, Jaguar, Isuzu, Kia and General Motors.  To strengthen our customer relationships and improve all aspects of customer service and operations, we have implemented our “Lean and Continuous Improvement” and “Customer Delight” programs.  Under these programs, we have installed a number of training and operating initiatives aimed at improving efficiency and productivity.

Our Growth Strategies

Our strategy is to be a world–class provider of remanufacturing and logistics products and services.  We are pursuing the following growth strategies:

•                  increasing sales to existing customers;

•                  introducing new products;

•                  establishing new customer relationships; and

•                  pursuing potential future acquisitions.

Increasing Sales to Existing Customers

Drivetrain Customers.  We intend to increase our business with our existing Drivetrain customers by working with OEMs to increase dealer utilization of remanufactured transmissions in both the warranty and post-warranty periods.  We are working in tandem with OEMs to highlight to dealers the quality and cost advantages of using remanufactured assemblies versus rebuilding.  We are also working with OEMs to reduce the lag time prior to the introduction of a remanufacturing program for new transmission models and model years.  In addition, the post-warranty repair market, which we believe is significantly larger than the OEM dealer warranty repair market, presents a growth opportunity.  We believe that most post-warranty repairs are performed by aftermarket repair specialists rather than by OEM dealers.  Given the relatively low cost and high quality of remanufactured components, OEM dealers may enhance their cost competitiveness, when compared to independent service centers, through the increased use of remanufactured components as well as providing end customers with a high quality product.  To the extent that OEM dealers increase their level of post-warranty repairs, we are well positioned, given our existing OEM relationships, to capitalize on this market growth.

Logistics Customers.  We intend to increase penetration of our existing Logistics business customer base by broadening our offering of Logistics products and services and by marketing our core competencies as solutions to our customers’ needs.  In 2000, AT&T Wireless awarded us additional programs covering the packaging and distribution of cellular telephone accessories and the distribution of point-of-sale and other marketing materials.  Also, in September 2001, Ford awarded us additional logistics business related to the control and management of Ford core inventory supporting Ford’s remanufactured products for automobiles and light trucks in North America.

Introducing New Products

Drivetrain Business.  We continue to work with our OEM customers to identify additional remanufactured products and services where we can provide value to the OEM.  In this way, we believe that we will be able to leverage our customer relationships and remanufacturing competency.  In 2000, Ford selected us to supply remanufactured transmissions for use in Ford’s new Focus, and to supply a new line of Motorcraftbranded remanufactured transmissions.  In 2001, Chrysler awarded us new contracts for remanufacturing torque converters and valve bodies.

Logistics Business.  We also intend to leverage our core competencies in logistics and electronics remanufacturing by working with our existing and new customers to identify products and services where we can add value in satisfaction of our customers’ needs.  General Motors has awarded us a pilot national material recovery program.

Establishing New Customer Relationships

Drivetrain Customers.  We believe that opportunities for growth exist with select foreign OEMs regarding United Statesbased remanufacturing programs.  We believe that this represents an opportunity for growth and we are currently working to develop programs with these OEMs.  In October 2001, Saturn Corporation awarded us a contract to remanufacture transmissions, valve body assemblies and pump assemblies.

We also look to obtain new customers for our drivetrain products in the independent aftermarket.  In July 2001, we began a program with the National AAMCO Dealers Association, which represents most of the AAMCO dealers across the United States.  Under this program, we provide select remanufactured domestic transmissions to AAMCO dealers.  These dealers currently face a shrinking base of technicians who are qualified to work with the increasing number of transmission types and their increasing technological complexity.  Through this program, we provide various incentives for dealers to purchase remanufactured transmissions directly from us.  We believe that the AAMCO dealers represent a substantial portion of the post-warranty transmission repair market in the United States.

Logistics Customers.  We plan to leverage our existing relationships with automobile OEMs into new logistics customer relationships.  We believe that our logistics services business should be attractive to new customers who recognize that outsourcing this function will enable them to both focus on their core competencies and have an efficient product distribution system.  We also believe that the ability to sell product via Internet auctions, as well as cost savings and environmental benefits provided by our material recovery business, will be attractive to other OEMs.  In June 2001, Mazda North America Operations awarded us a logistics pilot program contract under which we will harvest and consolidate used or excess product and then ship it to Mazda authorized dealers.

Pursuing Future Acquisitions

An important element of our growth strategy is the acquisition and integration of complementary businesses in order to broaden product offerings, capture market share and improve profitability.  We have made various acquisitions in the past and, to the extent suitable acquisition candidates, acquisition terms and financing are available, we intend to make acquisitions in the future.  We currently expect that there may be more acquisition opportunities available in the logistics industry than the automotive drivetrain remanufacturing industry.

Our Drivetrain Remanufacturing Business

Our Drivetrain business consists of five operating units that primarily remanufacture and sell transmissions directly to automobile manufacturers.  Drivetrain segment sales accounted for 77.3%, 73.6%, 68.3% and 67.7% of our 1998, 1999, 2000 and 2001 revenues, respectively.

We remanufacture factory–approved transmissions for warranty and post-warranty replacement of transmissions for DaimlerChrysler, Ford, General Motors and several foreign OEMs, including Mitsubishi, Isuzu, Subaru and Kia, primarily for their United States dealer networks, and Hyundai for its Canadian network.  The number of transmission models we remanufacture has been increasing to accommodate the greater number of models currently used in vehicles manufactured by our OEM customers.

We operate a facility in England that remanufactures factory–approved engines for several European OEMs, including Jaguar and the European divisions of Ford and General Motors.  These engines are used for warranty and post-warranty replacement.  The facility in England also does assembly and modification of new production engines for a number of our OEM customers.

Our largest Drivetrain segment customers are DaimlerChrysler and Ford, to whom we primarily supply remanufactured transmissions for use in Chrysler and Ford automobiles and light trucks.  Additionally, we provide remanufactured components to several other OEMs including transmissions to General Motors, Kia, Mitsubishi, Subaru and Isuzu and engines to Jaguar, Land Rover, Aston Martin and the European divisions of Ford and General Motors.  In general, the OEMs retain ownership of cores.  We generally sell products to each OEM pursuant to supply arrangements for individual transmission or engine models, which supply arrangements typically may be terminated by the OEM on 90 days notice or less.

Historically, we have developed and maintained strong relationships at many levels in both the corporate and factory organizations of the Chrysler division of DaimlerChrysler.  In recognition of our consistently high level of service and product quality throughout our relationship with DaimlerChrysler, in each of the eight years prior to and including 2000, we have received the highest award bestowed by Chrysler to its suppliers for which we were eligible.  We are one of a select group of Chrysler’s suppliers to receive these awards for the eight-year period.  Additionally, over the past two years, we have strengthened our relationships with many of our other Drivetrain customers, as evidenced by the award of new business with Ford, Jaguar, Isuzu and General Motors.  In February 2001, we received an award from Ford for “Dedication to Customer Satisfaction.”

All of our facilities that remanufacture transmissions have QS-9000 certification, a complete quality management system developed for manufacturers who subscribe to the ISO 9002 quality standards.  The system is designed to help suppliers, such as us, develop a quality system that emphasizes defect prevention and continuous improvement in manufacturing processes.  Ford has also awarded us its Q1 quality certification.

DaimlerChrysler began implementing remanufacturing programs for its Chrysler transmission models in 1986 and has utilized us as its sole supplier of remanufactured transmissions since 1989.  DaimlerChrysler has advised us that, by implementing a remanufacturing program for Chrysler vehicles, DaimlerChrysler has realized substantial warranty cost savings, standardized the quality of its dealers’ aftermarket repairs and reduced its own inventory of replacement parts.  We presently do not provide remanufactured transmissions or other components to DaimlerChrysler’s Mercedes Benz division.

We began remanufacturing transmissions for Ford in 1989 and for General Motors in 1985.  We believe that we are the largest provider of remanufactured transmissions to Ford for automobiles and light trucks in North America and we are one of three suppliers of remanufactured transmissions to General Motors.

Our Logistics Business

Our Logistics business provides supply chain management to our customers.  Our operations consist of a warehouse, distribution and turnkey order fulfillment and information services business, an automotive electronic parts remanufacturing and distribution business and a material recovery parts processing, or reverse logistics, and Internet–based auction business.  We acquired our Logistics business as part of the Autocraft acquisition in 1998.

Logistics Customers

AT&T Wireless Services.  The logistics services operating unit provides value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless.  As part of our product offering, we provide bulk and direct fulfillment of cellular telephones and accessories to AT&T Wireless subscribers and partners and point-of-sale and other marketing materials to AT&T Wireless partners.  We deliver products both to AT&T Wireless retail locations and directly to individuals who order a cellular phone.  Our arrangement with AT&T Wireless originally focused primarily on cellular telephones and we then expanded our relationship to include accessories and promotional items.  We also provide accessory packaging services and inventory tracking and management and process all warranty–service exchanges.  We do not take title to any telephones or accessories and do not reflect any of these items as inventory.

Automotive Electronic Components.  The automotive electronic components operating unit remanufactures and distributes radios and instrument and display clusters for General Motors, Delphi and Ford, and remanufactures and distributes various cellular products (e.g., navigation systems) primarily for Ford and General Motors.

Material Recovery.  We provide returned material reclamation and disposition services to assist automobile OEMs with the management of their dealer parts inventory, thereby reducing the OEMs’ parts costs and assisting them in being more environmentally responsible.  Under this program, dealers send their excess and obsolete parts inventory to our facility in Oklahoma City.  We then sort the parts and redistribute the useful parts on behalf of the OEM to other dealers to fill back orders or to the OEM’s product distribution centers for restocking.  Useful parts that are not needed by other dealers or the OEM distribution centers are sold to remanufacturers, wholesale distributors and other aftermarket customers or through an innovative on-line Internet auction process.  Parts that are no longer useful are scrapped and recycled.  The parts remain the property of the OEM, and we receive a fee for our redistribution services.

We developed this program primarily with Ford as a way to substantially improve the rate of recycling of automotive parts.  As a result of the material recovery program, the number of Ford parts that are sent to landfills has been significantly reduced.  We recently expanded the scope of this business by providing similar services, currently on a more limited scale, to General Motors.  We believe that the opportunity to provide material recovery services for other OEMs will arise in the future as OEMs recognize the benefits of this program.

As part of our material recovery program, we have developed an Internet–enabled interactive system that allows an OEM to track the availability, condition and value of core, and to produce dealer credits and facilitate logistics.  Our system also allows an OEM and its dealers and vendors to track product on a real time basis and provides system-wide inventory management, cross–docking and product redistribution capabilities.

Competition

In our Drivetrain business, we primarily compete in the market for remanufactured transmissions sold to the automotive aftermarket through the OEM dealer networks.  This market, narrowly defined, is one in which the majority of industry supply comes from a limited number of participants.  Competition is based primarily on product quality, service, delivery, technical support and price and tends to be split along customer lines.  We believe that we have established excellent relationships with our customers and believe we are well positioned to enhance our competitive position by expanding our product line through the development of new products or acquisition of new businesses.

In our Logistics business, we primarily compete in a fragmented market as a niche participant offering a specialized value–added service requiring severe service level requirements.  Based on our performance levels, we believe we are well positioned to compete in this market.  However, some of our competitors in this segment are larger and have greater financial and other resources.

Corporate History

Since our formation in 1994 at the direction of Aurora Capital Group, we have completed the following acquisitions:

Year	Company		Description	Acquisition Price (1)
				(in millions)
1994	Aaron’s Automotive Products, Inc.	•	Remanufactures transmissions for DaimlerChrysler	$113.2
1995	Component Remanufacturing Specialists, Inc.	•	Remanufactures transmissions for several foreign OEMs, including Hyundai, Mitsubishi, Isuzu, Subaru and Kia	$30.5
1997	ATS Remanufacturing	•	Remanufactures transmissions for General Motors	$12.9	(2)
1998	Autocraft	•	Provides value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services	$121.7
		•	Provides returned material reclamation and disposition services (known as reverse logistics), primarily for Ford and, to a lesser extent, General Motors
		•	Remanufactures transmissions for Ford and remanufactures engines for European operations of Ford, General Motors and Jaguar
		•	Remanufactures and distributes automotive electronic components

(1)          Includes transaction fees and related expenses.

(2)          Excludes subsequent payments totaling $19 million due on each of the first 14 anniversaries of the closing date, of which a total of $4.4 million has been paid through December 31, 2001.

In August 2000, we adopted a plan to discontinue and sell a segment of our business that we referred to as our independent aftermarket.  This independent aftermarket segment consisted of two parts.  The first part was the ATC Distribution Group, Inc., which sold transmission parts to automotive aftermarket customers such as independent transmission rebuilders, general repair shops, distributors and retail automotive parts stores.  This group consisted of various companies that we purchased between 1994 and 1999.  We completed the sale of the Distribution Group in October 2000.  The ATC Distribution Group has been reflected as discontinued operations in the consolidated financial statements and related discussion and analysis included in this annual report.

The second part of the segment was the independent aftermarket engine business that remanufactured domestic and foreign engines primarily for sale not to OEMs, as is the case in our Drivetrain business, but instead through a branch distribution network into the independent aftermarket.  In preparing this independent aftermarket engine business for sale, we restructured the business by eliminating our branch distribution network and selling directly to customers on an overnight basis from four regional distribution centers in the eastern half of the United States, and by applying lean manufacturing techniques to improve productivity, reduce manufacturing costs and improve product quality.  These efforts returned the independent aftermarket engine business to profitability.  However, efforts to identify an interested buyer placing sufficient value on this business were unsuccessful and we ultimately elected to retain our independent aftermarket engine business.

Employees

As of December 31, 2001, we had approximately 3,400 full-time employees.  We believe our employee and labor relations are good.  We have not experienced any work stoppage, and none of our employees are members of any labor union.

Environmental

We are subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes.  These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and damages resulting from, past spills, disposals or other releases of hazardous substances.

In connection with the acquisition of our subsidiaries, some of which have been subsequently divested or relocated, we conducted certain investigations of these companies’ facilities and their compliance with applicable environmental laws.  The investigations, which included Phase I assessments by independent consultants of all manufacturing and various distribution facilities, found that a number of these facilities have had or may have had releases of hazardous materials that may require remediation and also may be subject to potential liabilities for contamination from off-site disposal of substances or wastes.  These assessments also found that reporting and other regulatory requirements, including waste management procedures, were not or may not have been satisfied.  Although there can be no assurance, we believe that, based in part on the investigations conducted, in part on remediation completed prior to or since the acquisitions, and in part on the indemnification provisions of the agreements entered into in connection with our acquisitions, we will not incur any material liabilities relating to these matters.

One of our former subsidiaries, RPM, leased several facilities in Azusa, California located within what is part of the San Gabriel Valley Superfund Site (the Superfund Site).  Neither Aftermarket Technology Corp. nor RPM has been named as a Potentially Responsible Party (PRP) for the Superfund Site, but the entity that leased the facilities to RPM has been named as one of approximately nineteen PRPs.  Under the Comprehensive Environmental Response Compensation and Liability Act (Superfund), PRPs, which include current and former owners and operators of a contaminated site, as well as persons who sent or transported waste to the site, are responsible for the clean–up of the site and for damage to natural resources caused by contamination at the site.  The United States Environmental Protection Agency (EPA) has preliminarily estimated that it will cost between $150 million and $200 million to construct and operate for an indefinite period an interim groundwater remediation system for the portion of the Superfund Site where the leased properties are located.  The actual cost of this remediation could vary substantially from this estimate and additional costs associated with the Superfund Site are likely to be assessed.  RPM moved all manufacturing operations out of the Superfund Site area in 1995.  Since June 1995, RPM’s only real property interest in this area has been the lease of a 6000 square foot warehouse.  The company that sold us RPM and that company’s shareholders indemnified us from liabilities for conditions in existence on or before our acquisition of RPM.  There can be no assurance, however, that we would be able to obtain any recovery under this indemnity.  Since our acquisition of RPM, we have engaged in negotiations with EPA to settle any liability that RPM may have for the Superfund Site.  Although there can be no assurance, we believe that we will not incur any material liability as a result of RPM’s lease of properties within the Superfund Site.

In connection with the October 2000 sale of our Distribution Group, we have agreed to indemnify the buyer against environmental liability at former Distribution Group facilities that had been closed prior to the Distribution Group sale, including the former facilities in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio.  We also agreed to indemnify the buyer against any other environmental liability of the Distribution Group relating to periods prior to the closing of the Distribution Group sale.  Our indemnification obligations to the buyer are, in most cases, subject to a $750,000 deductible and a $12.0 million cap except with respect to closed facilities.

Certain Factors Affecting the Company

We rely on a few major customers for a significant majority of our business and the loss of any of those customers, or significant changes in prices or other terms with any of our major customers, could reduce our net income and operating results.

A few customers account for a significant majority of our net revenues each year.  In 2001, we had three customers that individually accounted for more than 10% of our revenues.  Ford accounted for approximately 29.6%, 30.0% and 34.6% of our net sales for 1999, 2000 and 2001, respectively, DaimlerChrysler accounted for 31.6%, 29.6% and 24.7% of our net sales in 1999, 2000 and 2001, respectively, and AT&T Wireless accounted for 6.3%, 14.1% and 17.6% of our net sales during 1999, 2000 and 2001, respectively.  If we lose any of these customers, or if any of them reduces or cancels a significant order, our net sales and operating results could decrease significantly.

DaimlerChrysler and Ford, like other North American OEMs, generally require that their dealers using remanufactured products for warranty application use only products from approved suppliers.  Although we are currently the only factory–approved supplier of remanufactured transmissions for Chrysler automobiles and light trucks and one of two suppliers to Ford, DaimlerChrysler and Ford are not obligated to continue to purchase our products and generally may terminate our agreements on 90 days notice or less.  They may approve other suppliers in the future and we may not be able to maintain or increase our sales to them.  Within the last five years the standard new vehicle warranty provided by our customers has varied and shorter warranty periods could be implemented in the future.  Any shortening of warranty periods could reduce the amount of warranty work performed by dealers and reduce the demand for our services.

Substantially all of our contracts or arrangements with our customers are terminable on 90 days notice or less.  In addition, we periodically renegotiate the prices and other terms of our products with our customers.  For instance, in 2001, we reduced our prices to Chrysler, as requested, by approximately 5%.  In addition, our arrangements with AT&T Wireless will expire, and may be subject to a price renegotiation, within the next year.  Because of the short termination periods and periodic price negotiations, we cannot give any assurances of the stability of the prices for our products and, therefore, our revenue streams.  Significant price fluctuations could materially affect our business.

Interruptions or delays in obtaining transmission cores and component parts could impair our business.

In our remanufacturing operations, we obtain used transmissions, engines and related components, commonly known as cores, which are sorted and either placed into immediate production or stored until needed.  The majority of the cores we remanufacture are obtained from OEMs.  Our ability to obtain cores of the types and in the quantities we require is critical to our ability to meet demand and expand production.  With the increased acceptance in the aftermarket of remanufactured assemblies, the demand for cores has increased.  We have periodically experienced situations in which the inability to obtain sufficient cores has limited our ability to accept orders.  We may experience core shortages in the future.  In addition, from time to time, we experience shortages of components manufactured by our OEM customers that we require for our transmission remanufacturing process.  If we experience such shortages for an extended period of time, it could have a material adverse effect on our business and negatively impact our competitive position.

Our financial results are affected by transmission failure rates, which are outside our control.

Our quarterly and annual operating results are affected by transmission failure rates, and a drop in rates could adversely affect sales or profitability or lead to variability of our operating results.  Generally, if transmissions last longer, there will be less demand for our remanufactured transmissions.  Transmission failure rates could drop due to a number of factors outside our control, including:

•                  consumers retaining automobiles for shorter periods, which could occur in periods of economic growth or stability;

•                  transmission design that results in greater reliability;

•                  consumers driving fewer miles per year, which could occur if gasoline prices were to increase; and

•                  mild weather, such as that being experienced in early 2002.

Our financial results are affected by our customers’ policies, which are outside our control.

Our financial results are also affected by the policies of our OEM customers.  Changes to our key OEM customers’ policies that could materially affect our business include:

•                  shortened warranty periods that could reduce the demand for our products;

•                  reductions in the amount of inventory our OEM customers elect to retain;

•                  longer time periods before remanufactured transmissions are introduced for use with a particular automobile; and

•                  guidelines that affect dealer decisions to rebuild units at the dealer rather than install remanufactured transmissions.

Our Logistics business is dependent on the strength of our customers.

AT&T Wireless, our principal Logistics customer, operates in a highly competitive technology market.  The number of cell phones sold by AT&T Wireless, whether to new subscribers or as replacement phones to existing subscribers, is dependent on its ability to keep pace with technological advancements and to provide service programs and prices that are attractive to current and potential customers.  Our Logistics revenue from AT&T Wireless is substantially related to the number of phones sold by AT&T Wireless.  Consequently, any material decrease in phones sold by AT&T Wireless will materially and adversely affect our Logistics revenue.

We may incur material liabilities under various federal, state, local and foreign environmental laws.

We are subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes.  These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and the damages resulting from, past spills, disposals or other releases of hazardous substances.  In connection with our acquisition activity, we have conducted certain investigations of facilities we have acquired and their compliance with applicable environmental laws.  Similarly, in the course of lease terminations, we have generally conducted investigations into potential environmental impacts resulting from our operations.  These investigations revealed various environmental matters and conditions that could expose us to liability or which have required us to undertake compliance–related improvements or remedial activities.  Furthermore, one of our former subsidiaries, RPM, leased several facilities in Azusa, California located within what is now a federal Superfund site.  The entity that leased the facilities to RPM has been identified by the United States Environmental Protection Agency as one of the many potentially responsible parties for environmental liabilities associated with that Superfund site.  Any liability we may have from this site or otherwise under environmental laws could materially affect our business.

Substantial competition could reduce our market share and significantly harm our financial performance.

While we believe that our business is well positioned to compete in our two primary market segments, transmission remanufacturing and logistics, our industry segments are highly competitive.  We may not be successful in competing against other companies, some of which are larger than us and have greater financial and other resources available to them than we do.  Increased competition could require us to reduce prices or take other actions which may have an adverse effect on our operating results.

Our stock price is volatile, and investors may not be able to recover their investment if our stock price declines.

The stock price of our common stock has been volatile and can be expected to be affected by factors such as:

•                  quarterly variations in our results of operations, which may be impacted by, among other things, price renegotiations with our customers;

•                  quarterly variations in the results of operations or stock prices of comparable companies;

•                  announcements of new products or services offered by us or our competitors;

•                  changes in earnings estimates or buy/sell recommendations by financial analysts;

•                  the stock price performance of our customers; and

•                  general market conditions or market conditions specific to particular industries.

In addition to the factors listed above affecting us, our competitors and the economy generally, the stock price of our common stock may be affected by any significant sale of shares by our principal stockholders.  As of March 1, 2002, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. collectively owned 9,761,478 shares of our common stock.  Any significant sales by the Aurora partnerships of these shares could have a negative impact on our stock price.

Our future operating results may fluctuate significantly.

We may experience significant variations in our future quarterly results of operations.  These fluctuations may result from many factors, including the condition of our industry in general and shifts in demand and pricing for our products.  Our operating results are also highly dependent on our level of gross profit as a percentage of net sales.  Our gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control. These factors include:

•                  pricing strategies;

•                  changes in product costs from vendors;

•                  the risk of some of the items in our inventory becoming obsolete;

•                  the relative mix of products sold during the period; and

•                  general market and competitive conditions.

Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period.

Our success depends on our ability to retain our senior management and to attract and retain key personnel.

Our success depends to a significant extent on the efforts and abilities of our senior management team.  We have various programs in place to motivate, reward and retain our management team, including bonus and stock option plans.  However, the loss of one or more of these persons could have an adverse effect on our business.  Our success and plans for future growth will also depend on our ability to hire, train and retain skilled workers in all areas of our business.  We currently do not have key executive insurance relating to our senior management team.

We cannot predict the impact of unionization efforts or labor shortages on our business.

From time to time, labor unions have indicated their interest in organizing our workforce.  Given that our OEM customers are in the highly unionized automotive industry, our business is likely to continue to attract the attention of union organizers.  While these efforts have not been successful to date, we cannot give any assurance that we will not experience additional union activity in the future.  Any union organization activity, if successful, could result in increased labor costs and, even if unsuccessful, could result in a temporary disruption of our production capabilities and a distraction to our management.  Additionally, we need qualified managers and a number of skilled employees with technical experience in order to operate our business successfully.  From time to time, there may be a shortage of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees.  If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

We are subject to risks associated with future acquisitions.

An important element of our growth strategy is the acquisition and integration of complementary businesses in order to broaden product offerings, capture market share and improve profitability.  We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, obtain financing on acceptable terms or reach mutually agreeable terms with acquisition candidates.  The negotiation of potential acquisitions as well as the integration of an acquired business could require us to incur significant costs and cause diversion of our management’s time and resources.  Future acquisitions by us could result in:

•                  dilutive issuances of equity securities;

•                  reductions in our operating results;

•                  incurrence of debt and contingent liabilities;

•                  future impairment of goodwill and other intangibles; and

•                  other acquisition–related expenses.

Some or all of these items could have a material adverse effect on our business.  The businesses we acquire in the future may not achieve sales and profitability that justify our investment.  In addition, to the extent that consolidation becomes more prevalent in our industry, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our growth.

We may encounter problems in integrating the operations of companies that we acquire.

We may encounter difficulties in integrating any businesses we acquire with our operations.  The success of these transactions depends on our ability to:

•                  retain key management members and technical personnel of acquired companies;

•                  successfully merge corporate cultures and operational and financial systems; and

•                  realize sale and cost reduction synergies.

Furthermore, we may not realize the benefits we anticipated when we entered into these transactions.  In addition, after we have completed an acquisition, our management must be able to assume significantly greater responsibilities, and this in turn may cause them to divert their attention from our existing operations.  Any of the foregoing could have a material adverse effect on our business and results of operations.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As of December 31, 2001, our outstanding indebtedness was $197.8 million.  While the proceeds from our public offering that was completed on March 8, 2002 have been used to reduce our outstanding indebtedness, we expect that our indebtedness, including borrowings under our new credit facility, may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions.  Our consolidated indebtedness level could materially affect our business because:

•                  a substantial portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes, which amount would increase if prevailing interest rates rise;

•                  it may materially limit or impair our ability to obtain financing in the future;

•                  it may reduce our flexibility to respond to changing business and economic conditions or take advantage of business opportunities that may arise; and

•                  our ability to pay dividends is limited.

In addition, our new credit facility requires us to meet specified financial ratios and limits our ability to enter into various transactions.  The terms of our current outstanding 12% senior subordinated notes, which will be fully redeemed on April 8, 2002, limit our ability to incur additional indebtedness.

If we default on any of our indebtedness, or if we are unable to obtain necessary liquidity, our business could be adversely affected.

Our significant stockholders have the ability to influence all matters requiring the approval of our board of directors and our stockholders.

As of March 1, 2002, the Aurora partnerships held approximately 66% of our voting power, through direct ownership of shares and voting arrangements, and four of the nine members of our Board of Directors are affiliated with the Aurora partnerships.  As a result, they are able to exercise substantial control over us.  As a result, it may be more difficult for a third party to acquire us.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management” and Item 13. “Certain Relationships and Related Transactions.”

Our certificate of incorporation contains provisions that may hinder or prevent a change in control of our company.

Provisions of our certificate of incorporation could make it more difficult for a third party to obtain control of us, even if such a change in control would benefit our stockholders.  Our Board of Directors can issue preferred stock without stockholder approval.  The rights of common stockholders could be adversely affected by the rights of holders of preferred stock that we issue in the future.  These provisions could discourage a third party from obtaining control of us.  Such provisions may also impede a transaction in which our stockholders could receive a premium over then current market prices and our stockholders’ ability to approve transactions that they consider in their best interests.

ITEM 2.           PROPERTIES

We conduct our business from the following facilities:

Location	Approx. Sq. Feet	Lease Expiration Date	Products Produced/Services Provided
Joplin, MO	264,000	2008	transmissions and transfer cases (1)
Springfield, MO	280,800	2004	transmissions (1)
Springfield, MO	200,000	2006	engines (1)
Gastonia, NC	130,000	2002	transmissions and valve bodies (1)
Mahwah, NJ	160,000	2003	transmissions, transfer cases and assorted components (1)
Oklahoma City, OK	98,000	owned	returned material reclamation and disposition (2)
Oklahoma City, OK	207,000	owned	transmissions (1)
Carrollton (Dallas), TX	39,000	2006	radios and instrument and display clusters (2)
Ft. Worth, TX	220,000	2008	cellular phone and accessory distribution (2)
Ft. Worth, TX	108,000	2005	cellular phone accessory packaging and returns processing (2)
Houston, TX	50,000	2002	radios (2)
Grantham, England	120,000	owned	engines and related components(2)

(1)          This facility is used by the Drivetrain business.

(2)          This facility is used by the Logistics business.

We also lease assorted warehouses and space for our corporate offices and computer services centers.  We believe that our current facilities are adequate for the current level of our activities. In the event we were to require additional facilities, we believe that we could procure acceptable facilities.

ITEM 3.                                         LEGAL PROCEEDINGS

From time to time, we have been, and currently are, involved in various legal proceedings.  Management believes that all of our litigation is routine in nature and incidental to the conduct of our business, and that none of our litigation, if determined to be adverse to us, would have a material adverse effect, individually or in the aggregate, on us.

ITEM 4.                                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 2001.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the Nasdaq National Market under the symbol “ATAC” since our initial public offering in December 1996.  As of March 1, 2002, there were approximately 84 record holders of our common stock.  The following table sets forth for the periods indicated the range of high and low sale prices of the common stock as reported by Nasdaq:

	High	Low
2001
First quarter	$6.00	$2.38
Second quarter	7.50	4.50
Third quarter	15.63	7.11
Fourth quarter	19.99	13.26
2000
First quarter	$13.88	$9.44
Second quarter	12.88	5.00
Third quarter	8.88	5.00
Fourth quarter	6.38	1.63

On March 1, 2002, the last sale price of the common stock, as reported by Nasdaq, was $17.09 per share.

We have not paid cash dividends on the common stock to date.  Because we currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness, we do not intend to pay cash dividends on the common stock in the foreseeable future.  Furthermore, as a holding company with no independent operations, the ability of Aftermarket Technology Corp. to pay cash dividends is dependent upon the receipt of dividends or other payments from its subsidiaries.  The agreement for our bank credit facility contains certain covenants that, among other things, prohibit the payment of dividends.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”  Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

On June 23, 2000, September 17, 2001 and September 21, 2001, we issued 114,218 shares, 61,775 shares and 120,146 shares, respectively, of our common stock in transactions that were not registered under the Securities Act of 1933, as amended.  The shares were issued upon the exercise of warrants that had been issued by us in 1994 to two individuals in exchange for services rendered in connection with our original acquisitions.  The warrant exercise price of $1.67 per share was paid in each case by us withholding a number of the warrant shares having a fair market value equal to the aggregate exercise price.  We relied on Section 4(2) of the Securities Act as an exemption from registration, based on the private nature of the offering and the limited number of offerees.

ITEM 6.                                         SELECTED FINANCIAL DATA

The selected financial data presented below with respect to the statements of operations data for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto.  The selected financial data with respect to the statement of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997, are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, but are not included herein.  The data provided should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included in this Annual Report.  The results of the Distribution Group, Inc. subsidiary, which was sold in October 2000, are classified as discontinued operations in the selected financial data presented below.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$393,381	$372,493	$365,563	$300,723	$191,058
Cost of sales	255,360	248,438	246,224	219,539	114,956
Special charges (1)	216	9,134	2,965	1,347	—
Gross profit	137,805	114,921	116,374	79,837	76,102
Selling, general and administrative expenses	59,939	57,331	56,736	47,496	30,430
Amortization of intangible assets	5,028	5,255	5,527	5,038	3,273
Special charges (1)	5,114	23,450	4,345	5,327	—
Income from operations	67,724	28,885	49,766	21,976	42,399
Interest income	1,524	234	—	—	—
Interest expense and other, net	(21,623)	(24,830)	(23,251)	(21,917)	(15,213)
Income tax expense	(18,098)	(1,883)	(9,739)	(974)	(10,902)
Income (loss) from continuing operations (2)(3)	$29,527	$2,406	$16,776	$(915)	$16,284
Income (loss) from continuing operations per share (4)	$1.40	$0.11	$0.79	$(0.05)	$0.84
Shares used in computation of income from continuing operations per share (4)	21,059	21,163	21,164	19,986	19,335

Other Data:
Capital expenditures (5)	$13,516	$11,682	$10,072	$10,764	$6,293

	As of December 31,
	2001	2000		1999	1998	1997
	(In thousands)
Balance Sheet Data:
Working capital, continuing operations	$52,700	$53,457		$29,744	$36,128	$44,855
Property, plant and equipment, net	52,577	46,276		47,897	45,830	16,737
Total assets	396,858	407,499		577,782	517,794	360,477
Long-term liabilities, less current portion	181,694	213,537		302,491	258,051	152,571
Common stockholders’ equity	109,335	80,239	(6)	176,144	168,011	175,429

(1)          See Item 8. “Consolidated Financial Statements and Supplementary Data-Note 19” for a description of special charges.

(2)          Income (loss) from continuing operations for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 excludes income (loss) from discontinued operations, net of income taxes, of $(959), $(99,289), $(9,969), $(6,200) and $6,719, respectively.

(3)          Income (loss) from continuing operations for the year ended December 31, 1998 excludes an extraordinary item in the amount of $703 ($1,172 less related income tax benefit of $469).  In addition, income (loss) from continuing operations for the year ended December 31, 1997 excludes an extraordinary item in the amount of $3,749 ($6,269 less related income tax benefit of $2,520).

(4)          See Item 8. “Consolidated Financial Statements and Supplementary Data-Note 14” for a description of the computation of earnings per share.

(5)          Excludes capital expenditures made by certain of the Company’s subsidiaries prior to such subsidiaries’ respective acquisitions and any capital expenditures made in connection with such acquisitions.

(6)          Common stockholders’ equity as of December 31, 2000 reflects the loss on the sale of our Distribution Group business and from the initial discontinuance of, and subsequent election to retain, our independent aftermarket engine business.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report.  See Item 8. “Consolidated Financial Statements and Supplementary Data.”

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this Annual Report.

Overview

We are a leading remanufacturer and distributor of drivetrain products used in the repair of automobiles and light trucks in the automotive aftermarket.  Our Logistics business is a provider of value added warehouse and distribution services as well as returned material reclamation and disposition services. Our Logistics business also remanufactures and distributes electronic components.

Demand for our products within the Drivetrain business is largely a function of the number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle.  These factors have generally increased over time, thereby increasing demand for our remanufactured products.  Other factors that influence demand for our remanufactured products include product complexity and reliability, the length of OEM warranty periods and the severity of weather conditions.  Because these factors are not directly dependent on new automotive sales levels, demand for remanufactured products within our Drivetrain business has been largely non-cyclical.

Our Drivetrain business has been our primary business since our formation.  For the year ended December 31, 2001, revenue from our Drivetrain business was $266.3 million, or 67.7% of our total revenue.  In addition, in the United States we also sell remanufactured engines in the independent aftermarket.  For the year ended December 31, 2001, revenue from this engines business was $21.9 million, or 5.6% of our total revenue.

Growth in our logistics business with AT&T Wireless is primarily dependent on cellular telephone handset demand and AT&T Wireless’ share of new cellular telephone sales volume. Our logistics business benefits from upgrades in cellular telephone technology through increased replacement demand for more advanced handsets, from any increases in the number of AT&T Wireless subscribers and from any expansion of our service offering with AT&T Wireless. Because we do not take actual ownership of our cellular telephone inventory, we do not face the risk of inventory obsolescence. Other growth drivers within our Logistics business include our ability to leverage our expertise in logistics in other industries. For the year ended December 31, 2001, revenue from our Logistics business was $105.2 million, or 26.7% of our total revenue, of which AT&T Wireless accounted for 65.7%.

Components of Income and Expense

Revenue.  In our Drivetrain Remanufacturing segment and independent aftermarket engines business, we recognize revenues, primarily from the sale of remanufactured transmissions and remanufactured engines, at the time of shipment to the customer and, to a lesser extent, upon the completion or performance of a service. In our Logistics segment, revenue is primarily related to providing;

•                  value added warehouse and distribution services;

•                  turnkey order fulfillment and information services;

•                  returned material reclamation and disposition services;

•                  core management services; and

•                  automotive electronic components remanufacturing and distribution services,

and is generally recognized upon completion or performance of those services.

Cost of Sales.  Cost of sales represents the actual cost of purchased components and other materials, direct labor, indirect labor and warehousing cost and manufacturing overhead costs, including depreciation, utilized directly in the production of products or performance of services for which revenue has been recognized.

Selling, General & Administrative Expense.  Selling, general and administrative (“SG&A”) expenses generally are those costs not directly related to the production process or the performance of a revenue generating service and include all selling, marketing and customer service expenses as well as expenses related to general management, finance and accounting, information services, human resources, legal, and corporate overhead expense.

Amortization of Intangibles.  Amortization of intangibles consists primarily of the amortization of goodwill. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which no longer permits the amortization of goodwill and indefinite–lived intangible assets.  Instead, these assets must be reviewed annually (or more frequently under specified conditions) for impairment in accordance with SFAS No. 142.  We are required to adopt SFAS No. 142 effective January 1, 2002.  The effect of not amortizing goodwill is expected to result in an increase to income from operations in fiscal 2002 of approximately $5.0 million.  The adoption of the impairment provisions of SFAS No. 142 is not expected to have a significant effect on the Company’s results of operations or its financial position.

Special Charges.  We have periodically identified areas where cost reductions and efficiencies could be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems. Some of these cost reduction or process improvement initiatives result in costs which we have described as special charges and include, but are not limited to, severance benefits for terminated employees, lease termination and other facility exit costs, losses on the disposal of fixed assets, impairment of goodwill and write–down of inventories.

Critical Accounting Policies

Our financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions.  We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Reserve for Inventory Obsolescence.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about market conditions, future demand and expected usage rates.  If actual market conditions are less favorable than those projected by management causing usage rates to vary from those estimated, additional inventory write-downs may be required.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by product failure rates.  Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.

Deferred Tax Assets.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, should we determine that we would not be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period.  If a customer’s financial condition were to deteriorate, additional allowances may be required.

Segment Reporting

We have two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment. The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to DaimlerChrysler, Ford, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to European OEMs including Ford’s and General Motor’s European operations and Jaguar. Our Logistics segment consists of three operating units:

•                  a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless;

•                  a provider of returned material reclamation and disposition services and core management services primarily to Ford and to a lesser extent, General Motors; and

•                  an automotive electronic components remanufacturing and distribution business, including components for the OnStar program, primarily for Delphi and Visteon.

Our independent aftermarket engine business, which is not a separate reportable segment and is shown as “Other,” remanufactures and distributes domestic and foreign engines and recently began distributing select remanufactured domestic transmissions from four regional distribution centers primarily to independent aftermarket customers.

We evaluate the performance of each segment based upon income from operations. The reportable segments and the “other” business unit are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels.

Results of Operations

The following table sets forth financial statement data expressed as a percentage of net sales.

	Year Ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.9	66.7	67.4
Special charges	0.1	2.5	0.8
Gross profit	35.0	30.8	31.8
SG&A expenses	15.2	15.4	15.5
Amortization of intangible assets	1.3	1.4	1.5
Special charges	1.3	6.2	1.2
Income from operations	17.2	7.8	13.6
Interest income	0.4	0.1	—
Interest expense and other, net	5.5	6.7	6.4
Income from continuing operations, before income taxes	12.1	1.2	7.2
Income tax expense	4.6	0.6	2.6
Income from continuing operations	7.5%	0.6%	4.6%

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Income from continuing operations increased $27.1 million, to $29.5 million in 2001 from $2.4 million in 2000.  During 2001, we recorded pre-tax special charges of $5.3 million, primarily related to initiatives designed to improve operating efficiencies and reduce costs (see “Special Charges” below) and a non-recurring gain of $0.9 million related to the sale of the preferred stock of the Distribution Group, which we received in 2000 as partial consideration for the sale of that business. Additionally, in 2000, we recorded $32.6 million (pre-tax) of special charges primarily related to the write-off of goodwill and the recording of valuation allowances for specified assets associated with our decision to discontinue our independent aftermarket engine business.  This business was subsequently retained (see “Discontinued Operations”).  Excluding the special charges and non-recurring gain, income from continuing operations increased $9.5 million, or 41.7%, to $32.3 million for the year ended December 31, 2001 from $22.8 million in 2000.  This increase was primarily attributable to substantial growth in the Logistics segment, productivity improvements resulting from our lean and continuous improvement program and other cost reduction initiatives and increased profitability in the independent aftermarket engine business, partially offset by reduced margins in the Drivetrain Remanufacturing segment largely related to price and inventory reduction initiatives at certain OEM customers.  Income from continuing operations per diluted share was $1.40 for 2001 as compared to $0.11 for 2000.  Excluding the special charges and non-recurring gain, income from continuing operations per diluted share was $1.53 for 2001 as compared to $1.08 for 2000.

Net Sales.  Net sales increased $20.9 million, or 5.6%, to $393.4 million for 2001 from $372.5 million for 2000.  This increase was driven primarily by:

•                  growth in the Logistics segment, attributable to an increase in sales for value-added warehouse and distribution services, driven by the growth in the market for cellular phones and services;

•                  growth in the Logistics segment attributable to the ramp up of the two new programs we were awarded by AT&T Wireless in early 2000, covering the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials, which began generating revenue for us in the second half of 2000; and

•                  growth in the Drivetrain Remanufacturing segment, primarily related to an increase in sales of remanufactured transmissions to Ford.

This increase was partially offset by a decline in remanufactured transmissions sold to DaimlerChrysler as a result of its inventory reduction initiative, a decline in revenue in the independent aftermarket engine business resulting from a change in the distribution channel for this business and a decline in revenue in the Logistics segment related to the termination of its remanufactured electronic control module product line.

Sales to DaimlerChrysler accounted for 24.7% and 29.6%, Ford accounted for 34.6% and 30.0% and AT&T Wireless accounted for 17.6% and 14.1% of our revenues for 2001 and 2000, respectively.

Gross Profit.  Gross profit increased $22.9 million, or 19.9%, to $137.8 million for 2001 from $114.9 million for 2000.  Excluding special charges of $0.2 million recorded during 2001 and $9.1 million of special charges related to the independent aftermarket engine business recorded during 2000, gross profit increased $14.0 million, or 11.3%.  This increase was primarily the result of increased sales in the Logistics segment and improved productivity as a result of our lean and continuous improvement program and other cost reduction initiatives, partially offset by a decline in gross profit in the Drivetrain Remanufacturing segment resulting from:

•                  price concessions provided to DaimlerChrysler as a result of their request for supplier participation in their cost reduction initiatives;

•                  the sales mix of remanufactured transmissions; and

•                  production inefficiencies resulting from the impact of DaimlerChrysler’s and GM’s inventory reduction initiatives.

As a percentage of net sales, gross profit before special charges increased to 35.1% in 2001 from 33.3% for 2000.

SG&A Expenses.  SG&A expenses increased $2.6 million, or 4.5%, to $59.9 million for 2001 from $57.3 million for 2000.  The increase was primarily the result of an increase in spending in support of growth initiatives in the Logistics segment and on our Lean and Continuous Improvement and Customer Delight initiatives, partially offset by a decrease in cost in the independent aftermarket engine business resulting from the elimination of our branch distribution network.  As a percentage of net sales, SG&A expenses decreased slightly to 15.2% for 2001 from 15.4% for 2000.

Amortization of Intangible Assets.  Amortization of intangible assets decreased $0.3 million, or 5.7%, to $5.0 million for 2001 from $5.3 million for 2000, primarily attributable to the write–off of goodwill related to the independent aftermarket engine business on June 30, 2000.

Special Charges.  During 2001, we recorded $5.3 million of special charges ($3.3 million net of tax) including $2.4 million for the Drivetrain Remanufacturing segment, $2.4 million for the Logistics segment and $0.5 million for consolidation of our two information systems groups.  The $2.4 million related to the Drivetrain Remanufacturing segment consists of $1.6 million of severance and related costs for 35 people, primarily associated with the de-layering of certain management functions and $0.8 million of facility exit and idle capacity costs associated with facility consolidations and implementation of cellularized manufacturing within the segment.  The $2.4 million of special charges in the Logistics segment are primarily related to a decision to exit an unprofitable product line and include the following:

•                  $1.9 million of costs related to the shut-down of our remanufactured automotive electronic control modules operation including:

o                 $0.7 million of severance and related costs for 118 people;

o                 $0.6 million related to the write-down of fixed assets;

o                 $0.3 million of facility exit and other costs related to the shutdown;

o                 $0.2 million related to inventory write–downs (classified as Cost of Sales-Special Charges); and

o                 $0.1 million for the write-down of uncollectible accounts receivable balances; and

•                  $0.5 million of severance and related costs for eight people primarily associated with the upgrade of certain management functions within the segment.

             The $0.5 million related to our two information systems groups is related to severance costs for four people primarily associated with the consolidation of those functions.

             During 2000, we recorded $32.6 million of special charges related to the reorganization of our independent aftermarket engine business. These charges included the following:

•                  $15.6 million for the impairment of goodwill;

•                  $5.8 million for the write-down of fixed assets to estimated net realizable value;

•                  $5.4 million for the write-down of inventory to estimated net realizable value (classified as Cost of Sales-Special Charges);

•                  $3.8 million for product warranty costs of units remanufactured and sold prior to 2000 (classified as Cost of Sales-Special Charges);

•                  $0.9 million for the write-down of uncollectible accounts receivable balances; and

•                  $0.7 million of exit costs and $0.4 million of severance costs for 56 people primarily associated with the shutdown of our branch distribution network.

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems.  Implementation of any of these could require us to incur special charges, which would be offset over time by the projected cost savings.

Income from Operations.  Income from operations increased $38.8 million, to $67.7 million for 2001 from $28.9 million for 2000.  Excluding special charges of $5.3 million recorded in 2001 and $32.6 million of special charges related to the independent aftermarket engine business recorded in 2000, income from operations increased $11.5 million, or 18.7%, to $73.0 million for 2001 from $61.5 million for 2000.  As a percentage of net sales, income from operations before special charges increased to 18.6% from 16.5%, between the two periods.

Interest Income.  Interest income of $1.5 million and $0.2 million was recorded during 2001 and 2000, respectively, on the 18% senior subordinated promissory note received by us as partial consideration for the sale of the Distribution Group on October 27, 2000.

Other Income (Expense), Net.  Other income (expense), net increased $0.9 million to income of $0.8 million in 2001 from a loss of $0.1 million in 2000. This increase was the result of a non-recurring gain on the sale of the preferred stock of the Distribution Group, which was received in 2000 as partial consideration for the sale of that business.

Interest Expense.  Interest expense decreased $2.4 million, or 9.7%, to $22.4 million for 2001 from $24.8 million for 2000.  This decrease was the result of a general decline in interest rates combined with a reduction in debt outstanding.  Interest expense for 2000 of $5.2 million was allocated to discontinued operations based on the actual consideration received from the sale of the Distribution Group.

Discontinued Operations.  On August 3, 2000, we adopted a plan to discontinue a segment of our business that we referred to as our independent aftermarket. This segment consisted of the Distribution Group and the independent aftermarket engine business. We planned to sell the Distribution Group by December 31, 2000 and the independent aftermarket engine business by June 30, 2001. Management believed that the planned exit from these businesses, which provided the opportunity to reduce debt and generated a significant tax shelter, offered a strategic opportunity to focus resources on our businesses that were profitable and had greater growth potential. As a result of the decision to exit these businesses, we recorded a charge for the loss on disposal of discontinued operations.

             On October 27, 2000, we completed the sale of the Distribution Group to an affiliate of The Riverside Company. Our plan with respect to the independent aftermarket engine business was to restructure and return it to profitability prior to finding a buyer. Our restructuring of our independent aftermarket engine business, which

•                  eliminated our 21 branch distribution network and replaced it with a business model that sells and distributes remanufactured engines directly to independent aftermarket customers on an overnight delivery basis from four regional distribution centers;

•                  applied lean manufacturing techniques to improve productivity and reduce manufacturing cost; and

•                  significantly improved product quality to reduce product warranty cost,

was successful in returning this business to profitability.  However, efforts to identify an interested buyer placing sufficient value on this business were unsuccessful.  Consequently, on June 25, 2001, we elected to retain our independent aftermarket engine business.  As a result of this decision and in accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of the remanufactured engines business have been reclassified from discontinued operations to continuing operations for all periods presented.

During 2001, we recorded a charge of $1.0 million related to discontinued operations, net of tax benefits of $0.6 million. This charge included the following on a pre-tax basis: $2.7 million in expense for the increase to the estimated loss on the sale of the Distribution Group, $2.1 million in income for the reversal of the estimated accrued loss on disposal of our independent aftermarket engine business and $1.0 million in expense for the reclassification of the operating results of our independent aftermarket engine business from discontinued operations to continuing operations, as required per EITF No. 90-16.

During the year ended December 31, 2000, we recorded a charge of $94.5 million for the loss on disposal of discontinued operations ($92.8 million for the Distribution Group and $1.7 million for our independent aftermarket engine business), net of income tax benefits of $46.9 million.  The charge of $94.5 million included the write-off of goodwill, valuation allowances for specified assets, provisions for anticipated operating losses until disposal, and anticipated costs of disposal, including lease terminations, severance, retention and other employee benefits and professional fees.  Additionally, the loss from discontinued operations included a loss of $6.4 million, net of income tax benefits of $3.1 million, from the operations of the Distribution Group during the six months ended June 30, 2000, partially offset by $1.6 million of income (net of tax) for the reclassification of the operating results of our independent aftermarket engine business from discontinued operations to continuing operations, as required per EITF No. 90-16.

Drivetrain Remanufacturing Segment

The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2001		2000
Net sales	$266.3	100.0%	$254.3	100.0%

Special charges	$2.4	0.9%	$—	—%

Segment profit	$40.0	15.0%	$49.0	19.3%

Net Sales.  Net sales increased $12.0 million, or 4.7%, to $266.3 million for 2001 from $254.3 million for 2000.  This increase was primarily due to an increase in sales of remanufactured transmissions to Ford and Kia and growth in our engine remanufacturing program with Jaguar, partially offset by a decrease in sales of remanufactured transmissions to DaimlerChrysler due to price concessions provided to DaimlerChrysler as a result of their request for supplier participation in DaimlerChrysler’s cost reduction initiatives and reduced volume resulting from DaimlerChrysler’s inventory reduction initiatives, which reduced their targeted inventories by nearly 50% (from about 13 to 7 weeks). Sales of remanufactured transmissions to General Motors, which increased slightly, were also dampened as a result of their inventory reduction initiatives, which further reduced GM’s targeted inventories from about 45 days to 30 days.

Sales to DaimlerChrysler accounted for 35.6% and 42.5% of segment revenues for 2001 and 2000, respectively.  Sales to Ford accounted for 47.6% and 40.8% of segment revenues 2001 and 2000, respectively.

Special Charges.  During 2001, we recorded $2.4 million of special charges.  The special charges include $1.6 million of severance and related costs primarily associated with the de-layering of certain management functions and $0.8 million of facility exit and idle capacity costs associated with facility consolidations and implementation of cellularized manufacturing within the segment.

Segment Profit.  Segment profit decreased $9.0 million, or 18.4%, to $40.0 million (15.0% of segment net sales) for 2001 from $49.0 million (19.3% of segment net sales) for 2000.  Excluding 2001 special charges of $2.4 million, segment profit decreased $6.6 million, or 13.5%, between the two periods.  The decrease was primarily the result of the changes in sales volume, price and mix of remanufactured transmissions as referenced above, combined with production inefficiencies resulting from the impact of DaimlerChrysler’s inventory reduction initiatives and project costs related to the re-engineering of our least efficient, highest cost remanufacturing facility, which we believe will drive productivity improvements in the future, partially offset by cost reductions resulting from our lean and continuous improvement program and other cost reduction initiatives.

Logistics Segment

The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2001		2000
Net sales	$105.2	100.0%	$89.1	100.0%

Special charges	$2.4	2.3%	$—	—%

Segment profit	$26.5	25.2%	$17.4	19.5%

Net Sales.  Net sales increased $16.1 million, or 18.1%, to $105.2 million for 2001 from $89.1 million for 2000.  This increase was primarily attributable to

•                  an increase in sales for value–added warehouse and distribution services, driven by the growth in the market for cellular phones and services;

•                  an increase in sales attributable to the two new programs we were awarded in early 2000 by AT&T Wireless covering the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials, which began generating revenue in the second half of 2000;

•                  an increase in sales to General Motors and Delphi for electronics remanufacturing and logistics support associated with a telematics program that we were awarded in 2001; and

•                  an increase in sales to Ford for core management services under the new program we were awarded in 2001,

partially offset by a decrease in sales of  remanufactured electronic control modules as a result of our exit from that operation.  Sales to AT&T Wireless accounted for 65.7% and 59.1% of segment revenues for 2001 and 2000, respectively.

Special Charges.  The $2.4 million of special charges recorded during 2001, included the following:

•                  $1.9 million of costs related to the shut-down of the segment’s remanufactured automotive electronic control modules operation including $0.7 million of severance and related costs; $0.6 million related to the write-down of fixed assets; $0.3 million of facility exit and other costs related to the shutdown; $0.2 million related to inventory write–downs; $0.1 for the write-down of uncollectible accounts receivable balances; and

•                  $0.5 million of severance and related costs primarily associated with the upgrade of certain management functions within the segment.

Segment Profit.  Segment profit increased $9.1 million, or 52.3%, to $26.5 million (25.2% of segment net sales) for 2001 from $17.4 million (19.5% of segment net sales) for 2000.  Excluding special charges of $2.4 million recorded in 2001, segment profit increased $11.5 million, or 66.1%, between the two periods.  The increase was primarily the result of changes in sales volume and mix as referenced above combined with cost reductions and other productivity improvements resulting from the increased use of automation and the implementation of lean manufacturing concepts, partially offset by an increase in spending in support of our key growth initiatives in the segment.

Other

The following table presents net sales, special charges and segment profit (loss) for the independent aftermarket engine business expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2001		2000
Net sales	$21.9	100.0%	$29.1	100.0%

Special charges	$—	—%	$32.6	112.0%

Segment profit (loss)	$1.7	7.8%	$(37.5)	(128.9% )

Net Sales.  Net sales decreased $7.2 million, or 24.7%, to $21.9 million for 2001 from $29.1 million for  2000. This decrease was attributable to a decline in sales of remanufactured engines, resulting primarily from a change in our distribution method from a branch network to regional distribution centers.

Special Charges.  During 2000, we recorded $32.6 million of special charges related to the original decision to discontinue the independent aftermarket engines business. These charges included the following:

•                  $15.6 million for the impairment of goodwill;

•                  $5.8 million for the write-down of fixed assets to estimated net realizable value;

•                  $5.4 million for the write-down of inventory to estimated net realizable value (classified as Cost of Sales-Special Charges);

•                  $3.8 million for product warranty costs of units remanufactured and sold prior to 2000 (classified as Cost of Sales-Special Charges);

•                  $0.9 million for the write-down of uncollectible accounts receivable balances; and

•                  $0.7 million of exit costs and $0.4 million of severance costs for 56 people primarily associated with the shutdown of our branch distribution network.

Segment Profit (Loss).  Segment profit (loss) increased $6.6 million, to a profit of $1.7 million for 2001 from a loss of $4.9 million before special charges of $32.6 million for 2000.  This increase was primarily the result of cost reduction initiatives implemented in the independent aftermarket engine business in the later part of 2000 and the first half of 2001 including the application of lean manufacturing techniques to improve productivity and reduce manufacturing cost, a change in the distribution method from a branch network to regional distribution centers and a reduction of product warranty expense.  During 2001, we recognized a reduction in cost of goods sold of approximately $0.8 million, primarily associated with the remaining inventory valuation allowances that were established in 2000 related to our original decision to discontinue the independent aftermarket engines business in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Income from continuing operations decreased $14.4 million, or 85.7%, to $2.4 million in 2000 from $16.8 million in 1999.  During 1999, we recorded pre-tax special charges of $7.3 million, primarily related to initiatives designed to improve operating efficiencies and reduce costs (see “Special Charges” below).  Additionally, in 2000, we recorded $32.6 million (pre-tax) of special charges primarily related to the write-off of goodwill and the recording of valuation allowances for specified assets associated with our decision to discontinue our independent aftermarket engine business.  This business was subsequently retained (see “Discontinued Operations”). Excluding special charges, income from continuing operations increased $1.5 million, or 7.0%, to $22.8 million for the year ended December 31, 2000 from $21.3 million in 1999.  This increase was primarily attributable to a significant increase in revenues in the Logistics segment, partially offset by a decline in revenues in the Drivetrain Remanufacturing segment. Income from continuing operations per diluted share decreased to $0.11 in 2000 from $0.79 in 1999.  Excluding special charges, income from continuing operations per diluted share increased $0.07, to $1.08 for the year ended December 31, 2000 from $1.01 in 1999.

Net Sales.  Net sales increased $6.9 million, or 1.9%, to $372.5 million in 2000 from $365.6 million in 1999.  This increase is attributable to increased sales in our Logistics segment partially offset by a decrease in revenues in the Drivetrain Remanufacturing segment and our independent aftermarket engine business.  See “Drivetrain Remanufacturing Segment,” “Logistics Segment” and “Other” for a discussion of net sales.

Sales to DaimlerChrysler accounted for 29.6% and 31.6%, Ford accounted for 30.0% and 29.6% and AT&T Wireless accounted for 14.1% and 6.3% of our revenues for the years ended December 31, 2000 and 1999, respectively.

Gross Profit.  Gross profit decreased $1.5 million, or 1.3%, to $114.9 million in 2000 from $116.4 million in 1999.  Excluding the component of special charges reflected in cost of sales of $9.1 million and $3.0 million in 2000 and 1999, respectively, gross profit increased $4.6 million, or 3.9%, to $124.0 million in 2000 from $119.4 million in 1999.  This increase is principally due to increased revenues in the Logistics segment, improved yield and favorable mix of remanufactured transmissions, favorable material variances and the benefit of cost reduction initiatives implemented during 2000 and 1999, partially offset by a decrease in volume in the Drivetrain Remanufacturing segment and our independent aftermarket engine business.  As a result, gross profit (excluding special charges) as a percentage of net sales increased to 33.3% from 32.6% between the two periods.

SG&A Expenses.  SG&A expenses increased $0.6 million, or 1.1%, to $57.3 million in 2000 from $56.7 million in 1999.  The increase is due primarily to an increase in expense supporting increased sales volume and growth initiatives in the Logistics segment, partially offset by a decrease in expense in the Drivetrain Remanufacturing segment and the independent aftermarket engine business.  As a percentage of net sales, SG&A expenses decreased slightly to 15.4% in 2000 from 15.5% in 1999.

Amortization of Intangible Assets.  Amortization of intangible assets decreased slightly to $5.3 million in 2000 from $5.5 million in 1999, primarily related to the write-off of goodwill associated with the independent aftermarket engine business.

Special Charges. During 2000, we recorded $32.6 million of special charges related to the reorganization of our independent aftermarket engine business.  These charges included the following:

•                  $15.6 million for the impairment of goodwill;

•                  $5.8 million for the write-down of fixed assets to estimated net realizable value;

•                  $5.4 million for the write-down of inventory to estimated net realizable value (classified as Cost of Sales-Special Charges);

•                  $3.8 million for product warranty costs of units remanufactured and sold prior to 2000 (classified as Cost of Sales-Special Charges);

•                  $0.9 million for the write-down of uncollectible accounts receivable balances; and

•                  $0.7 million of exit costs and $0.4 million of severance costs for 56 people primarily associated with the shutdown of our branch distribution network.

During 1999, we recorded $7.3 million of special charges, of which $3.0 million was included as a component of cost of sales.  These charges consisted of $3.3 million of costs associated with the narrowing of the product offering of our independent aftermarket engine business, $2.6 million of severance and other costs related to the reorganization of management functions, $0.8 million of costs to exit a plant within our Drivetrain Remanufacturing segment, and $0.6 million of severance, exit and other costs related to our Logistics segment.

Income from Operations.  Principally as a result of the factors described above, income from operations decreased $20.9 million, to $28.9 million in 2000 from $49.8 million in 1999.  Excluding the special charges of $32.6 million and $7.3 million recorded in 2000 and 1999, respectively, income from operations increased $4.4 million, to $61.5 million in 2000 from $57.1 million in 1999.  As a percentage of net sales, income from operations (excluding special charges) increased to 16.5% from 15.6%, between the two periods.

Interest Expense and Other, Net.  Interest expense and other, net increased $1.5 million, or 6.4%, to $24.8 million in 2000 from $23.3 million in 1999.  The increase primarily resulted from an overall increase in interest rates in 2000 as compared to 1999.  Interest expense of $5.2 million for the year ended December 31, 2000 has been allocated to discontinued operations based on the total consideration received from the sale of the Distribution Group.  Interest expense of $3.3 million for the year ended December 31, 1999 has been allocated to the discontinued operations based on the total consideration received from the sale of the Distribution Group less the amount of debt attributable to the acquisition of All Trans (part of the Distribution Group) in the fourth quarter of 1999.

Discontinued Operations.  On August 3, 2000, we adopted a plan to discontinue a segment of our business that we referred to as our independent aftermarket.  This independent aftermarket segment consisted of the Distribution Group and the independent aftermarket engine business.  We planned to sell the Distribution Group by December 31, 2000 and the independent aftermarket engine business by June 30, 2001. Management believed that the planned exit from these businesses, which provided the opportunity to reduce debt and generated a significant tax shelter, offered a strategic opportunity to focus resources on our businesses that were profitable and had greater growth potential.  As a result of the decision to exit these businesses, we recorded a charge for the loss on disposal of discontinued operations.

On October 27, 2000, we completed the sale of the Distribution Group to an affiliate of The Riverside Company.  Our plan with respect to the independent aftermarket engine business was to restructure and return it to profitability prior to finding a buyer. Our restructuring of our independent aftermarket engine business, which:

•                  eliminated our 21 branch distribution network and replaced it with a business model that sells and distributes remanufactured engines directly to independent aftermarket customers on an overnight delivery basis from four regional distribution centers;

•                  applied lean manufacturing techniques to improve productivity and reduce manufacturing cost; and

•                  significantly improved product quality to reduce product warranty cost,

was successful in returning this business to profitability.  However, efforts to identify an interested buyer placing sufficient value on this business were unsuccessful.  Consequently, on June 25, 2001, we elected to retain our independent aftermarket engine business.  As a result of this decision and in accordance with EITF 90-16, Accounting for Discontinued Operations Subsequently Retained, the results of the remanufactured engines business have been reclassified from discontinued operations to continuing operations for all periods presented.

During the year ended December 31, 2000, we recorded a charge of $94.5 million for the loss on disposal of discontinued operations ($92.8 million for the Distribution Group and $1.7 million for our independent aftermarket engine business), net of income tax benefits of $46.9 million.  The charge of $94.5 million included the write-off of goodwill, valuation allowances for specified assets, provisions for anticipated operating losses until disposal, and anticipated costs of disposal, including lease terminations, severance, retention and other employee benefits and professional fees.  Additionally, the loss from discontinued operations included a loss of $6.4 million, net of income tax benefits of $3.1 million, from the operations of the Distribution Group during the six months ended June 30, 2000, partially offset by $1.6 million of income (net of tax) for the reclassification of the operating results of our independent aftermarket engine business from discontinued operations to continuing operations, as required per EITF No. 90-16.

Drivetrain Remanufacturing Segment

The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2000		1999
Net sales	$254.3	100.0%	$268.9	100.0%

Special charges	$—	—%	$1.0	0.4%

Segment profit	$49.0	19.3%	$50.5	18.8%

Net Sales.  Net sales decreased $14.6 million, or 5.4%, to $254.3 million in 2000 from $268.9 million in 1999. The decrease was primarily the result of:

•                  a decline in shipments of Asian car model remanufactured transmissions due to the termination of an unprofitable contract, delays in the introduction of new model years into the remanufacturing program by OEMs and production disruptions associated with an unsuccessful union organization campaign and management changes;

•                  a decline in sales of remanufactured transmissions to General Motors due to a reduction of its inventory levels from approximately 26 weeks to seven weeks and the termination of an unprofitable contract;

•                  a general decline in sales of remanufactured transmissions due to an overall softness in demand resulting from a relatively mild winter in 1999, partially offset by improved yield and one-time rework projects; and

•                  decreased sales of engines and related parts in the segment’s European operations.

Sales to DaimlerChrysler accounted for 29.6% and 31.6% of our revenues (42.5% and 42.0% of segment revenues) in 2000 and 1999, respectively.  Sales to Ford accounted for 30.0% and 29.6% of our revenues (40.8% and 36.8% of segment revenues) in 2000 and 1999, respectively.

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

Logistics Segment

The following table presents net sales, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2000		1999
Net sales	$89.1	100.0%	$59.1	100.0%

Special charges	$—	—%	$0.6	1.0%

Segment profit	$17.4	19.5%	$7.7	13.0%

Net Sales.  Net sales increased $30.0 million, or 50.8%, to $89.1 million in 2000 from $59.1 million in 1999. This increase was primarily attributable to an increase in sales for value added warehouse and distribution services, driven by the strong growth in the market for cellular phones and services, coupled with the benefit of two new programs we were awarded by AT&T Wireless.  These programs cover the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials.  Sales to AT&T Wireless accounted for 14.1% and 6.3% of our revenues (59.1% and 38.9% of segment revenues) in 2000 and 1999, respectively.

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

Other

The following table presents net sales, special charges and segment loss for the independent aftermarket engine business expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2000		1999
Net sales	$29.1	100.0%	$37.5	100.0%

Special charges	$32.6	112.0%	$3.3	8.8%

Segment loss	$(37.5)	(128.9% )	$(6.0)	(16.0% )

Net Sales.  Net sales decreased $8.4 million, or 22.4%, to $29.1 million for the year ended December 31, 2000 from $37.5 million for the year ended December 31, 1999.  This decrease was attributable to a decline in sales of remanufactured engines, primarily resulting from planned cost reduction activities that dramatically reduced the number of SKU’s we offered for sale.

Special Charges.During 2000, our independent aftermarket engine business recorded $32.6 million of special charges. These charges included the following:

•                  $15.6 million for the impairment of goodwill;

•                  $5.8 million for the write-down of fixed assets to estimated net realizable value;

•                  $5.4 million for the write-down of inventory to estimated net realizable value (classified as Cost of Sales-Special Charges);

•                  $3.8 million for product warranty costs of units remanufactured and sold prior to 2000 (classified as Cost of Sales-Special Charges);

•                  $0.9 million for the write-down of uncollectible accounts receivable balances; and

•                  $0.7 million of exit costs and $0.4 million of severance costs for 56 people primarily associated with the shutdown of our branch distribution network.

Our independent aftermarket engine business recorded $3.3 million of special charges during 1999 associated with the narrowing of our product offering.

Segment Loss.  Segment loss increased $31.5 million, to $37.5 million for the year ended December 31, 2000 from $6.0 million in 1999.  Excluding special charges of $32.6 million and $3.3 million recorded in 2000 and 1999, respectively, segment loss increased $2.2 million to $4.9 million in 2000 from $2.7 million in 1999.  This increase is primarily the result of volume reductions resulting from planned cost reduction activities that dramatically reduced the number of SKU’s we offered combined with an increase in warranty costs resulting from quality issues that arose prior to the year 2000 and which have been mitigated through the application of lean manufacturing techniques.

Liquidity and Capital Resources

Cash Flow & Capital Expenditures

We had total cash and cash equivalents on hand of $0.6 million at December 31, 2001, representing a net decrease in cash and cash equivalents of $1.5 million in 2001. Net cash provided by operating activities from continuing operations was $49.1 million in 2001.  Net cash used in investing activities from continuing operations of $14.5 million included $13.5 million of equipment purchases and facility improvements and the $3.7 million net working capital adjustment to the purchase price of the Distribution Group, partially offset by $2.9 million in proceeds from the sale of the preferred stock of the Distribution Group received as partial consideration in the sale of that business.  Net cash used in financing activities of $33.5 million includes net payments of $31.5 million made on our credit facility, $2.3 million of common stock purchased for treasury, $0.9 million of payments on capital lease obligations and $0.5 million in payment of amounts due to sellers of acquired companies, partially offset by $1.9 million of proceeds from the exercise of stock options.

Our capital expenditures from continuing operations in 2001 were $13.5 million, consisting of:

•                  $5.2 million primarily related to computer systems and machinery and equipment to support growth and productivity initiatives in the Logistics segment;

•                  $7.6 million for additional transmission remanufacturing and test equipment and other improvements to support increases in productivity and efficiency in a number of our remanufacturing plants within our Drivetrain Remanufacturing segment; and

•                  $0.7 million primarily related to equipment to support growth in our overall infrastructure.

Liquidity and Capital Resources-Other

For 2002, we have budgeted $20.0 million for capital expenditures to support growth initiatives in our Logistics segment and for remanufacturing equipment to support cost reduction initiatives and capacity expansion in our Drivetrain Remanufacturing segment.

Under the terms of our 1997 acquisition of ATS Remanufacturing (which remanufactures transmissions for General Motors), we are required to make payments to the seller and to other key individuals on each of the first 14 anniversaries of the closing date. Through December 31, 2001, we had made $4.4 million of these payments. Substantially all of the remaining ten payments, which aggregate to approximately $14.6 million (present value of $13.1 million as of December 31, 2001), are contingent upon the attainment of sales levels by ATS, which we believe have a substantial likelihood of being attained.

Financing

On March 8, 2002 we replaced our senior bank credit facility with a new facility.  The former facility consisted of a term loan with $29.4 million outstanding at December 31, 2001 and a $100.0 million revolving credit facility with $45.8 million outstanding at December 31, 2001.  The prior credit facility was available to finance our working capital requirements, to make future acquisitions and for other general corporate needs, and would have expired in December 2003.  Borrowings under the term loan portion of the prior credit facility were payable in quarterly installments through December 31, 2003.  At December 31, 2001, $45.8 million of borrowings and $5.0 million in letters of credit were outstanding under the revolving portion of the prior facility.

Amounts advanced under the prior credit facility were secured by substantially all of our assets.  The facility contained several covenants, including ones that required us to maintain specified levels of net worth, leverage and cash flow coverage and others that limited our ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments and engage in transactions with our affiliates and affiliates of our subsidiaries.  As of December 31, 2001, we were in compliance with such covenants.

Additionally, at December 31, 2001 we had a principal amount of approximately $110.4 million of 12% senior subordinated notes due 2004 outstanding.  The indentures under which the senior subordinated notes were issued contain covenants that, among other things, limit our ability to incur additional indebtedness.  As of December 31, 2001, we were in compliance with these covenants and believe that we will be able to comply with these covenants in the future.

During 2001, we entered into a revolving credit agreement with HSBC Bank Plc, providing £1.0 million to finance the working capital requirements of our U.K. subsidiary.  Amounts advanced are secured by substantially all assets of our U.K. subsidiary.  In addition, HSBC Bank may at any time demand repayment of all sums owing.  Interest is payable monthly at the HSBC Bank prime lending rate plus 1.50%. As of December 31, 2001, there were no amounts outstanding under this line of credit.

As of December 31, 2001, we had approximately $89 million in federal and state net operating loss carryforwards available as an offset to future taxable income.

Financing - Subsequent Events

Public Offering of Common Stock

On March 8, 2002, we completed a public offering of 2,760,000 shares of our common stock at a price to the public of $16.50 per share.  The net proceeds from the offering, estimated to be approximately $42.2 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us, was used, together with certain borrowings under our new credit facility discussed below, to repay all the indebtedness under our prior bank credit facility on March 8, 2002.

New Credit Agreement

On February 8, 2002, we executed a credit agreement and a related security agreement in connection with a new credit facility jointly arranged and syndicated by JPMorgan Chase Bank and Credit Suisse First Boston.  The new credit facility provides for (i) a $75.0 million, five-year term loan payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95.0 million, six-year term loan payable in quarterly installments over the six-year period (with 95% payable in the sixth year) and an annual excess cash flow sweep and (iii) a $50.0 million, five-year revolving credit facility.  The new credit facility also provides for the addition of an optional term loan of up to $100.0 million, subject to certain conditions including the receipt from one or more lenders of the additional commitments that may be requested.

At our election, amounts advanced under the new credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of  (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The Eurodollar Rate is the rate offered for Eurodollar deposits for one, two, three, six, or, if available by all lenders, nine months as selected by us.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  At March 8, 2002, the closing date of our new credit facility, the margins for the $75.0 million term loan and the $50.0 million revolving facility were 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.00% for Alternate Base Rate loans and 3.00% for Eurodollar Rate loans as of March 8, 2002.  The interest rates for the optional $100.0 million term loan will be determined at the time such loans are provided.  Additionally, we are required to pay quarterly in arrears a commitment fee equal to 0.50% per annum of the average daily unused portion of the new credit facility.  We must also reimburse the lenders for certain legal and other costs incurred by the lenders, and pay fees on outstanding letters of credit at a rate per annum equal to the applicable margin then in effect for advances bearing interest at the Eurodollar Rate.

Amounts advanced under our new credit facility are guaranteed by all of our domestic subsidiaries and secured by substantially all of our and our subsidiaries’ assets.  Our new credit facility contains several covenants comparable to those in our prior credit facility.  These covenants include ones that require us to maintain specified levels of net worth, leverage and cash flow coverage and others that limit our ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, enter new businesses and engage in transactions with our affiliates and affiliates of our subsidiaries.

On March 8, 2002, the closing date of our new credit facility, we borrowed $55.0 million under the new facility and used a portion of those proceeds, together with the proceeds from our public stock offering to repay the entire $82.7 million balance outstanding under our prior credit facility.

Redemption of 12% Senior Subordinated Notes

On March 8, 2002 we called all of our 12% senior subordinated notes due 2004 for redemption.  Our senior subordinated notes, which had a face amount outstanding as of March 8, 2002 of approximately $110.4 million, will be redeemed at a premium of 102% plus accrued and unpaid interest on or about April 8, 2002.  The redemption will be funded by the remainder of the borrowings made under our new credit facility.

Extraordinary Items

We expect to incur an extraordinary charge of approximately $3.3 million for the write-off of previously capitalized debt issuance costs, a call premium and fees in connection with the replacement of our previous credit facility and the retirement of our senior subordinated notes.  However, we expect to realize annual savings of approximately $7.7 million in interest expense as a result of the redemption of the senior subordinated notes.

Impact of New Accounting Standards

In June 2001, the Financial Accounting Standards Board SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.  We are required to adopt SFAS No. 141 effective January 1, 2002.  The initial adoption of SFAS No. 141 is not expected to have a significant effect on the Company’s results of operations or its financial position.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite–lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under specified conditions) for impairment in accordance with SFAS No. 142.  This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121.  We are required to adopt SFAS No. 142 effective January 1, 2002. The effect of not amortizing goodwill is expected to result in an increase to income from operations in fiscal 2002 of approximately $5.0 million.  The adoption of the impairment provisions of SFAS No. 142 is not expected to have a significant effect on the Company’s results of operations or its financial position.

Inflation; Lack of Seasonality

Although we are subject to the effects of changing prices, the impact of inflation has not been a significant factor in results of operations for the periods presented. In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products to offset the inflationary pressures that may increase our costs in the future. Historically, there has been little aggregate seasonal fluctuation in our business.

Environmental Matters

See Item 1. “Business-Environmental” for a discussion of environmental matters relating to us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes. We use derivative financial instruments to manage our exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them is material to our business. We use interest rate swaps to convert variable rate debt to fixed rate debt to reduce volatility risk. For additional discussion regarding our use of such instruments, see Item 8. “Consolidated Financial Statements and Supplementary Data - Note 13.”

             Interest Rate Exposure.  Based on our overall interest rate exposure during the year ended December 31, 2001 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows. Interest rate movements of 10% would not have a material effect on our financial position, results of operation or cash flows.

             Foreign Exchange Exposure.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Aftermarket Technology Corp.

We have audited the accompanying consolidated balance sheets of Aftermarket Technology Corp. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001.  Our audits also included the financial statement schedule listed in the Index of Item 14 (a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aftermarket Technology Corp. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois

February 2, 2002

(except for Note 21, as to which the date is March 8, 2002

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$555	$2,035
Accounts receivable, net	55,816	61,576
Inventories	68,970	55,479
Prepaid and other assets	5,305	5,331
Refundable income taxes	—	2,730
Deferred income taxes	26,508	31,904
Total current assets	157,154	159,055

Property, plant and equipment, net	52,577	46,276
Debt issuance costs, net	3,008	4,175
Cost in excess of net assets acquired, net	169,194	174,833
Deferred income taxes	5,590	12,852
Other assets	9,335	10,308
Total assets	$396,858	$407,499

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$42,507	$54,215
Accrued expenses	39,096	34,011
Income taxes payable	2,622	—
Credit facility	14,700	14,700
Capital lease obligation	1,121	—
Amounts due to sellers of acquired companies	2,450	2,672
Deferred compensation	1,958	—
Liabilities of discontinued operations	1,375	8,125
Total current liabilities	105,829	113,723

12% Series B and D Senior Subordinated Notes	110,852	111,033
Amount drawn on credit facility, less current portion	60,500	92,000
Amounts due to sellers of acquired companies, less current portion	7,269	6,931
Deferred compensation, less current portion	1,400	3,125
Capital lease obligation, less current portion	897	175
Other long-term liabilities	776	273

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized — 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 30,000,000; Issued — 21,446,396 and 20,923,510 (including shares held in treasury)	214	209
Additional paid-in capital	141,298	136,882
Accumulated deficit	(25,832)	(54,400)
Accumulated other comprehensive loss	(2,008)	(458)
Common stock held in treasury, at cost (611,337 and 172,000 shares)	(4,337)	(1,994)
Total stockholders’ equity	109,335	80,239

Total liabilities and stockholders’ equity	$396,858	$407,499

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2001	2000	1999
Net sales	$393,381	$372,493	$365,563
Cost of sales	255,360	248,438	246,224
Special charges	216	9,134	2,965
Gross profit	137,805	114,921	116,374

Selling, general and administrative expense	59,939	57,331	56,736
Amortization of intangible assets	5,028	5,255	5,527
Special charges	5,114	23,450	4,345

Income from operations	67,724	28,885	49,766

Interest income	1,524	234	—
Other income (expense), net	787	(60)	312
Minority interest in losses	(33)	—	—
Interest expense	(22,377)	(24,770)	(23,563)

Income from continuing operations, before income taxes	47,625	4,289	26,515

Income tax expense	18,098	1,883	9,739

Income from continuing operations	29,527	2,406	16,776

Loss from discontinued operations, net of income taxes	(959)	(99,289)	(9,969)

Net income (loss)	$28,568	$(96,883)	$6,807

Per common share — basic:
Income from continuing operations	$1.44	$0.12	$0.82
Loss from discontinued operations	(0.05)	(4.81)	(0.49)
Net income (loss)	$1.39	$(4.69)	$0.33

Per common share — diluted:
Income from continuing operations	$1.40	$0.11	$0.79
Loss from discontinued operations	(0.04)	(4.69)	(0.47)
Net income (loss)	$1.36	$(4.58)	$0.32

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total

Balance at January 1, 1999	$—	$204	$135,104	$35,676	$(979)	$(1,994)	$168,011

Issuance of 200,996 shares of common stock from exercise of stock options	—	2	790	—	—	—	792

Net income	—	—	—	6,807	—	—	6,807

Translation adjustments	—	—	—	—	534	—	534

Comprehensive income							7,341

Balance at December 31, 1999	—	206	135,894	42,483	(445)	(1,994)	176,144

Issuance of 196,528 shares of common stock from exercise of stock options	—	2	989	—	—	—	991

Issuance of 114,218 shares of common stock from exercise of stock warrants	—	1	(1)	—	—	—	—

Net loss	—	—	—	(96,883)	—	—	(96,883)

Translation adjustments	—	—	—	—	(13)	—	(13)

Comprehensive loss							(96,896)

Balance at December 31, 2000	—	209	136,882	(54,400)	(458)	(1,994)	80,239

Issuance of 340,965 shares of common stock from exercise of stock options	—	3	4,418	—	—	—	4,421

Issuance of 181,921 shares of common stock from exercise of stock warrants	—	2	(2)	—	—	—	—

Purchase of 439,337 shares of common stock for treasury	—	—	—	—	—	(2,343)	(2,343)

Net income	—	—	—	28,568	—	—	28,568

Derivative financial instruments	—	—	—	—	(419)	—	(419)

Translation adjustments	—	—	—	—	(1,131)	—	(1,131)

Comprehensive income							27,018

Balance at December 31, 2001	$—	$214	$141,298	$(25,832)	$(2,008)	$(4,337)	$109,335

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2001	2000	1999
Operating Activities:
Net income (loss)	$28,568	$(96,883)	$6,807
Net loss from discontinued operations	959	99,289	9,969
Income from continuing operations	29,527	2,406	16,776

Adjustments to reconcile income from continuing operations to net cash provided by operating activities — continuing operations:
Asset impairment loss	—	27,626	—
Depreciation and amortization	14,019	12,991	13,300
Amortization of debt issuance costs	1,354	1,238	978
Adjustments to provision for losses on accounts receivable	(91)	348	206
Loss on sale of equipment	150	144	19
Gain on sale of preferred stock received from sale of a business	(931)	—	—
Deferred income taxes	12,667	13,386	(2,577)
Changes in operating assets and liabilities, net of businesses acquired or discontinued/sold:
Accounts receivable	5,724	(11,848)	4,661
Inventories	(13,590)	(7,950)	(162)
Prepaid and other assets	2,059	(4,563)	11,529
Accounts payable and accrued expenses	(1,781)	9,715	9,677
Net cash provided by operating activities — continuing operations	49,107	43,493	54,407

Net cash used in operating activities — discontinued operations	(2,798)	(13,667)	(24,313)

Investing Activities:
Purchases of property, plant and equipment	(13,516)	(11,682)	(10,072)
Investment of minority interest in a joint venture	(182)	—	—
Proceeds (refund of proceeds) from sale of businesses	(3,675)	60,079	3,808
Proceeds from sale of preferred stock received from sale of a business	2,860	—	—
Proceeds from sale of equipment	61	103	164
Net cash provided by (used in) investing activities — continuing operations	(14,452)	48,500	(6,100)

Net cash used in investing activities — discontinued operations	—	(2,700)	(54,031)

Financing Activities:
Borrowings (payments) on credit facility, net	(31,500)	(79,859)	48,209
Payments on bank line of credit, net	—	(543)	(1,541)
Payment of debt issuance costs	(201)	(144)	(1,274)
Payments on capital lease obligation	(875)	(65)	(27)
Proceeds from exercise of stock options	1,908	434	625
Purchase of common stock for treasury	(2,343)	—	—
Payments on amounts due to sellers of acquired companies	(486)	(1,173)	(8,098)
Payments of deferred compensation related to acquired company	—	(700)	—
Net cash provided by (used in) financing activities	(33,497)	(82,050)	37,894

Effect of exchange rate changes on cash and cash equivalents	160	(10)	32

Increase (decrease) in cash and cash equivalents	(1,480)	(6,434)	7,889

Cash and cash equivalents at beginning of year	2,035	8,469	580
Cash and cash equivalents at end of year	$555	$2,035	$8,469

Cash paid (refunded) during the year for:
Interest	$20,100	$29,203	$25,166
Income taxes, net	(2,131)	3,856	(6,426)
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	2,711	—	230
Sale of business — note and preferred stock received	—	10,294	—

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1.  The Company

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to DaimlerChrysler, Ford, General Motors and several foreign Original Equipment Manufacturers (“OEMs”), primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs, including Ford’s and General Motors’s European operations and Jaguar.  The Company’s Logistics segment is comprised of three operating units:  (i) a provider of value-added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; (ii) a provider of returned material reclamation and disposition services and core management services primarily to Ford and to a lesser extent, General Motors; and (iii) an automotive electronic components remanufacturing and distribution business, primarily for Delphi and Visteon.  The Company’s Engines business unit, which is not a reportable segment and shown as “Other”, remanufactures and distributes domestic and foreign engines from four regional distribution centers primarily to independent aftermarket customers.  Established in 1994, the Company maintains manufacturing facilities and logistics operations in the United States and a manufacturing facility in the United Kingdom.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first–in, first–out method) or market and consist primarily of new and used transmission parts, cores and finished goods.  Consideration is given to deterioration, obsolescence and other factors in evaluating the estimated market value of inventory based upon management’s judgment and available information.

Property, Plant and Equipment

Property, plant and equipment, including amounts capitalized under capital leases, are stated at cost less accumulated depreciation.  Depreciation is computed using straight–line methods over the estimated useful lives of the assets for financial reporting purposes, as follows:  three to ten years for machinery and equipment, three to six years for autos and trucks, three to ten years for furniture and fixtures and up to 49 years for buildings and leasehold improvements.  Depreciation and amortization expense was $8,991, $7,737 and $7,850 for the years ended December 31, 2001, 2000 and 1999, respectively.

Internal Use Computer Software

The Company accounts for these costs in accordance with the provisions of Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.   Accordingly, the Company expenses costs incurred in the preliminary stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software and Web site development.  Such capitalized costs are included in property, plant and equipment and are amortized over a period of not more than five years.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the applicable local currency.  Accordingly, all balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date, and income statement amounts have been translated using the average exchange rates for the year.  The translation adjustments resulting from the changes in exchange rates have been reported separately as a component of stockholders’ equity.  The effects of transaction gains and losses, which were reported in income, were not material for the periods presented.

Debt Issuance Costs

Debt issuance costs incurred in connection with the sale of the Senior Notes (see Note 9) and the Old Credit Facility (see Note 8) are being amortized over the life of the respective debt using a method which approximates the interest method.  Debt issuance costs are reflected net of accumulated amortization of $5,962 and $4,608 at December 31, 2001 and 2000, respectively.

Cost in Excess of Net Assets Acquired

The excess of cost over the fair market value of the net assets of businesses acquired (goodwill) is amortized on a straight–line basis over 40 years.  Cost in excess of net assets acquired is reflected net of accumulated amortization of $27,961 and $22,999 at December 31, 2001 and 2000, respectively.  See “New Accounting Standards” below.

Other Assets — Long Term

As part of the proceeds from the sale of the ATC Distribution Group, Inc. (“Distribution Group”) (see Note 3), the Company received from the buyer (i) Series B preferred stock valued by the Company at $1,929 (stated value of $8,650 net of a valuation allowance of $6,721) and (ii) an 18% senior subordinated promissory note dated October 27, 2000 (“18% Buyer Note”) with a principal amount of $10,050 and a discounted value of $8,365.  The 18% Buyer Note, which matures on October 28, 2005, bears interest at (i) 15% per annum compounded semi-annually due and payable in arrears semi-annually on April 27 and October 27 of each year or until the principal amount is paid in full and (ii) 3% per annum compounded semi-annually due and payable in full at the earlier of the maturity date or the date on which the principal amount is paid in full.  During the years ended December 31, 2001 and 2000, $1,515 and $228 of interest income was recorded on the 18% Buyer Note, respectively.  The 18% Buyer Note is classified as a part of other assets in the accompanying balance sheet.  During 2001, the Company sold the Series B preferred stock to the buyer for proceeds of $2,860, and recorded a gain of $931 on the sale of the stock.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers including DaimlerChrysler, Ford, General Motors and AT&T Wireless Services, which are located throughout the United States and, to a lesser extent, the United Kingdom. The credit risk associated with the Company’s accounts receivable is mitigated by its credit evaluation process, although collateral is not required.  The Company grants credit to certain customers who meet pre–established credit requirements.

Accounts receivable is reflected net of an allowance for doubtful accounts of $1,207 and $1,624 at December 31, 2001 and 2000, respectively.

Revenue Recognition

Revenues are recognized at the time of shipment to the customer, which is generally when title passes or as services are performed.

Warranty Cost Recognition

The Company accrues for estimated warranty costs as sales are made.

Stock- Based Compensation

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to employees and directors.  Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is no longer permitted.  SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.  The Company is required to adopt SFAS No. 141 effective January 1, 2002.  The initial adoption of SFAS No. 141 is not expected to have a significant effect on the Company’s results of operations or its financial position.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets.  Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142.  This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121.  The Company is required to adopt SFAS No. 142 effective January 1, 2002.  The effect of not amortizing goodwill is expected to result in an increase to income from operations in fiscal 2002 of approximately $5.0 million.  The adoption of the impairment provisions of SFAS No. 142 is not expected to have a significant effect on the Company’s results of operations or its financial position.

Reclassifications

Certain prior–year amounts have been reclassified to conform to the 2001 presentation.

Note 3:  Discontinued Independent Aftermarket Segment

On August 3, 2000, the Company adopted a plan to discontinue the Independent Aftermarket segments of its business, which contained (i) the Distribution Group, a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers, and (ii) the Company’s domestic remanufactured engines business (“Engines”) which remanufactured and distributed engines primarily through a branch distribution network to independent aftermarket customers.  In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company had aggregated the Distribution Group and Engines segments.  Because the measurement date for discontinuance of the Independent Aftermarket segments (the “Measurement Date”) occurred prior to issuance of the Company’s June 30, 2000 interim financial statements, the discontinued operations presentation was first shown on those second quarter and year-to-date condensed interim financial statements.  At the Measurement Date, the Company planned to sell the Distribution Group by December 31, 2000 and planned to restructure Engines, return it to profitability and position it for sale by June 30, 2001.

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

Discontinued Operations Subsequently Retained

The Company’s restructuring of Engines, which (i) eliminated its 21 branch distribution network and replaced it with a business model that sells and distributes remanufactured engines directly to independent aftermarket customers on an overnight delivery basis from four regional distribution centers, (ii) applied lean manufacturing techniques to improve productivity and reduce manufacturing cost and (iii) significantly improved product quality to reduce product warranty cost, was successful in returning this business to profitability.  However, efforts to identify an interested buyer placing sufficient value on this business were unsuccessful.  Consequently, on June 25, 2001, the Company elected to retain Engines.

As a result of this decision and in accordance with Emerging Issues Task Force (“EITF”) No. 90-16, Accounting for Discontinued Operations Subsequently Retained, the Company has reclassified the results of operations for Engines from discontinued operations to continuing operations for all periods presented.

At June 30, 2001, the date the Company reported the re-continuance of Engines, and December 31, 2000, the net assets of Engines were as follows:

	June 30, 2001	December 31, 2000
Accounts receivable, net	$3,650	$2,952
Inventories	10,723	11,966
Other current assets	313	355
Property, plant and equipment, net	1,981	2,206
Other long-term assets	261	—
Accounts payable	(2,401)	(52)
Accrued expenses	(4,527)	(7,427)
Net Assets	$10,000	$10,000

For the years ended December 31, 2001, 2000 and 1999, selected operating results of Engines were as follows:

	For the years ended December 31,
	2001	2000	1999
Net sales	$21,868	$29,136	$37,539
Special charges	—	32,584	3,333
Income (loss) from operations	1,694	(37,537)	(5,973)
Income (loss) from continuing operations	777	(24,040)	(4,288)

At June 30, 2001, the date the Company reported the re-continuance of Engines, the Company reclassified $32,584 (see Note 19) of expense for the period ended June 30, 2000 related to Engines from loss on discontinued operations to special charges, including (i) $3,783 of product warranty costs for units remanufactured and sold prior to 2000, (ii)  $1,175 of restructuring charges and (iii) a loss of $27,626 related to the impairment and write-down of certain assets to their estimated net realizable value which included the following components:

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

During 2001, based upon (i) the $3,675 net working capital adjustment to the purchase price, (ii) the actual operating results of the Distribution Group between the Measurement Date and disposal and (iii) the current estimate of the remaining obligations and other costs related to the sale of the Distribution Group, the Company increased the estimated pre-tax loss on disposal by $2,710.  Additionally, on June 30, 2001, in accordance with EITF No. 90-16, the Company reversed into income $2,113, the remaining estimated accrued loss on disposal of Engines.

The estimated loss on the sale of the Distribution Group and the actual losses from discontinued operations incurred since the Measurement Date were applied against the accrued loss established effective with the Measurement Date.  The accrual balance as of December 31, 2001 and 2000 of $1,375 and $8,125, respectively, classified as liabilities of discontinued operations, represents the estimate of the remaining obligations and other costs related to the sale of the Distribution Group.

The consolidated statements of operations have been reclassified to report the operating results of the Distribution Group business as discontinued operations and, accordingly, such results have been excluded from continuing operations for all periods presented.  Net sales from the Distribution Group business were $172,814 and $199,402 for the years ended December 31, 2000 and 1999, respectively.  Interest expense for the year ended December 31, 2000 of $5,188 has been allocated to the discontinued operations based on the actual consideration received from the sale of the Distribution Group.  Interest expense for the year ended December 31, 1999 of $3,332 has been allocated to the discontinued operations based on the actual consideration received from the sale of the Distribution Group, less the amount of debt attributable to the acquisition of All Trans (part of the Distribution Group) in the fourth quarter of 1999.

Details of the loss recorded from discontinued operations, net of the reclassification of the Engines discontinued operations to continuing operations, are as follows:

	For the years ended December 31,
	2001	2000	1999
Loss from operations	$—	$9,429	$15,563
Income tax benefit	—	(3,061)	(5,594)
Loss from operations, net of income taxes	—	6,368	9,969
Estimated loss from disposal	597	141,429	—
Reclassification of discontinued operations to continuing operations (1)	961	(2,403)	—
Income tax benefit	(599)	(46,105)	—
Loss from disposal (net), net of income taxes	959	92,921	—
Loss from discontinued operations (net), net of income taxes	$959	$99,289	$9,969

(1) Represents the reclassification of the operating results for Engines from discontinued operations to continuing operations as required per EITF No. 90-16.

Note 4.  Related–Party Transactions

At December 31, 2001 and 2000, amounts due to sellers of acquired companies and deferred compensation consist of additional purchase price payable to former owners and certain officers and employees of ATS Remanufacturing (“ATS”), acquired in 1997. The ATS acquisition requires subsequent payments due on each of the first eight anniversaries and the fifth through 14th anniversaries of the closing date to the seller and certain other key officers and employees of ATS, respectively.  Through December 31, 2001, the Company had made aggregate payments of $4,410 related to the ATS acquisition.  Substantially all of the remaining payments to be made in the future, which will aggregate to approximately $14,560 (present value $13,077 as of December 31, 2001), are contingent upon the attainment of certain sales levels by ATS, which the Company believes has a substantial likelihood of being attained.   Amounts are payable through 2011.

During 1999, the Company received fees totaling $1,229 from The Fred Jones Companies, Inc., the former owner of Autocraft, for computer systems support services provided by the Company.  In addition, during 1999, the Company sold $63 of products to certain automobile dealerships owned by a limited liability company in which The Fred Jones Companies has a significant equity interest.  Fred Hall, a former director of the Company, is Chairman, President, Chief Executive Officer and a significant stockholder of The Fred Jones Companies.  Since 1999, the Company continued to have transactions with The Fred Jones Companies, Inc., but it is no longer considered a related party as Fred Hall left his position on the Board of Directors of the Company during 1999.

Aurora Capital Partners (“ACP”), which controls the Company’s largest stockholders, charged to the Company $750 and $800 in fees for investment banking services provided in connection with companies acquired or divested in 2000 and 1999, respectively.  The amounts charged by to ACP in 2000 and 1999 were associated with the Distribution Group and are presented as discontinued operations in the accompanying financial statements.  No such amounts were charged to the Company in 2001. In addition, ACP was paid management fees of $549, $549 and $596 in 2001, 2000 and 1999, respectively.  The Company reimburses ACP for out-of-pocket expenses incurred in connection with providing management services.  ACP is also entitled to various additional fees depending on the Company’s profitability or certain significant corporate transactions.  No such additional fees were paid in 2001, 2000 or 1999.

As part of the stock purchase agreement between the Company and the Buyer of the Distribution Group, the Company received fees for information systems services provided to Buyer.  The Company received $255 and $11 for such services during the year ended December 31, 2001 and 2000, respectively.  The information systems service agreement between the Company and the Buyer expired on March 31, 2001.  In addition, pursuant to the 18% Buyer Note, interest of $1,508 was received by the Company during the year ended December 31, 2001.

Note 5.  Inventories

             Inventories of continuing operations consist of the following:

	December 31,
	2001	2000
Raw materials, including core inventories	$50,851	$44,432
Work-in-process	1,342	1,650
Finished goods	16,777	9,397
	$68,970	$55,479

Note 6.  Property, Plant and Equipment

             Property, plant and equipment of continuing operations are summarized as follows:

	December 31,
	2001	2000
Land	$2,036	$2,029
Buildings	10,721	10,616
Machinery and equipment	52,495	44,072
Autos and trucks	1,293	1,325
Furniture and fixtures	2,472	2,641
Leasehold improvements	12,063	10,712
Construction in process	4,282	754
	85,362	72,149
Less: Accumulated depreciation and amortization	(32,785)	(25,873)
	$52,577	$46,276

Assets recorded under capital leases are included in property, plant and equipment as follows:

	December 31,
	2001	2000
Machinery and equipment	$2,354	$296
Less: Accumulated depreciation and amortization	(409)	(158)
	$1,945	$138

Note 7.  Accrued Expenses

Accrued expenses of continuing operations are summarized as follows:

	December 31,
	2001	2000
Payroll and related costs	$10,187	$10,782
Interest payable	6,161	5,818
Non-income related taxes	2,760	2,851
Warranty	4,830	3,474
Restructuring and other costs	3,915	3,752
Other	11,243	7,334
	$39,096	$34,011

Note 8.  Credit Facility

At December 31, 2001, the Company had a credit facility with J.P. Morgan Chase, as agent (the “Bank”), comprised of a $130,000 term loan (the “Term Loan”) and a $100,000 line of credit (the “Revolver”) (collectively, the “Old Credit Facility”) to finance the Company’s working capital requirements and future acquisitions (see Note 21 for a description of the new credit facility). Amounts advanced under the Old Credit Facility are secured by substantially all assets of the Company. Amounts outstanding under the Term Loan are payable in quarterly installments through December 31, 2003. Amounts advanced under the Revolver become due on December 31, 2003. The balance outstanding on the Term Loan as of December 31, 2001 and 2000 was $29,400 and $44,100, respectively.  The Company may prepay outstanding advances under the Revolver or the Term Loan in whole or in part without incurring any premium or penalty. The balance on the Revolver was $45,800 and $62,600 as of December 31, 2001 and 2000, respectively.  In addition, the Company had outstanding letters of credit issued against the Old Credit Facility totaling $5,014 and $4,219 as of December 31, 2001 and 2000, respectively.

At the Company’s election, amounts advanced under the Old Credit Facility will bear interest at either (i) the Alternate Base Rate plus a specified margin, or (ii) the Eurodollar Rate plus a specified margin. The “Alternate Base Rate” is equal to the highest of (a) the Bank’s prime rate, (b) the secondary market rate for three–month certificates of deposit plus 1.00% and (c) the federal funds rate plus 0.50%, in each case as in effect from time to time. The “Eurodollar Rate” is the rate offered by the Bank for Eurodollar deposits for one, two, three, six or, if available by all lenders, nine months (as selected by the Company). The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to a quarterly adjustment based on the Company’s leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 2001 and 2000, the Alternate Base Rate margin was 0.25% and 1.00%, respectively, and the Eurodollar Rate margin was 1.75% and 2.00%, respectively.  Interest payments on advances that bear interest based upon the Alternate Base Rate are due quarterly in arrears and on the termination date, and interest payments on advances that bear interest based upon the Eurodollar Rate are due on the last day of each relevant interest period (or, if such period exceeds three months, quarterly after the first day of such period).  The average interest rate on the Old Credit Facility for the years ended December 31, 2001, 2000 and 1999 was 6.63%, 8.75% and 7.70%, respectively.

The Company is required to pay the Bank quarterly in arrears a commitment fee equal to a per annum percentage of the average daily unused portion of the Old Credit Facility during such quarter. The commitment is subject to a quarterly adjustment based on the Company’s leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 2001 and 2000, the quarterly commitment fee percentage was 0.375% and 0.500%, respectively. The Company must also reimburse the Bank for certain legal and other costs of the Bank and pay a fee on outstanding letters of credit at a rate per annum equal to the applicable margin then in effect for advances bearing interest at the Eurodollar Rate.

The Old Credit Facility contains several covenants, including ones that require the Company to maintain certain levels of net worth, leverage and cash flow coverage, and others that limit the Company’s ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments and engage in transactions with affiliates of the Company and its subsidiaries.

Annual maturities of the Company’s Old Credit Facility are as follows as of December 31, 2001:

2002	$14,700
2003	60,500
$75,200

Note 9.  12% Series B and D Senior Subordinated Notes

The Company has outstanding 12% Series B and D Senior Subordinated Notes (the “Senior Notes”) in the aggregate principal amount of $110,385 (see Note 21.)  Interest on the Senior Notes is payable semiannually on February 1 and August 1 of each year.  The Senior Notes will mature on August 1, 2004.  Beginning on August 1, 1999, and each anniversary date thereafter, the Senior Notes may be redeemed at the option of the Company, in whole or in part, at the redemption prices specified below, plus accrued and unpaid interest:

August 1,	Redemption Price
2001	102%
2002 and thereafter	100

In the event of a change in control, the Company would be required to offer to repurchase the Senior Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest.

The Senior Notes are general obligations of the Company, subordinated in right of payment to all existing and future senior debt (including the Company’s Old Credit Facility). The Senior Notes are guaranteed by each of the Company’s existing and future subsidiaries other than any subsidiary designated as an unrestricted subsidiary (as defined).  As of December 31, 2001, the Company had no unrestricted subsidiaries.  The Company may incur additional indebtedness, including borrowings under its Old Credit Facility (see Note 8), subject to certain limitations as contained in the Senior Notes indentures.

The indentures under which the Senior Notes were issued contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness under certain conditions, issue disqualified capital stock, engage in transactions with affiliates, incur liens, make certain restricted payments (including dividends), make certain asset sales and permit certain restrictions on the ability of its subsidiaries to make distributions.

Note 10.  Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	For the years ended December 31,
	2001	2000	1999
Current:
Federal	$1,835	$(819)	$7,844
State	1,196	185	782
Foreign	81	70	—
Total current	3,112	(564)	8,626
Deferred:
Federal	14,066	2,486	1,550
State	671	13	(4)
Foreign	249	(52)	(433)
Total deferred	14,986	2,447	1,113
	$18,098	$1,883	$9,739

In addition, the Company has recognized tax benefits related to the exercise of certain non-qualified stock options and the disposition of certain shares pursuant to Incentive Stock Options prior to the expiration of the statutory holding period as an increase in stockholders’ equity of $1,070, $411 and $64 for the years ended December 31, 2001, 2000 and 1999, respectively.

The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense from continuing operations is as follows:

	For the years ended December 31,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates	$16,670	35.0%	$1,501	35.0%	$9,280	35.0%
State income taxes, net of federal tax benefit	1,477	3.1	103	2.4	758	2.9
Foreign income taxes	(130)	(0.3)	(495)	(11.5)	(740)	(2.8)
Nondeductible goodwill amortization	236	0.5	232	5.4	235	0.9
Nondeductible expenses	131	0.3	503	11.7	61	0.2
Other	(286)	(0.6)	39	0.9	145	0.5
	$18,098	38.0%	$1,883	43.9%	$9,739	36.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000
Deferred tax assets:
Inventory obsolescence reserve	$868	$464
Property, plant and equipment	94	—
Product warranty accruals	1,970	1,538
Special charge accruals	2,421	2,030
Other accruals and deferrals	3,119	2,889
Discontinued operations reserve	524	12,254
AMT credit carryforward	739	—
Net operating losses (excluding valuation allowance)	42,042	49,186
Total deferred tax assets	51,777	68,361
Deferred tax liabilities:
Amortization of intangible assets	9,720	12,485
Property, plant and equipment	—	1,388
Other accruals and deferrals	867	545
Total deferred tax liabilities	10,587	14,418
Valuation allowance	(9,092)	(9,187)
Net deferred tax asset	$32,098	$44,756

As of December 31, 2001, the Company had Federal and State loss carryforwards of approximately $89,249.  These loss carryforwards are available as an offset to the future taxable income of the Company and its subsidiaries.  The Federal loss carryforward expires in 2020, and the state loss carryforwards expire in varying amounts from 2004 to 2021.  The Company also has Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $739 available to offset regular income tax payable in future years.  The Company, through its subsidiary in the U.K., has surplus Advance Corporate Tax (“ACT”) of approximately $325 available as a direct offset to future U.K. tax liability.  The Company’s AMT and surplus ACT can be carried over indefinitely.

A valuation allowance has been established for the tax benefits associated with certain state loss carryforwards because, due to the limitations imposed by certain states on the Company’s ability to utilize these benefits, realization is not deemed likely.  A valuation allowance has also been established for certain foreign tax benefits due to similar limitations imposed by the foreign tax jurisdiction. During 2001, the valuation allowance decreased $95 from $9,187 to $9,092.  This decrease is attributable to the Company’s utilization of Surplus ACT to offset its 2001 UK tax liability.  The Company believes that, consistent with accounting principles generally accepted in the United States, it is more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Note 11.  Stock Options and Warrants

             The Company provides stock options to employees, non-employee directors and independent contractors under its 2000 Stock Incentive Plan (the “2000 Plan”), its 1998 Stock Incentive Plan (the “1998 Plan”) and its 1996 Stock Incentive Plan (the “1996 Plan”) (collectively the “Plans”).  The Plans provide for granting of non-qualified and incentive stock option awards.  Options under the Plans are generally granted at fair value and vest over a period of time to be determined by the Board of Directors, generally from three to five years.  Options under the Plans expire 10 years from the date of grant.  The Company has reserved 750,000, 1,200,000 and 2,400,000 shares of common stock under the 2000, 1998 and 1996 Plans, respectively.  Options available for grant under the Plans were 154,314, 714,683 and 249,355 as of December 31, 2001, 2000 and 1999, respectively.

A summary of the status of the Company’s option plans are presented below:

	2001		2000		1999
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of year	2,006,819	$8.36	1,918,675	$7.43	1,843,920	$7.46
Granted	744,000	$5.96	763,950	$10.93	544,500	$8.05
Exercised	(340,965)	$5.60	(196,528)	$2.21	(200,996)	$3.11
Canceled	(183,631)	$10.24	(479,278)	$11.26	(268,749)	$12.18
Outstanding at end of year	2,226,223	$7.82	2,006,819	$8.36	1,918,675	$7.43

Exercisable at end of year	1,003,817	$7.85	976,798	$6.14	874,083	$5.40

Weighted-average fair value of options granted during the year		$4.07		$8.44		$6.07

The following summarizes information about options outstanding as of December 31, 2001:

Options  Outstanding

Options  Exercisable

Range of Exercise Prices	Shares	Average Remaining Contractual Life	Weighted - Average ExercisePrices	Shares	Weighted - Average ExercisePrices
$4.43—$5.00	517,500	6.6 years	$4.87	398,167	$4.97
$5.01—$6.00	745,500	8.8 years	$5.09	153,667	$5.20
$6.01—$9.00	157,992	7.5 years	$8.84	42,682	$8.84
$9.01—$13.00	659,143	7.8 years	$10.82	342,572	$10.49
$13.01—$19.00	146,088	6.9 years	$17.62	66,729	$16.94
	2,226,223	7.8 years	$7.82	1,003,817	$7.85

             During 1994, the Company issued warrants to purchase 421,056 shares of common stock at $1.67 per share, the fair value of the common stock on the date of grant.  The warrants are exercisable through 2004.  During the years ended December 31, 2001 and 2000, in cashless transactions, 210,528 and 140,352 of these warrants were exercised and 181,921 and 114,218 shares of the Company’s common stock were issued, respectively.

             Had compensation cost for the Company’s Plans been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s reported net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2001	2000	1999
Income (loss) from continuing operations:
As reported	$29,527	$2,406	$16,776
Pro forma	27,133	(470)	13,653
Basic earnings (loss) per common share:
As reported	$1.44	$0.12	$0.82
Pro forma	1.32	(0.02)	0.67

             The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the years ended December 31,
	2001	2000	1999
Expected volatility	86.37%	87.90%	72.17%
Risk-free interest rates	4.50%	6.25%	5.75%
Expected lives	4.6 years	5.2 years	7.9 years

The Company has not paid and does not anticipate paying dividends; therefore, the expected dividend yield is assumed to be zero.

Note 12.  Common and Preferred Stock

On January 8, 2001, the Company, together with certain members of management and directors of the Company, certain principals and affiliates of the Aurora Capital Group and certain other shareholders of the Company, commenced a program for the purchase of up to 1,850,000 shares of the Company’s common stock.  Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases.  As of December 31, 2001, 1,364,200 shares of the Company’s common stock were purchased under the program, of which 439,337 shares at an average price of $5.33 per share were purchased by the Company.

On December 20, 2001, the Company filed a registration statement for the sale of 6,000,000 shares of its common stock. The common stock offering includes 3,600,000 shares to be offered by selling stockholders of the Company and 2,400,000 new shares to be offered by the Company.  (See Note 21 — Subsequent Events.)

Note 13:  Derivative Financial Instruments

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137 and 138) which requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive loss, depending on whether a derivative is designated a part of a hedge and, if it is, the type of hedge transaction.  For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items.  Any ineffective portion of a hedge is reported in earnings as it occurs.

The Company uses an interest rate swap to convert a portion of its variable rate debt to fixed rate debt to reduce interest rate volatility risk.  The swap is based on a notional amount of $15,000 at the fixed interest rate of 5.95% during its term and is scheduled to mature during July 2003.  The fair value the swap is based on the estimated current settlement cost.  In accordance with SFAS No. 133, the Company has designated its swap agreement as a cash flow hedge and recorded the fair value of this hedge agreement as part of other comprehensive loss.   At January 1, 2001, the Company’s financial statements were adjusted to record a cumulative effect of adopting this accounting change as an addition to other long-term liabilities of $45, and an increase to other comprehensive loss in the amount of $28 (net of income tax benefit of $17).  For the year ended December 31, 2001, the effective portion of changes in fair value of this derivative amounted to $636 and is recorded as an addition to other long-term liabilities and an increase to other comprehensive loss in the amount of $391 (net of income tax benefit of $245).  The fair value of this derivative as a liability amounted to $681 at December 31, 2001.

Note 14.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the years ended December 31,
	2001	2000	1999
Numerator:
Income from continuing operations	$29,527	$2,406	$16,776

Denominator:
Weighted-average common shares outstanding	20,503,936	20,663,102	20,324,640
Effect of dilutive securities:
Employee stock options and warrants	554,637	500,387	838,961
Denominator for diluted earnings per common share	21,058,573	21,163,489	21,163,601

Basic earnings per common share	$1.44	$0.12	$0.82
Diluted earnings per common share	1.40	0.11	0.79

Note 15.  Employee Retirement Plans

The Company’s defined contribution plans provide substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements.  Contributions are made on a before-tax basis to substantially all of these plans.

As determined by the provisions of each plan, the Company matches a portion of the employees’ basic voluntary contributions. Company matching contributions to the plans were approximately $1,511, $998 and $1,003 for the plan years ending in 2001, 2000 and 1999, respectively.

In addition, the Company’s subsidiary located in the U.K. provides a voluntary retirement benefits plan for its employees.  Company matching contributions to this plan were approximately $329, $291 and $414 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 16.  Commitments and Contingencies

The Company leases certain facilities and equipment under various capital and operating lease agreements, which expire on various dates through 2009.  Facility leases that expire generally are expected to be renewed or replaced by other leases.  Future minimum rental commitments under non-cancelable capital leases and operating leases with terms in excess of one year are as follows:

For the years ended December 31,	Capital	Operating
	Leases	Leases
2002	$1,204	$8,221
2003	667	6,774
2004	279	4,817
2005	—	3,726
2006	—	3,041
2007 and thereafter	—	4,189
Total minimum lease payments	2,150	$30,768
Less: Amount representing interest	(132)
Present value of minimum lease payments	$2,018

Rent expense for all operating leases approximated $8,231, $7,908 and $7,377 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company is subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non–hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and damages resulting from, past spills, disposals or other releases of hazardous substances.

In connection with the acquisition of certain subsidiaries, some of which have been subsequently divested or relocated, the Company conducted certain investigations of these companies’ facilities and their compliance with applicable environmental laws. The investigations, which included Phase I assessments by independent consultants of all manufacturing and various distribution facilities, found that a number of these facilities have had or may have had releases of hazardous materials that may require remediation and also may be subject to potential liabilities for contamination from off-site disposal of substances or wastes. These assessments also found that reporting and other regulatory requirements, including waste management procedures, were not or may not have been satisfied. Although there can be no assurance, the Company believes that, based in part on the investigations conducted, in part on certain remediation completed prior to or since the acquisitions, and in part on the indemnification provisions of the agreements entered into in connection with the Company’s acquisitions, the Company will not incur any material liabilities relating to these matters.

One of the Company’s former subsidiaries, RPM, leased several facilities in Azusa, California located within what is now the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site. The entity that leased the facilities to RPM has been identified by the United States Environmental Protection Agency, or EPA, as one of approximately nineteen potentially responsible parties, or PRPs, for environmental liabilities associated with the Superfund Site. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund) provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from PRPs. PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators. As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard. The EPA has preliminarily estimated that it will cost between $150 million and $200 million to construct and to operate for an indefinite period an interim remedial groundwater pumping and treatment system for the part of the San Gabriel Valley Superfund site within which RPM’s facilities, as well as those of many other potentially responsible parties, are or were located. The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with this Superfund site are likely to be assessed. RPM moved all manufacturing operations out of the San Gabriel Valley Superfund site area in 1995. Since July 1995, RPM’s only real property interest in this area has been the lease of a 6,000 square foot storage and distribution facility. The acquisition agreement by which the Company acquired the assets of RPM in 1994 and the leases pursuant to which the Company leased RPM’s facilities after it acquired the assets of RPM expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the closing of the acquisition, although the Company could become responsible for those liabilities under various legal theories. The Company is indemnified against any such liabilities by the company that sold RPM to it as well as the shareholders of that company. There can be no assurance, however, that the Company would be able to make any recovery under any indemnification provisions. Since the closing of the acquisition, the Company has been engaged in negotiations with the EPA to settle any liability that it may have for this site. Although there can be no assurance, the Company believes that it will not incur any material liability as a result of RPM’s lease of properties within the San Gabriel Valley Superfund site.

In connection with the sale of the Distribution Group (the “DG Sale”) on October 27, 2000 (see Note 3), the Company has agreed to certain matters with Buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of Buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $0.8 million deductible and a $12.0 million cap except with respect to closed facilities, (iii) liabilities of the Distribution Group existing at the time of the DG Sale but not disclosed to Buyer, subject to the $0.8 million deductible and $12.0 million cap, (iv) any tax liability of the Distribution Group relating to periods prior to the DG Sale and (v) certain health claims that may be asserted by employees of the Distribution Group relating to the air quality at one of its facilities prior to the DG Sale.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases were guaranteed by the Company.  These guarantees remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  Buyer has agreed to indemnify the Company for any liability that the Company may incur pursuant to the guarantees.  Following the Distribution Group sale, Buyer was merged into the Distribution Group and the Distribution Group succeeded to all of Buyer’s obligations, including its obligation to indemnify the Company with respect to the guarantees.

Note 17.  Reportable Segments

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to DaimlerChrysler, Ford, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs, including Ford’s and General Motors’s European operations and Jaguar.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; (ii) a provider of returned material reclamation and disposition services and core management services primarily to Ford and to a lesser extent, General Motors; and (iii) an automotive electronic components remanufacturing and distribution business, primarily for Delphi and Visteon.  The Company’s Engines business unit, which is not a reportable segment and shown as “Other”, remanufactures and distributes domestic and foreign engines from four regional distribution centers primarily to independent aftermarket customers.

The Company evaluates performance based upon income from operations.  The reportable segments’ and the “other” business unit’s accounting policies are the same as those described in the summary of significant accounting policies (see Note 2). The Company fully allocates corporate overhead based upon budgeted full year profit before tax.

The reportable segments and the “other” business unit are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels.  The reportable segments and other business unit are as follows:

	Drivetrain Remanufacturing	Logistics	Other	Totals
As of and for the year ended December 31, 2001:
Revenues from external customers	$266,258	$105,255	$21,868	$393,381
Intersegment revenues	2,763	—	—	2,763
Depreciation and amortization expense	10,156	3,732	131	14,019
Special charges	2,439	2,415	—	4,854
Segment profit	40,044	26,461	1,695	68,200
Segment assets	408,311	81,215	17,701	507,227
Expenditures for long-lived assets	7,646	5,185	—	12,831
As of and for the year ended December 31, 2000:
Revenues from external customers	$254,280	$89,077	$29,136	$372,493
Depreciation and amortization expense	9,360	2,786	845	12,991
Special charges	—	—	32,584	32,584
Segment profit (loss)	49,028	17,394	(37,537)	28,885
Segment assets	382,499	63,090	17,479	463,068
Expenditures for long-lived assets	5,156	5,556	306	11,018
As of and for the year ended December 31, 1999:
Revenues from external customers	$268,897	$59,127	$37,539	$365,563
Depreciation and amortization expense	9,441	2,281	1,578	13,300
Special charges	975	570	3,333	4,878
Segment profit (loss)	50,506	7,665	(5,973)	52,198
Segment assets	336,135	47,103	45,538	428,776
Expenditures for long-lived assets	4,421	1,942	3,124	9,487

A reconciliation of the reportable segments to consolidated net sales, operating income and consolidated assets are as follows:

	As of and for the
	For the Years Ended December 31,
	2001	2000	1999
Net Sales:
External revenues from reportable segments	$371,513	$343,357	$328,024
Intersegment revenues	2,763	—	—
Other revenues	21,868	29,136	37,539
Elimination of intersegment revenues	(2,763)	—	—
Consolidated net sales	$393,381	$372,493	$365,563

Profit:
Total profit for reportable segments	$66,505	$66,422	$58,171
Other profit (loss)	1,695	(37,537)	(5,973)
Unallocated amounts:
Special charges	(476)	—	(2,432)
Income from operations	$67,724	$28,885	$49,766

Assets:
Total assets for reportable segments	$489,526	$445,589	$383,238
Other assets	17,701	17,479	45,538
Elimination of intercompany accounts	(156,412)	(104,627)	(77,849)
Unallocated corporate assets	46,043	49,058	27,126
Discontinued assets	—	—	199,729
Consolidated assets	$396,858	$407,499	$577,782

Other significant items as disclosed within the reportable segments are reconciled to the consolidated totals as follows:

	Segment Totals	Unallocated Corporate Items	Consolidated
Other significant items:
For the year ended December 31, 2001
Special charges	$4,854	$476	$5,330
Expenditures for long-lived assets	12,831	685	13,516

For the year ended December 31, 2000
Special charges	$32,584	$—	$32,584
Expenditures for long-lived assets	11,018	664	11,682

For the year ended December 31, 1999
Special charges	$4,878	$2,432	$7,310
Expenditures for long-lived assets	9,487	585	10,072

Revenues and long-lived assets by geographic area are determined by the location of the Company’s facilities as follows:

	As of and for the
	Years ended December 31,
	2001	2000	1999
Net sales:
United States	$370,830	$351,726	$342,663
Canada and Europe	22,551	20,767	22,900
Consolidated net sales	$393,381	$372,493	$365,563

Long-lived assets:
United States	$217,280	$217,358	$228,509
Europe	13,826	14,059	15,385
Assets of discontinued operations held for sale, net	—	—	127,535
Consolidated long-lived assets	$231,106	$231,417	$371,429

For the years ended December 31, 2001 and 2000, the Company had three significant external customers, Ford (Drivetrain Remanufacturing and Logistics segments), Daimler Chrysler (Drivetrain Remanufacturing segment and Other) and AT&T Wireless Services (Logistics segment), representing $136,088, $96,980 and $69,121 of consolidated net sales for 2001, respectively, and $111,818, $110,175 and $52,653 of consolidated net sales for 2000, respectively.

For the year ended December 31, 1999, the Company had two significant external customers, DaimlerChrysler (Drivetrain Remanufacturing segment) and Ford (Drivetrain Remanufacturing and Logistics segments), representing $115,537 and $108,257 of consolidated net sales for 1999, respectively.

Note 18.  Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments approximate their fair values due to the fact that they are either short-term in nature or re-priced to fair value through floating interest rates with the exception of the Company’s Senior Notes and the 18% senior subordinated promissory note investment.  The 18% senior subordinated promissory note, received by the Company on October 27, 2000 as part of the proceeds from the sale of the Distribution Group, had a fair value which approximated its carrying value at December 31, 2001 and 2000.

The carrying amounts and fair values of these financial instruments are as follows:

	December 31,
	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series B Senior Notes	$82,570	$83,809	$82,570	$78,417
Series D Senior Notes	27,815	28,232	27,815	26,416
18% senior subordinated promissory note	8,600	8,600	8,593	8,593
Promissory note with minority interest	210	210	—	—
Series B preferred stock	—	—	1,929	1,929

The Series B preferred stock, received by the Company on October 27, 2000 as part of the proceeds from the sale of the Distribution Group was sold to ATCDG Holding Corp., Inc. during the year ended December 31, 2001 for proceeds of $2,860, and the Company recorded a gain, classified as other income (expense), net in the accompanying financial statements, of $931 on the sale of the stock.

Note 19.  Special Charges

Commencing in 1998, the Company implemented certain initiatives designed to improve operating efficiencies and reduce costs.  During 1999, the Company recorded $7,310 of special charges, including $2,965 classified as Cost of Sales-Special Charges.  In June 2000, the Company reclassified $32,584 of expense related to the restructuring and then anticipated disposition of its Engines business from loss on discontinued operations to special charges. These charges included the following: (i) $15,614 for the impairment of goodwill; (ii) $5,790 for the write-down of fixed assets to estimated net realizable value; (iii) $5,351 for the write-down of inventory to estimated net realizable value (classified as Cost of Sales-Special Charges); (iv) $3,783 of product warranty costs for units remanufactured and sold prior to 2000 (classified as Cost of Sales-Special Charges); (v) $871 for the write-down of un-collectible accounts receivable balances; and (vi) $732 of exit costs and $443 of severance costs for 56 people primarily associated with the elimination of its branch distribution network.

             In 2001, the Company recorded $5,330 of special charges. These charges included $2,439 for the Drivetrain Remanufacturing segment, $2,415 for the Logistics segment and $476 for the Company’s two information systems groups.  The $2,439 related to the Drivetrain Remanufacturing segment consists of $1,584 of severance and related costs for 35 people primarily associated with the de-layering of certain management functions and $855 of facility exit and idle capacity costs associated with facility consolidations and implementation of cellularized manufacturing within the segment.  The $2,415 of special charges related to the Logistics segment included the following: (i) $1,942 of costs related to the shut-down of the Company’s remanufactured automotive electronic control modules operation including $680 of severance for 118 people, $631 related to the write-down of fixed assets, $368 of facility exit and other costs related to the shutdown, $216 related to inventory write–downs (classified as Cost of Sales-Special Charges) and $47 for the write-down of un-collectible accounts receivable balances; and (ii) $473 of severance and related costs for eight people primarily associated with the upgrade of certain management functions within the segment.  The $476 related to the Company’s two information systems groups are for severance and related costs for four people primarily associated with the consolidation of that function.

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total

Reserve at December 31, 1998	$840	$3,279	$—	$4,119
Provision 1999	2,969	519	3,822	7,310
Payments 1999	(1,422)	(1,256)	—	(2,678)
Asset write-offs 1999	—	—	(842)	(842)
Reserve at December 31, 1999	2,387	2,542	2,980	7,909
Provision 2000	443	4,515	27,626	32,584
Payments 2000	(2,132)	(1,950)	—	(4,082)
Asset write-offs 2000	—	—	(22,423)	(22,423)
Asset valuation adjustment 2000 (1)	—	—	(2,962)	(2,962)
Reclassification 2000	—	(44)	44	—
Reserve at December 31, 2000	698	5,063	5,265	11,026
Provision 2001	3,213	1,223	894	5,330
Payments 2001	(2,115)	(2,991)	—	(5,106)
Asset write-offs 2001	—	—	(4,225)	(4,225)
Asset valuation adjustment 2001 (1)	—	—	1,764	1,764
Reserve at December 31, 2001	$1,796	$3,295	$3,698	$8,789

(1)                                  Asset valuation adjustments are due to the Company’s initial discontinuance of the Engines business during 2000 and its subsequent election to retain this business during 2001.

Note 20.  Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
2001
Net sales	$99,229	$92,220	$100,420	$101,512
Gross profit	32,462	31,258	35,709	38,376
Income from continuing operations	6,345	6,698	6,590	9,894
Earnings per common share (1)	$0.31	$0.33	$0.32	$0.48
Earnings per common share-assuming dilution (1)	0.31	0.32	0.31	0.46
2000
Net sales	$94,705	$90,658	$88,639	$98,491
Gross profit	32,840	19,804	29,809	32,468
Income (loss) from continuing operations	7,060	(15,764)	5,559	5,551
Earnings (loss) per common share (1)	$0.34	$(0.76)	$0.27	$0.27
Earnings (loss) per common share-assuming dilution (1) (2)	0.33	(0.76)	0.26	0.27

(1)                                  Earnings per share data is presented before discontinued operations.

(2)                                  Due to the loss reported in the second quarter of 2000, the applicable per share calculation above excludes the antidilutive effect of stock options and warrants in the second quarter of 2000.

Note 21.   Subsequent Events

Public Offering of Common Stock

On March 8, 2002, the Company completed a public offering of 2,760,000 shares of its common stock at a price to the public of $16.50 per share.  The net proceeds from the offering, estimated to be $42,235 was used, together with certain borrowings under the new credit facility discussed below, to repay all the indebtedness under our Old Credit Facility on March 8, 2002.

New Credit Agreement

On February 8, 2002, the Company executed a credit agreement and a related security agreement in connection with a new credit facility jointly arranged and syndicated by JPMorgan Chase Bank and Credit Suisse First Boston (the “New Credit Facility”).  The New Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principle payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95,000, six year term loan (the “B-Loan), with principle payable in quarterly installments over the six-year period (with 95% of the principle payable in the sixth year) and an annual excess cash flow sweep and (iii) a $50,000, five year revolving credit facility (the “New Revolver”).  The New Credit Facility also provides for the addition of an optional term loan of up to $100,000 (the “C-Loan”), subject to certain conditions including the receipt from one or more lenders of the additional commitments that may be requested.

At the Company’s election, amounts advanced under the New Credit Facility will bear interest at either (i) the Alternate Base Rate (“ABR”) plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The ABR is equal to the highest of  (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The Eurodollar Rate is the rate offered by the lenders’ for Eurodollar deposits for one, two, three, six, or, if available by all lenders, nine months as selected by the Company.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on the Company’s leverage ratio as of the end of the four fiscal quarters then completed.  As of March 8, 2002, the closing date of the New Credit Facility, the applicable margins for the A-Loan and New Revolver were 1.25% for ABR loans and 2.25% for Eurodollar Rate loans.  For the B-Loan, the margins were 2.00% for ABR loans and 3.00% for Eurodollar Rate loans as of March 8, 2002.  The interest rates for the optional C-Loan will be determined at the time such loans are provided.  Additionally, the Company is required to pay quarterly in arrears a commitment fee equal to 0.50% per annum of the average daily unused portion of the New Credit Facility during such quarter.  The Company must also reimburse the lenders for certain legal and other costs of the lenders, and pay fees on outstanding letters of credit at a rate per annum equal to the applicable margin then in effect for advances bearing interest at the Eurodollar Rate.

Amounts advanced under the New Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its subsidiaries’ assets.  The New Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and cash flow coverage and others that limit its ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, enter new businesses and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.

On March 8, 2002, the closing date of the New Credit Facility, the Company borrowed $55,000 under the New Credit Facility and used a portion of those proceeds, together with the proceeds from the public stock offering to repay the entire $82,700 balance outstanding under our Old Credit Facility.

Redemption of 12% Senior Subordinated Notes

On March 8, 2002, the Company called all of the Senior Notes due 2004 for redemption.  The Company’s Senior Notes, which had a face amount outstanding as of March 8, 2002 of $110,385, will be redeemed at a premium of 102% plus accrued and unpaid interest on or about April 8, 2002.  The redemption will be funded by the remainder of the borrowings made under the New Credit Facility.

Extraordinary Items

The Company expects to incur an extraordinary charge of approximately $3.3 million for the write-off of previously capitalized debt issuance costs, a call premium and fees in connection with the replacement of its Old Credit Facility and the retirement of its Senior Notes.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.                                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

The following lists our directors and executive officers and their respective ages and positions as of December 31, 2001:

Name	Age	Positions
Michael T. DuBose	48	Chairman of the Board, President and Chief Executive Officer
Barry C. Kohn	46	Vice President and Chief Financial Officer
Lawrence W. Baker	59	Vice President, Automotive Sales and Marketing
John J. Machota	49	Vice President, Human Resources
Mary T. Ryan	48	Vice President, Communications and Investor Relations
Joseph Salamunovich	42	Vice President, General Counsel and Secretary
Paul J. Komaromy	51	President, Aaron’s and CRS
Matt J. Pieper	42	President, ATC Logistics
Robert Anderson	81	Director
Richard R. Crowell	46	Director
Dale F. Frey	69	Director
Mark C. Hardy	38	Director
Dr. Michael J. Hartnett	56	Director
Gerald L. Parsky	59	Director
Richard K. Roeder	53	Director
J. Richard Stonesifer	65	Director

Michael T. DuBose joined us as Chairman of the Board, President and Chief Executive Officer in 1998.  Prior to that he served as a consultant to Aurora Capital Group from 1997.  From 1995 to 1997, Mr. DuBose was Chairman and Chief Executive Officer of Grimes Aerospace Company, an international engineering, manufacturing and distribution company.  From 1993 to 1995, he served as Senior Vice President of SAI Corporation’s computer equipment manufacturing and systems sector.  Prior to that, Mr. DuBose held various positions at General Instrument and General Electric Company.  Mr. DuBose holds an M.S. in Management from the Stanford University Graduate School of Business.

Barry C. Kohn joined us as Vice President and Chief Financial Officer in January 1999.  During 1998 he served as a self-employed financial consultant.  From 1995 to 1997, Mr. Kohn was Senior Vice President and Chief Financial Officer of Grimes Aerospace Company.  Between 1987 and 1995, he held increasingly senior positions at Grimes including Treasurer, Controller and Manager of Business Planning.  Mr. Kohn holds a Masters of Accounting from The Ohio State University and is a Certified Public Accountant (inactive).

Lawrence W. Baker joined us as Vice President, Automotive Sales & Marketing in January 2001.  Prior to that, Mr. Baker was employed for 35 years with DaimlerChrysler, most recently serving as Vice President of the Mopar Parts division from 1999 to 2000, as General Manager of Mopar from 1994 to 1999, as General Manager of the Jeep/Eagle division from 1990 to 1994 and as General Manager of the Dodge Car & Truck division from 1989 to 1990.  Mr. Baker holds a B.S. in Marketing from The Ohio State University.

John J. Machota joined us as Vice President, Human Resources in 1997.  From 1996 to 1997, he was a self-employed human resources consultant.  From 1995 to 1996, Mr. Machota was Vice President, Compensation for Waste Management, Inc. and from 1993 to 1995, served as Waste Management’s Vice President, Human Resource Services.  From 1986 to 1993, Mr. Machota was Vice President, Human Resources for a subsidiary of Waste Management and prior to that held various other positions in the human resources area.  Mr. Machota holds an M.S. in Industrial Relations from Loyola University.

Mary T. Ryan joined us as Vice President, Communications and Investor Relations in April 1999.  From 1996 to 1998, Ms. Ryan served as Vice President, Corporate Affairs for American Disposal Services, Inc.  From 1995 to 1996, she was a self-employed public relations consultant.  Prior to that, Ms. Ryan was employed for more than ten years with Waste Management, Inc.  Ms. Ryan holds an M.B.A. from DePaul University.

Joseph Salamunovich joined us as Vice President, General Counsel and Secretary in 1997.  From 1995 to 1997, Mr. Salamunovich was a partner in the law firm of Gibson, Dunn & Crutcher LLP, where he specialized in corporate and securities law matters.  Mr. Salamunovich holds a J.D. from Loyola Law School.

Paul J. Komaromy joined us in February 2000 as President of our Aaron’s Automotive Products, Inc. subsidiary.  He has also served as President of our Component Remanufacturing Specialists, Inc. subsidiary since January 2001.  From 1997 to 1999, Mr. Komaromy was Vice President and General Manager of the Engine Systems and Accessories division of AlliedSignal, Inc.  From 1987 to 1997, Mr. Komaromy was employed with Grimes Aerospace, serving as Senior Vice President and General Manager of the Vision Systems division from 1996 to 1997 and as Senior Vice President, Operations and Engineering from 1991 to 1995.  From 1978 to 1987, Mr. Komaromy was employed with the Power Systems division of Cooper Industries.  Mr. Komaromy holds an M.S. in Industrial Administration from the Carnegie–Mellon University Graduate School of Industrial Administration.

Matthew J. Pieper joined us as General Manager of our Logistics Services business unit in October 1998 and served as Vice President of ATC Logistics from June 2000 until November 2000 when he became President of ATC Logistics.  Prior to joining us, Mr. Pieper served as a Regional Distribution Manager for the Perrier division of Nestlé Foods from 1996 to 1998.  Before that, he served in various logistics and manufacturing positions for the Pepsi-Cola Company from 1989 to 1996.  Mr. Pieper holds a B.B.A. in Transportation/Logistics from Iowa State University and an M.B.A. from Baylor University.

Robert Anderson became a director in 1997.  Mr. Anderson has been associated with Rockwell International Corporation since 1968, where he has been Chairman Emeritus since 1990 and served previously as Chairman of the Executive Committee from 1988 to 1990 and as Chairman of the Board and Chief Executive Officer from 1979 to 1988.

Richard R. Crowell became a director in 1994.  Mr. Crowell is President and a founding partner of Aurora Capital Group and has been with Aurora Capital Group since it was founded in 1991.

Dale F. Frey became a director in 1997.  Prior to his retirement in 1997, Mr. Frey was Chairman of the Board, President and Chief Executive Officer of General Electric Investment Corporation, a position he had held since 1984, and was a Vice President of General Electric Company since 1980.  Mr. Frey is a director of Praxair, Inc., Roadway Express, Community Health Systems, Yankee Candle and McLeod USA.

Mark C. Hardy became a director in 1994.  Mr. Hardy is a Managing Director and partner of Aurora Capital Group.  Prior to joining Aurora Capital Group in 1993, Mr. Hardy was an Associate and Consultant at Bain & Company, a consulting firm.

Dr. Michael J. Hartnett became a director in 1994.  Since 1992, Dr. Hartnett has been Chairman, President and Chief Executive Officer of Roller Bearing Company of America, Inc., a manufacturer of ball and roller bearings.  Prior to joining Roller Bearing in 1990 as General Manager of its Industrial Tectonics subsidiary, Dr. Hartnett spent 18 years with The Torrington Company, a subsidiary of Ingersoll-Rand.

Gerald L. Parsky became a director in 1997.  Mr. Parsky is the Chairman and a founding partner of Aurora Capital Group.  Prior to forming Aurora Capital Group in 1991, Mr. Parsky was a senior partner and a member of the Executive and Management Committees of the law firm of Gibson, Dunn & Crutcher LLP.  Prior to that, he served as an official with the United States Treasury Department and the Federal Energy Office, and as Assistant Secretary of the Treasury for International Affairs.

Richard K. Roeder became a director in 1994.  Mr. Roeder is a founding partner and Managing Director of Aurora Capital Group.  Prior to forming Aurora Capital Group in 1991, Mr. Roeder was a partner in the law firm of Paul, Hastings, Janofsky & Walker, where he served as Chairman of the firm’s Corporate Law Department and a member of its National Management Committee.

J. Richard Stonesifer became a director in 1997.  Prior to his retirement in 1996, Mr. Stonesifer was employed with the General Electric Company for 37 years, serving most recently as President and Chief Executive Officer of GE Appliances, and was an executive officer and Senior Vice President of the General Electric Company, from January 1992 until his retirement.  Mr. Stonesifer is a director of Polaris Industries, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us.  Based solely on a review of the copies of the forms that we have received, we believe that all such forms required during 2001 were filed on a timely basis, except for the Form 5 of Mr. Crowell for 2001, which was filed two weeks late.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the three most recently completed fiscal years, the cash compensation, for services to us in all capacities, of (i) our Chief Executive Officer and (ii) the four persons who as of December 31, 2001 were the other most highly compensated executive officers of Aftermarket Technology Corp. and its subsidiaries:

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus (1)	Number of Securities Underlying Options (#) (2)	All Other Compensation
Michael T. DuBose	2001	$474,615	$1,211,615	100,000	$22,139 (3)
Chairman, President and Chief Executive Officer	2000	470,000	425,777	100,000	23,800 (3)
	1999	400,000	319,500	—	203,940 (4)

Lawrence W. Baker (5)	2001	$289,327	$221,587	75,000	$36,000 (6)
Vice President, Automotive Sale and Marketing	2000	—	—	—	—
	1999	—	—	—	—

Barry C. Kohn	2001	$271,731	$361,042	75,000	$12,548 (3)
Chief Financial Officer	2000	270,000	130,451	35,000	5,400 (7)
	1999	226,154	110,000	90,000	36,963 (8)

Matt J. Pieper (9)	2001	$225,000	$228,244	37,000	$15,043 (3)
President, ATC Logistics	2000	161,904	210,000	35,000	10,576 (10)
	1999	117,616	84,035	5,000	9,725 (10)

Joseph Salamunovich	2001	$201,154	$177,788	30,000	$12,256 (3)
Vice President, General Counsel and Secretary	2000	197,308	96,630	20,000	2,599 (7)
	1999	186,077	90,000	20,000	1,321 (7)

(1)                Bonuses for a particular year are generally paid during the first quarter of the following year.

(2)                Consists of options to purchase shares of our common stock, which options were issued pursuant to our 1996 Stock Incentive Plan, 1998 Stock Incentive Plan or 2000 Stock Incentive Plan.  Pursuant to the stock incentive plans, the Compensation and Human Resources Committee of the Board of Directors makes recommendations to the Board of Directors regarding the amount, terms and conditions of each option to be granted.

(3)                Consists of allowances for automobile, club dues and financial planning.

(4)                Includes (i) $176,770 of relocation benefits (including $76,770 of income tax “gross up”) and (ii) $14,954 of automobile allowance.

(5)                Mr. Baker joined us in January 2001.

(6)                Consists of a hiring bonus and allowances for club dues and financial planning.

(7)                Consists of allowances for club dues and financial planning.

(8)                Includes $31,750 of relocation benefits (including $11,750 of income tax “gross up”).

(9)                Mr. Pieper joined the Company in October 1998 and became President of ATC Logistics in November 2000.  At that time his annual base salary was increased to $225,000.

(10)    Consists of an automobile allowance.

Set forth below is the annual base salary for our Chief Executive Officer and each of our other four most highly compensated executive officers as of March 1, 2002:

Name	Annual Base Salary
Michael T. DuBose	$550,000
Lawrence W. Baker	315,000
Barry C. Kohn	300,000
Paul J. Komaromy	270,000
Matt J. Pieper	225,000

Option Grants Table

Shown below is information concerning grants of options by us during 2001 to our Chief Executive Officer and each of our other four most highly compensated executive officers as of December 31, 2001:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(1)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in	Exercise Price	Expiration
Name	(#)	Fiscal Year	($/Share)	Date	5% ($)	10% ($)
Michael T. DuBose	100,000(2)	13.4	$5.060	5/9/11	$318,221	$806,434
Lawrence W. Baker	75,000(3)	10.1	$4.563	2/20/11	215,223	545,419
Barry C. Kohn	75,000(2)	10.1	$5.060	5/9/11	238,666	604,825
Matt J. Pieper	37,000(2)	5.0	$5.060	5/9/11	117,742	298,380
Joseph Salamunovich	30,000(2)	4.0	$5.060	5/9/11	95,466	241,930

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

(2)                These options were granted under our 2000 Stock Incentive Plan.  One third of the options vest and become exercisable on each of May 9, 2002, 2003 and 2004.

(3)                These options were granted under our 1996 Stock Incentive Plan.  One third of the options vest and become exercisable on each of February 20, 2002, 2004 and 2006.

Aggregated Option Exercises and Year-End Option Value Table

Shown below is information relating to (i) the exercise of stock options during 2001 by our Chief Executive Officer and each of our other four most highly compensated executive officers as of December 31, 2001 and (ii) the value of unexercised options for each of the CEO and such executive officers as of December 31, 2001:

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael T. DuBose	—	—	533,334	166,666	$4,758,753	$1,431,497
Lawrence W. Baker	—	—	—	75,000	—	872,775
Barry C. Kohn	—	—	71,667	128,333	725,692	1,281,687
Matt J. Pieper	—	—	15,334	64,666	137,069	654,387
Joseph Salamunovich	—	—	43,393	71,695	115,756	514,822

(1)                Based on the closing price of our common stock on the Nasdaq National Market System on December 31, 2001, which was $16.20 per share.

Employment Agreements

In January 2002 we entered into a new two-year employment agreement with Mr. DuBose, which includes a noncompetition provision for a period of 24 months from the termination of Mr. DuBose’s employment and a nondisclosure provision.  The agreement also provides that if Mr. DuBose ceases to be employed by us for any reason other than termination for cause or voluntary resignation, he would receive severance payments equal to two times his base salary plus two times his target bonus under our incentive compensation plan plus a pro rata portion of his incentive compensation bonus for the year in which he ceases to be employed.  Mr. DuBose would also receive medical benefits for up to ten years following the end of his employment.

We typically enter into an employment agreement with each of our other executive officers that provides for a three-year term and is automatically renewable thereafter on a year-to-year basis.  The agreement includes a noncompetition provision for a period of 18 months from the termination of the executive officer’s employment with the Company as well as a nondisclosure provision.  The executive officer is entitled to severance equal to his base salary for a period of 12 months after termination if he is terminated without cause, except in the cases of Mr. Kohn, whose severance period is 18 months.

Stock Incentive Plans

Pursuant to our 1996, 1998 and 2000 stock incentive plans, officers, directors, employees and consultants of Aftermarket Technology Corp. and its affiliates are eligible to receive options to purchase common stock and other awards.  Awards under the 1996 plan are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares.  Awards under the 1998 and 2000 plans may take the form of stock options, annual incentive bonuses and incentive stock.

The stock incentive plans are administered by the Compensation and Human Resources Committee of our Board of Directors, although the Board of Directors may exercise any of the Committee’s authority under the plans in lieu of the Committee’s exercise thereof.  While the stock incentive plans permit the Committee to grant awards, such grants are typically made by the Board of Directors based on the Committee’s recommendations regarding the recipients and type and amount of awards.  Subject to the express provisions of the stock incentive plans, the Committee has broad authority in administering and interpreting the plans.  Options granted to employees may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify.  Awards to employees may include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events.  The vesting of stock options will be accelerated in the event of a change of control of Aftermarket Technology Corp.

The aggregate number of shares of common stock that can be issued under the stock incentive plans may not exceed 4,350,000.  As of March 1, 2002, there were outstanding options to purchase an aggregate of 2,208,223 shares of common stock granted to our directors, officers and employees and certain independent contractors pursuant to the plans, and the number of shares available for issuance pursuant to options yet to be granted under the plans was 167,811.

In most cases, outstanding options are subject to certain vesting provisions and expire on the tenth anniversary of the date of grant.  The exercise prices of options outstanding under the stock incentive plans as of March 1, 2002 are as follows:

Number of Option Shares	Exercise Price
20,000	$4.438
101,000	4.563
24,000	4.67
367,500	5.00
95,000	5.0312
550,000	5.06
90,000	5.3125
3,000	5.563
3,666	6.875
23,500	8.50
12,500	8.9375
106,326	9.00
15,000	9.125
200,000	10.00
272,643	11.125
162,000	11.4375
2,000	11.80
35,088	14.75
49,000	18.125
25,000	18.25
51,000	19.00
2,208,223

For information regarding options granted to our directors and officers, see Item 12. “Security Ownership of Certain Beneficial Owners and Management.”

Compensation and Human Resources Committee Interlocks and
Insider Participation in Compensation Decisions

The members of our Compensation and Human Resources Committee are Messrs. Crowell, Parsky and Stonesifer.  Messrs. Crowell and Parsky are (i) two of the three stockholders and directors of Aurora Advisors, Inc., the general partner of Aurora Capital Partners, which is the general partner of Aurora Equity Partners, L.P., our largest stockholder, and (ii) two of the three stockholders and directors of Aurora Overseas Advisors, Ltd., the general partner of Aurora Overseas Capital Partners L.P., the general partner of Aurora Overseas Equity Partners I, L.P., another of our significant stockholders.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management.”  In addition, Messrs. Crowell and Parsky are the senior members of Aurora Capital Group (of which Aurora Equity Partners and Aurora Overseas Equity Partners are a part), which provides investment banking and management services to us pursuant to a management services agreement.  See Item 13. “Certain Relationships and Related Transactions.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock (the only class of our issued and outstanding voting securities), as of March 1, 2002 by each of our directors, our Chief Executive Officer, each of our other four most highly compensated executive officers as of December 31, 2001, our directors and executive officers as a group, and each person who at March 1, 2002 was known to us to beneficially own more than 5% of our outstanding common stock.

	Number of Shares (1)	Voting Percentage
Aurora Equity Partners L.P. (other beneficial owners: Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder) (2)(3)	12,324,746	59.1
Aurora Overseas Equity Partners I, L.P. (other beneficial owners: Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder) (4)(5)	5,250,960	25.2
General Electric Pension Trust (6)	2,479,539	11.9
Michael T. DuBose (7)	588,737	2.8
Lawrence W. Baker (8)	25,000	*
Barry C. Kohn (9)	137,454	*
Matt J. Pieper (10)	26,075	*
Joseph Salamunovich (11)	55,089	*
Robert Anderson (12)(13)	73,295	*
Richard R. Crowell (2)(3)(4)(5)(13)	13,668,592	65.6
Dale F. Frey (14)	60,181	*
Mark C. Hardy (13)(15)	26,059	*
Dr. Michael J. Hartnett (16)	93,966	*
Gerald L. Parsky (2)(3)(4)(5)(13)(17)	13,668,592	65.6
Richard K. Roeder (2)(3)(4)(5)(13)	13,668,592	65.6
J. Richard Stonesifer (18)	80,216	*
All directors and officers as a group (16 persons) (19)	14,872,134	67.9

*                       Less than 1%.

(1)                The shares of common stock underlying options granted under our stock incentive plans that are exercisable as of March 1, 2002 or that will become exercisable within 60 days thereafter (such options being referred to as “exercisable”) are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

(2)                Aurora Equity Partners is a Delaware limited partnership the general partner of which is Aurora Capital Partners, a Delaware limited partnership whose general partner is Aurora Advisors, Inc.  Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of Aurora Advisors, are limited partners of Aurora Capital Partners and may be deemed to beneficially share ownership of the common stock beneficially owned by Aurora Equity Partners and may be deemed to be the organizers of Aftermarket Technology Corp. under regulations promulgated under the Securities Act of 1933.  Aurora Equity Partners’ address is 10877 Wilshire Boulevard, Suite 2100, Los Angeles, CA 90024.

(3)                Consists of (i) 8,417,632 shares owned by Aurora Equity Partners, (ii) 2,479,539 shares owned by the General Electric Pension Trust (see Note 6 below) and (iii) 1,427,575 shares that are subject to an irrevocable proxy granted to the Aurora partnerships by some of our original stockholders, including Messrs. Anderson, Crowell, Hardy, Parsky and Roeder (the “Aurora Proxy”).  The Aurora Proxy terminates upon the earlier of the transfer of such shares or July 31, 2004.

(4)                Aurora Overseas Equity Partners is a Cayman Islands limited partnership the general partner of which is Aurora Overseas Capital Partners, L.P., a Cayman Islands limited partnership, whose general partner is Aurora Overseas Advisors, Ltd.  Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of Aurora Overseas Advisor, are limited partners of Aurora Overseas Capital Partners and may be deemed to beneficially own the shares of the common stock beneficially owned by .  Aurora Overseas Equity Partners’ address is West Wind Building, P.O. Box 1111, Georgetown, Grand Cayman, Cayman Islands, B.W.I.

(5)                Consists of (i) 1,343,846 shares owned by Aurora Overseas Equity Partners, (ii) 2,479,539 shares owned by the General Electric Pension Trust (see Note 6 below) and (iii) 1,427,575 shares that are subject to the Aurora Proxy.

(6)                With limited exceptions, the General Electric Pension Trust has agreed to vote these shares in the same manner as the Aurora partnerships vote their respective shares of common stock.  This provision terminates upon the earlier of  the transfer of such shares or July 31, 2004.  The GE Pension Trust’s address is 3003 Summer Street, Stamford, CT 06905.

(7)                Includes 566,667 shares subject to exercisable options.  Excludes 133,333 shares subject to options that are not exercisable.

(8)                Consists of shares subject to exercisable options.  Excludes 50,000 shares subject to options that are not exercisable.

(9)                Includes 113,333 shares subject to exercisable options.  Excludes 86,667 shares subject to options that are not exercisable.

(10)          Includes 15,334 shares subject to exercisable options.  Excludes 64,666 shares subject to options that are not exercisable.

(11)          Consists of shares subject to exercisable options.  Excludes 59,999 shares subject to options that are not exercisable.

(12)          Includes 53,667 shares subject to exercisable options.  Excludes 51,333 shares subject to options that are not exercisable.

(13)          The shares actually owned by this person (as distinguished from the shares that this person is deemed to beneficially own) are subject to the Aurora Proxy.

(14)          Includes (i) 15,257 shares owned by a limited partnership of which Mr. Frey is general partner, (ii) 4,000 shares held by him as trustee for his grandchildren and (iii) 35,667 shares subject to exercisable options.  Excludes 51,333 shares subject to options that are not exercisable.  Mr. Frey disclaims beneficial ownership of 96% of the shares owned by the limited partnership.

(15)          Includes 12,000 shares subject to exercisable options.

(16)          Includes 70,176 shares subject to exercisable warrants.  Excludes 30,000 shares subject to options that are not exercisable.

(17)          Includes 2,000 shares held by Mr. Parsky’s wife, as to which Mr. Parsky disclaims beneficial ownership.

(18)          Includes 53,667 shares subject to exercisable options.  Excludes 51,333 shares subject to options that are not exercisable.

(19)          Includes 1,055,602 shares subject to exercisable options and warrants.  Excludes 753,662 shares subject to options that are not exercisable.

ITEM 13.                                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe the transactions described below were beneficial to us and were entered into on terms at least as favorable to us as we could have obtained from unaffiliated third parties in arms-length negotiations.

Relationship with Aurora Capital Group

We were formed in 1994 at the direction of Aurora Capital Group as a vehicle to acquire and consolidate companies in the fragmented drivetrain remanufacturing industry.  Aurora Capital Group is controlled by three of our directors, Messrs. Crowell, Parsky and Roeder.

We pay to Aurora Management Partners, which is a part of Aurora Capital Group, a base annual management fee for advisory and consulting services pursuant to a written management services agreement.  Aurora Management Partners is also entitled to reimbursements from us for all of its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the management services agreement.  The base annual management fee is subject to increase, at the discretion of the disinterested members of our board of directors, by up to an aggregate of $250,000 in the event that we consummate one or more significant corporate transactions.  The base annual management fee has not been increased as a result of any of our acquisitions.  The base annual management fee is also subject to increase for specified cost of living increases.  The base annual management fee was most recently increased in January 1999 from $540,000.  If our EBITDA in any year exceeds management’s budgeted EBITDA by 15.0% or more for that year, Aurora Management Partners is entitled to receive an additional management fee equal to one half of its base annual management fee for that year.  Because our EBITDA did not exceed management’s budgeted EBITDA by 15.0% in 2001, Aurora Management Partners did not receive this additional management fee in 2000.  The base annual management fee payable to Aurora Management Partners, which was $550,000 for 2001, will be reduced as the collective beneficial ownership of our common stock by the Aurora partnerships declines below 50%.  If the Aurora partnerships’ collective beneficial ownership declines below 20%, the management services agreement will terminate.  Upon the completion of our recent public offering the Aurora partnerships’ ownership decreased from approximately 66% to approximately 58%.

If we consummate any significant acquisitions, Aurora Management Partners will be entitled to receive a fee from us for investment banking services in connection with the acquisition.  The fee is equal to 2.0% of the first $75.0 million of the acquisition consideration (including debt assumed and current assets retained) and 1.0% of acquisition consideration (including debt assumed and current assets retained) in excess of $75.0 million.  Since our formation, we have paid approximately $5.2 million of fees to Aurora Management Partners for investment banking services in connection with our acquisitions.  In January 2001, we paid Aurora Management Partners a $750,000 fee for services in connection with the October 2000 sale of the Distribution Group.  We are not obligated to make any payment to Aurora Management Partners at any time that we are in default under our senior subordinated notes or credit facility.

In October 1996, we granted options to purchase an aggregate of 48,000 shares of common stock to Mr. Hardy (a director), Kurt Larsen (a former director) and two of our consultants, all four of whom were then employees of Aurora Capital Group.  These options, which have an exercise price of $4.67 per share, become exercisable in one-third increments on each of the first three anniversaries of the date of grant and expire in 2006.  In 1997, 12,000 of these options terminated when Mr. Larsen resigned from Aurora Capital Group and, in 2000, one of the consultants exercised 12,000 options.

Indemnification Agreements

We have entered into separate but identical indemnification agreements with each of our directors and executive officers.  These agreements provide for, among other things, indemnification to the fullest extent permitted by law and advancement of expenses.

Registration Rights

The holders of common stock outstanding before our initial public offering in December 1996 have “demand” and “piggyback” registration rights pursuant to a stockholders agreement.  In addition, General Electric Pension Trust has “demand” and “piggyback” registration rights with respect to a portion of the shares of common stock it owns.

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  Index to Financial Statements, Financial Statement Schedules and Exhibits:

1.   Financial Statements Index

See Index to Financial Statements and Supplemental Data on page 37.

2.               Financial Statement Schedules Index

II — Valuation and Qualifying Accounts………………………………………………………… 80

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.   Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10–K, or are incorporated herein by reference.

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of Aftermarket Technology Corp (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

3.2

Amended and Restated Bylaws of Aftermarket Technology Corp (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

4.1

Indenture, dated August 2, 1994, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A., as Trustee for the Series B Notes (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

4.2

Indenture, dated June 1, 1995, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A., as Trustee for the Series D Notes (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on June 21, 1995, Commission File No. 33-93776, and incorporated herein by this reference)

4.3

First Supplemental Indenture, dated as of February 23, 1995, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A., as Trustee for the Series B Notes (previously filed as Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-6697, and incorporated herein by this reference)

4.4

Second Supplemental Indenture, dated as of June 1, 1995, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A., as Trustee for the Series B Notes (previously filed as Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

4.5

Third Supplemental Indenture to the Series B Indenture and First Supplemental Indenture to the Series D Indenture, dated as of July 25, 1996, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A., as Trustee for the Notes (previously filed as Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

4.6

Fourth Supplemental Indenture to the Series B Indenture and Second Supplemental Indenture to the Series D Indenture, dated as of June 1, 1998, among Aftermarket Technology Corp., the Guarantors named therein and Firstar Bank of Minnesota, N.A. (formerly known as American Bank N.A., as Trustee for the Notes (previously filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10.1

Stockholders Agreement, dated as of August 2, 1994, among Holdings, and certain of its stockholders, optionholders and warrant holders (the Stockholders Agreement (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

10.2

Amendment No. 1 to the Stockholders Agreement, dated as of June 24, 1996 (previously filed as Exhibit 10.38 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on November 6, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.3

Amendment No. 2 to the Stockholders Agreement, dated as of October 24, 1996 (previously filed as Exhibit 10.39 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on November 6, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.4

Amendment No. 3 to Stockholders Agreement, dated as of December 4, 1996 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.5

Amendment No. 4 to Stockholders Agreement, dated as of December 16, 1996 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.6

Amended and Restated Credit Agreement, dated as of March 6, 1998, among Aftermarket Technology Corp., the Lenders from time to time parties thereto and The Chase Manhattan Bank (the Credit Agreement (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)

10.7

Guarantee and Collateral Agreement, dated as of March 6, 1998, by Aftermarket Technology Corp. and each of the signatories thereto in favor of The Chase Manhattan Bank as Agent for the banks and other financial institutions from time to time parties to the Amended and Restated Credit Agreement (see Exhibit 10.6 (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)

10.8

Amended and Restated Tax Sharing Agreement, dated as of December 20, 1996, among Aftermarket Technology Holdings Corp., Aaron’s Automotive Products, Inc., ATC Components, Inc., CRS Holdings Corp., Diverco Acquisition Corp., H.T.P., Inc., Mamco Converters, Inc., R.P.M. Merit, Inc. and Tranzparts Acquisition Corp. (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.9

Amended and Restated Management Services Agreement, dated as of November 18, 1996, by and among Aftermarket Technology Corp., the subsidiaries of Aftermarket Technology Corp., and Aurora Capital Partners L.P. (previously filed as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.10

Aftermarket Technology Corp. 1996 Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.11

Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.12

Form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.37 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.13

Amended and Restated Warrant Certificate, dated June 24, 1996, for 70,176 warrants issued to Michael J. Hartnett (previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.14

Asset Purchase Agreement, dated June 24, 1994, by and among RPM Merit, Donald W. White, John A. White, The White Family Trust and RPM Acquisition Corp. (previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

10.15

Lease, dated January 1, 1994, between CRW, Incorporated and Aaron’s Automotive Products, Inc. with respect to property located at 2600 North Westgate, Springfield, Missouri (previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

10.16

Amended and Restated Lease, dated as of June 1, 1997, by and among Confar Investors II, L.L.C. and Aaron’s Automotive Products, Inc. (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)

10.17

Sublease, dated April 20, 1994, between Troll Associates, Inc. and Component Remanufacturing Specialists, Inc. with respect to property located at 400 Corporate Drive, Mahwah, New Jersey (previously filed as Exhibit 10.40 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on November 6, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.18

Sublease Modification and Extension Agreement, dated as of February 28, 1996, between Olde Holding Company and Component Remanufacturing Specialists, Inc. with respect to property located at 400 Corporate Drive, Mahwah, New Jersey (previously filed as Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on November 6, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.19

Stock Subscription Agreement, dated as of November 18, 1996, between Aftermarket Technology Corp. and the Trustees of the General Electric Pension Trust (previously filed as Exhibit 10.44 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.20

Asset Purchase Agreement dated as of July 31, 1997 among Automatic Transmission Shops Inc., C.W. Smith, ATS Remanufacturing, Inc. and Aftermarket Technology Corp. (previously filed as Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-35543 filed on September 12, 1997 and incorporated herein by this reference)

10.21

Lease Agreement dated as July 31, 1997 between C.W. Smith and ATS Remanufacturing, Inc. (previously filed as Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (File No. 333-35543 filed on September 12, 1997 and incorporated herein by this reference)

10.22

Form of Indemnification Agreement between Aftermarket Technology Corp. and directors and certain officers (previously filed as Exhibit 10.46 to Amendment No. 1 the Company’s Registration Statement on Form S-1 (File No. 333-35543 filed on October 1, 1997 and incorporated herein by this reference)

10.23

Employment Agreement, dated as of January 28, 2002, between Michael T. DuBose and Aftermarket Technology Corp. (previously filed as Exhibit 10.3 to Amendment No. 1 the Company’s Registration Statement on Form S-3 (File No. 333-75618 filed on February 11, 2002 and incorporated herein by this reference)

10.24

Aftermarket Technology Corp. 1998 Stock Incentive Plan (previously filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10.25

Waiver and Amendment dated as of March 26, 1999 to the Amended and Restated Credit Agreement, dates as of March 26, 1998, among Aftermarket Technology Corp., the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10.26

Consent and Amendment dated as of August 25, 1999 to the Amended and Restated Credit Agreement, dates as of March 26, 1998, among Aftermarket Technology Corp., the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent (previously filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

10.27

Third Amendment dated as of December 20, 1999 to the Amended and Restated Credit Agreement, dates as of March 26, 1998, among Aftermarket Technology Corp., the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent (previously filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

10.28

Form of Employment Agreement between Aftermarket Technology Corp. and its officers (previously filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

10.29

Stock Purchase Agreement dated as of September 1, 2000 between Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.30

Amendment to Stock Purchase Agreement dated as of October 27, 2000 between Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.31

Amendment and Waiver, dated as of August 2, 2000, to the Amended and Restated Credit Agreement, dated as of March 6, 1998, among Aftermarket Technology Corp., the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.32

Consent and Amendment, dated as of October 26, 2000, to the Amended and Restated Credit Agreement, dated as of March 6, 1998, among Seller, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.33

Aftermarket Technology Corp. 2000 Stock Incentive Plan (previously filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

10.34

Amendment, dated as of March 1, 2001, to the Amended and Restated Credit Agreement, dated as of March 6, 1998, among Seller, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent (previously filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

10.35

Amendment No. 2 to Stock Purchase Agreement dated as of May 25, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.36

Agreement dated as of July 2, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.37

Amendment No. 3 to Stock Purchase Agreement dated as of October 19, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.38

Credit Agreement, dated as of February 8, 2002, made by Aftermarket Technology Corp., the several Lenders from time to time party thereto, J.P. Morgan Securities, Inc., JPMorgan Chase Bank and Credit Suisse First Boston (previously filed as Exhibit 10.1 to Amendment No. 1 the Company’s Registration Statement on Form S-3 (File No. 333-75618 filed on February 11, 2002 and incorporated herein by this reference)

10.39

Guarantee and Collateral Agreement, dated as of February 8, 2002, made by Aftermarket Technology Corp. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.2 to Amendment No. 1 the Company’s Registration Statement on Form S-3 (File No. 333-75618 filed on February 11, 2002 and incorporated herein by this reference)

*10.40	Amendment No. 4 to Stock Purchase Agreement dated as of December 28, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.)
21	List of Subsidiaries (previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)
*23	Consent of Ernst & Young LLP, independent auditors)

*  Filed herewith.

(b)        Reports on Form 8-K

During the quarter ended December 31, 2001 the Company filed the following reports on Form 8-K:

(1)          Report dated December 21, 2001, filing certain exhibits.

(c)        Refer to (a) 3 above.

(d)        Refer to (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2002.

AFTERMARKET TECHNOLOGY CORP.

By:	/s/ Michael T. DuBose
Michael T. DuBose
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10–K has been signed by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date
/s/ Michael T. DuBose	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2002
Michael T. DuBose

/s/ Barry C. Kohn	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2002
Barry C. Kohn

/s/ Robert Anderson	Director	March 11, 2002
Robert Anderson

/s/ Richard R. Crowell	Director	March 11, 2002
Richard R. Crowell

/s/ Dale F. Frey	Director	March 11, 2002
Dale F. Frey

/s/ Mark C. Hardy	Director	March 11, 2002
Mark C. Hardy

/s/ Michael J. Hartnett	Director	March 11, 2002
Michael J. Hartnett

/s/ Gerald L. Parsky	Director	March 11, 2002
Gerald L. Parsky

/s/ Richard K. Roeder	Director	March 11, 2002
Richard K. Roeder

/s/ J. Richard Stonesifer	Director	March 11, 2002
J. Richard Stonesifer

Aftermarket Technology Corp.

Schedule II - Valuation and Qualifying Accounts

(In Thousands)

		Additions
	Balance at Beginning of Period	Charge (Income) to Costs and Expenses	Adjustments to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 1999:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$726	$206	$98	(2)	$163	(1)	$867
Reserve for inventory obsolescence	5,294	3,452	—		4,252		4,494
Year ended December 31, 2000:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	867	1,219	—		462	(1)	1,624
Reserve for inventory obsolescence	4,494	5,765	(2,962	)(3)	821		6,476
Year ended December 31, 2001:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	1,624	(44)	—		373	(1)	1,207
Reserve for inventory obsolescence	6,476	915	1,764	(3)	4,134		5,021

(1)                                       Accounts written off, net of recoveries.

(2)                                       Balances added or removed through acquisitions or sales of companies.

(3)                                       Asset valuation adjustments are due to the Company’s initial discontinuance of the independent aftermarket engines business during 2000 and its subsequent election to retain this business during 2001.