Form 10-Q
period 2002-03-31
AFTERMARKET TECHNOLOGY CORP
filed 2002-04-25
CIK 933405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of April 19, 2002, there were 23,604,165 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,748	$555
Accounts receivable, net	52,838	55,816
Inventories	64,813	68,970
Prepaid and other assets	4,968	5,305
Deferred income taxes	27,418	26,508
Total current assets	156,785	157,154

Property, plant and equipment, net	52,608	52,577
Debt issuance costs, net	6,899	3,008
Goodwill	167,898	168,049
Intangible assets, net	1,062	1,145
Deferred income taxes	—	5,590
Other assets	9,285	9,335
Total assets	$394,537	$396,858

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$34,673	$42,507
Accrued expenses	31,580	39,096
Income taxes payable	415	2,622
Credit facility	400	14,700
Capital lease obligation	963	1,121
Amounts due to sellers of acquired companies	2,450	2,450
Deferred compensation	1,958	1,958
Liabilities of discontinued operations	1,076	1,375
Total current liabilities	73,515	105,829

12% Series B and D Senior Subordinated Notes	110,807	110,852
Amount drawn on credit facility, less current portion	39,600	60,500
Amounts due to sellers of acquired companies, less current portion	7,356	7,269
Deferred compensation, less current portion	1,458	1,400
Capital lease obligation, less current portion	747	897
Other long-term liabilities	549	776
Deferred income taxes	494	—

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 30,000,000; Issued - 24,212,734 and 21,446,396 (including shares held in treasury)	242	214
Additional paid-in capital	183,552	141,298
Accumulated deficit	(17,274)	(25,832)
Accumulated other comprehensive loss	(2,172)	(2,008)
Common stock held in treasury, at cost (611,337 shares)	(4,337)	(4,337)
Total stockholders’ equity	160,011	109,335

Total liabilities and stockholders’ equity	$394,537	$396,858

See accompanying notes

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended March 31,
	2002	2001
	(Unaudited)
Net sales	$101,266	$99,229
Cost of sales	67,122	66,767
Gross profit	34,144	32,462

Selling, general and administrative expense	14,675	14,382
Amortization of intangible assets	83	1,256
Special charges	—	862

Income from operations	19,386	15,962

Interest income	427	356
Other income, net	33	6
Minority interest in losses	(63)	—
Interest expense	(4,654)	(6,009)

Income from continuing operations before income taxes and extraordinary item	15,129	10,315

Income tax expense	5,643	3,970

Income from continuing operations before extraordinary item	9,486	6,345

Loss from discontinued operations, net of income taxes	—	(325)

Income before extraordinary item	9,486	6,020

Extraordinary item, net of income taxes	(928)	—

Net income	$8,558	$6,020

Per common share - basic:
Income from continuing operations before extraordinary item	$0.44	$0.31
Loss from discontinued operations	—	(0.02)
Extraordinary item	(0.04)	—

Net income	$0.40	$0.29

Weighted average number of common shares outstanding	21,543	20,578

Per common share - diluted:
Income from continuing operations before extraordinary item	$0.42	$0.31
Loss from discontinued operations	—	(0.02)
Extraordinary item	(0.04)	—

Net income	$0.38	$0.29

Weighted average number of common and common equivalent shares outstanding	22,387	20,763

See accompanying notes

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2002	2001
	(Unaudited)
Operating Activities:
Net income	$8,558	$6,020

Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Net loss from discontinued operations	—	325
Extraordinary item	928	—
Depreciation and amortization	2,447	3,369
Amortization of debt issuance costs	352	324
Adjustments to provision for losses on accounts receivable	12	24
Loss (gain) on sale of equipment	(38)	1
Deferred income taxes	5,734	3,282
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	2,865	1,238
Inventories	4,080	(3,089)
Prepaid and other assets	424	(533)
Accounts payable and accrued expenses	(16,885)	(12,856)
Net cash provided by (used in) operating activities - continuing operations	8,477	(1,895)

Net cash used in operating activities - discontinued operations	(299)	(1,324)

Investing Activities:
Purchases of property, plant and equipment	(3,192)	(2,708)
Proceeds from sale of equipment	158	30
Net cash used in investing activities - continuing operations	(3,034)	(2,678)

Financing Activities:
Borrowings (payments) on credit facilities, net	(35,200)	5,125
Borrowings on bank line of credit, net	—	614
Payment of debt issuance costs	(5,725)	(94)
Sale of common stock, net of offering costs	42,205	—
Payments on capital lease obligation	(287)	(19)
Proceeds from exercise of stock options	56	20
Purchase of common stock for treasury	—	(1,343)
Net cash provided by financing activities	1,049	4,303

Effect of exchange rate changes on cash and cash equivalents	—	(17)

Increase (decrease) in cash and cash equivalents	6,193	(1,611)

Cash and cash equivalents at beginning of period	555	2,035
Cash and cash equivalents at end of period	$6,748	$424

Cash paid during the period for:
Interest	$7,928	$8,728
Income taxes, net	2,166	304

See accompanying notes

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain prior-year amounts have been reclassified to conform to the 2002 presentation.

Note 2:  Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike SFAS No. 121, SFAS No. 144 does not provide guidance on impairment of goodwill.  Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.  The Company adopted SFAS No. 144 on January 1, 2002, and there was no impact to the results of operations or its financial position upon adoption.

Note 3:  Inventories

Inventories consist of the following:

	March 31, 2002	December 31, 2001
Raw materials, including core inventories	$52,351	$50,851
Work-in-process	1,269	1,342
Finished goods	11,193	16,777
	$64,813	$68,970

Note 4.  Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

On January 1, 2002, the Company adopted SFAS No. 141 and 142.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The initial adoption of SFAS No. 141 did not affect the Company’s results of operations or its financial position.

The adoption of SFAS No. 142 eliminates the amortization of goodwill beginning January 1, 2002 and instead requires that goodwill be tested for impairment.  Transitional impairment tests of goodwill made during the quarter ended March 31, 2002 did not require adjustment to the carrying value of its goodwill.  As of March 31, 2002, the Company’s definite lived intangible assets of $1,062, net of accumulated amortization of $791, primarily consisting of non-compete agreements, continue to be amortized over their useful lives.

Amortization expense for intangible assets during the three months ended March 31, 2002 was $83.  Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2002 (remainder)	$249
2003	298
2004	124
2005	124
2006	123
2007	123

Actual results of operations for the three months ended March 31, 2002 and the pro forma results of operations for the three months ended March 31, 2001 had we applied the non-amortization provisions of SFAS 142 in the prior period are as follows:

	For the three months ended March 31,
	2002	2001
Income from continuing operations before extraordinary item	$9,486	$6,345
Add: Goodwill amortization, net of tax	—	875
Adjusted income from continuing operations before extraordinary item	$9,486	$7,220

Per common share – basic:
Income from continuing operations before extraordinary item	$0.44	$0.31
Add: Goodwill amortization, net of tax	—	0.04
	$0.44	$0.35

Per common share – diluted:
Income from continuing operations before extraordinary item	$0.42	$0.31
Add: Goodwill amortization, net of tax	—	0.04
	$0.42	$0.35

Note 5:  Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement in connection with a new credit facility (the “Credit Facility”).  The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principle payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with principle payable in quarterly installments over the six-year period (with 95% of the principle payable in the sixth year) and an annual excess cash flow sweep, as defined in the credit agreement, and (iii) a $50,000, five year revolving credit facility (the “Revolver”).  The Credit Facility also provides for the addition of one or more optional term loans of up to $100,000 in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries.  The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and cash flow coverage and others that limit its ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, enter new businesses and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  At March 31, 2002, $40,000 was outstanding under the B-Loans portion of the Credit Facility.

On March 8, 2002, the Company retired its old credit facility, which consisted of a $130,000 term loan and a $100,000 line of credit, with the proceeds from the Credit Facility and the public offering of its common stock (see Note 6 – Common Stock).

On March 8, 2002, the Company called all of its 12% Series B and D Senior Subordinated Notes due 2004 (the “Senior Notes”) for redemption.  The Senior Notes, with a face amount outstanding of $110,385, were redeemed on April 8, 2002 at a price of 102% plus accrued and unpaid interest (see Note 13 – Subsequent Event).  The redemption of the Senior Notes was funded by borrowing the remaining $130,000 available under the A-Loan and B-Loans portions of the Credit Facility.

Note 6.  Common Stock

On March 8, 2002, the Company completed a public offering of 2,760,000 shares of its common stock at a price to the public of $16.50 per share.  The $42,205 of net proceeds from the offering was used, together with borrowings under the Revolver and B-Loans portion of the Credit Facility, to repay all the indebtedness under the Company’s old credit facility on March 8, 2002.

Note 7:  Comprehensive Income

Total comprehensive income for the three months ended March 31, 2002 and 2001 was $8,394 and $5,457, respectively.

The following table sets forth the computation of comprehensive income for the three months ended March 31, 2002 and 2001, respectively:

	For the three months ended March 31,
	2002	2001
Net income	$8,558	$6,020
Other comprehensive income (loss):
Interest rate swap agreements, net of related taxes:
Transition adjustment as of January 1, 2001	—	(28)
Increase (decrease) in fair value	113	(204)
Translation adjustment, net of related taxes	(277)	(331)
	$8,394	$5,457

Note 8.  Reportable Segments

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to DaimlerChrysler, Ford, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs, including Ford’s and General Motors’s European operations and Jaguar.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; (ii) a provider of returned material reclamation and disposition services and core management services primarily to Ford and to a lesser extent, General Motors; and (iii) an automotive electronic components remanufacturing and distribution business, primarily for Delphi and Visteon.  The Company’s Engines business unit, which is not a reportable segment and is shown as “Other”, remanufactures and distributes domestic and foreign engines and, to a lesser extent, distributes domestic remanufactured transmissions from four regional distribution centers primarily to independent aftermarket customers.

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

The reportable segments and the “Other” business unit are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels.  The reportable segments are as follows:

	Drivetrain Remanufacturing	Logistics	Other	Totals
For the three months ended March 31, 2002:
Revenues from external customers	$68,609	$28,420	$4,237	$101,266
Intersegment revenues	259	—	—	259
Goodwill amortization (1)	—	—	—	—
Segment profit	11,675	8,330	(619)	19,386

For the three months ended March 31, 2001:
Revenues from external customers	$67,538	$24,883	$6,808	$99,229
Special charges	773	89	—	862
Goodwill amortization (1)	1,094	131	—	1,225
Segment profit	9,502	5,714	746	15,962

(1)               Per the provisions of SFAS 142, beginning January 1, 2002, goodwill amortization expense (included in segment profit during 2001) is no longer recorded.

A reconciliation of the reportable segments to consolidated net sales and income from operations are as follows:

	For the three months ended March 31,
	2002	2001
Net sales:
External revenues from reportable segments	$97,029	$92,421
Intersegment revenues	259	—
Other revenues	4,237	6,808
Elimination of intersegment revenues	(259)	—
Consolidated net sales	$101,266	$99,229

Profit:
Total profit for reportable segments	$20,005	$15,216
Other profit	(619)	746
Income from operations	$19,386	$15,962

Note 9:  Special Charges

The Company periodically has implemented certain initiatives designed to improve operating efficiencies and reduce costs. During 2001, the Company recorded $5,330 of special charges. These charges included $2,439 for the Drivetrain Remanufacturing segment, $2,415 for the Logistics segment and $476 for the Company’s two information systems groups.  The $2,439 related to the Drivetrain Remanufacturing segment consists of $1,584 of severance and related costs for 35 people primarily associated with the de-layering of certain management functions and $855 of facility exit and idle capacity costs associated with facility consolidations and implementation of cellularized manufacturing within the segment.  The $2,415 of special charges related to the Logistics segment included the following: (i) $1,942 of costs related to the shut-down of the Company’s remanufactured automotive electronic control modules operation including $680 of severance for 118 people, $631 related to the write-down of fixed assets, $368 of facility exit and other costs related to the shutdown, $216 related to inventory write-downs (classified as Cost of Sales-Special Charges) and $47 for the write-down of un-collectible accounts receivable balances; and (ii) $473 of severance and related costs for eight people primarily associated with the upgrade of certain management functions within the segment.  The $476 related to the Company’s two information systems groups are for severance and related costs for four people primarily associated with the consolidation of that function.

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total
Reserve at December 31, 2000	$696	$4,802	$5,528	$11,026
Provision 2001	3,213	1,223	894	5,330
Payments 2001	(2,115)	(2,991)	—	(5,106)
Asset write-offs 2001	—	—	(4,225)	(4,225)
Asset valuation adjustment 2001 (1)	—	—	1,764	1,764
Reserve at December 31, 2001	1,794	3,034	3,961	8,789
Payments 2002	(896)	(159)	—	(1,055)
Asset write-offs 2002	—	—	(1,087)	(1,087)
Reserve at March 31, 2002	$898	$2,875	$2,874	$6,647

(1)                                  Asset valuation adjustments are due to the Company’s initial discontinuance of the Engines business during 2000 and its subsequent election to retain this business during 2001.

Note 10:  Discontinued Operations

During 2000, the Distribution Group business, a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers, was discontinued and sold by the Company.  The estimated loss on the sale of the Distribution Group and the actual losses from discontinued operations incurred since the measurement date were applied against the accrued loss established effective with the measurement date.  The accrual balance as of March 31, 2002 and December 31, 2001 of $1,076 and $1,375, respectively, classified as liabilities of discontinued operations, represents the estimate of the remaining obligations and other costs related to the sale of the Distribution Group.

The Company’s domestic remanufactured engines business (“Engines”) originally discontinued during 2000, was retained by the Company on June 25, 2001.  As a result of the decision to retain the Engines business and in accordance with Emerging Issues Task Force (“EITF”) No. 90-16, Accounting for Discontinued Operations Subsequently Retained, the Company has reclassified the results of operations for Engines from discontinued operations to continuing operations for all periods presented.  For the three months ended March 31, 2001, the Company reclassified a $325 gain, net of income taxes of $202, from discontinued operations to continuing operations.

Note 11:  Extraordinary Item

The extraordinary item recorded during the three months ended March 31, 2002 of $928, net of income tax benefits of $552, related to the write-off of previously capitalized debt issuance costs in connection with the termination of the Company’s old credit facility.

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

In connection with the sale of the Distribution Group (the “DG Sale”) on October 27, 2000 (see Note 10 – Discontinued Operations), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $0.8 million deductible and a $12.0 million cap except with respect to closed facilities, (iii) liabilities of the Distribution Group existing at the time of the DG Sale but not disclosed to the buyer, subject to the $0.8 million deductible and $12.0 million cap, (iv) any tax liability of the Distribution Group relating to periods prior to the DG Sale and (v) certain health claims that may be asserted by employees of the Distribution Group relating to the air quality at one of its facilities prior to the DG Sale.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases were guaranteed by the Company.  These guarantees remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.

Note 13.   Subsequent Event

On April 8, 2002, the Company redeemed the entire principal amount ($110,385) of its Senior Notes.  In connection with this redemption, the Company will record an extraordinary charge of $1,899 (net of income tax benefits of $1,122) related to the write-off of previously capitalized debt issuance costs and a call premium associated with this transaction.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  Actual results may differ materially from those projected or implied in the forward–looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1. ”Business—Certain Factors Affecting the Company” contained in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001.  Please also refer to the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations for the Three Month Period Ended March 31, 2002 Compared to the Three Month Period Ended March 31, 2001.

Due to our decision to retain the Engines business in June 2001, the consolidated statements of operations have been reclassified to report the operating results of the Engines business from discontinued operations to continuing operations for all periods presented.

Income from continuing operations before extraordinary item increased $3.2 million, or 50.8%, to $9.5 million for the three months ended March 31, 2002 from $6.3 million for the three months ended March 31, 2001.  Excluding special charges and goodwill amortization totaling $1.4 million (net of tax) recorded during the three months ended March 31, 2001, income from continuing operations before extraordinary item increased $1.8 million, or 23.4%, from $7.7 million for the three months ended March 31, 2001.  This increase was primarily attributable to increased sales and profitability within our Logistics segment and to a lesser extent in our Drivetrain Remanufacturing segment, partially offset by a reduced volume of sales in our aftermarket engines business.  Income from continuing operations before extraordinary item per diluted share was $0.42 for the three months ended March 31, 2002 as compared to $0.31 for the three months ended March 31, 2001.  Excluding the special charges and goodwill amortization recorded during the three months ended March 31, 2001, income from continuing operations per diluted share was $0.37 for the three months ended March 31, 2001.

Net Sales

Net sales increased $2.1 million, or 2.1%, to $101.3 million for the three months ended March 31, 2002 from $99.2 million for the three months ended March 31, 2001.  This increase was driven primarily by growth in the Company’s Logistics segment and to a lesser extent in the Drivetrain Remanufacturing segment, partially offset by a reduced volume of sales in our aftermarket engines business.  See “Drivetrain Remanufacturing Segment”, “Logistics Segment” and “Other” for discussions of net sales.

Sales to Ford accounted for 34.7% and 32.6%, DaimlerChrysler accounted for 26.4% and 25.7%, and AT&T Wireless Services accounted for 16.9% and 16.0% of the Company’s revenues for the three months ended March 31, 2002 and 2001, respectively.

Gross Profit

Gross profit increased $1.6 million, or 4.9%, to $34.1 million for the three months ended March 31, 2002 from $32.5 million for the three months ended March 31, 2001.  Gross profit as a percentage of net sales increased to 33.7% for the three months ended March 31, 2002 from 32.7% for the three months ended March 31, 2001.  This increase was primarily the result of a favorable revenue mix related to a telematics program in our Logistics segment and the benefits of our Lean and Continuous Improvement initiatives and other cost reduction programs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $0.3 million, or 2.1%, to $14.7 million for the three months ended March 31, 2002 from $14.4 million for the three months ended March 31, 2001.  The increase was primarily related to growth support costs associated with new core management programs in our Logistics segment and new materials management services expected to be provided in our Drivetrain Remanufacturing segment, partially offset by benefits of our cost reduction initiatives.  As a percentage of net sales, SG&A expenses remained constant at 14.5% in both periods.

Amortization of Intangible Assets

Amortization of intangible assets decreased $1.2 million to $0.1 million for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001.  This decrease is entirely due to the application of SFAS No 142.

Special Charges

During the three months ended March 31, 2001, we recorded $0.9 million of special charges ($0.5 million net of tax).  Most of the special charges related to the Drivetrain Remanufacturing segment and consist of severance and related costs for four people, primarily associated with the de-layering of certain management functions.

Income from Operations

Income from operations increased $3.4 million, or 21.3%, to $19.4 million for the three months ended March 31, 2002 from $16.0 million for the three months ended March 31, 2001.  Excluding $1.2 million of goodwill amortization and $0.9 million of special charges recorded in 2001, income from operations increased $1.3 million, or 7.2%, to $19.4 million from $18.1 million.  This increase is primarily the result of the increase in revenues and the benefit of cost reduction initiatives, partially offset by the increase in SG&A expense in support of growth.  As a percentage of net sales, income from operations increased to 19.1% in 2002 from 18.2% in 2001, before special charges and excluding goodwill amortization.

Interest Income

During the three months ended March 31, 2002 and 2001, $0.4 million of interest income was recorded on the 18% senior subordinated promissory note received by the Company as partial consideration from the sale of the Distribution Group in 2000.

Interest Expense

Interest expense decreased $1.3 million, or 21.7%, to $4.7 million for the three months ended March 31, 2002 from $6.0 million for the three months ended March 31, 2001.  This decrease was the result of a general decline in interest rates combined with a reduction in debt outstanding.

Discontinued Operations

During 2001, we recorded a charge of $0.3 million related to discontinued operations related to the reclassification of the operating results of our independent aftermarket engine business from discontinued operations to continuing operations, as required per EITF No. 90-16.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales, special charges, segment profit before goodwill amortization, goodwill amortization and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2002		2001
Net sales	$68.6	100.0%	$67.5	100.0%

Special charges	$—	—%	$0.8	1.2%

Segment profit before goodwill amortization	$11.7	17.1%	$10.6	15.7%

Goodwill amortization	$—	—%	$1.1	1.6%

Segment profit	$11.7	17.1%	$9.5	14.1%

Net Sales. Net sales increased $1.1 million, or 1.6%, to $68.6 million for the three months ended March 31, 2002 from $67.5 million for the three months ended March 31, 2001.  The increase was primarily due to an increase in sales of remanufactured transmissions to DaimlerChrysler and Ford, partially offset by a decrease in sales of remanufactured transmissions to Isuzu and a decrease in sales of remanufactured engines to Jaguar compared to initial stocking of units at the commencement of the program in 2001.

Sales to Ford accounted for 47.1% and 45.3% of segment revenues for the three months ended March 31, 2002 and 2001, respectively.  Sales to DaimlerChrysler accounted for 38.3% and 37.3% of segment revenues for the three months ended March 31, 2002 and 2001, respectively.

  Special Charges.  During the three months ended March 31, 2001, we recorded $0.8 million of special charges consisting of severance and related costs for four people, primarily associated with the de-layering of certain management functions within the segment.

Segment Profit.  Segment profit increased $2.2 million, or 23.2%, to $11.7 million (17.1% of segment net sales) for the three months ended March 31, 2002 from $9.5 million (14.1% of segment net sales) for the three months ended March 31, 2001.  Excluding 2001 special charges of $0.8 million and goodwill amortization of $1.1 million, segment profit increased $0.3 million, or 2.6%, from $11.4 million (16.9% of segment net sales).  This increase was primarily the result of the sales volume and mix changes described above and the benefit of cost reduction initiatives, partially offset by an increase in SG&A expenses in support of a new program where we expect to provide materials management services associated with the remanufacturing of transmissions for General Motors.

Logistics Segment

The following table presents net sales, special charges, segment profit before goodwill amortization, goodwill amortization and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2002		2001
Net sales	$28.4	100.0%	$24.9	100.0%

Special charges	$—	—%	$0.1	0.4%

Segment profit before goodwill amortization	$8.3	29.2%	$5.8	23.3%

Goodwill amortization	$—	—%	$0.1	0.4%

Segment profit	$8.3	29.2%	$5.7	22.9%

Net Sales.  Net sales increased $3.5 million, or 14.1%, to $28.4 million for the three months ended March 31, 2002 from $24.9 million for the three months ended March 31, 2001.  This increase was primarily attributable to an increase in sales (i) for value added warehouse and distribution services provided to AT&T Wireless Services, (ii) for returned material reclamation and disposition  services provided to Ford, (iii) for core management services provided to Ford under a new core management program we were awarded in the later part of 2001 and (iv) to General Motors and Delphi for services associated with a telematics program.  Sales to AT&T Wireless Services accounted for 60.4% and 63.7% of segment revenues for the three months ended March 31, 2002 and 2001, respectively.

Special Charges.  During the three months ended March 31, 2001, we recorded $0.1 million of special charges consisting of severance and related costs for one person associated with the upgrade of certain management functions within the segment.

Segment Profit.  Segment profit increased $2.6 million, or 45.6%, to $8.3 million (29.2% of segment net sales) for the three months ended March 31, 2002 from $5.7 million (22.9% of segment net sales) for the three months ended March 31, 2001.  Excluding 2001 special charges of $0.1 million and goodwill amortization of $0.1 million, segment profit increased $2.4 million, or 40.7%, from $5.9 million (23.7% of segment net sales).  The increase was primarily the result of changes in sales volume and mix as referenced above, combined with the benefit of cost reduction initiatives, partially offset by an increase in SG&A expense in support of the Ford core management program.

Other

The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2002		2001
Net sales	$4.2	100.0%	$6.8	100.0%

Segment profit (loss)	$(0.6)	(14.3)%	$0.7	10.3%

Net Sales.  Net sales decreased $2.6 million, or 38.2%, to $4.2 million for the three months ended March 31, 2002 from $6.8 million for the three months ended March 31, 2001.  This decrease was primarily attributable to a general softness in demand for remanufactured engines subsequent to the events of September 11, 2001 combined with a mild winter.  Additionally, we experienced a decline in demand for our remanufactured engines as a result of a competitor’s aggressive price reductions since September 11, 2001.  We have adjusted our prices accordingly, and sales volumes have recently begun to increase. Furthermore, our initiative to sell remanufactured transmissions directly into the independent aftermarket via this channel has been launched, is meeting our early expectations and has begun to accelerate.

Segment Profit (Loss).  Segment profit decreased $1.3 million, to a loss of $0.6 million for the three months ended March 31, 2002 from a profit of $0.7 million for the three months ended March 31, 2001.  The decrease was primarily the result of the decreased sales volume as referenced above, combined with an increase in SG&A expense in support of the program to introduce remanufactured transmissions directly into the independent aftermarket.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $6.7 million at March 31, 2002.  Net cash provided by operating activities from continuing operations was $8.5 million for the three-month period then ended.  Net cash used in investing activities from continuing operations was $3.0 million for the period, primarily related to new computer systems and equipment for the Logistics segment and manufacturing equipment additions within our Drivetrain remanufacturing segment.  Net cash provided by financing activities of $1.0 million included $42.2 million from the public offering of common stock completed in March, partially offset by net payments of $35.2 million made on the old and new credit facility and $5.7 million of payments for debt issuance costs related to our new credit facility discussed below.

On February 8, 2002, we executed a credit agreement and a related security agreement in connection with a new credit facility.  The new credit facility provides for (i) a $75.0 million, five-year term loan payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95.0 million, six-year, two-tranche term loan payable in quarterly installments over the six-year period (with 95% payable in the sixth year) and an annual excess cash flow sweep, as defined in the credit agreement, and (iii) a $50.0 million, five-year revolving credit facility.  The new credit facility also provides for the addition of one or more optional term loans of up to $100.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

At our election, amounts advanced under the new credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of  (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of March 31, 2002, the margins for the $75.0 million term loan and the $50.0 million revolving facility were 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.00% for Alternate Base Rate loans and 3.00% for Eurodollar Rate loans as of March 31, 2002.

On March 8, 2002, the closing date of our new credit facility, we borrowed $40.0 million under the term loan portion and $15.0 million under the revolving portion and used a portion of those proceeds, together with the proceeds from our public stock offering to repay the entire $82.7 million balance outstanding under our old credit facility.

As of March 31, 2002, our borrowing capacity under the revolving portion of the new credit facility and our European line of credit was $44.0 million and £1.0 million, respectively.  In addition, we had cash and cash equivalents on hand of $6.7 million at March 31, 2002.

As of December 31, 2001 we had approximately $89 million in federal and state net operating loss carryforwards available as an offset to future taxable income.

On March 8, 2002, we called all of our 12% senior subordinated notes due 2004 for redemption.  On April 8, 2002, our senior subordinated notes with a face amount outstanding of $110.4 million were redeemed at a price of 102% plus accrued and unpaid interest.  The redemption was funded by the remaining $130.0 million of borrowings made under the term loan portion of our new credit facility.  As of April 8, 2002, $170.0 million was outstanding under the term loan portion of the new credit facility and we had approximately $20 million of cash on hand.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

The Company does not hold or issue derivative financial instruments for trading purposes.  The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them is material to the Company.  The Company uses interest rate swaps to convert variable rate debt to fixed rate debt to reduce interest rate volatility risk

Interest Rate Exposure

Based on the Company’s overall interest rate exposure during the three months ended March 31, 2002, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company’s consolidated financial position, results of operation or cash flows.  A 10% change in the rate of interest would not have a material effect on the Company’s financial position, results of operation or cash flows.

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

(a)     Exhibits

None

(b)     Reports on Form 8-K

 During the quarter ended March 31, 2002 the Company filed the following reports on Form 8-K:

 (1)            Report dated January 14, 2002, reporting under Item 5, an estimate of the Company’s amount of outstanding indebtedness as of December 31, 2001.

 (2)            Report dated February 11, 2002, reporting under Items 5 and 7 the Company’s press release dated February 11, 2002 regarding fourth quarter and year-end 2001 financial results and certain other information.

AFTERMARKET TECHNOLOGY CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date:	April 25, 2002	/s/ Barry C. Kohn
Barry C. Kohn, Chief Financial Officer

•                       Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.