Form 10-Q
period 2002-06-30
AFTERMARKET TECHNOLOGY CORP
filed 2002-07-25
CIK 933405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of July 19, 2002, there were 24,003,318 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2002	2001
	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$42,248	$555
Accounts receivable, net	51,420	55,816
Inventories	62,051	68,970
Prepaid and other assets	3,650	5,305
Refundable income taxes	362	—
Deferred income taxes	28,850	26,508
Total current assets	188,581	157,154

Property, plant and equipment, net	54,529	52,577
Debt issuance costs, net	5,640	3,008
Goodwill	168,454	168,049
Intangible assets, net	972	1,145
Deferred income taxes	—	5,590
Other assets	9,249	9,335
Total assets	$427,425	$396,858

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$33,998	$42,507
Accrued expenses	28,599	39,096
Income taxes payable	—	2,622
Credit facility	12,200	14,700
Capital lease obligation	843	1,121
Amounts due to sellers of acquired companies	1,353	2,450
Deferred compensation	1,631	1,958
Liabilities of discontinued operations	1,119	1,375
Total current liabilities	79,743	105,829

12% Series B and D Senior Subordinated Notes	—	110,852
Amount drawn on credit facility, less current portion	154,750	60,500
Amounts due to sellers of acquired companies, less current portion	8,582	7,269
Deferred compensation, less current portion	1,843	1,400
Capital lease obligation, less current portion	615	897
Other long-term liabilities	575	776
Deferred income taxes	5,855	—

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized — 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 30,000,000; Issued — 24,613,154 and 21,446,396 (including shares held in treasury)	246	214
Additional paid-in capital	188,542	141,298
Accumulated deficit	(7,844)	(25,832)
Accumulated other comprehensive loss	(1,145)	(2,008)
Common stock held in treasury, at cost (611,337 shares)	(4,337)	(4,337)
Total stockholders’ equity	175,462	109,335

Total liabilities and stockholders’ equity	$427,425	$396,858

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Net sales	$100,706	$92,220	$201,972	$191,449
Cost of sales	64,259	60,962	131,381	127,729
Gross profit	36,447	31,258	70,591	63,720

Selling, general and administrative expense	16,176	13,846	30,851	28,228
Amortization of intangible assets	83	1,255	166	2,511
Special charges	—	—	—	862

Income from operations	20,188	16,157	39,574	32,119

Interest income	634	369	1,061	725
Other income, net	42	19	75	25
Minority interest in losses	(56)	—	(119)	—
Interest expense	(2,824)	(5,654)	(7,478)	(11,663)

Income from continuing operations before income taxes and extraordinary items	17,984	10,891	33,113	21,206

Income tax expense	6,654	4,193	12,297	8,163

Income from continuing operations before extraordinary items	11,330	6,698	20,816	13,043

Loss from discontinued operations, net of income taxes	—	(820)	—	(1,145)

Income before extraordinary items	11,330	5,878	20,816	11,898

Extraordinary items, net of income taxes	(1,900)	—	(2,828)	—

Net income	$9,430	$5,878	$17,988	$11,898

Per common share — basic:
Income from continuing operations before extraordinary items	$0.48	$0.33	$0.92	$0.64
Loss from discontinued operations	—	(0.04)	—	(0.06)
Extraordinary items	(0.08)	—	(0.13)	—
Net income	$0.40	$0.29	$0.79	$0.58

Weighted average number of common shares outstanding	23,759	20,446	22,651	20,512

Per common share — diluted:
Income from continuing operations before extraordinary items	$0.46	$0.32	$0.88	$0.63
Loss from discontinued operations	—	(0.04)	—	(0.06)
Extraordinary items	(0.08)	—	(0.12)	—
Net income	$0.38	$0.28	$0.76	$0.57

Weighted average number of common and common equivalent shares outstanding	24,663	20,773	23,525	20,768

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2002	2001
	(Unaudited)

Operating Activities:
Net income	$17,988	$11,898

Adjustments to reconcile net income to net cash provided by operating activities — continuing operations:
Net loss from discontinued operations	—	1,145
Extraordinary items	2,828	—
Depreciation and amortization	4,976	6,803
Amortization of debt issuance costs	643	656
Provision for losses on accounts receivable	270	47
Loss (gain) on sale of equipment	(17)	28
Deferred income taxes	10,757	6,168
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	4,391	7,314
Inventories	7,155	(11,027)
Prepaid and other assets	1,484	2,911
Accounts payable and accrued expenses	(18,757)	(5,184)
Net cash provided by operating activities — continuing operations	31,718	20,759

Net cash used in operating activities — discontinued operations	(256)	(2,182)

Investing Activities:
Purchases of property, plant and equipment	(7,255)	(7,648)
Proceeds from sale of equipment	153	30
Adjustment to proceeds from sale of business	—	(732)
Net cash used in investing activities — continuing operations	(7,102)	(8,350)

Financing Activities:
Borrowings (payments) on credit facilities, net	91,750	(8,650)
Payment of debt issuance costs	(5,976)	(95)
Redemption of senior subordinated notes	(112,593)	—
Sale of common stock, net of offering costs	42,012	—
Payments on capital lease obligation	(604)	(30)
Proceeds from exercise of stock options	2,714	20
Purchase of common stock for treasury	—	(2,343)
Net cash provided by (used in) financing activities	17,303	(11,098)

Effect of exchange rate changes on cash and cash equivalents	30	(47)

Increase (decrease) in cash and cash equivalents	41,693	(918)

Cash and cash equivalents at beginning of period	555	2,035
Cash and cash equivalents at end of period	$42,248	$1,117

Cash paid (refunded) during the period for:
Interest	$12,342	$10,237
Income taxes, net	2,430	(2,115)

Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$—	$1,744

See accompanying notes

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain prior–year amounts have been reclassified to conform to the 2002 presentation.

Note 2:  Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt.  This statement also amends SFAS No. 13, Accounting for Leases, to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  In addition, SFAS No. 145 rescinded SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections to various FASB pronouncements.  The Company will be required to adopt SFAS No. 145 on January 1, 2003, and will reclassify extraordinary items (see Note 10 — Extraordinary Items) to continuing operations.

Note 3:  Inventories

Inventories consist of the following:

	June 30, 2002	December 31, 2001

Raw materials, including core inventories	$50,639	$50,851
Work-in-process	1,173	1,342
Finished goods	10,239	16,777
	$62,051	$68,970

Note 4.  Goodwill and Intangible Assets

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

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

The adoption of SFAS No. 142 eliminates the amortization of goodwill beginning January 1, 2002 and instead requires that goodwill be tested for impairment.  Transitional impairment tests of goodwill made by the Company during the quarter ended March 31, 2002 did not require adjustment to the carrying value of its goodwill.

As of June 30, 2002, the Company’s definite lived intangible assets of $972, net of accumulated amortization of $888, primarily consisting of non-compete agreements, continue to be amortized over their useful lives.

Amortization expense for intangible assets during the three and six months ended June 30, 2002 was $83 and $166, respectively.  Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2002 (remainder)	$166
2003	298
2004	124
2005	124
2006	123
2007	123

Actual results of operations for the three and six months ended June 30, 2002 and the pro forma results of operations for the three and six months ended June 30, 2001 had we applied the non-amortization provisions of SFAS 142 in the prior period are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001

Income from continuing operations before extraordinary items	$11,330	$6,698	$20,816	$13,043
Add: Goodwill amortization, net of tax	—	882	—	1,757
Adjusted income from continuing operations before extraordinary items	$11,330	$7,580	$20,816	$14,800

Per common share — basic:
Income from continuing operations before extraordinary items	$0.48	$0.33	$0.92	$0.64
Add: Goodwill amortization, net of tax	—	0.04	—	0.08
	$0.48	$0.37	$0.92	$0.72

Per common share — diluted:
Income from continuing operations before extraordinary items	$0.46	$0.32	$0.88	$0.63
Add: Goodwill amortization, net of tax	—	0.04	—	0.08
	$0.46	$0.36	$0.88	$0.71

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries.  The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and cash flow coverage and others that limit its ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, enter new businesses and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  At June 30, 2002, $72,187 and $94,763 were outstanding under the A-Loan and B-Loans portions of the Credit Facility, respectively, and no amounts were outstanding under the Revolver.

On March 8, 2002, the Company retired its old credit facility, which consisted of a $130,000 term loan and a $100,000 line of credit, with the proceeds from the Credit Facility and the public offering of its common stock (see Note 6 — Common Stock).

On March 8, 2002, the Company called all of its 12% Series B and D Senior Subordinated Notes due 2004 (the “Senior Notes”) for redemption.  The Senior Notes, with a face amount outstanding of $110,385, were redeemed on April 8, 2002 at a price of 102% plus accrued and unpaid interest (see Note 10 — Extraordinary Items).  The redemption of the Senior Notes was funded by borrowings made under the Credit Facility.

Note 6.  Common Stock

On March 8, 2002, the Company completed a public offering of 2,760,000 shares of its common stock at a price to the public of $16.50 per share.  The $42,012 of net proceeds from the offering was used, together with borrowings under the Credit Facility, to repay all the indebtedness under the Company’s old credit facility on March 8, 2002.

Note 7.  Reportable Segments

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to DaimlerChrysler, Ford, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs, including Ford’s and General Motors’s European operations and Jaguar.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; (ii) a provider of returned material reclamation and disposition services and core management services primarily to Ford and to a lesser extent, General Motors; and (iii) an automotive electronic components remanufacturing and distribution business, primarily for Delphi and Visteon.  The Company’s Aftermarket Engines business unit, which is not a reportable segment and is shown as “Other”, remanufactures and distributes domestic and foreign engines and, to a lesser extent, distributes domestic remanufactured transmissions from seven regional distribution points primarily to independent aftermarket customers.

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

In consolidation, the Company eliminates the sale of certain transmissions remanufactured and sold to Drivetrain Remanufacturing customers that are simultaneously repurchased for re-sale to customers in the independent aftermarket through the Company’s Aftermarket Engines business. Additionally, and in consolidation, the Company eliminates any profits associated with any remanufactured transmissions that have been repurchased for re-sale that remain in inventory.

The reportable segments, “Other” business unit and the related eliminations are as follows:

	Drivetrain Remanufacturing	Logistics	Other	Eliminations	Totals

For the three months ended June 30, 2002:
Revenues from external customers	$68,859	$27,903	$4,704	$(760)	$100,706
Intersegment revenues	1,633	—	—	—	1,633
Goodwill amortization (1)	—	—	—	—	—
Segment profit (loss)	13,097	7,558	(299)	(168)	20,188

For the six months ended June 30, 2002:
Revenues from external customers	$137,468	$56,323	$8,941	$(760)	$201,972
Intersegment revenues	1,892	—	—	—	1,892
Goodwill amortization (1)	—	—	—	—	—
Segment profit (loss)	24,772	15,888	(918)	(168)	39,574

For the three months ended June 30, 2001:
Revenues from external customers	$62,943	$22,902	$6,375	$—	$92,220
Intersegment revenues	501	—	—	—	501
Goodwill amortization (1)	1,091	132	—	—	1,223
Segment profit	10,411	5,101	645	—	16,157

For the six months ended June 30, 2001:
Revenues from external customers	$130,481	$47,785	$13,183	$—	$191,449
Intersegment revenues	501	—	—	—	501
Special charges	773	89	—	—	862
Goodwill amortization (1)	2,185	263	—	—	2,448
Segment profit	19,913	10,815	1,391	—	32,119

(1)               Per the provisions of SFAS 142, beginning January 1, 2002, goodwill amortization expense (included in segment profit during 2001) is no longer recorded.

A reconciliation of the reportable segments to consolidated net sales and income from operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001

Net sales:
External revenues from reportable segments	$96,762	$85,845	$193,791	$178,266
Intersegment revenues	1,633	501	1,892	501
Other revenues	4,704	6,375	8,941	13,183
Elimination of intersegment revenues	(1,633)	(501)	(1,892)	(501)
Elimination of external revenues	(760)	—	(760)	—
Consolidated net sales	$100,706	$92,220	$201,972	$191,449

Profit:
Total profit for reportable segments	$20,655	$15,512	$40,660	$30,728
Other profit (loss)	(299)	645	(918)	1,391
Elimination of profit in ending inventory	(168)	—	(168)	—
Income from operations	$20,188	$16,157	$39,574	$32,119

Note 8:  Special Charges

The Company periodically has implemented certain initiatives designed to improve operating efficiencies and reduce costs. During 2001, the Company recorded $5,330 of special charges. These charges included $2,439 for the Drivetrain Remanufacturing segment, $2,415 for the Logistics segment and $476 for the Company’s two information systems groups.  The $2,439 related to the Drivetrain Remanufacturing segment consisted of $1,584 of severance and related costs for 35 people primarily associated with the de-layering of certain management functions and $855 of facility exit and idle capacity costs associated with facility consolidations and implementation of cellularized manufacturing within the segment.  The $2,415 of special charges related to the Logistics segment included the following: (i) $1,942 of costs related to the shut-down of the Company’s remanufactured automotive electronic control modules operation including $680 of severance for 118 people, $631 related to the write-down of fixed assets, $368 of facility exit and other costs related to the shutdown, $216 related to inventory write–downs (classified as Cost of Sales-Special Charges) and $47 for the write-down of un-collectible accounts receivable balances; and (ii) $473 of severance and related costs for eight people primarily associated with the upgrade of certain management functions within the segment.  The $476 related to the Company’s two information systems groups are for severance and related costs for four people primarily associated with the consolidation of that function.

During the three months ended June 30, 2002, the Company recorded a special charge of approximately $800 related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.  In addition, the Company recorded a gain of approximately $800 for a partial reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability whose maximum exposure has been reduced.  These two items offset each other as Exit / Other Costs and therefore do not appear in the following schedule or the accompanying financial statements:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total

Reserve at December 31, 2000	$696	$4,802	$5,528	$11,026
Provision 2001	3,213	1,223	894	5,330
Payments 2001	(2,115)	(2,991)	—	(5,106)
Asset write-offs 2001	—	—	(4,225)	(4,225)
Asset valuation adjustment 2001 (1)	—	—	1,764	1,764
Reserve at December 31, 2001	1,794	3,034	3,961	8,789
Payments 2002	(1,196)	(254)	—	(1,450)
Asset write-offs 2002	—	—	(965)	(965)
Reserve at June 30, 2002	$598	$2,780	$2,996	$6,374

(1)                                  Asset valuation adjustments are due to the Company’s initial discontinuance of the Engines business during 2000 and its subsequent election to retain this business during 2001.

Note 9:  Discontinued Operations

During 2000, the Distribution Group business, a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers, was discontinued and sold by the Company.  The estimated loss on the sale of the Distribution Group and the actual losses from discontinued operations incurred since the measurement date were applied against the accrued loss established effective with the measurement date.  The accrual balance as of June 30, 2002 and December 31, 2001 of $1,119 and $1,375, respectively, classified as liabilities of discontinued operations, represents the estimate of the remaining obligations and other costs related to the sale of the Distribution Group.

Note 10:  Extraordinary Items

The extraordinary item recorded during the three months ended March 31, 2002 of $928, net of income tax benefits of $552, related to the write-off of previously capitalized debt issuance costs in connection with the termination of the Company’s old credit facility.

On April 8, 2002, the Company redeemed the entire $110,385 principal balance of its Senior Notes.  In connection with this redemption, the Company recorded an extraordinary charge of $1,900 (net of income tax benefits of $1,122) related to the write-off of previously capitalized debt issuance costs and a call premium associated with this transaction.

Note 11:  Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and six months ended June 30, 2002 and 2001, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001

Net income	$9,430	$5,878	$17,988	$11,898
Other comprehensive loss:
Interest rate swap agreements, net of related taxes:
Transition adjustment as of January 1, 2001	—	—	—	(28)
Increase (decrease) in fair value	(44)	(7)	69	(211)
Translation adjustment, net of related taxes	1,071	(8)	794	(339)
Total comprehensive income	$10,457	$5,863	$18,851	$11,320

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

In connection with the sale of the Distribution Group (the “DG Sale”) on October 27, 2000 (see Note 9 — Discontinued Operations), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $0.8 million deductible and a $12.0 million cap except with respect to closed facilities, (iii) liabilities of the Distribution Group existing at the time of the DG Sale but not disclosed to the buyer, subject to the $0.8 million deductible and $12.0 million cap, (iv) any tax liability of the Distribution Group relating to periods prior to the DG Sale and (v) certain health claims that may be asserted by employees of the Distribution Group relating to the air quality at one of its facilities prior to the DG Sale.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases were guaranteed by the Company.  These guarantees remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  Actual results may differ materially from those projected or implied in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1. “Business—Certain Factors Affecting the Company” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  Please also refer to the Company’s other filings with the Securities and Exchange Commission.

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

Results of Operations for the Three Month Period Ended June 30, 2002 Compared to the Three Month Period Ended June 30, 2001.

Due to the decision to retain our aftermarket engines business in June 2001, the consolidated statements of operations have been reclassified to report the operating results of the Engines business from discontinued operations to continuing operations for all periods presented.

Income from continuing operations before extraordinary items increased $4.6 million, or 68.7%, to $11.3 million for the three months ended June 30, 2002 from $6.7 million for the three months ended June 30, 2001.  Excluding goodwill amortization totaling $0.9 million (net of tax) recorded during the three months ended June 30, 2001, income from continuing operations before extraordinary items increased $3.7 million, or 48.7%, from $7.6 million for the three months ended June 30, 2001.  This increase was primarily attributable to revenue growth and improved profitability in both our Logistics segment and Drivetrain Remanufacturing segment combined with a reduction in interest expense, partially offset by reduced volume in our aftermarket engines business.  Income from continuing operations before extraordinary items per diluted share was $0.46 for the three months ended June 30, 2002 as compared to $0.32 for the three months ended June 30, 2001.  Excluding goodwill amortization recorded during the three months ended June 30, 2001, income from continuing operations per diluted share was $0.36 for the three months ended June 30, 2001.

Net Sales

Net sales increased $8.5 million, or 9.2%, to $100.7 million for the three months ended June 30, 2002 from $92.2 million for the three months ended June 30, 2001.  This increase was driven primarily by growth in the Company’s Logistics and Drivetrain Remanufacturing segments, partially offset by a reduced volume of sales in our aftermarket engines business.  See “Drivetrain Remanufacturing Segment”, “Logistics Segment” and “Other” for discussions of net sales.

Sales to Ford accounted for 37.2% and 31.4%, DaimlerChrysler accounted for 24.6% and 28.2%, and AT&T Wireless Services accounted for 18.3% and 16.7% of the Company’s revenues for the three months ended June 30, 2002 and 2001, respectively.

Gross Profit

Gross profit increased $5.1 million, or 16.3%, to $36.4 million for the three months ended June 30, 2002 from $31.3 million for the three months ended June 30, 2001.  Gross profit as a percentage of net sales increased to 36.2% for the three months ended June 30, 2002 from 33.9% for the three months ended June 30, 2001.  This increase was primarily the result of a favorable mix of products in our electronics business as we replaced lower margin engine control module remanufacturing with a telematics program in our Logistics segment, favorable material variances in our Drivetrain Remanufacturing segment and the benefits of our Lean and Continuous Improvement initiatives and other cost reduction programs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $2.4 million, or 17.4%, to $16.2 million for the three months ended June 30, 2002 from $13.8 million for the three months ended June 30, 2001.  As a percentage of net sales, SG&A expenses increased to 16.1% for the three months ended June 30, 2002 from 15.0% for the three months ended June 30, 2001.  The increase was primarily related to growth, including support costs associated with a new core management program for Ford, acquisition search activities and other growth initiatives in our Logistics segment and new materials management services to be provided for General Motors in our Drivetrain Remanufacturing segment, partially offset by benefits from our cost reduction initiatives.

Amortization of Intangible Assets

Amortization of intangible assets decreased $1.2 million to $0.1 million for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001.  This decrease is entirely due to the application of SFAS No 142, as a result of which we no longer amortize goodwill.

Special Charges

During the three months ended June 30, 2002, the Company recorded a gain of $0.8 million from the partial reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability whose maximum exposure has been reduced. Additionally, we recorded a special charge of $0.8 million related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

 Income from Operations

Income from operations increased $4.0 million, or 24.7%, to $20.2 million for the three months ended June 30, 2002 from $16.2 million for the three months ended June 30, 2001.  Excluding $1.2 million of goodwill amortization recorded in 2001, income from operations increased $2.8 million, or 16.1%, to $20.2 million from $17.4 million.  This increase is primarily the result of revenue growth, favorable material variances and the benefit of cost reduction initiatives, partially offset by the increase in SG&A expense in support of growth initiatives.  As a percentage of net sales, income from operations increased to 20.0% in 2002 from 18.8% in 2001, excluding goodwill amortization.

Interest Income

Interest income increased $0.2 million, or 50.0%, to $0.6 million for the three months ended June 30, 2002 from $0.4 million for the three months ended June 30, 2001.  This increase was primarily due to interest income earned on our increased cash balances invested in cash and cash equivalents during the three months ended June 30, 2002 as compared to 2001.

Interest Expense

Interest expense decreased $2.9 million, or 50.9%, to $2.8 million for the three months ended June 30, 2002 from $5.7 million for the three months ended June 30, 2001.  This decrease was the result of a general decline in interest rates and the use of lower rate debt, combined with a reduction in debt outstanding.

Discontinued Operations

During the three months ended June 30, 2001, we recorded a charge of $0.8 million related to discontinued operations, net of income tax benefits of $0.5 million.  This charge included the following on a pre-tax basis: (i) $3.0 million in expense for the increase to the estimated loss on the sale of the Distribution Group; (ii) $2.1 million in income for the reversal of the estimated accrued loss on disposal of Engines; and (iii) $0.4 million in expense for the reclassification of the operating results of Engines from discontinued operations to continuing operations, as required per EITF No. 90-16.

Extraordinary Items

During the three months ended June 30, 2002, we recorded a charge of $1.9 million, net of income tax benefits of $1.1 million, related to the write-off of previously capitalized debt issuance costs and a call premium associated with the early redemption of our 12% senior subordinated notes.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales, segment profit before goodwill amortization, goodwill amortization and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2002		2001

Net sales	$68.9	100.0%	$62.9	100.0%
Segment profit before goodwill amortization	$13.1	19.0%	$11.5	18.3%
Goodwill amortization	$—	—%	$1.1	1.8%
Segment profit	$13.1	19.0%	$10.4	16.5%

Net Sales. Net sales increased $6.0 million, or 9.5%, to $68.9 million for the three months ended June 30, 2002 from $62.9 million for the three months ended June 30, 2001.  The increase was primarily due to an increase in sales of remanufactured transmissions to Ford and General Motors and remanufactured engines to Ford and Jaguar, partially offset by a decrease in sales of remanufactured transmissions to DaimlerChrysler and Isuzu.

Sales to Ford accounted for 51.3% and 43.1% of segment revenues for the three months ended June 30, 2002 and 2001, respectively.  Sales to DaimlerChrysler accounted for 34.6% and 40.5% of segment revenues for the three months ended June 30, 2002 and 2001, respectively.

Segment Profit.  Segment profit increased $2.7 million, or 26.0%, to $13.1 million (19.0% of segment net sales) for the three months ended June 30, 2002 from $10.4 million (16.5% of segment net sales) for the three months ended June 30, 2001.  Excluding 2001 goodwill amortization of $1.1 million, segment profit increased $1.6 million, or 13.9%, from $11.5 million (18.3% of segment net sales).  This increase was primarily the result of the sales volume and mix changes described above combined with favorable material variances associated with a rework project and the benefit of cost reduction initiatives, partially offset by an increase in SG&A expenses primarily associated with an increase in allocated management fees.

Logistics Segment

The following table presents net sales, segment profit before goodwill amortization, goodwill amortization and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2002		2001

Net sales	$27.9	100.0%	$22.9	100.0%
Segment profit before goodwill amortization	$7.6	27.2%	$5.2	22.7%
Goodwill amortization	$—	—%	$0.1	0.4%
Segment profit	$7.6	27.2%	$5.1	22.3%

Net Sales.  Net sales increased $5.0 million, or 21.8%, to $27.9 million for the three months ended June 30, 2002 from $22.9 million for the three months ended June 30, 2001.  This increase was primarily attributable to an increase in sales (i) for value added warehouse and distribution services provided to AT&T Wireless Services, (ii) for returned material reclamation and disposition services provided to Ford, (iii) for core management services provided to Ford under a new core management program we were awarded in the later part of 2001 and (iv) to General Motors and Delphi for services associated with a telematics program.  Sales to AT&T Wireless Services accounted for 66.0% and 67.3% of segment revenues for the three months ended June 30, 2002 and 2001, respectively.

Segment Profit.  Segment profit increased $2.5 million, or 49.0%, to $7.6 million (27.2% of segment net sales) for the three months ended June 30, 2002 from $5.1 million (22.3% of segment net sales) for the three months ended June 30, 2001.  Excluding 2001 goodwill amortization of $0.1 million, segment profit increased $2.4 million, or 46.2%, from $5.2 million (22.7% of segment net sales).  The increase was primarily the result of changes in sales volume referenced above and favorable mix as we replaced lower margin engine control module remanufacturing with a telematics program combined with the benefit of cost reduction initiatives, partially offset by an increase in SG&A expense in support of the Ford core management program.

Other

The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2002		2001

Net sales	$4.7	100.0%	$6.4	100.0%
Segment profit (loss)	$(0.3)	(6.4)%	$0.6	9.4%

Net Sales.  Net sales decreased $1.7 million, or 26.6%, to $4.7 million for the three months ended June 30, 2002 from $6.4 million for the three months ended June 30, 2001.  This decrease was primarily attributable to a softness in demand for remanufactured engines believed to be driven by general economic conditions combined with a mild winter.  Additionally, we experienced a decline in demand for our remanufactured engines as a result of a competitor’s aggressive price reductions late in the third quarter of 2001.  Subsequently, we adjusted our prices and have begun to recapture a portion of our market share.  Furthermore, our initiative to sell remanufactured transmissions directly into the independent aftermarket via this channel has been launched, is meeting our early expectations and continues to grow.

Segment Profit (Loss).  Segment profit decreased $0.9 million, to a loss of $0.3 million for the three months ended June 30, 2002 from a profit of $0.6 million for the three months ended June 30, 2001.  The decrease was primarily the result of the decreased sales volume as referenced above, combined with an increase in SG&A expense in support of the program to introduce remanufactured transmissions directly into the independent aftermarket.

Results of Operations for the Six Month Period Ended June 30, 2002 Compared to the Six Month Period Ended June 30, 2001.

Income from continuing operations before extraordinary items increased $7.8 million, or 60.0%, to $20.8 million for the six months ended June 30, 2002 from $13.0 million for the six months ended June 30, 2001.  Excluding special charges and goodwill amortization totaling $2.3 million (net of tax) recorded during the six months ended June 30, 2001, income from continuing operations before extraordinary items increased $5.5 million, or 35.9%, from $15.3 million for the six months ended June 30, 2001.  This increase was primarily attributable to revenue growth and improved profitability within both our Logistics and Drivetrain Remanufacturing segments combined with a reduction in interest expense, partially offset by a reduced volume of sales in our aftermarket engines business.  Income from continuing operations before extraordinary items per diluted share was $0.88 for the six months ended June 30, 2002 as compared to $0.63 for the six months ended June 30, 2001.  Excluding the special charges and goodwill amortization recorded during the six months ended June 30, 2001, income from continuing operations per diluted share was $0.74 for the six months ended June 30, 2001.

Net Sales

Net sales increased $10.6 million, or 5.5%, to $202.0 million for the six months ended June 30, 2002 from $191.4 million for the six months ended June 30, 2001.  This increase was driven primarily by growth in the Company’s Logistics and Drivetrain Remanufacturing segments, partially offset by a reduced volume of sales in our aftermarket engines business.  See “Drivetrain Remanufacturing Segment”, “Logistics Segment” and “Other” for discussions of net sales.

Sales to Ford accounted for 35.9% and 32.0%, DaimlerChrysler accounted for 25.5% and 26.9%, and AT&T Wireless Services accounted for 17.6% and 16.3% of the Company’s revenues for the six months ended June 30, 2002 and 2001, respectively.

Gross Profit

Gross profit increased $6.9 million, or 10.8%, to $70.6 million for the six months ended June 30, 2002 from $63.7 million for the six months ended June 30, 2001.  Gross profit as a percentage of net sales increased to 35.0% for the six months ended June 30, 2002 from 33.3% for the six months ended June 30, 2001.  This increase was primarily the result of a favorable mix of products in our electronics business as we replaced lower margin engine control module remanufacturing with a telematics program in our Logistics segment, favorable material variances in our Drivetrain Remanufacturing segment and the benefits of our Lean and Continuous Improvement initiatives and other cost reduction programs, partially offset by reduced volumes in our aftermarket engines business.

Selling, General and Administrative Expenses

SG&A expenses increased $2.7 million, or 9.6%, to $30.9 million for the six months ended June 30, 2002 from $28.2 million for the six months ended June 30, 2001.  As a percentage of net sales, SG&A expenses increased to 15.3% for the six months ended June 30, 2002 from 14.7% for the six months ended June 30, 2001.  The increase was primarily related to growth, including support costs associated with new core management programs for Ford, acquisition search activities and other growth initiatives in our Logistics segment and new materials management services to be provided for General Motors in our Drivetrain Remanufacturing segment, partially offset by benefits from our cost reduction initiatives.

Amortization of Intangible Assets

Amortization of intangible assets decreased $2.3 million to $0.2 million for the six months ended June 30, 2002 from $2.5 million for the six months ended June 30, 2001.  This decrease is entirely due to the application of SFAS No 142.

Special Charges

During the six months ended June 30, 2002, the Company recorded a gain of $0.8 million for the partial reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability whose maximum exposure has been reduced. Additionally, we recorded a special charge of $0.8 million related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

During the six months ended June 30, 2001, we recorded $0.9 million of special charges ($0.5 million net of tax).  Most of the special charges related to the Drivetrain Remanufacturing segment and consist of severance and related costs for four people, primarily associated with the de-layering of certain management functions.

Income from Operations

Income from operations increased $7.5 million, or 23.4%, to $39.6 million for the six months ended June 30, 2002 from $32.1 million for the six months ended June 30, 2001.  Excluding $2.4 million of goodwill amortization and $0.9 million of special charges recorded in 2001, income from operations increased $4.2 million, or 11.9%, to $39.6 million from $35.4 million.  This increase is primarily the result of revenue growth, favorable material variances and the benefit of cost reduction initiatives, partially offset by the increase in SG&A expense in support of growth.  As a percentage of net sales, income from operations increased to 19.6% in 2002 from 18.5% in 2001, before special charges and excluding goodwill amortization.

Interest Income

Interest income increased $0.4 million, or 57.1%, to $1.1 million for the six months ended June 30, 2002 from $0.7 million for the six months ended June 30, 2001.  This increase was primarily due to interest income earned on our increased cash balances invested in cash and cash equivalents during the six months ended June 30, 2002 as compared to 2001.

Interest Expense

Interest expense decreased $4.2 million, or 35.9%, to $7.5 million for the six months ended June 30, 2002 from $11.7 million for the six months ended June 30, 2001.  This decrease was the result of a general decline in interest rates and the use of lower rate debt, combined with a reduction in debt outstanding.

Discontinued Operations

During the six months ended June 30, 2001, we recorded a charge of $1.1 million related to discontinued operations, net of income tax benefits of $0.7 million.  This charge included the following on a pre-tax basis: (i) $3.0 million in expense for the increase to the estimated loss on the sale of the Distribution Group; (ii) $2.1 million in income for the reversal of the estimated accrued loss on disposal of Engines; and (iii) $0.9 million in expense for the reclassification of the operating results of Engines from discontinued operations to continuing operations, as required per EITF No. 90-16.

Extraordinary Items

During the six months ended June 30, 2002, we recorded a charge of $2.8 million, net of income tax benefits of $1.7 million, related to (i) the write-off of previously capitalized debt issuance costs and a call premium associated with the early redemption of our 12% senior subordinated notes and (ii) the write-off of previously capitalized debt issuance costs in connection with the termination of our old credit facility.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales, special charges, segment profit before goodwill amortization, goodwill amortization and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2002		2001

Net sales	$137.5	100.0%	$130.5	100.0%
Special charges	$—	—%	$0.8	0.6%
Segment profit before goodwill amortization	$24.8	18.0%	$22.1	16.9%
Goodwill amortization	$—	—%	$2.2	1.7%
Segment profit	$24.8	18.0%	$19.9	15.2%

Net Sales. Net sales increased $7.0 million, or 5.4%, to $137.5 million for the six months ended June 30, 2002 from $130.5 million for the six months ended June 30, 2001.  The increase was primarily due to an increase in sales of remanufactured transmissions to Ford, Kia and General Motors and remanufactured engines to Ford, partially offset by a decrease in sales of remanufactured transmissions to Isuzu.

Sales to Ford accounted for 49.2% and 44.2% of segment revenues for the six months ended June 30, 2002 and 2001, respectively.  Sales to DaimlerChrysler accounted for 36.4% and 38.8% of segment revenues for the six months ended June 30, 2002 and 2001, respectively.

Special Charges.  During the six months ended June 30, 2002, the Company recorded a gain of $0.8 million for the partial reversal of a previously established provision for a potential non-income state tax liability whose maximum exposure has been reduced. Additionally, we recorded a special charge of $0.8 million related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

During the six months ended June 30, 2001, we recorded $0.8 million of special charges consisting of severance and related costs for four people, primarily associated with the de-layering of certain management functions within the segment.

Segment Profit.  Segment profit increased $4.9 million, or 24.6%, to $24.8 million (18.0% of segment net sales) for the six months ended June 30, 2002 from $19.9 million (15.2% of segment net sales) for the six months ended June 30, 2001.  Excluding 2001 special charges of $0.8 million and goodwill amortization of $2.2 million, segment profit increased $1.9 million, or 8.3%, from $22.9 million (17.5% of segment net sales).  This increase was primarily the result of the sales volume and mix changes described above combined with favorable material variances associated with a rework project and the benefit of cost reduction initiatives, partially offset by an increase in SG&A expenses in support of a new program to provide materials management services associated with the remanufacturing of transmissions for General Motors.

Logistics Segment

The following table presents net sales, special charges, segment profit before goodwill amortization, goodwill amortization and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2002		2001

Net sales	$56.3	100.0%	$47.8	100.0%
Special charges	$—	—%	$0.1	0.2%
Segment profit before goodwill amortization	$15.9	28.2%	$11.1	23.2%
Goodwill amortization	$—	—%	$0.3	0.6%
Segment profit	$15.9	28.2%	$10.8	22.6%

Net Sales.  Net sales increased $8.5 million, or 17.8%, to $56.3 million for the six months ended June 30, 2002 from $47.8 million for the six months ended June 30, 2001.  This increase was primarily attributable to an increase in sales (i) for value added warehouse and distribution services provided to AT&T Wireless Services, (ii) for returned material reclamation and disposition services provided to Ford, (iii) for core management services provided to Ford under a new core management program we were awarded in the later part of 2001 and (iv) to General Motors and Delphi for services associated with a telematics program.  Sales to AT&T Wireless Services accounted for 63.1% and 65.4% of segment revenues for the six months ended June 30, 2002 and 2001, respectively.

Special Charges.  During the six months ended June 30, 2001, we recorded $0.1 million of special charges consisting of severance and related costs for one person associated with the upgrade of certain management functions within the segment.

Segment Profit.  Segment profit increased $5.1 million, or 47.2%, to $15.9 million (28.2% of segment net sales) for the six months ended June 30, 2002 from $10.8 million (22.6% of segment net sales) for the six months ended June 30, 2001.  Excluding 2001 special charges of $0.1 million and goodwill amortization of $0.3 million, segment profit increased $4.7 million, or 42.0%, from $11.2 million (23.4% of segment net sales).  The increase was primarily the result of changes in sales volume referenced above and favorable mix as we replaced lower margin engine control module remanufacturing with a telematics program combined with the benefit of cost reduction initiatives, partially offset by an increase in SG&A expense in support of the Ford core management program.

Other

The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2002		2001

Net sales	$8.9	100.0%	$13.2	100.0%
Segment profit (loss)	$(0.9)	(10.1)%	$1.4	10.6%

Net Sales.  Net sales decreased $4.3 million, or 32.6%, to $8.9 million for the six months ended June 30, 2002 from $13.2 million for the six months ended June 30, 2001.  This decrease was primarily attributable to a general softness in demand for remanufactured engines believed to be driven by general economic conditions combined with a mild winter.  Additionally, we experienced a decline in demand for our remanufactured engines as a result of a competitor’s aggressive price reductions late in the third quarter of 2001.  Subsequently, we adjusted our prices and have begun to recapture a portion of our market share. Furthermore, our initiative to sell remanufactured transmissions directly into the independent aftermarket via this channel has been launched, is meeting our early expectations and continues to grow.

Segment Profit (Loss).  Segment profit decreased $2.3 million, to a loss of $0.9 million for the six months ended June 30, 2002 from a profit of $1.4 million for the six months ended June 30, 2001.  The decrease was primarily the result of the decreased sales volume as referenced above, combined with an increase in SG&A expense in support of the program to introduce remanufactured transmissions directly into the independent aftermarket.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $42.2 million at June 30, 2002.  Net cash provided by operating activities from continuing operations was $31.7 million for the six-month period then ended.  Net cash used in investing activities from continuing operations was $7.1 million for the period, primarily related to new manufacturing equipment within our Drivetrain remanufacturing segment and new computer systems and equipment for the Logistics segment. We still anticipate capital spending for the full year of 2002 of approximately $20 million.  Net cash provided by financing activities of $17.3 million included $42.0 million from the public offering of common stock completed in March 2002, net borrowings of $91.8 million made on the old and new credit facilities and $2.7 million of proceeds from the exercise of stock options, partially offset by $112.6 million used to redeem our 12% senior subordinated notes in April 2002, $6.0 million of payments for debt issuance costs related to our new credit facility discussed below, and $0.6 million of payments on capital lease obligations.

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

At our election, amounts advanced under the new credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of  (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of June 30, 2002, the margins for the $75.0 million term loan and the $50.0 million revolving facility were 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.00% for Alternate Base Rate loans and 3.00% for Eurodollar Rate loans as of June 30, 2002.

On March 8, 2002, the closing date of our new credit facility, we borrowed $40.0 million under the term loan portion and $15.0 million under the revolving portion and used a portion of those proceeds, together with the proceeds from our public stock offering to repay the entire $82.7 million balance outstanding under our old credit facility.

On April 8, 2002, we redeemed the entire $110.4 million principal balance of our 12% senior subordinated notes at 102% plus accrued and unpaid interest.  The redemption was funded by borrowings made under our new credit facility.

As of June 30, 2002, our borrowing capacity under the revolving portion of the new credit facility was $44.0 million. In addition, we had cash and cash equivalents on hand of $42.2 million at June 30, 2002.

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

Interest Rate Exposure

Based on the Company’s overall interest rate exposure during the six months ended June 30, 2002, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company’s consolidated financial position, results of operation or cash flows.  A 10% change in the rate of interest would not have a material effect on the Company’s financial position, results of operation or cash flows.

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

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Items 1-3 are not applicable.

Item 4. — Submission of Matters to a Vote of Security Holders

The 2002 annual meeting of stockholders of the Company was held on May 8, 2002 for the purpose of the following: (i) electing nine directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified and (ii) approval of the adoption of the 2002 Stock Incentive Plan.

The following directors were elected by the following vote:

	Votes

	For

		Against

Robert Anderson	22,415,940	233,900
Richard R. Crowell	21,024,004	1,625,836
Michael T. DuBose	21,130,020	1,519,820
Dale F. Frey	22,416,270	233,570
Mark C. Hardy	21,930,970	718,870
Dr. Michael J. Hartnett	22,415,940	233,900
Gerald L. Parsky	21,023,904	1,625,936
Richard K. Roeder	21,155,420	1,494,420
J. Richard Stonesifer	22,416,070	233,770

The proposal to approve the adoption of the 2002 Stock Incentive Plan was approved by the following vote:

For

Against

Nonvotes and Abstentions

19,423,039	3,199,786	27,015

Item 5 is not applicable.

Item 6. — Exhibits and Reports on Form 8-K

(a)               Exhibits

Exhibit 10.1 — Amended and Restated Employment Agreement dated as of July 1, 2002 between Michael T. DuBose and Aftermarket Technology Corp.

Exhibit 10.2 — Employment Agreement dated as of July 1, 2002 between Barry C. Kohn and Aftermarket Technology Corp.

(b)              Reports on Form 8-K

None

AFTERMARKET TECHNOLOGY CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date: July 25, 2002	/s/ Barry C. Kohn
Barry C. Kohn, Chief Financial Officer

•                  Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.