Form 10-Q
period 2002-09-30
AFTERMARKET TECHNOLOGY CORP
filed 2002-10-29
CIK 933405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of October 25, 2002, there were 24,410,268 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$58,414	$555
Accounts receivable, net	58,291	55,816
Inventories	61,896	68,970
Prepaid and other assets	5,192	5,305
Refundable income taxes	941	—
Deferred income taxes	27,415	26,508
Total current assets	212,149	157,154

Property, plant and equipment, net	55,115	52,577
Debt issuance costs, net	5,352	3,008
Goodwill	168,014	168,049
Intangible assets, net	901	1,145
Deferred income taxes	—	5,590
Other assets	9,469	9,335
Total assets	$451,000	$396,858

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$36,594	$42,507
Accrued expenses	34,258	39,096
Income taxes payable	—	2,622
Credit facility	12,200	14,700
Capital lease obligation	538	1,121
Amounts due to sellers of acquired companies	1,702	2,450
Deferred compensation	154	1,958
Liabilities of discontinued operations	463	1,375
Total current liabilities	85,909	105,829

12% Series B and D Senior Subordinated Notes	—	110,852
Amount drawn on credit facility, less current portion	151,700	60,500
Amounts due to sellers of acquired companies, less current portion	6,943	7,269
Deferred compensation, less current portion	896	1,400
Capital lease obligation, less current portion	458	897
Other long-term liabilities	513	776
Deferred income taxes	9,812	—

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 30,000,000; Issued - 25,141,105 and 21,446,396 (including shares held in treasury)	251	214
Additional paid-in capital	193,824	141,298
Accumulated earnings (deficit)	5,862	(25,832)
Accumulated other comprehensive loss	(831)	(2,008)
Common stock held in treasury, at cost (611,337 shares)	(4,337)	(4,337)
Total stockholders’ equity	194,769	109,335

Total liabilities and stockholders’ equity	$451,000	$396,858

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Net sales	$110,577	$100,420	$312,549	$291,869
Cost of sales	73,044	64,549	204,425	192,278
Special charges	—	162	—	162
Gross profit	37,533	35,709	108,124	99,429

Selling, general and administrative expense	16,602	15,921	47,453	44,149
Amortization of intangible assets	84	1,256	250	3,767
Special charges (credits)	(277)	2,664	(277)	3,526

Income from operations	21,124	15,868	60,698	47,987

Interest income	987	392	2,048	1,117
Other income, net	14	8	89	33
Equity in losses of investee	(76)	—	(195)	—
Interest expense	(2,367)	(5,550)	(9,845)	(17,213)

Income from continuing operations before income taxes and extraordinary items	19,682	10,718	52,795	31,924

Income tax expense	6,251	4,128	18,548	12,291

Income from continuing operations before extraordinary items	13,431	6,590	34,247	19,633

Gain (loss) from discontinued operations, net of income taxes	275	—	275	(1,145)

Income before extraordinary items	13,706	6,590	34,522	18,488

Extraordinary items, net of income taxes	—	—	(2,828)	—

Net income	$13,706	$6,590	$31,694	$18,488

Per common share - basic:
Income from continuing operations before extraordinary items	$0.55	$0.32	$1.47	$0.96
Gain (loss) from discontinued operations	0.01	—	0.01	(0.06)
Extraordinary items	—	—	(0.12)	—
Net income	$0.56	$0.32	$1.36	$0.90

Weighted average number of common shares outstanding	24,361	20,349	23,221	20,457

Per common share - diluted:
Income from continuing operations before extraordinary items	$0.54	$0.31	$1.43	$0.94
Gain (loss) from discontinued operations	0.01	—	0.01	(0.06)
Extraordinary items	—	—	(0.12)	—
Net income	$0.55	$0.31	$1.32	$0.88

Weighted average number of common and common equivalent shares outstanding	24,851	21,168	23,967	20,901

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2002	2001
	(Unaudited)
Operating Activities:
Net income	$31,694	$18,488

Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Net loss (gain) from discontinued operations	(275)	1,145
Extraordinary items	2,828	—
Depreciation and amortization	7,693	10,488
Amortization of debt issuance costs	921	984
Provision for losses on accounts receivable	480	98
Loss (gain) on sale of equipment	(30)	18
Deferred income taxes	15,987	9,639
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	(2,551)	(10,220)
Inventories	7,350	(13,104)
Prepaid and other assets	(232)	4,432
Accounts payable and accrued expenses	(8,737)	(8,823)
Net cash provided by operating activities - continuing operations	55,128	13,145

Net cash used in operating activities - discontinued operations	(482)	(2,417)

Investing Activities:
Purchases of property, plant and equipment	(10,498)	(10,183)
Proceeds from sale of equipment	279	30
Adjustment to proceeds from sale of business	—	(3,675)
Net cash used in investing activities - continuing operations	(10,219)	(13,828)

Financing Activities:
Borrowings on credit facilities, net	88,700	4,575
Payment of debt issuance costs	(5,976)	(95)
Redemption of senior subordinated notes	(112,593)	—
Sale of common stock, net of offering costs	42,012	—
Payments on capital lease obligation	(1,083)	(452)
Proceeds from exercise of stock options and warrants	5,403	178
Purchase of common stock for treasury	—	(2,343)
Payments on amounts due to sellers of acquired company	(1,392)	(486)
Payments of deferred compensation related to acquired company	(1,639)	—
Net cash provided by financing activities	13,432	1,377

Effect of exchange rate changes on cash and cash equivalents	—	93

Increase (decrease) in cash and cash equivalents	57,859	(1,630)

Cash and cash equivalents at beginning of period	555	2,035
Cash and cash equivalents at end of period	$58,414	$405

Cash paid (refunded) during the period for:
Interest	$13,190	$18,657
Income taxes, net	987	(1,964)

Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	$—	$2,186

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain prior-year amounts have been reclassified to conform to the 2002 presentation.

Note 2:  Inventories

Inventories consist of the following:

	September 30, 2002	December 31, 2001

Raw materials, including core inventories	$51,719	$50,851
Work-in-process	1,571	1,342
Finished goods	8,606	16,777
	$61,896	$68,970

Note 3.  Goodwill and Intangible Assets

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

The adoption of SFAS No. 142 eliminates the amortization of goodwill beginning January 1, 2002 and instead requires that goodwill be tested for impairment at least annually.  Transitional impairment tests of goodwill made by the Company during the quarter ended March 31, 2002 and annual impairment tests made during the quarter ended September 30, 2002, did not require adjustment to the carrying value of its goodwill.

During the three months ended September 30, 2002, the Company made certain payments totaling $1,639 related to the 1997 acquisition of ATS Remanufacturing (“ATS”).  According to the terms of the purchase agreement, these payments were primarily variable, based upon the attainment of certain sales levels by ATS.  As a result, a reduction to goodwill of $583 was recorded based upon the difference between the original estimate and the actual payment amounts.

As of September 30, 2002, the Company’s definite lived intangible assets of $901, net of accumulated amortization of $961, primarily consisting of non-compete agreements, continue to be amortized over their useful lives.

Amortization expense for intangible assets during the three and nine months ended September 30, 2002 was $84 and $250, respectively.  Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2002 (remainder)	$83
2003	298
2004	124
2005	124
2006	123
2007	123

Actual results of operations for the three and nine months ended September 30, 2002 and the pro forma results of operations for the three and nine months ended September 30, 2001 had we applied the non-amortization provisions of SFAS 142 in the prior period are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001

Income from continuing operations Before extraordinary items	$13,431	$6,590	$34,247	$19,633
Add: Goodwill amortization, net of tax	—	883	—	2,640
Adjusted income from continuing operations before extraordinary items	$13,431	$7,473	$34,247	$22,273

Per common share – basic:
Income from continuing operations Before extraordinary items	$0.55	$0.32	$1.47	$0.96
Add: Goodwill amortization, net of tax	—	0.05	—	0.13
	$0.55	$0.37	$1.47	$1.09

Per common share – diluted:
Income from continuing operations Before extraordinary items	$0.54	$0.31	$1.43	$0.94
Add: Goodwill amortization, net of tax	—	0.04	—	0.13
	$0.54	$0.35	$1.43	$1.07

Note 4:  Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement in connection with a new credit facility (the “Credit Facility”).  The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principal payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with principal payable in quarterly installments over the six-year period (with 95% of the principal payable in the sixth year) and an annual excess cash flow sweep, as defined in the credit agreement, and (iii) a $50,000, five year revolving credit facility (the

“Revolver”).  The Credit Facility also provides for the addition of one or more optional term loans of up to $100,000 in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the assets of the Company and its domestic subsidiaries.  The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and cash flow coverage and others that limit its ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, enter new businesses and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  At September 30, 2002, $69,375 and $94,525 were outstanding under the A-Loan and B-Loans portions of the Credit Facility, respectively, and no amounts were outstanding under the Revolver.

On March 8, 2002, the Company terminated its old credit facility, which consisted of a $130,000 term loan and a $100,000 line of credit, with the proceeds from the Credit Facility and a public offering of its common stock (see Note 5 – Common Stock).

On March 8, 2002, the Company called all of its 12% Series B and D Senior Subordinated Notes due 2004 (the “Senior Notes”) for redemption.  The Senior Notes, with a face amount outstanding of $110,385, were redeemed on April 8, 2002 at a price of 102% plus accrued and unpaid interest (see Note 10 – Extraordinary Items).  The redemption of the Senior Notes was funded by borrowings made under the Credit Facility.

Note 5.  Common Stock

On March 8, 2002, the Company completed a public offering of 2,760,000 shares of its common stock at a price to the public of $16.50 per share.  The $42,012 of net proceeds from the offering was used, together with borrowings under the Credit Facility, to repay all the indebtedness under the Company’s old credit facility on March 8, 2002.

On August 1, 2002, pursuant to a shelf offering of the Company’s common stock, certain shareholders of the Company completed the sale of 4,500,000 shares of the Company’s common stock, for which the Company received no proceeds. In connection with the shelf offering, the Company received net proceeds of $2,610 from the exercise of 448,907 stock options and 70,176 stock warrants. (See Note 12 – Subsequent Event.)

Note 6:  Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and nine months ended September 30, 2002 and 2001, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Net income	$13,706	$6,590	$31,694	$18,488
Other comprehensive income (loss):
Interest rate swap agreements, net of related taxes:
Transition adjustment as of January 1, 2001	—	—	—	(28)
Increase (decrease) in fair value	34	(209)	103	(420)
Translation adjustments	280	271	1,074	(68)
Total comprehensive income	$14,020	$6,652	$32,871	$17,972

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

The reportable segments, “Other” business unit and the related eliminations are as follows:

	Drivetrain Remanufacturing	Logistics	Other	Eliminations	Totals

For the three months ended September 30, 2002:
Revenues from external Customers	$77,516	$29,208	$4,097	$(244)	$110,577
Special charges (credits)	—	(154)	—	—	(154)
Goodwill amortization(1)	—	—	—	—	—
Segment profit (loss)	12,098	10,149	(1,246)	—	21,001

For the nine months ended September 30, 2002:
Revenues from external Customers	$214,984	$85,531	$13,038	$(1,004)	$312,549
Special charges (credits)	—	(154)	—	—	(154)
Goodwill amortization(1)	—	—	—	—	—
Segment profit (loss)	36,870	26,037	(2,164)	(168)	60,575

For the three months ended September 30, 2001:
Revenues from external Customers	$68,432	$26,813	$5,175	$—	$100,420
Special charges	720	1,630	—	—	2,350
Goodwill amortization(1)	1,094	131	—	—	1,225
Segment profit	9,946	6,303	95	—	16,344

For the nine months ended September 30, 2001:
Revenues from external Customers	$198,913	$74,598	$18,358	$—	$291,869
Special charges	1,493	1,719	—	—	3,212
Goodwill amortization(1)	3,279	394	—	—	3,673
Segment profit	29,859	17,118	1,486	—	48,463

(1)               Per the provisions of SFAS 142, beginning January 1, 2002, goodwill amortization expense (included in segment profit during 2001) is no longer recorded.

A reconciliation of the reportable segments to consolidated net sales and income from operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
Net sales:
External revenues from reportable segments	$106,724	$95,245	$300,515	$273,511
Other revenues	4,097	5,175	13,038	18,358
Elimination of external revenues	(244)	—	(1,004)	—
Consolidated net sales	$110,577	$100,420	$312,549	$291,869

Profit:
Total profit for reportable segments	$22,247	$16,249	$62,907	$46,977
Other profit (loss)	(1,246)	95	(2,164)	1,486
Elimination of profit in ending inventory	—	—	(168)	—
Unallocated amounts:
Special (charges) credits	123	(476)	123	(476)
Income from operations	$21,124	$15,868	$60,698	$47,987

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

During the three months ended June 30, 2002, the Company recorded a special charge of approximately $800 related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.  In addition, the Company recorded a gain of approximately $800 for a partial reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability whose maximum exposure has been reduced.  These two items offset each other as Exit / Other Costs and therefore do not appear in the table below or the accompanying financial statements.

During the three months ended September 30, 2002, the Company recorded income of $277 for the reversal of previously established special charge provisions including (i) $154 for the shut-down of the Company’s remanufactured automotive electronic control modules operation primarily related to asset write-downs where actual recoveries from the sale of assets were favorable to original estimates and (ii) $123 of severance and related costs primarily related to the consolidation of the information systems groups that are no longer expected to be incurred.

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total

Reserve at December 31, 2000	$696	$4,802	$5,528	$11,026
Provision 2001	3,213	1,223	894	5,330
Payments 2001	(2,115)	(2,991)	—	(5,106)
Asset write-offs 2001	—	—	(4,225)	(4,225)
Asset valuation adjustment 2001(1)	—	—	1,764	1,764
Reserve at December 31, 2001	1,794	3,034	3,961	8,789
Provision adjustment 2002	(123)	(28)	(126)	(277)
Payments 2002	(1,371)	(518)	—	(1,889)
Asset write-offs 2002	—	—	(961)	(961)
Reserve at September 30, 2002	$300	$2,488	$2,874	$5,662

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

During the three months ended September 30, 2002, based upon updated information regarding obligations and other costs related to the sale of the Distribution Group, the Company revised its estimated loss and recorded income of $275 (net of income taxes of $155).  The accrual balance as of September 30, 2002 of $463, classified as liabilities of discontinued operations, represents the Company’s current estimate of the remaining obligations and other costs related to the sale. (See Note 11 – Contingencies)

Note 10:  Extraordinary Items

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

In connection with the sale of the Distribution Group (the “DG Sale”) on October 27, 2000 (see Note 9 – Discontinued Operations), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $0.8 million deductible and a $12.0 million cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases were guaranteed by the Company.  These guarantees remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.

Note 12:  Subsequent Event

On October 8, 2002, the Company announced its resumption of the stock buyback program initially commenced in January 2001 for the purchase of up to 1,000,000 shares of its common stock.  In addition, on October 29, 2002, the Company's Board of Directors approved the buyback of an additional 1,000,000 shares of its common stock.  Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases.  Under this program, the Company purchased 119,500 shares of its common stock at an average price of $10.16 per share between the resumption of the program and October 29, 2002.  As of October 29, 2002, there are up to 1,441,163 shares remaining for purchase under this program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Notice

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “hope,” and similar expressions constitute forward-looking statements.  In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements.

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  Actual results may differ materially from those projected or implied in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1. ”Business—Certain Factors Affecting the Company” contained in our Annual Report on Form 10-K for the year ended December 31, 2001.  Please also refer to our other filings with the Securities and Exchange Commission.

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

Results of Operations for the Three Month Period Ended September 30, 2002 Compared to the Three Month Period Ended September 30, 2001.

Income from continuing operations increased $6.8 million, or 103.0%, to $13.4 million for the three months ended September 30, 2002 from $6.6 million for the three months ended September 30, 2001.  During the three months ended September 30, 2002, we recorded nonrecurring income of $1.1 million (net of tax) as follows: (i) $0.8 million for federal and state income tax refunds, (ii) $0.2 million of interest income related to the tax refunds and (iii) $0.1 million for a reduction to interest expense related to deferred compensation payments associated with the 1997 ATS acquisition that were made during the three months ended September 30, 2002.  In addition, we recorded income of $0.2 million (net of tax) related to adjustments to previously recorded special charges.  Excluding the nonrecurring and special charge income items totaling $1.3 million (net of tax) recorded during 2002, and the special charge and goodwill amortization expense items totaling $2.6 million (net of tax) recorded during 2001, income from continuing operations increased $2.9 million, or 31.5%, to $12.1 million for the three months ended September 30, 2002 from $9.2 million for the three months ended September 30, 2001.  This increase was primarily attributable to revenue growth and improved profitability in our Logistics segment and to a lesser extent in our Drivetrain Remanufacturing segment combined with a reduction in interest expense, partially offset by reduced volume in our aftermarket engines business.  Income from continuing operations per diluted share was $0.54 for the three months ended September 30, 2002 as compared to $0.31 for the three months ended September 30, 2001.  Excluding the nonrecurring and special charge income items recorded in 2002, and the special charge and goodwill amortization expense items recorded during 2001, income from continuing operations per diluted share increased to $0.49 for the three months ended September 30, 2002 from $0.44 for the three months ended September 30, 2001.

Net Sales

Net sales increased $10.2 million, or 10.2%, to $110.6 million for the three months ended September 30, 2002 from $100.4 million for the three months ended September 30, 2001.  This increase was driven primarily by growth in our Drivetrain Remanufacturing and Logistics segments, partially offset by a reduced volume of sales in our aftermarket engines business.  See “Drivetrain Remanufacturing Segment”, “Logistics Segment” and “Other” for discussions of net sales.

Sales to Ford accounted for 42.1% and 37.0%, DaimlerChrysler accounted for 16.9% and 24.5%, and AT&T Wireless Services accounted for 18.8% and 18.4% of our revenues for the three months ended September 30, 2002 and 2001, respectively.

Gross Profit

Gross profit increased $1.8 million, or 5.0%, to $37.5 million for the three months ended September 30, 2002 from $35.7 million for the three months ended September 30, 2001.  Excluding special charges of $0.2 million recorded during the three months ended September 30, 2001, gross profit increased $1.6 million, or 4.5%.  As a percentage of net sales, gross profit before special charges decreased to 33.9% for the three months ended

September 30, 2002 from 35.7% for the three months ended September 30, 2001.  The decrease as a percentage of sales was primarily the result of (i) sales mix in our Drivetrain Remanufacturing segment, which was negatively impacted by the billing to General Motors of approximately $5 million of direct material costs which were previously consigned, with a slightly smaller amount reflected in cost of goods sold, (ii) a reduction in sales volume and profitability from our aftermarket engines business and (iii) inefficiencies and costs associated with the consolidation of two transmission remanufacturing facilities, partially offset by benefits from our Lean and Continuous Improvement initiatives and other cost reduction programs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased $0.7 million, or 4.4%, to $16.6 million for the three months ended September 30, 2002 from $15.9 million for the three months ended September 30, 2001.  The increase was primarily related to growth support costs and increases in volume, partially offset by benefits from our cost reduction initiatives. As a percentage of net sales, SG&A expenses decreased to 15.0% for the three months ended September 30, 2002 from 15.9% for the three months ended September 30, 2001.

Amortization of Intangible Assets

Amortization of intangible assets decreased $1.2 million to $0.1 million for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001.  This decrease is due to the application of SFAS No 142, as a result of which we no longer amortize goodwill.

Special Charges (Credits)

During the three months ended September 30, 2002, we recorded income of $0.3 million ($0.2 million net of tax) from the reversal of provisions previously established (i) primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates and (ii) for severance and related costs primarily related to the consolidation of our information systems groups that are no longer expected to be incurred.

During the three months ended September 30, 2001, we recorded $2.8 million of special charges ($1.7 million net of tax) including $1.6 million for the Logistics segment, $0.7 million for the Drivetrain Remanufacturing segment and $0.5 million for consolidation of the Company’s two information systems groups.

Income from Operations

Income from operations increased $5.2 million, or 32.7%, to $21.1 million for the three months ended September 30, 2002 from $15.9 million for the three months ended September 30, 2001.  Excluding the special charge income item of $0.3 million recorded in 2002 and the special charge and goodwill amortization expense items totaling $4.0 million recorded in 2001, income from operations increased $0.9 million, or 4.5%, to $20.8 million in 2002 from $19.9 million in 2001.  This increase is primarily the result of revenue growth and the benefit from our Lean and Continuous Improvement and other cost reduction initiatives, partially offset by inefficiencies and costs associated with the consolidation of two transmission remanufacturing facilities and an increase in SG&A expense in support of growth initiatives.  As a percentage of net sales, income from operations excluding special charges (credits) and goodwill amortization decreased to 18.9% in 2002 from 19.8% in 2001 and was negatively impacted by the billing to General Motors of approximately $5 million of direct material costs which were previously consigned, with a slightly smaller amount reflected in cost of goods sold.

Interest Income

Interest income increased $0.6 million, or 150.0%, to $1.0 million for the three months ended September 30, 2002 from $0.4 million for the three months ended September 30, 2001.  Excluding $0.3 million of nonrecurring interest income from tax refunds recorded during the three months ended September 30, 2002, interest income increased $0.3 million, or 75.0%, to $0.7 million for the three months ended September 30, 2002.  This increase was primarily due to interest income earned on our increased cash balances invested in cash and cash equivalents during the three months ended September 30, 2002 as compared to 2001.

Interest Expense

Interest expense decreased $3.2 million, or 57.1%, to $2.4 million for the three months ended September 30, 2002 from $5.6 million for the three months ended September 30, 2001.  Excluding income of $0.2 million for a nonrecurring interest expense adjustment related to deferred compensation payments associated with the 1997 ATS acquisition that were made during the three months ended September 30, 2002, interest expense decreased $3.0 million, or 53.6%, to $2.6 million for the three months ended September 30, 2002.  This decrease was the result of a general decline in interest rates and the use of lower rate debt, combined with a reduction in debt outstanding.

Income Tax Expense

The effective income tax rate of 31.8% for the three months ended September 30, 2002 reflects $0.8 million of nonrecurring income related to the federal and state income tax refunds recorded in 2002.  Excluding the benefit of this nonrecurring income item, the effective income tax rate was 36.0% for the three months ended September 30, 2002 as compared to 38.5% for the three months ended September 30, 2001.  This reduction is primarily the result of various tax planning strategies combined with a favorable change in the mix of taxable income generated from states with lower tax rates in 2002 as compared to 2001.

Discontinued Operations

During the three months ended September 30, 2002, based upon updated information regarding remaining obligations and other costs related to the sale of the Distribution Group, we recorded income of $0.3 million (net of tax).

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales, segment profit before special charges and goodwill amortization and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2002		2001
Net sales	$77.5	100.0%	$68.4	100.0%
Segment profit before special charges and goodwill amortization	$12.1	15.6%	$11.7	17.1%
Less: Special charges	—		0.7
Less: Goodwill amortization	—		1.1
Segment profit	$12.1	15.6%	$9.9	14.5%

Net Sales. Net sales increased $9.1 million, or 13.3%, to $77.5 million for the three months ended September 30, 2002 from $68.4 million for the three months ended September 30, 2001.  The increase was primarily due to (i) an increase in sales of remanufactured transmissions to Ford, (ii) the billing to General Motors of approximately $5 million of direct material costs which were previously consigned (a slightly smaller amount is also reflected in cost of goods sold) and (iii) sales of new and remanufactured engines to Ford, partially offset by a decrease in sales of remanufactured transmissions to DaimlerChrysler.

Sales to Ford accounted for 56.8% and 50.4% of segment revenues for the three months ended September 30, 2002 and 2001, respectively.  Sales to DaimlerChrysler accounted for 23.0% and 35.4% of segment revenues for the three months ended September 30, 2002 and 2001, respectively.

Special Charges. The $0.7 million of special charges recorded during the three months ended September 30, 2001, included $0.6 million of exit and other costs primarily related to the consolidation of certain facilities within the segment and $0.1 million of severance and related costs primarily associated with the de-layering of certain management functions and the reorganization of certain facility operations.

Segment Profit.  Segment profit increased $2.2 million, or 22.2%, to $12.1 million (15.6% of segment net sales) for the three months ended September 30, 2002 from $9.9 million (14.5% of segment net sales) for the three months ended September 30, 2001.  Excluding the special charge and goodwill amortization expense items totaling $1.8 million recorded in 2001, segment profit increased $0.4 million, or 3.4%, to $12.1 million (15.6% of segment net sales, or 16.0% of segment net sales before the above mentioned billing to General Motors for previously consigned direct material costs) for the three months ended September 30, 2002 from $11.7 million (17.1% of segment net sales) for the three months ended September 30, 2001.  This increase was primarily the result of (i) the sales volume and mix changes described above, (ii) the reversal of a reserve, which was established in the first and second quarters of 2002, as a result of the conclusion of a negotiation with a customer during the third quarter and (iii) benefits associated with our Lean and Continuous Improvement and other cost reduction initiatives, partially offset by inefficiencies and costs associated with the consolidation of two transmission remanufacturing facilities and an increase in SG&A expenses in support of growth.

Logistics Segment

The following table presents net sales, segment profit before special charges (credits) and goodwill amortization and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2002		2001
Net sales	$29.2	100.0%	$26.8	100.0%
Segment profit before special charges (credits) and goodwill amortization	$9.9	33.9%	$8.0	29.9%
Less: Special charges (credits)	(0.2)		1.6
Less: Goodwill amortization	—		0.1
Segment profit	$10.1	34.6%	$6.3	23.5%

Net Sales.  Net sales increased $2.4 million, or 9.0%, to $29.2 million for the three months ended September 30, 2002 from $26.8 million for the three months ended September 30, 2001.  This increase was primarily attributable to an increase in sales for value added warehouse and distribution services provided to AT&T Wireless Services.  Sales to AT&T Wireless Services accounted for 71.1% and 69.0% of segment revenues for the three months ended September 30, 2002 and 2001, respectively.  As we have previously disclosed, the contract covering the majority of our revenue with AT&T Wireless Services expires at December 31, 2002.  We are currently in the process of renegotiating the contract and the terms inherent in the remaining contracts.

Special Charges (Credits).  During the three months ended September 30, 2002, we recorded income of $0.2 million from the reversal of provisions previously established primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates.

The $1.6 million of special charges recorded during the three months ended September 30, 2001, included $1.5 million of costs related to the shut-down of the segment’s remanufactured automotive electronic control modules operation and $0.1 million of severance and related costs primarily associated with the upgrade of certain management functions.

Segment Profit.  Segment profit increased $3.8 million, or 60.3%, to $10.1 million (34.6% of segment net sales) for the three months ended September 30, 2002 from $6.3 million (23.5% of segment net sales) for the three months ended September 30, 2001.  Excluding the special charge income item of $0.2 million recorded in 2002 and the special charge and goodwill amortization expense items totaling $1.7 million recorded in 2001, segment profit increased $1.9 million, or 23.8%, to $9.9 million (33.9% of segment net sales) for the three months ended September 30, 2002 from $8.0 million (29.9% of segment net sales) for the three months ended September 30, 2001.  The increase was primarily the result of changes in sales volume referenced above combined with benefits from our Lean and Continuous Improvement and other cost reduction initiatives.

Other

The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2002		2001
Net sales	$4.1	100.0%	$5.2	100.0%
Segment profit (loss)	$(1.2)	(29.3)%	$0.1	1.9%

Net Sales.  Net sales decreased $1.1 million, or 21.2%, to $4.1 million for the three months ended September 30, 2002 from $5.2 million for the three months ended September 30, 2001.  This decrease was primarily attributable to continued softness in demand for remanufactured engines believed to be driven by general economic conditions, which include the continuation of new car incentives, a reduction in used car values and a corresponding increase in utilization of salvage engines.  Our initiative to sell remanufactured transmissions directly into the independent aftermarket via this channel continues to meet our early expectations with sales of $0.5 million for the three months ended September 30, 2002.

Segment Profit (Loss).  Segment profit decreased $1.3 million, to a loss of $1.2 million for the three months ended September 30, 2002 from a profit of $0.1 million for the three months ended September 30, 2001.  The decrease was the result of the decreased sales volume referenced above, combined with an increase in SG&A expense in support of the program to introduce remanufactured transmissions directly into the independent aftermarket.

Results of Operations for the Nine Month Period Ended September 30, 2002 Compared to the Nine Month Period Ended September 30, 2001.

Income from continuing operations before extraordinary items increased $14.6 million, or 74.5%, to $34.2 million for the nine months ended September 30, 2002 from $19.6 million for the nine months ended September 30, 2001.  During the nine months ended September 30, 2002, we recorded nonrecurring income of $1.1 million (net of tax) as follows: (i) $0.8 million for federal and state income tax refunds, (ii) $0.2 million of interest income related to the tax refunds and (iii) $0.1 million for a reduction to interest expense related to deferred compensation payments associated with the 1997 ATS acquisition that were made during 2002.  In addition, we recorded income of $0.2 million (net of tax) related to adjustments to previously recorded special charges.  Excluding the nonrecurring and special charge income items totaling $1.3 million (net of tax) recorded during 2002, and the special charge and goodwill amortization expense items totaling $5.0 million (net of tax) recorded during 2001, income from continuing operations before extraordinary items increased $8.3 million, or 33.7%, to $32.9 million for the nine months ended September 30, 2002 from $24.6 million for the nine months ended September 30, 2001.  This increase was primarily attributable to revenue growth and improved profitability in our Logistics segment and to a lesser extent in our Drivetrain Remanufacturing segment combined with a reduction in interest expense, partially offset by reduced volume in our aftermarket engines business.  Income from continuing operations before extraordinary items per diluted share was $1.43 for the nine months ended September 30, 2002 as compared to $0.94 for the nine months ended September 30, 2001.  Excluding the nonrecurring and special charge income items recorded in 2002, and the special charge and goodwill amortization expense items recorded during 2001, income from continuing operations before extraordinary items per diluted share increased to $1.37 for the nine months ended September 30, 2002 from $1.18 for the nine months ended September 30, 2001.

Net Sales

Net sales increased $20.6 million, or 7.1%, to $312.5 million for the nine months ended September 30, 2002 from $291.9 million for the nine months ended September 30, 2001.  This increase was driven primarily by growth in the Company’s Drivetrain Remanufacturing and Logistics segments, partially offset by a reduced volume of sales in our aftermarket engines business.  See “Drivetrain Remanufacturing Segment”, “Logistics Segment” and “Other” for discussions of net sales.

Sales to Ford accounted for 38.1% and 33.7%, DaimlerChrysler accounted for 22.4% and 26.0%, and AT&T Wireless Services accounted for 18.0% and 17.0% of our revenues for the nine months ended September 30, 2002 and 2001, respectively.

Gross Profit

Gross profit increased $8.7 million, or 8.8%, to $108.1 million for the nine months ended September 30, 2002 from $99.4 million for the nine months ended September 30, 2001.  Excluding special charges of $0.2 million recorded during the nine months ended September 30, 2001, gross profit increased $8.5 million, or 8.5%.  As a percentage of net sales, gross profit before special charges increased to 34.6% for the nine months ended September 30, 2002 from 34.1% for the three months ended September 30, 2001.  This increase was primarily the result of (i) a favorable mix of products in our electronics business as we replaced lower margin engine control module remanufacturing with a telematics program in our Logistics segment, (ii) favorable material variances in our Drivetrain Remanufacturing segment and (iii) the benefits of our Lean and Continuous Improvement initiatives and other cost reduction programs, partially offset by the billing to General Motors of approximately $5 million of direct material costs which were previously consigned, with a slightly smaller amount reflected in cost of goods sold, and reduced volumes in our aftermarket engines business.

Selling, General and Administrative Expenses

SG&A expenses increased $3.4 million, or 7.7%, to $47.5 million for the nine months ended September 30, 2002 from $44.1 million for the nine months ended September 30, 2001.  As a percentage of net sales, SG&A expenses increased slightly to 15.2% for the nine months ended September 30, 2002 from 15.1% for the nine months ended September 30, 2001.  The increase was primarily related to growth, including support costs associated with new core management programs for Ford, acquisition search activities and other growth initiatives in our Logistics segment and new materials management services provided to General Motors in our Drivetrain Remanufacturing segment, partially offset by benefits from our cost reduction initiatives.

Amortization of Intangible Assets

Amortization of intangible assets decreased $3.5 million to $0.3 million for the nine months ended September 30, 2002 from $3.8 million for the nine months ended September 30, 2001.  This decrease is due to the application of SFAS No 142.

Special Charges (Credits)

During the nine months ended September 30, 2002, we recorded income of $0.3 million ($0.2 million net of tax) from the reversal of provisions previously established (i) primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates and (ii) for severance and related costs primarily related to the consolidation of our information systems groups that are no longer expected to be incurred.  Additionally, we recorded a gain of $0.8 million for the partial reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability whose maximum exposure has been reduced, offset by a special charge of $0.8 million related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

During the nine months ended September 30, 2001, we recorded $3.7 million of special charges ($2.3 million net of tax) including $1.7 million for the Logistics segment, $1.5 million for the Drivetrain Remanufacturing segment and $0.5 million of severance costs primarily associated with the consolidation of the Company’s two information systems groups.  The $1.7 million of special charges in the Logistics segment were primarily related to the shut-down of our remanufactured automotive electronic control modules operation.  The $1.5 million related to the Drivetrain Remanufacturing segment, consisted of $0.9 million of severance and related costs, primarily associated with the de-layering of certain management functions and the reorganization of certain facility operations and $0.6 million of exit and other costs primarily related to the consolidation of certain facilities within the segment.

Income from Operations

Income from operations increased $12.7 million, or 26.5%, to $60.7 million for the nine months ended September 30, 2002 from $48.0 million for the nine months ended September 30, 2001.  Excluding the special charge income item of $0.3 million recorded in 2002 and the special charge and goodwill amortization expense items totaling $7.4 million recorded in 2001, income from operations increased $5.0 million, or 9.0%, to $60.4 million in 2002 from $55.4 million in 2001.  This increase is primarily the result of revenue growth, favorable material variances and the benefit of cost reduction initiatives, partially offset by the increase in SG&A expense in support of growth.  As a percentage of net sales, income from operations excluding special charges (credits) and goodwill amortization increased to 19.3% in 2002 from 19.0% in 2001.

Interest Income

Interest income increased $0.9 million, or 81.8%, to $2.0 million for the nine months ended September 30, 2002 from $1.1 million for the nine months ended September 30, 2001.  Excluding $0.3 million of nonrecurring interest income from tax refunds recorded during the nine months ended September 30, 2002, interest income increased $0.6 million, or 54.5%, to $1.7 million for the nine months ended September 30, 2002.  This increase was primarily due to interest income earned on our increased cash balances invested in cash and cash equivalents during the nine months ended September 30, 2002 as compared to 2001.

Interest Expense

Interest expense decreased $7.4 million, or 43.0%, to $9.8 million for the nine months ended September 30, 2002 from $17.2 million for the nine months ended September 30, 2001.  Excluding income of $0.2 million for the nonrecurring interest expense adjustment related to deferred compensation payments associated with the 1997 ATS acquisition that were made during the nine months ended September 30, 2002, interest expense decreased $7.2 million, or 41.9%, to $10.0 million for the nine months ended September 30, 2002.  This decrease was the result of a general decline in interest rates and the use of lower rate debt, combined with a reduction in debt outstanding.

Income Tax Expense

The effective income tax rate of 35.1% for the nine months ended September 30, 2002 reflects $0.8 million of nonrecurring income related to the federal and state income tax refunds recorded in 2002.  Excluding the benefit of this nonrecurring income item, the effective income tax rate was 36.7% for the nine months ended September 30, 2002 as compared to 38.5% for the nine months ended September 30, 2001.  This reduction is primarily the result of various tax planning strategies combined with a favorable change in the mix of taxable income generated from states with lower tax rates in 2002 as compared to 2001.

Discontinued Operations

During the nine months ended September 30, 2002, based upon updated information regarding remaining obligations and other costs related to the sale of the Distribution Group, we recorded income of $0.3 million (net of tax).

During the nine months ended September 30, 2001, we recorded a charge of $1.1 million related to discontinued operations, net of income tax benefits of $0.7 million.  This charge included the following on a pre-tax basis: (i) $3.0 million in expense for the increase to the estimated loss on the sale of the Distribution Group; (ii) $2.1 million in income for the reversal of the estimated accrued loss on disposal of Engines; and (iii) $0.9 million in expense for the reclassification of the operating results of Engines from discontinued operations to continuing operations, as required per EITF No. 90-16.

Extraordinary Items

During the nine months ended September 30, 2002, we recorded a charge of $2.8 million, net of income tax benefits of $1.7 million, related to (i) the write-off of previously capitalized debt issuance costs and a call premium associated with the early redemption of our 12% senior subordinated notes and (ii) the write-off of previously capitalized debt issuance costs in connection with the termination of our old credit facility.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales, segment profit before special charges and goodwill amortization and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2002		2001
Net sales	$215.0	100.0%	$198.9	100.0%
Segment profit before special charges and goodwill amortization	$36.9	17.2%	$34.7	17.4%
Less: Special charges	—		1.5
Less: Goodwill amortization	—		3.3
Segment profit	$36.9	17.2%	$29.9	15.0%

Net Sales. Net sales increased $16.1 million, or 8.1%, to $215.0 million for the nine months ended September 30, 2002 from $198.9 million for the nine months ended September 30, 2001.  The increase was primarily due to an increase in sales of remanufactured transmissions to Ford, General Motors and Kia, remanufactured engines to Ford and the billing to General Motors of approximately $5 million of direct material costs which were previously consigned (a slightly smaller amount is also reflected in cost of goods sold), partially offset by a decrease in sales of remanufactured transmissions to DaimlerChrysler and Isuzu.

Sales to Ford accounted for 51.9% and 46.4% of segment revenues for the nine months ended September 30, 2002 and 2001, respectively.  Sales to DaimlerChrysler accounted for 31.6% and 37.6% of segment revenues for the nine months ended September 30, 2002 and 2001, respectively.

Special Charges.  During the nine months ended September 30, 2002 we recorded a gain of $0.8 million for the partial reversal of a previously established provision for a potential non-income state tax liability whose maximum exposure has been reduced, offset by a special charge of $0.8 million related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

During the nine months ended September 30, 2001, the Company recorded $1.5 million of special charges including $0.9 million of severance and related costs primarily associated with the de-layering of certain management functions and the reorganization of certain facility operations and $0.6 million of exit and other costs primarily related to the consolidation of certain facilities within the segment.

Segment Profit.  Segment profit increased $7.0 million, or 23.4%, to $36.9 million (17.2% of segment net sales) for the nine months ended September 30, 2002 from $29.9 million (15.0% of segment net sales) for the nine months ended September 30, 2001.  Excluding the special charge and goodwill amortization expense items totaling $4.8 million recorded in 2001, segment profit increased $2.2 million, or 6.3%, to $36.9 million (17.2% of segment net sales, or 17.3% of segment net sales before the above mentioned billing to General Motors for previously consigned direct material costs) for the nine months ended September 30, 2002 from $34.7 million (17.4% of segment net sales) for the nine months ended September 30, 2001.  This increase was primarily the result of the sales volume and mix changes described above combined with favorable material variances associated with a rework project and the benefit of cost reduction initiatives, partially offset by inefficiencies and costs associated with the consolidation of two transmission remanufacturing facilities and an increase in SG&A expenses in support of a new program to provide materials management services associated with the remanufacturing of transmissions for General Motors.

Logistics Segment

The following table presents net sales, segment profit before special charges (credits) and goodwill amortization and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2002		2001
Net sales	$85.5	100.0%	$74.6	100.0%
Segment profit before special charges (credits) and goodwill amortization	$25.8	30.2%	$19.2	25.7%
Less: Special charges (credits)	(0.2)		1.7
Less: Goodwill amortization	—		0.4
Segment profit	$26.0	30.4%	$17.1	22.9%

Net Sales.  Net sales increased $10.9 million, or 14.6%, to $85.5 million for the nine months ended September 30, 2002 from $74.6 million for the nine months ended September 30, 2001.  This increase was primarily attributable to an increase in sales (i) for value added warehouse and distribution services provided to AT&T Wireless Services, (ii) for returned material reclamation and disposition services provided to Ford, (iii) for core management services provided to Ford under a new core management program we were awarded in the later part of 2001 and (iv) to General Motors and Delphi for services associated with a telematics program.  Sales to AT&T Wireless Services accounted for 65.9% and 66.7% of segment revenues for the nine months ended September 30, 2002 and 2001, respectively.  As we have previously disclosed, the contract covering the majority of our revenue with AT&T Wireless Services expires at December 31, 2002.  We are currently in the process of renegotiating the contract and the terms inherent in the remaining contracts.

Special Charges (Credits).  During the nine months ended September 30, 2002, we recorded income of $0.2 million primarily related to the reversal of a provision previously established primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates.

The $1.7 million of special charges recorded during the nine months ended September 30, 2001, included $1.5 million of costs related to the shut-down of the segment’s remanufactured automotive electronic control modules operation and $0.2 million of severance and related costs primarily associated with the upgrade of certain management functions.

Segment Profit.  Segment profit increased $8.9 million, or 52.0%, to $26.0 million (30.4% of segment net sales) for the nine months ended September 30, 2002 from $17.1 million (22.9% of segment net sales) for the nine months ended September 30, 2001.  Excluding the special charge income item of $0.2 million recorded in 2002 and the special charge and goodwill amortization expense items totaling $2.1 million recorded in 2001, segment profit increased $6.6 million, or 34.4%, to $25.8 million (30.2% of segment net sales) for the nine months ended September 30, 2002 from $19.2 million (25.7% of segment net sales) for the nine months ended September 30, 2001.  The increase was primarily the result of changes in sales volume referenced above and favorable mix as we replaced lower margin engine control module remanufacturing with a telematics program combined with the benefit of cost reduction initiatives, partially offset by an increase in SG&A expense in support of the Ford core management program.

Other

The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2002		2001
Net sales	$13.0	100.0%	$18.4	100.0%
Segment profit (loss)	$(2.2)	(16.9)%	$1.5	8.2%

Net Sales.  Net sales decreased $5.4 million, or 29.3%, to $13.0 million for the nine months ended September 30, 2002 from $18.4 million for the nine months ended September 30, 2001.  This decrease was primarily attributable to a general softness in demand for remanufactured engines believed to be driven by general economic conditions, which include the continuation of new car incentives, a reduction in used car values and a corresponding increase in utilization of salvage engines, combined with a mild winter.  Additionally, we experienced a decline in demand for our remanufactured engines as a result of a competitor’s aggressive price reductions late in the third quarter of 2001.  Subsequently, we adjusted our prices and have begun to recapture a portion of our market share. Our initiative to sell remanufactured transmissions directly into the independent aftermarket via this channel has been launched and is meeting our early expectations with sales of $1.1 million for the nine months ended September 30, 2002.

Segment Profit (Loss).  Segment profit decreased $3.7 million, to a loss of $2.2 million for the nine months ended September 30, 2002 from a profit of $1.5 million for the nine months ended September 30, 2001.  The decrease was primarily the result of the decreased sales volume as referenced above, reduced operating leverage and an increase in SG&A expense in support of the program to introduce remanufactured transmissions directly into the independent aftermarket.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $58.4 million at September 30, 2002.  Net cash provided by operating activities from continuing operations was $55.1 million for the nine-month period then ended.  Net cash used in investing activities from continuing operations was $10.2 million for the period, primarily related to new manufacturing equipment within our Drivetrain remanufacturing segment and new computer systems and equipment for the Logistics segment. We estimate capital spending for the full year of 2002 in the range of $13 to $15 million.  Net cash provided by financing activities of $13.4 million includes $42.0 million from the public offering of common stock completed in March 2002, net borrowings of $88.7 million made on the old and new credit facilities and $5.4 million of proceeds from the exercise of stock options and warrants (net of costs related to the shelf offering), partially offset by $112.6 million used to redeem our 12% senior subordinated notes in April 2002, $6.0 million of payments for debt issuance costs related to our new credit facility (see discussion below), $3.0 million in payment of amounts related to an acquired company (see discussion below) and $1.1 million of payments on capital lease obligations.

Under the terms of our 1997 acquisition of ATS Remanufacturing (which remanufactures transmissions for General Motors), we are required to make payments to the seller and to other key individuals on each of the first 14 anniversaries of the closing date.  Through September 30, 2002, we had made $7.4 million of these payments (including $3.0 million paid in August 2002 consisting of $1.6 million in payments of deferred compensation and $1.4 million in payments of amounts due to seller). Substantially all of the remaining nine payments, which aggregate to approximately $10.7 million (present value of $9.7 million as of September 30, 2002), are contingent upon the attainment of certain sales levels by ATS, which we believe have a substantial likelihood of being attained.

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

At our election, amounts advanced under the new credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of  (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of September 30, 2002, the margins for the $75.0 million term loan and the $50.0 million revolving facility were 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.00% for Alternate Base Rate loans and 3.00% for Eurodollar Rate loans as of September 30, 2002.

On March 8, 2002, the closing date of our new credit facility, we borrowed $40.0 million under the term loan portion and $15.0 million under the revolving portion and used a portion of those proceeds, together with the $42.0 million of proceeds from our public stock offering to repay the entire $82.7 million balance outstanding under our old credit facility.

On April 8, 2002, we redeemed the entire $110.4 million principal balance of our 12% senior subordinated notes at 102% plus accrued and unpaid interest.  The redemption was funded by borrowings made under our new credit facility.

As of September 30, 2002, our borrowing capacity under the revolving portion of the new credit facility was $46.2 million. In addition, we had cash and cash equivalents on hand of $58.4 million at September 30, 2002.

As part of an ownership agreement we have for a 45% interest in an unconsolidated subsidiary, we have given the subsidiary’s bank a $0.9 million letter of credit in the event of the subsidiary’s default on outstanding debt.

As of December 31, 2001 we had approximately $89 million in federal and state net operating loss carryforwards available as an offset to future taxable income.

We believe that cash on hand, cash flow from operations and existing borrowing capacity will be sufficient to fund ongoing operations and budgeted capital expenditures. In pursuing future acquisitions, we will continue to consider the effect any such acquisition costs may have on liquidity. In order to consummate such acquisitions, we may need to seek funds through additional borrowings or equity financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

We do not hold or issue derivative financial instruments for trading purposes.  We use derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them is material.  We use interest rate swaps to convert variable rate debt to fixed rate debt to reduce interest rate volatility risk.

Interest Rate Exposure

Based on our overall interest rate exposure during the nine months ended September 30, 2002, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  A 10% change in the rate of interest would not have a material effect our financial position, results of operation or cash flows.

Foreign Exchange Exposure

We have one foreign operation that expose us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Michael T. DuBose and Chief Financial Officer Barry C. Kohn, have evaluated our disclosure controls and procedures within the 90 days proceeding the date of this filing.  Under rules promulgated by the SEC, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of October 22, 2002, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after October 22, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 2. – Changes in Securities and Use of Proceeds

(c)                                  Sale of Unregistered Securities – On July 29, 2002, we issued 70,176 shares of our common stock in a transaction that was not registered under the Securities Act of 1933, as amended.  The shares were issued upon the exercise of warrants that had been issued by us in 1994 to Mr. Michael Hartnett, a member of our Board of Directors.  Mr. Hartnett paid the warrant exercise price of $1.67 per share in cash.  We relied on Section 4(2) of the Securities Act as an exemption from registration, based on the private nature of the offering to a single offeree.

Item 6.  –  Exhibits and Reports on Form 8-K

(a)               Exhibits:

99.1             Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer.

99.2             Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer.

(b)              Reports on Form 8-K

During the quarter ended September 30, 2002 we filed the following reports on Form 8-K:

(1)                Report dated July 30, 2002, reporting (i) under Item 5, an underwriting agreement dated July 29, 2002 for the sale of 4,500,000 shares of our common stock by certain of our shareholders and (ii) under Item 7, a press release dated July 30, 2002, announcing the underwriting agreement for the sale of our common stock and an estimate of the proceeds we would receive from the exercise of stock options and warrants.

(2)                 Report dated August 14, 2002, reporting under Item 5, certain financial projections for the full year and third quarter of 2002, which had been discussed with certain investors and analysts.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date: October 29, 2002	/s/ Barry C. Kohn
Barry C. Kohn, Chief Financial Officer

•                  Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.

Certifications

I, Michael T. DuBose, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aftermarket Technology Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/ Michael T. DuBose
Michael T. DuBose, Chief Executive Officer

I, Barry C. Kohn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aftermarket Technology Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/ Barry C. Kohn
Barry C. Kohn, Chief Financial Officer