Form 10-K
period 2002-12-31
AFTERMARKET TECHNOLOGY CORP
filed 2003-02-25
CIK 933405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by The Nasdaq National Market, on June 28, 2002) was $203.1 million.

The number of shares outstanding of the Registrant’s Common Stock, as of February 14, 2003, was 24,211,786 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AFTERMARKET TECHNOLOGY CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward–looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs.  In addition, when used in this Annual Report, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward–looking statements.  These statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition.  Readers are cautioned that these forward–looking statements are inherently uncertain.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  We undertake no obligation to update forward-looking statements.  The risks identified in the section of Item 1 entitled “Certain Factors Affecting the Company,” among others, may impact forward-looking statements contained in this Annual Report.

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

Our Drivetrain Remanufacturing business sells factory–approved remanufactured drivetrain products directly to automobile manufacturers (known as OEMs).  Our Drivetrain business products consist principally of remanufactured transmissions and also include remanufactured torque converters, valve bodies and engines.  The OEMs primarily use the remanufactured products as replacement parts for their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  Remanufactured products offer several advantages to customers relative to comparable rebuilt products.  Generally, remanufactured products are lower cost, are of higher quality consistency and have shorter delivery times.  Our principal customers for remanufactured transmissions are Ford Motor Company, DaimlerChrysler Corporation, General Motors Corporation and a number of foreign OEMs.  In addition, our Drivetrain business sells select remanufactured engines to several European OEMs.

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

Our Drivetrain business has been our primary business since our formation.  For the year ended December 31, 2002, revenue from our Drivetrain business was $286.5 million, or 69% of our total revenue, of which Ford, DaimlerChrysler and General Motors accounted for 51%, 32% and 8%, respectively.  In addition, in the United States we also sell remanufactured engines and transmissions in the independent aftermarket.  For the year ended December 31, 2002, revenue from our aftermarket business was $16.6 million, or 4% of our total revenue.

Our Logistics business consists of three operating units: Logistics Services, a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; Material Recovery, a provider of returned material reclamation and disposition services and management services for failed components, commonly referred to as cores, primarily for Ford and, to a lesser extent, General Motors and Mazda; and Autocraft Electronics, an automotive electronic remanufacturing and distribution business.  Services within our Logistics business are designed to meet the specialized needs of our customers.

The logistics industry has evolved over the last 20 years due to dramatic improvements in technology and increased demand in customer service requirements.  Growth in our logistics business with AT&T Wireless is primarily dependent on cellular telephone handset demand and AT&T Wireless’ share of new cellular telephone sales volume.  Our Logistics business benefits from upgrades in cellular telephone technology through increased replacement demand for more advanced handsets, from any increases in the number of AT&T Wireless subscribers and from any expansion of our service offering with AT&T Wireless.  Because we do not take actual ownership of our cellular telephone inventory, we do not face the risk of inventory obsolescence.  Other growth drivers within our Logistics business include our ability to leverage our expertise in logistics in other industries.  For the year ended December 31, 2002, revenue from our Logistics business was $114.2 million, or 27% of our total revenue, of which AT&T Wireless accounted for 67%.

Industry Background

Automotive Aftermarket

The automotive aftermarket in the United States, which consists of sales of parts and services for vehicles after their original purchase, has been largely non-cyclical and has generally experienced steady growth over the past several years, unlike the market for new vehicle sales.  This consistent growth is due principally to an increase in the number of vehicles in operation, an increase in the average age of vehicles, and an increase in the average number of miles driven per vehicle.

Remanufacturing Process

Remanufacturing is a process through which used assemblies are returned to a central facility where they are disassembled and their component parts are cleaned, refurbished and tested.  The usable component parts are then combined with new parts in a high volume cellular manufacturing process to create remanufactured assemblies.

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

•                  replace the assembly with a new assembly manufactured by the OEM.

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

There are four primary benefits of using remanufactured components in the repair of vehicles:

•                  First, costs to the OEM associated with remanufactured assemblies generally are substantially less than new or dealer-rebuilt assemblies due to our use of high volume manufacturing techniques and salvage methods that enable us to refurbish and reuse a high percentage of original components, as well as our lower cost of production.  The cost savings produced by remanufactured assemblies help the OEMs manage their warranty expenses.

•                  Second, remanufactured assemblies are generally of consistent high quality due to the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures we employ in remanufacturing.  By contrast, the quality of rebuilt assemblies generally is less consistent because it is heavily dependent on the skill level of the particular mechanic as well as the availability of adequate tooling and testing equipment.  In addition, the proliferation of transmission and engine designs, the increasing complexity of transmissions and engines that incorporate electronic components and the shortage of highly trained mechanics qualified to rebuild assemblies are causing what management believes is a trend toward the use of remanufactured assemblies for aftermarket repairs.  For warranty repairs, consistent quality is important to the OEM providing the applicable warranty, because once installed, the remanufactured product is usually covered by the OEM’s warranty for the balance of the original warranty period.

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

Logistics Industry

Logistics can generally be defined as the management and transportation of materials and inventory throughout the supply chain as well as the provision of value added services such as assembly, packaging, programming and testing.  The logistics industry has evolved over the last 20 years due to dramatic improvements in technology and increased demand in customer service requirements.  As companies’ logistics decisions involve greater emphasis on cost efficiency and increased focus on core competencies, companies are increasingly reevaluating their in-house logistics functions.  Many companies have decided to outsource the management of all or part of their supply chain as a means to reduce costs, increase asset and labor flexibility and improve customer service.  As a result, third–party logistics providers have become extensively involved in the full range of customer supply chain functions.  The operational efficiencies of a third–party provider enable companies to reduce investments in facilities, information technology, inventory and personnel.  Third–party services include order fulfillment, product labeling and packaging, inventory and warehouse management, product return and repair, reverse logistics and the physical movement of goods.

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

Our High Quality Products with a Sound ISO Quality Foundation

Our remanufactured products are of consistent high quality due to the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures employed in our remanufacturing processes.  We are dedicated to upholding the quality of our customers’ products and hold QS-9000 Certification, ISO-9002 Certification and Ford’s Q1 Certification.

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

Our Customer Relationships

In recognition of our consistently high level of service and product quality throughout our relationship with DaimlerChrysler, over the years we have received numerous awards from Chrysler.  Additionally, over the past few years, we have strengthened our relationship with many other of our customers, as evidenced by the award of new business with Ford, Jaguar, Isuzu, Kia and General Motors.  To strengthen our customer relationships and improve all aspects of customer service and operations, we have implemented our “Lean and Continuous Improvement” and “Customer Delight” programs.  Under these programs, we have installed a number of training and operating initiatives aimed at improving efficiency and productivity.

Our Growth Strategies

Our strategy is to be a world–class provider of remanufacturing and logistics products and services.  We are pursuing the following growth strategies:

•                  increasing sales to existing customers;

•                  introducing new products and programs;

•                  establishing new customer relationships; and

•                  pursuing future acquisitions.

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

Introducing New Products and Programs

Drivetrain Business.  We continue to work with our OEM customers to identify additional remanufactured products and services where we can provide value to the OEM.  In this way, we believe that we will be able to leverage our customer relationships and remanufacturing competency.  In 2000, Ford selected us to supply remanufactured transmissions for use in Ford’s new Focus, and to supply a new line of Motorcraftbranded remanufactured transmissions.  In 2002 we were awarded new business by General Motors, Kia and Jaguar.

Logistics Business.  We also intend to leverage our core competencies in logistics and electronics remanufacturing by working with our existing and new customers to identify products and services where we can add value in satisfaction of our customers’ needs.  General Motors has awarded us a pilot national material recovery program.

Establishing New Customer Relationships

Drivetrain Customers.  We believe that opportunities for growth exist with select foreign OEMs regarding United Statesbased remanufacturing programs.  We believe that this represents an opportunity for growth and we are currently working to develop programs with these OEMs.  In October 2001, Saturn Corporation awarded us a contract to remanufacture transmissions, valve body assemblies and pump assemblies, and in October 2002, Honda awarded us a contract to remanufacture transmissions for its domestic vehicles.

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

Logistics Customers.  We plan to leverage our existing relationships with automobile OEMs into new logistics customer relationships.  We believe that our logistics services business should be attractive to new customers who recognize that outsourcing this function will enable them to both focus on their core competencies and have an efficient product distribution system.  We also believe that the cost savings and environmental benefits provided by our material recovery business will be attractive to other OEMs.  In June 2001, Mazda North America Operations awarded us a logistics pilot program contract under which we harvest and consolidate used or excess product and then ship it to Mazda authorized dealers.  In 2002, we were awarded new automotive telematics business with Motorola.

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

Our Drivetrain Remanufacturing Business

Our Drivetrain business consists of five operating units that primarily remanufacture and sell transmissions directly to automobile manufacturers.  Drivetrain segment sales accounted for 68.9%, 67.7%, 68.3%, 73.6% and 77.3% of our 2002, 2001, 2000, 1999 and 1998 revenues, respectively.

We remanufacture factory–approved transmissions for warranty and post-warranty replacement of transmissions for Ford, DaimlerChrysler, General Motors and several foreign OEMs, including Honda, Mitsubishi, Isuzu, Subaru and Kia, primarily for their United States dealer networks, and Hyundai for its Canadian network.  The number of transmission models we remanufacture has been increasing to accommodate the greater number of models currently used in vehicles manufactured by our OEM customers.

We operate a facility in England that remanufactures factory–approved engines for several European OEMs, including Jaguar and the European divisions of Ford and General Motors.  These engines are used for warranty and post-warranty replacement.  The facility in England also does assembly and modification of new production engines for some of our OEM customers.

Our largest Drivetrain segment customers are Ford and DaimlerChrysler, to whom we primarily supply remanufactured transmissions for use in Ford and Chrysler automobiles and light trucks.  Additionally, we provide remanufactured components to several other OEMs including transmissions to General Motors, Honda, Kia, Mitsubishi, Subaru and Isuzu and engines to Jaguar, Land Rover, Aston Martin and the European divisions of Ford and General Motors.  In general, the OEMs retain ownership of cores.  We generally sell products to each OEM pursuant to supply arrangements for individual transmission or engine models, which supply arrangements typically may be terminated by the OEM on 90 days notice or less.

Historically, we have developed and maintained strong relationships at many levels in both the corporate and factory organizations of the Chrysler division of DaimlerChrysler, and we have received numerous awards over the years from Chrysler in recognition of our consistently high level of service and product quality.  Additionally, over the past few years, we have strengthened our relationships with many of our other Drivetrain customers, as evidenced by the award of new business with Ford, Jaguar, Isuzu and General Motors.  In addition, we have received Ford’s “Q-1” and “Dedication to Customer Service” awards in recent years.

All of our facilities that remanufacture transmissions have QS-9000 certification, a complete quality management system developed for manufacturers who subscribe to the ISO 9002 quality standards.  The system is designed to help suppliers, such as us, develop a quality system that emphasizes defect prevention and continuous improvement in manufacturing processes.

DaimlerChrysler began implementing remanufacturing programs for certain of its Chrysler transmission models in 1986 and has utilized us as its sole supplier of remanufactured transmissions since 1989.  DaimlerChrysler has advised us that, by implementing a remanufacturing program for Chrysler vehicles, DaimlerChrysler has realized substantial warranty cost savings, standardized the quality of its dealers’ aftermarket repairs and reduced its own inventory of replacement parts.  We presently do not provide remanufactured transmissions or other components to DaimlerChrysler’s Mercedes Benz division.

We began remanufacturing transmissions for Ford in 1989 and for General Motors in 1985.  We believe that we are the largest provider of remanufactured transmissions to Ford for automobiles and light trucks in North America and we are one of three suppliers of remanufactured transmissions to General Motors.

Our Logistics Business

Our Logistics business provides supply chain management to our customers.  Our operations consist of a warehouse, distribution and turnkey order fulfillment and information services business, an automotive electronic parts remanufacturing and distribution business and a material recovery parts processing, or reverse logistics business.  We acquired our Logistics business as part of the Autocraft acquisition in 1998.

Logistics Customers

AT&T Wireless Services.  The logistics services operating unit provides value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless.  As part of our product offering, we provide bulk and direct fulfillment of cellular telephones and accessories to AT&T Wireless subscribers and partners and point-of-sale and other marketing materials to AT&T Wireless partners.  We deliver products both to AT&T Wireless retail locations and directly to individuals who order a cellular phone.  Our arrangement with AT&T Wireless originally focused primarily on cellular telephones and we then expanded our relationship to include accessories and promotional items.  We also provide accessory packaging services and inventory tracking and management and process all warranty-service exchanges.  We do not take title to any telephones or accessories and do not reflect any of these items as inventory.

Automotive Electronic Components.  The automotive electronic components operating unit remanufactures and distributes radios and instrument and display clusters for General Motors, Delphi and Visteon, and remanufactures and distributes various cellular products (e.g., navigation systems) primarily for Visteon and General Motors.

Material Recovery.  We provide returned material reclamation and disposition services to assist automobile OEMs with the management of their dealer parts inventory, thereby reducing the OEMs’ parts costs and assisting them in being more environmentally responsible.  Under this program, various points in the OEM supply chain send their excess and obsolete parts inventory to our facility in Oklahoma City.  We then sort the parts and redistribute the useful parts on behalf of the OEM to other dealers to fill back orders or to the OEM’s product distribution centers for restocking.  Parts that are no longer useful are scrapped and recycled.  The parts remain the property of the OEM, and we receive a fee for our redistribution services.

We developed this program primarily with Ford as a way to substantially improve the rate of recycling of automotive parts.  As a result of the material recovery program, the number of Ford parts that are sent to landfills has been significantly reduced.  We recently expanded the scope of this business by providing similar services, currently on a more limited scale, to General Motors and Mazda.  We believe that the opportunity to provide material recovery services for other OEMs will arise in the future as OEMs recognize the benefits of this program.

As part of our material recovery program, we have developed an Internet-enabled interactive system that allows an OEM to track the availability, condition and value of core, and to produce dealer credits and facilitate logistics.  Our system also allows an OEM and its dealers and vendors to track product on a real time basis and provides system-wide inventory management, cross–docking and product redistribution capabilities.

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

Corporate History

We were formed in 1994 as a Delaware corporation at the direction of Aurora Capital Group.  Since then, we have completed the following acquisitions:

Year	Company(1)	Description	Acquisition Price(2)
			(in millions)
1994	Aaron’s Automotive Products, Inc.	• Remanufactures transmissions for DaimlerChrysler	$113.2
1995	Component Remanufacturing Specialists, Inc.	• Remanufactures transmissions for several foreign OEMs, including Hyundai, Mitsubishi, Isuzu and Subaru	$30.5
1997	ATS Remanufacturing	• Remanufactures transmissions for General Motors	$12.9	(3)
1998	Autocraft	• Provides value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services	$121.7
		• Provides returned material reclamation and disposition services (known as reverse logistics) for Ford
		• Remanufactures transmissions for Ford and remanufactures engines for European operations of Ford, General Motors and Jaguar
		• Remanufactures and distributes automotive electronic components

(1)          Excludes acquisitions that were subsequently sold.

(2)          Includes transaction fees and related expenses.

(3)          Excludes subsequent payments totaling $19 million due on each of the first 14 anniversaries of the closing date, of which a total of $7.4 million has been paid through December 31, 2002.

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

The second part of the segment was the independent aftermarket engine business that remanufactured domestic and foreign engines primarily for sale not to OEMs, as is the case in our Drivetrain business, but instead through a branch distribution network into the independent aftermarket.  In preparing this independent aftermarket engine business for sale, we restructured the business by eliminating our branch distribution network and selling directly to customers on an overnight basis from four regional distribution centers in the eastern half of the United States, and by applying lean manufacturing techniques to improve productivity, reduce manufacturing costs and improve product quality.  However, efforts to identify an interested buyer placing sufficient value on this business were unsuccessful and we ultimately elected to retain our independent aftermarket engine business.  With the expansion of the product offering to include select remanufactured domestic transmissions, we are now working to grow this business.

Employees

As of December 31, 2002, we had approximately 3,500 full-time and temporary employees.  We believe our employee and labor relations are good.  We have not experienced any work stoppage to date.   At our Mahwah, NJ facility, which remanufactures transmissions, transfer cases and assorted components, workers voted (by one vote) in November 2002 to join District 6 of the International Union of Industrial, Service, Transport, and Health Employees.  This action affects approximately 100 hourly workers.  Collective bargaining began in January 2003.

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

In connection with the October 2000 sale of our Distribution Group, we have agreed to indemnify the buyer against environmental liability at former Distribution Group facilities that had been closed prior to the Distribution Group sale, including the former facilities in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio.  We also agreed to indemnify the buyer against any other environmental liability of the Distribution Group relating to periods prior to the closing of the Distribution Group sale.  Our indemnification obligations to the buyer are subject to a $750,000 deductible and a $12.0 million cap, except with respect to closed facilities.  In 2002, we negotiated an additional $100,000 deductible applicable to all Distribution Group claims for indemnification.

Certain Factors Affecting the Company

We rely on a few major customers for a significant majority of our business and the loss of any of those customers, or significant changes in prices or other terms with any of our major customers, could reduce our net income and operating results.

A few customers account for a significant majority of our net revenues each year.  In 2002, we had three customers that individually accounted for more than 10% of our revenues.  Ford accounted for 37.0%, 34.6% and 30.0% of our net sales for 2002, 2001 and 2000, respectively, DaimlerChrysler accounted for 22.4%, 24.7% and 29.6% of our net sales in 2002, 2001 and 2000, respectively, and AT&T Wireless accounted for 18.5%, 17.6% and 14.1% of our net sales during 2002, 2001 and 2000, respectively.  If we lose any of these customers, or if any of them reduces or cancels a significant order, our net sales and operating results could decrease significantly.

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

Substantially all of our contracts or arrangements with our customers are terminable on 90 days notice or less.  In addition, we periodically renegotiate the prices and other terms of our products with our customers.  For instance, we recently negotiated lower prices with AT&T Wireless in connection with the renewal of the contract through the end of 2003.  Because of the short termination periods and periodic price negotiations, we cannot give any assurances of the stability of the prices for our products and, therefore, our revenue streams.  Significant price fluctuations could materially affect our business.

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

•                  mild weather, such as that experienced during the winter of 2001-2002.

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

•                  guidelines that affect dealer decisions to rebuild units at the dealer rather than install remanufactured transmissions; and

•                  pricing strategies.

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

The trading price of our common stock has been volatile and can be expected to be affected by factors such as:

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

In addition to the factors listed above affecting us, our competitors and the economy generally, the stock price of our common stock may be affected by any significant sale of shares by our principal stockholders.  As of February 14, 2003, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. collectively owned 7,443,026 shares of our common stock.  Any significant sales by the Aurora partnerships of these shares could have a negative impact on our stock price.

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

From time to time, labor unions have indicated their interest in organizing our workforce.  Given that our OEM customers are in the highly unionized automotive industry, our business is likely to continue to attract the attention of union organizers.  While these efforts have not been successful to date except in the case of our Mahwah, New Jersey facility, we cannot give any assurance that we will not experience additional union activity in the future.  Any union organization activity, if successful, could result in increased labor costs and, even if unsuccessful, could result in a temporary disruption of our production capabilities and a distraction to our management.  Additionally, we need qualified managers and a number of skilled employees with technical experience in order to operate our business successfully.  From time to time, there may be a shortage of skilled labor which may make it more difficult and expensive for us to attract and retain qualified employees.  If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

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

•                  other acquisition-related expenses.

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

As of December 31, 2002, our outstanding indebtedness was $164.6 million, and we had cash on hand of $65.5 million.  While the proceeds from our public offering that was completed on March 8, 2002 have been used to reduce our outstanding indebtedness, our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions.  Our consolidated indebtedness level could materially affect our business because:

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

In addition, our credit facility requires us to meet specified financial ratios and limits our ability to enter into various transactions.

If we default on any of our indebtedness, or if we are unable to obtain necessary liquidity, our business could be adversely affected.

Our significant stockholders have the ability to influence all matters requiring the approval of our board of directors and our stockholders.

As of February 14, 2003, the Aurora partnerships held approximately 40% of our voting power, through direct ownership of shares and voting arrangements, and four of the nine members of our Board of Directors are affiliated with the Aurora partnerships.  As a result, they are able to exercise substantial control over us.  As a result, it may be more difficult for a third party to acquire us.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13. “Certain Relationships and Related Transactions.”

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

ITEM 2.                                 PROPERTIES

We conduct our business from the following facilities:

Location	Approx. Sq. Feet	Lease Expiration Date	Products Produced/Services Provided
Springfield, MO	280,800	12/31/03	transmissions(1)
Springfield, MO	200,000	2006	engines(1)
Gastonia, NC	130,000	2009	transmissions and valve bodies(1)
Mahwah, NJ	147,000	12/31/03	transmissions, transfer cases and assorted components(1)
Oklahoma City, OK	100,000	owned	returned material reclamation and disposition(2)
Oklahoma City, OK	200,000	owned	transmissions(1)
Oklahoma City, OK	94,000	10/31/08	core qualification center(2)
Carrollton (Dallas), TX	39,000	2006	radios and instrument and display clusters(2)
Ft. Worth, TX	221,000	2008	cellular phone and accessory distribution(2)
Ft. Worth, TX	108,000	2005	cellular phone accessory packaging and returns processing(2)
Houston, TX	10,000	12/31/03	radios(2)
Grantham, England	120,000	owned	engines and related components(1)

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

ITEM 4.                                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 2002.

PART II

ITEM 5.                                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the Nasdaq National Market under the symbol “ATAC” since our initial public offering in December 1996.  As of February 14, 2003, there were approximately 47 record holders of our common stock.  The following table sets forth for the periods indicated the range of high and low sale prices of the common stock as reported by Nasdaq:

	High	Low
2002
First quarter	$19.47	$15.55
Second quarter	24.70	17.50
Third quarter	22.05	12.65
Fourth quarter	14.90	8.76

2001
First quarter	$6.00	$2.38
Second quarter	7.50	4.50
Third quarter	15.63	7.11
Fourth quarter	19.99	13.26

On February 14, 2003, the last sale price of the common stock, as reported by Nasdaq, was $10.11 per share.

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

On July 29, 2002, we issued 70,176 shares of our common stock in a transaction that was not registered under the Securities Act of 1933, as amended.  The shares were issued upon the exercise of warrants that had been issued by us in 1994 to Mr. Michael Hartnett for serving on our Board of Directors.  The warrant exercise price of $1.67 per share was paid in cash.  We relied on Section 4(2) of the Securities Act as an exemption from registration, based on the private nature of the offering and the limited number of offerees.

ITEM 6.                                 SELECTED FINANCIAL DATA

The selected financial data presented below with respect to the statements of operations data for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto.  The selected financial data with respect to the statements of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998, are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, but are not included herein.  The data provided should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included in this Annual Report.  The results of the Distribution Group, Inc. subsidiary, which was sold in October 2000, are classified as discontinued operations and are excluded from the selected financial data presented below.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$415,902	$393,381	$372,493	$365,563	$300,723
Cost of sales	272,360	255,360	248,438	246,224	219,539
Special charges(1)	—	216	9,134	2,965	1,347
Gross profit	143,542	137,805	114,921	116,374	79,837
Selling, general and administrative expense	60,370	59,939	57,331	56,736	47,496
Amortization of intangible assets	333	5,028	5,255	5,527	5,038
Special (credits) charges(1)	(277)	5,114	23,450	4,345	5,327
Income from operations	83,116	67,724	28,885	49,766	21,976
Interest income	2,769	1,524	234	—	—
Interest expense and other, net	(12,768)	(21,623)	(24,830)	(23,251)	(21,917)
Income tax expense	(25,141)	(18,098)	(1,883)	(9,739)	(974)
Income (loss) from continuing operations before extraordinary items(2)(3)	$47,976	$29,527	$2,406	$16,776	$(915)
Per share income (loss) from continuing operations before extraordinary items(4)	$1.99	$1.40	$0.11	$0.79	$(0.05)
Shares used in computation of per share income (loss) from continuing operations before extraordinary items(4)	24,119	21,059	21,163	21,164	19,986

Other Data:
Capital expenditures(5)	$13,103	$13,516	$11,682	$10,072	$10,764

	As of December 31,
	2002	2001	2000		1999	1998
	(In thousands)
Balance Sheet Data:
Working capital, continuing operations	$128,342	$52,700	$53,457		$29,744	$36,128
Property, plant and equipment, net	54,616	52,577	46,276		47,897	45,830
Total assets	454,030	396,858	407,499		577,782	517,794
Long-term liabilities, less current portion	159,561	181,694	213,537		302,491	258,051
Common stockholders’ equity	206,435	109,335	80,239	(6)	176,144	168,011

(1)                See Item 8. “Consolidated Financial Statements and Supplementary Data-Note 20” for a description of special (credits) charges.

(2)                Income (loss) from continuing operations before extraordinary items for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 excludes gain (loss) from discontinued operations, net of income taxes, of $1,279, $(959), $(99,289), $(9,969) and $(6,200), respectively.

(3)                Income (loss) from continuing operations before extraordinary items for the year ended December 31, 2002 excludes extraordinary items in the amount of $2,828 ($4,502 less related income tax benefit of $1,674).  In addition, income (loss) from continuing operations before extraordinary items for the year ended December 31, 1998 excludes an extraordinary item in the amount of $703 ($1,172 less related income tax benefit of $469).

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

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report.  See Item 8. “Consolidated Financial Statements and Supplementary Data.”

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

Our Drivetrain business has been our primary business since our formation.  For the year ended December 31, 2002, revenue from our Drivetrain business was $286.5 million, or 68.9% of our total revenue.  In addition, in the United States we also sell remanufactured engines and transmissions to the independent aftermarket.  For the year ended December 31, 2002, revenue from this portion of our business was $16.6 million, or 4.0% of our total revenue.

Growth in our Logistics business with AT&T Wireless is primarily dependent on cellular telephone handset demand and AT&T Wireless’ share of new cellular telephone sales volume. Our Logistics business benefits from upgrades in cellular telephone technology through increased replacement demand for more advanced handsets, from any increases in the number of AT&T Wireless subscribers and from any expansion of our service offering with AT&T Wireless. Because we do not take actual ownership of the cellular telephone inventory, we do not face the risk of inventory obsolescence. For the year ended December 31, 2002, revenue from our Logistics business was $114.2 million, or 27.4% of our total revenue, of which AT&T Wireless accounted for 67.2%.

COMPONENTS OF INCOME AND EXPENSE

Revenue.  In our Drivetrain Remanufacturing segment and independent aftermarket business, we recognize revenues, primarily from the sale of remanufactured transmissions and remanufactured engines, at the time of shipment to the customer and, to a lesser extent, upon the completion or performance of a service. In our Logistics segment, revenue is primarily related to providing:

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

Amortization of Intangibles.   On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which no longer permits the amortization of goodwill and indefinite–lived intangible assets.  Instead, these assets must be reviewed annually (or more frequently under specified conditions) for impairment in accordance with SFAS No. 142.  The adoption of the impairment provisions of SFAS No. 142 has had no effect on our results of operations or our financial position.  During 2002, amortization of intangible assets primarily consisted of amortization expense for non-compete agreements, whereas prior to 2002 this consisted primarily of amortization of goodwill.

Special (Credits) Charges.  We have periodically identified areas where cost reductions and efficiencies could be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems. Some of these cost reduction or process improvement initiatives result in costs which we have described as special charges and include, but are not limited to, severance benefits for terminated employees, lease termination and other facility exit costs, losses on the disposal of fixed assets, impairment of goodwill and write-down of inventories.

Critical Accounting Policies

Our financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions.  We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period.  If a customer’s financial condition were to deteriorate, additional allowances that may be required could have a material adverse impact on our financial statements.

Reserve for Inventory Obsolescence.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about market conditions, future demand and expected usage rates.  If actual market conditions are less favorable than those projected by management causing usage rates to vary from those estimated, additional inventory write–downs may be required, however these would not be expected to have a material adverse impact on our financial statements.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by product failure rates.  Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required, however these would not be expected to have a material adverse impact on our financial statements.

Segment Reporting

We have two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment. The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to Ford, DaimlerChrysler, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to European OEMs including Ford’s and General Motor’s European operations and Jaguar. Our Logistics segment consists of three operating units:

•                  a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless;

•                  a provider of returned material reclamation and disposition services and core management services primarily to Ford and to a lesser extent, General Motors and Mazda; and

•                  an automotive electronic components remanufacturing and distribution business, including components for the OnStar program, primarily for Delphi and Visteon.

Our “Other” business unit, which is not a separate reportable segment, remanufactures and distributes domestic and foreign engines and, to a lesser extent, distributes domestic remanufactured transmissions from regional distribution points primarily to independent aftermarket customers.

We evaluate the performance of each segment based upon income from operations. The reportable segments and the “Other” business unit are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels.

Results of Operations

The following table sets forth financial statement data expressed as a percentage of net sales.

	Year Ended December 31,
	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.5	64.9	66.7
Special charges	—	0.1	2.5
Gross profit	34.5	35.0	30.8
SG&A expense	14.5	15.2	15.4
Amortization of intangible assets	0.1	1.3	1.4
Special (credits) charges	(0.1)	1.3	6.2
Income from operations	20.0	17.2	7.8
Interest income	0.7	0.4	0.1
Other income, net	—	0.2	—
Equity in losses of investee	(0.1)	—	—
Interest expense	(3.0)	(5.7)	(6.7)
Income from continuing operations before income taxes and extraordinary items	17.6	12.1	1.2
Income tax expense	6.1	4.6	0.6
Income from continuing operations before extraordinary items	11.5%	7.5%	0.6%

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Income from continuing operations before extraordinary items increased $18.5 million, or 62.7%, to $48.0 million ($1.99 per diluted share) in 2002 from $29.5 million ($1.40 per diluted share) in 2001.

Our results include the following special items for 2002:

•                  $1.9 million (net of tax), or $0.08 per diluted share, for certain non-operating income items primarily related to income tax refunds and associated interest income which we do not expect to recognize in future periods; and

•                  $0.2 million (net of tax), or $0.01 per diluted share, of income for an adjustment to previously recorded special charges,

and the following special items for 2001:

•                  $3.4 million (net of tax), or $0.16 per diluted share, of expense for amortization of intangibles with no comparable expense in 2002 due to the adoption of SFAS No. 142 on January 1, 2002, pursuant to which we no longer recognize goodwill amortization;

•                  $3.3 million (net of tax), or $0.16 per diluted share, of special charges, see “Special Charge” discussion below; and

•                  $0.6 million (net of tax), or $0.03 per diluted share, gain related to the sale of the preferred stock of the Distribution Group, which we received in 2000 as partial consideration for the sale of that business.

Excluding these items, the increase is primarily attributable to revenue growth and improved profitability in our Logistics segment and to a lesser extent in our Drivetrain Remanufacturing segment combined with a reduction in interest expense, partially offset by reduced engines volume in our independent aftermarket business.

Net Sales.  Net sales increased $22.5 million, or 5.7%, to $415.9 million for 2002 from $393.4 million for 2001.  This increase was driven primarily by:

•                  an increase in sales of remanufactured transmissions to Ford, driven by growth in the installed base, a relatively harsh summer and an improvement in customer fill-rate that resulted in the capture of previously lost sales;

•                  an increase in sales to General Motors of approximately $9 million related to a new program that began in July, 2002 under which we bill General Motors for previously consigned direct materials costs plus a fee for materials management and inventory carrying costs;

•                  an increase in sales for value–added warehouse and distribution services to AT&T Wireless, driven by continued growth in the market for cellular phones and services;

•                  an increase in sales of new engines and related parts to Ford Power Products in support of certain fleet programs;

•                  an increase in sales to General Motors and Delphi for electronics remanufacturing and logistics support associated with the OnStar telematics program that began in the third quarter of 2001; and

•                  an increase in sales for core management services provided to Ford under a new core management program we were awarded in 2001, partially offset by

•                  a decrease in sales of remanufactured engines to the independent aftermarket primarily attributable to a general softness in demand believed to be driven by general economic conditions, which include the continuation of new car incentives, a reduction in used car values and a corresponding increase in the utilization of salvage engines, combined with an unusually mild winter;

•                  a decrease in sales of remanufactured transmissions to DaimlerChrysler due to an unusually mild winter, and a disruption of market demand resulting from an OEM-to-dealer price increase primarily impacting post warranty sales.  This decrease was partially offset by a lessening of the impact of DaimlerChrysler’s on-going inventory reductions, whereby DaimlerChrysler reduced its inventory levels by approximately six weeks in 2001 but only by approximately two weeks in 2002.  We estimate DaimlerChrysler’s inventory level to currently be at about five weeks;

•                  a decrease in sales of remanufactured radios, instrument display clusters and other electronic components; and

•                  a decrease in sales of remanufactured electronic engine control modules as a result of our exit from that product line.

Sales to Ford accounted for 37.0% and 34.6%, DaimlerChrysler accounted for 22.4% and 24.7% and AT&T Wireless accounted for 18.5% and 17.6% of our revenues for 2002 and 2001, respectively.

Gross Profit.  Gross profit increased $5.7 million, or 4.1%, to $143.5 million for 2002 from $137.8 million for 2001.  This increase was primarily the result of the changes in volume and mix of revenues described above coupled with the benefits of our Lean and Continuous Improvement initiatives and other cost reduction programs. As a percentage of net sales, gross profit decreased to 34.5% in 2002 from 35.0% for 2001.  This decrease is primarily the result of the billing to General Motors of approximately $9 million of direct material costs, which were previously consigned, with a slightly smaller amount reflected in cost of goods sold.

SG&A Expense.  SG&A expense increased $0.5 million, or 0.8%, to $60.4 million for 2002 from $59.9 million for 2001.  As a percentage of net sales, SG&A expense decreased to 14.5% for 2002 from 15.2% for 2001.  The increase results primarily from spending in support of the General Motors materials management program, the Ford core management program and our initiative to penetrate the independent aftermarket for remanufactured transmissions, largely offset by benefits from our cost reduction initiatives.

Amortization of Intangible Assets.  Amortization of intangible assets decreased $4.7 million to $0.3 million for 2002 from $5.0 million for 2001.  We no longer amortize goodwill due to the application of SFAS No. 142.

Special (Credits) Charges.  During 2002, we recorded income of $0.3 million ($0.2 million net of tax) from the adjustment of provisions previously established (i) primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates and (ii) for severance and related costs primarily related to the consolidation of our information systems groups that are no longer expected to be incurred.  Additionally, we recorded a gain of $0.8 million for the partial reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability whose maximum exposure has been reduced, offset by a special charge of $0.8 million related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

During 2001, we recorded $5.3 million of special charges ($3.3 million net of tax) including $2.4 million for the Drivetrain Remanufacturing segment, $2.4 million for the Logistics segment and $0.5 million for consolidation of our two information systems groups.  The $2.4 million related to the Drivetrain Remanufacturing segment consisted of $1.6 million of severance and related costs for 35 people, primarily associated with the de-layering of certain management functions and $0.8 million of facility exit and idle capacity costs associated with facility consolidations and implementation of cellularized manufacturing within the segment.  The $2.4 million of special charges in the Logistics segment consisted of $1.9 million of costs related to the shut-down of our remanufactured automotive electronic control modules product line and $0.5 million of severance and related costs for eight people primarily associated with the upgrade of certain management functions within the segment. The $0.5 million related to our two information systems groups was related to severance costs for four people primarily associated with the consolidation of those functions.

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems.  Implementation of any of these could require us to incur special charges, which would be offset over time by the projected cost savings.

Income from Operations.  Income from operations increased $15.4 million, to $83.1 million for 2002 from $67.7 million for 2001.  This increase is primarily attributable to a $5.6 million decrease in special charges (credits) for 2002 as compared to 2001 and a $4.7 million decrease in amortization of intangibles for 2002 as compared to 2001 due to the adoption of SFAS No. 142, combined with revenue growth and the benefit of cost reduction initiatives, partially offset by the increase in SG&A expense in support of growth initiatives.   As a percentage of net sales, income from operations increased to 20.0% in 2002 from 17.2% in 2001.

Interest Income.  Interest income increased $1.3 million, or 86.7%, to $2.8 million for 2002 from $1.5 million for 2001.  This increase was primarily due to interest income earned on our increased cash balances invested in cash and cash equivalents during 2002 as compared to 2001.  In addition, 2002 includes $0.3 million of interest income from tax refunds recorded during 2002, which we do not expect to recognize in future periods.

Other Income (Expense), Net.  Other income (expense) net, decreased $0.7 million, to $0.1 million for 2002 from $0.8 million for 2001.  During 2001, we recorded a gain of $0.9 million on the sale of the preferred stock of the Distribution Group, which was received in 2000 as partial consideration for the sale of that business.

Equity in Losses of Investee.  The loss from our equity investment in our unconsolidated subsidiary increased $0.5 million in 2002 as compared to 2001, primarily due to start-up costs of this business.

Interest Expense.  Interest expense decreased $10.1 million, or 45.1%, to $12.3 million for 2002 from $22.4 million for 2001.  This decrease was primarily due to a general decline in interest rates and the use of lower rate debt, combined with a reduction in debt outstanding.  In addition, we recorded income of $0.2 million for an interest expense adjustment related to deferred compensation payments associated with the 1997 ATS acquisition that were made during 2002.

Income Tax Expense.  Our effective income tax rate decreased to 34.4% for 2002 from 38.0% in 2001.  During 2002 we recorded income, which we do not expect to recognize in future periods, of (i) $0.8 million related to federal and state income tax refunds recorded in 2002 and (ii) $0.7 million related to adjustments to deferred tax liabilities relating to closed tax years.  The balance of our effective income tax rate reduction is primarily the result of the adoption of SFAS No. 142 and the impact of tax deductible goodwill, combined with a favorable change in the mix of taxable income generated in states with lower tax rates in 2002 as compared to 2001.

Discontinued Operations.  During 2002, we recorded a gain from discontinued operations of $1.3 million related to the sale of the Distribution Group comprised of (i) $1.0 million for an increase in the estimated income tax benefits associated with the sale and (ii) $0.3 million based upon updated information regarding remaining obligations and other costs.

During 2001, we recorded a loss from discontinued operations of $1.0 million, net of income tax benefits of $0.6 million.  This charge included the following on a pre-tax basis: (i) $2.7 million in expense for the increase to the estimated loss on the sale of the Distribution Group; (ii) $2.1 million in income for the reversal of the estimated accrued loss on disposal of our independent aftermarket engines business; and (iii) $1.0 million in expense for the reclassification of the operating results of our independent aftermarket engines business from discontinued operations to continuing operations, as required by EITF No. 90-16.

Extraordinary Items.  During 2002, we recorded a charge of $2.8 million, net of income tax benefits of $1.7 million, related to (i) the write-off of previously capitalized debt issuance costs and a call premium associated with the early redemption of our 12% senior subordinated notes and (ii) the write-off of previously capitalized debt issuance costs in connection with the termination of our old credit facility.

Drivetrain Remanufacturing Segment

The following table presents net sales, segment profit before special charges and goodwill amortization and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2002		2001
Net sales	$286.5	100.0%	$266.3	100.0%
Segment profit before special charges and goodwill amortization	$51.0	17.8%	$46.7	17.5%
Less: Special charges	—		2.4
Less: Goodwill amortization	—		4.3
Segment profit	$51.0	17.8%	$40.0	15.0%

Net Sales.  Net sales increased $20.2 million, or 7.6%, to $286.5 million for 2002 from $266.3 million for 2001.  This increase was driven primarily by:

•                  an increase in sales of remanufactured transmissions to Ford, driven by growth in the installed base, a relatively harsh summer and an improvement in customer fill-rate that resulted in the capture of previously lost sales;

•                  an increase in sales to General Motors of approximately $9 million related to a new program that began in July, 2002 under which we bill General Motors for previously consigned direct materials costs plus a fee for materials management and inventory carrying costs; and

•                  an increase in sales of new engines and related parts to Ford Power Products in support of certain fleet programs; partially offset by a decrease in sales of remanufactured transmissions to DaimlerChrysler due to an unusually mild winter, and a disruption of market demand resulting from an OEM-to-dealer price increase primarily impacting post-warranty sales.  This decrease was partially offset by a lessening of the impact of DaimlerChrysler’s on-going inventory reductions, whereby DaimlerChrysler reduced its inventory levels by approximately six weeks in 2001 but by only approximately two weeks in 2002.  We estimate DaimlerChrysler’s inventory level to currently be at about five weeks.

Sales to Ford accounted for 50.6% and 47.6% of segment revenues for 2002 and 2001, respectively. Sales to DaimlerChrysler accounted for 31.5% and 35.6% of segment revenues for 2002 and 2001, respectively.

Special Charges.  During 2002 we recorded a gain of $0.8 million for the partial reversal of a previously established provision for a potential non-income state tax liability whose maximum exposure has been reduced, offset by a special charge of $0.8 million related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

During 2001, we recorded $2.4 million of special charges.  The special charges include $1.6 million of severance and related costs primarily associated with the de-layering of certain management functions and $0.8 million of facility exit and idle capacity costs associated with facility consolidations and implementation of cellularized manufacturing within the segment.

Segment Profit.  Segment profit increased $11.0 million, or 27.5%, to $51.0 million (17.8% of segment net sales) for 2002 from $40.0 million (15.0% of segment net sales) for 2001.  Excluding the special charge and goodwill amortization expense items totaling $6.7 million recorded in 2001, segment profit increased $4.3 million, or 9.2%, between the two periods.  The increase was primarily the result of changes in sales volume, price and mix of remanufactured transmissions as referenced above combined with the benefit of cost reductions realized as a result of our lean and continuous improvement program and other cost reduction initiatives, which include avoidance of vendor direct material price increases, engineering gain sharing with customers and other material usage and salvage programs, implementation of cellular and lean manufacturing techniques and process reengineering.

Logistics Segment

The following table presents net sales, segment profit before special (credits) charges and goodwill amortization and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2002		2001
Net sales	$114.2	100.0%	$105.2	100.0%
Segment profit before special (credits) charges and goodwill amortization	$36.6	32.0%	$29.4	27.9%
Less: Special (credits) charges	(0.2)		2.4
Less: Goodwill amortization	—		0.5
Segment profit	$36.8	32.2%	$26.5	25.2%

Net Sales.  Net sales increased $9.0 million, or 8.6%, to $114.2 million for 2002 from $105.2 million for 2001.  This increase was primarily attributable to

•                  an increase in sales for value–added warehouse and distribution services to AT&T Wireless, driven by continued growth in the market for cellular phones and services;

•                  an increase in sales to General Motors and Delphi for electronics remanufacturing and logistics support associated with the OnStar telematics program that began in the third quarter of 2001;

•                  an increase in sales for core management services provided to Ford under a new core management program we were awarded in 2001;

partially offset by:

•                  a decrease in sales of remanufactured radios, instrument display clusters and other electronic components; and

•                  a decrease in sales of remanufactured electronic engine control modules as a result of our exit from that product line.

Sales to AT&T Wireless accounted for 67.2% and 65.7% of segment revenues for 2002 and 2001, respectively.

Special (Credits) Charges.  During the year ended December 31, 2002, we recorded income of $0.2 million primarily related to the reversal of a provision previously established principally for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules product line where actual recoveries from the sale of assets were favorable to original estimates.

The $2.4 million of special charges recorded during 2001, included the following:

•                  $1.9 million of costs related to the shut-down of the segment’s remanufactured automotive electronic control modules product line including $0.7 million of severance and related costs; $0.6 million related to the write-down of fixed assets; $0.3 million of facility exit and other costs related to the shutdown; $0.2 million related to inventory write–downs; and $0.1 for the write-down of uncollectible accounts receivable balances; and

•                  $0.5 million of severance and related costs primarily associated with the upgrade of certain management functions within the segment.

Segment Profit.  Segment profit increased $10.3 million, or 38.9%, to $36.8 million (32.2% of segment net sales) for 2002 from $26.5 million (25.2% of segment net sales) for 2001.  Excluding the special charge income item of $0.2 million recorded in 2002 and the special charge and goodwill amortization expense items totaling $2.9 million recorded in 2001, segment profit increased $7.2 million, or 24.5%, between the two periods.  The increase was primarily the result of changes in sales volume, price and mix as described above combined with cost reductions and other productivity improvements resulting from the increased use of automation and process reengineering and the implementation of lean manufacturing techniques, partially offset by (i) inefficiencies and other costs associated with the launch and ramp-up of the Ford core management program, (ii) an increase in spending in support of key growth initiatives in the segment and (iii) a reduction in the inventory shrink performance bonus from AT&T Wireless based on a reduction in the average value of inventory.

Other

The following table presents net sales and segment profit (loss) for the independent aftermarket engine and transmission business expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2002		2001
Net sales	$16.6	100.0%	$21.9	100.0%

Segment profit (loss)	$(4.5)	(27.1)%	$1.7	7.8%

Net Sales.  Net sales decreased $5.3 million, or 24.2%, to $16.6 million for 2002 from $21.9 million for 2001. This decrease was primarily attributable to a general softness in demand for remanufactured engines believed to be driven by general economic conditions, which include the continuation of new car incentives, a reduction in used car values and a corresponding increase in the utilization of salvage engines, combined with a mild winter. Additionally, we experienced a decline in demand for remanufactured engines as a result of a competitor’s aggressive price reductions late in the third quarter of 2001.  During the first quarter of 2002 we adjusted our prices and have since recaptured and subsequently added to our market share. Furthermore, sales increased $1.6 million from the launch of our initiative to sell remanufactured transmissions directly into the independent aftermarket via this channel.

Segment Profit (Loss).  Segment profit (loss) decreased $6.2 million, to a loss of $4.5 million for 2002 from a profit of $1.7 million for 2001.  This decrease was primarily the result of

•                  the sales volume, price and mix as described above;

•                  a decline in operating leverage resulting from the volume decline and a reduction in finished goods inventories;

•                  one-time warranty costs associated with a defective valve seal obtained from a certain supplier;

•                  the reversing impact of the prior year’s inventory valuation allowance adjustment; and

•                  an increase in cost to support the Company’s aftermarket transmissions initiative,

partially offset by cost reductions and other productivity improvements realized as a result of the Company’s lean and continuous improvement program and other cost reduction initiatives.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Income from continuing operations increased $27.1 million, to $29.5 million ($1.40 per diluted share) in 2001 from $2.4 million ($0.11 per diluted share) in 2000.  During 2001, we recorded $3.3 million (net of tax), or $0.16 per diluted share, of special charges, primarily related to initiatives designed to improve operating efficiencies and reduce costs (see “Special Charges” below) and a $0.6 million (net of tax), or $0.03 per diluted share, gain related to the sale of the preferred stock of the Distribution Group, which we received in 2000 as partial consideration for the sale of that business.  During 2000, we recorded $20.4 million (net of tax), or $0.97 per diluted share of special charges primarily related to the write-off of goodwill and the recording of valuation allowances for specified assets associated with our decision to discontinue our independent aftermarket engine business.  This business was subsequently retained (see “Discontinued Operations”).  Excluding the special charges and the gain on the sale of the preferred stock, this increase was primarily attributable to substantial growth in the Logistics segment, productivity improvements resulting from our lean and continuous improvement program and other cost reduction initiatives and increased profitability in the independent aftermarket engine business, partially offset by reduced margins in the Drivetrain Remanufacturing segment largely related to price and inventory reduction initiatives at certain OEM customers.

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

In addition, gross profit increased $8.9 million in 2001 as compared to 2000 as a result of a decrease in special charges.  (see “Special Charges” below)

SG&A Expense.  SG&A expense increased $2.6 million, or 4.5%, to $59.9 million for 2001 from $57.3 million for 2000.  The increase was primarily the result of an increase in spending in support of growth initiatives in the Logistics segment and on our Lean and Continuous Improvement and Customer Delight initiatives, partially offset by a decrease in cost in the independent aftermarket engine business resulting from the elimination of our branch distribution network.  As a percentage of net sales, SG&A expense decreased slightly to 15.2% for 2001 from 15.4% for 2000.

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

Special Charges.  During 2001, we recorded $5.3 million of special charges ($3.3 million net of tax) including $2.4 million for the Drivetrain Remanufacturing segment, $2.4 million for the Logistics segment and $0.5 million for consolidation of our two information systems groups.  The $2.4 million related to the Drivetrain Remanufacturing segment consists of $1.6 million of severance and related costs for 35 people, primarily associated with the de-layering of certain management functions and $0.8 million of facility exit and idle capacity costs associated with facility consolidations and implementation of cellularized manufacturing within the segment.  The $2.4 million of special charges in the Logistics segment are primarily related to a decision to exit an unprofitable product line and include the following:

•                  $1.9 million of costs related to the shut-down of our remanufactured automotive electronic control modules product line including:

•                  $0.7 million of severance and related costs for 118 people;

•                  $0.6 million related to the write-down of fixed assets;

•                  $0.3 million of facility exit and other costs related to the shutdown;

•                  $0.2 million related to inventory write–downs (classified as Cost of Sales-Special Charges); and

•                  $0.1 million for the write-down of uncollectible accounts receivable balances; and

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

Income from Operations.  Income from operations increased $38.8 million, to $67.7 million for 2001 from $28.9 million for 2000, primarily as a result of the factors described above.

Interest Income.  Interest income of $1.5 million and $0.2 million was recorded during 2001 and 2000, respectively, on the 18% senior subordinated promissory note received by us as partial consideration for the sale of the Distribution Group on October 27, 2000.

Other Income (Expense), Net.  Other income (expense), net increased $0.9 million to income of $0.8 million in 2001 from a loss of $0.1 million in 2000. This increase was the result the $0.9 million gain recorded during 2001 on the sale of the preferred stock of the Distribution Group, which was received in 2000 as partial consideration for the sale of that business.

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

Drivetrain Remanufacturing Segment

The following table presents net sales, segment profit before special charges, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2001		2000
Net sales	$266.3	100.0%	$254.3	100.0%

Segment profit before special charges	$42.4	15.9%	$49.0	19.3%

Less: Special charges	2.4		—

Segment profit	$40.0	15.0%	$49.0	19.3%

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

Logistics Segment

The following table presents net sales, segment profit before special charges, special charges and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2001		2000
Net sales	$105.2	100.0%	$89.1	100.0%

Segment profit before special charges	$28.9	27.5%	$17.4	19.5%

Less: Special charges	2.4		—

Segment profit	$26.5	25.2%	$17.4	19.5%

Net Sales.  Net sales increased $16.1 million, or 18.1%, to $105.2 million for 2001 from $89.1 million for 2000.  This increase was primarily attributable to

•                  an increase in sales for value-added warehouse and distribution services, driven by the growth in the market for cellular phones and services;

•                  an increase in sales attributable to the two new programs we were awarded in early 2000 by AT&T Wireless covering the packaging and distribution of cell phone accessories and the distribution of point-of-sale and other marketing materials, which began generating revenue in the second half of 2000;

•                  an increase in sales to General Motors and Delphi for electronics remanufacturing and logistics support associated with a telematics program that we were awarded in 2001; and

•                  an increase in sales to Ford for core management services under the new program we were awarded in 2001,

partially offset by a decrease in sales of remanufactured electronic control modules as a result of our exit from that product line.  Sales to AT&T Wireless accounted for 65.7% and 59.1% of segment revenues for 2001 and 2000, respectively.

Special Charges.  The $2.4 million of special charges recorded during 2001, included the following:

•                  $1.9 million of costs related to the shut-down of the segment’s remanufactured automotive electronic control modules product line including $0.7 million of severance and related costs; $0.6 million related to the write-down of fixed assets; $0.3 million of facility exit and other costs related to the shutdown; $0.2 million related to inventory write–downs; $0.1 for the write-down of uncollectible accounts receivable balances; and

•                  $0.5 million of severance and related costs primarily associated with the upgrade of certain management functions within the segment.

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

Other

The following table presents net sales, segment profit (loss) before special charges, special charges and segment profit (loss) for the independent aftermarket engine business expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2001		2000
Net sales	$21.9	100.0%	$29.1	100.0%

Segment profit (loss) before special charges	$1.7	7.8%	$(4.9)	(16.8)%

Less: Special charges	—		32.6

Segment profit (loss)	$1.7	7.8%	$(37.5)	(128.9)%

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

Liquidity and Capital Resources

Cash Flow & Capital Expenditures

We had total cash and cash equivalents on hand of $65.5 million at December 31, 2002, representing a net increase in cash and cash equivalents of $64.9 million in 2002. Net cash provided by operating activities from continuing operations was $77.7 million in 2002.  Net cash used in investing activities from continuing operations of $12.8 million included $13.1 million of equipment purchases and facility improvements, partially offset by $0.3 million in proceeds from the sale of fixed assets. Net cash provided by financing activities of $0.7 million includes $42.0 million from the public offering of common stock completed in March 2002, net borrowings of $79.7 million made on the old and new credit facilities and $5.4 million of proceeds from the exercise of stock options and warrants (net of costs related to the secondary shelf offering completed in August 2002), partially offset by $112.6 million used to redeem our 12% senior subordinated notes in April 2002, $6.1 million of payments for debt issuance costs related to our new credit facility (see discussion below), $3.6 million of treasury stock purchases, $3.0 million in payment of amounts related to an acquired company (see discussion below) and $1.1 million of payments on capital lease obligations.

Our capital expenditures from continuing operations in 2002 were $13.1 million, consisting of:

•                  $4.1 million primarily related to computer systems and machinery and equipment to support growth and productivity initiatives in the Logistics segment;

•                  $8.9 million for additional transmission remanufacturing and test equipment and other improvements to support increases in productivity and efficiency in a number of our remanufacturing plants within our Drivetrain Remanufacturing segment; and

•                  $0.1 million primarily related to equipment to support growth in our overall infrastructure.

Liquidity and Capital Resources-Other

For 2003, we have budgeted $20 million for capital expenditures, primarily to support new business, capacity expansion and cost reduction initiatives in each of our businesses.

Under the terms of our 1997 acquisition of ATS Remanufacturing (which remanufactures transmissions for General Motors), we are required to make payments to the seller and to other key individuals on each of the first 14 anniversaries of the closing date.  Through December 31, 2002, we had made $7.4 million of these payments (including $3.0 million paid in August 2002 consisting of $1.6 million in payments of deferred compensation and $1.4 million in payments of amounts due to the seller). Substantially all of the remaining nine payments, which aggregate to approximately $10.7 million (present value of $9.8 million as of December 31, 2002), are contingent upon the attainment of certain sales to General Motors, which we believe have a substantial likelihood of being attained.

Financing

On February 8, 2002, we executed a credit agreement and related security agreement in connection with a credit facility.  The credit facility provides for (i) a $75.0 million, five-year term loan payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95.0 million, six-year, two-tranche term loan payable in quarterly installments over the six-year period (with approximately 96% of the outstanding balance payable in the sixth year) and an annual excess cash flow sweep payable as defined in the credit agreement (see prepayment amounts below) and (iii) a $50.0 million, five-year revolving credit facility.  The credit facility also provides for the addition of one or more optional term loans of up to $100.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of  (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of December 31, 2002, the margins for the $75.0 million term loan and the $50.0 million revolving facility were 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.00% for Alternate Base Rate loans and 3.00% for Eurodollar Rate loans as of December 31, 2002.

On March 8, 2002, we completed a public offering of 2,760,000 shares of our common stock at a price to the public of $16.50 per share.  Also on March 8, 2002, the closing date of our credit facility, we borrowed $40.0 million under the term loan portion and $15.0 million under the revolving portion and used a portion of those proceeds, together with the $42.0 million of proceeds from our public stock offering, after deducting underwriting discounts, commissions and other offering expenses, to repay the entire $82.7 million balance outstanding under our prior bank credit facility.

On April 8, 2002, we redeemed the entire $110.4 million principal balance of our 12% senior subordinated notes at 102% plus accrued and unpaid interest.  The redemption was funded by borrowings made under our credit facility.

On November 21, 2002, we made an optional prepayment of $6.0 million, representing a portion of the excess cash flow sweep payable in connection with the first anniversary of the credit agreement.  The $4.5 million balance of the excess cash flow sweep was paid on February 11, 2003.

In addition, during the fourth quarter of 2002, we resumed our stock buyback program (initially commenced in January 2001) and purchased 322,400 shares of our common stock at an average price of $11.27 per share.   As of December 31, 2002, there are up to 1,238,263 shares remaining for purchase under this program, subject to certain annual limitations imposed by the terms of our credit agreement, which for 2003 is $8.0 million.

As of December 31, 2002, our borrowing capacity under the revolving portion of the new credit facility was $46.5 million. In addition, we had cash and cash equivalents on hand of $65.5 million at December 31, 2002.

As part of an ownership agreement we have for a 45% interest in an unconsolidated subsidiary, we have given the subsidiary’s bank a $0.9 million letter of credit in the event of the subsidiary’s default on outstanding debt.

During 2001, we entered into a revolving credit agreement with HSBC Bank Plc, providing £1.0 million to finance the working capital requirements of our U.K. subsidiary.  Amounts advanced are secured by substantially all the assets of our U.K. subsidiary.  In addition, HSBC Bank may at any time demand repayment of all sums owing.  Interest is payable monthly at the HSBC Bank prime lending rate plus 1.50%. As of December 31, 2002, there were no amounts outstanding under this line of credit.

As of December 31, 2002 we had approximately $49 million in federal and state net operating loss carryforwards available as an offset to future taxable income.

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

Impact of New Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt.  This statement also amends SFAS No. 13, Accounting for Leases, to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  In addition, SFAS No. 145 rescinded SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections to various FASB pronouncements.  We will be required to adopt SFAS No. 145 on January 1, 2003, and will reclassify extraordinary items (see Note 19 – Extraordinary Items) to continuing operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a significant effect on our results of operations or our financial position.

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

Environmental Matters

See Item 1. “Business–Environmental” for a discussion of environmental matters relating to us.

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

Interest Rate Exposure.  Based on our overall interest rate exposure during the year ended December 31, 2002 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows. Interest rate movements of 10% would not have a material effect on our financial position, results of operation or cash flows.

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

ITEM 8.                                 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Aftermarket Technology Corp.

We have audited the accompanying consolidated balance sheets of Aftermarket Technology Corp. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index of Item 15 (a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aftermarket Technology Corp. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

ERNST & YOUNG LLP

Chicago, Illinois

February 6, 2003

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$65,504	$555
Accounts receivable, net	49,283	55,816
Inventories	70,262	68,970
Prepaid and other assets	4,891	5,305
Deferred income taxes	26,106	26,508
Total current assets	216,046	157,154

Property, plant and equipment, net	54,616	52,577
Debt issuance costs, net	5,152	3,008
Goodwill	168,229	168,049
Intangible assets, net	819	1,145
Deferred income taxes	—	5,590
Other assets	9,168	9,335
Total assets	$454,030	$396,858

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$37,963	$42,507
Accrued expenses	29,996	39,096
Income taxes payable	847	2,622
Credit facility	15,805	14,700
Capital lease obligation	678	1,121
Amounts due to sellers of acquired companies	2,261	2,450
Deferred compensation	154	1,958
Liabilities of discontinued operations	330	1,375
Total current liabilities	88,034	105,829

12% Series B and D Senior Subordinated Notes	—	110,852
Amount drawn on credit facility, less current portion	139,111	60,500
Amounts due to sellers of acquired companies, less current portion	6,474	7,269
Deferred compensation, less current portion	912	1,400
Capital lease obligation, less current portion	284	897
Other long-term liabilities	370	776
Deferred income taxes	12,410	—

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 30,000,000; Issued - 25,145,523 and 21,446,396 (including shares held in treasury)	251	214
Additional paid-in capital	193,869	141,298
Retained earnings and (accumulated deficit)	20,595	(25,832)
Accumulated other comprehensive loss	(309)	(2,008)
Common stock held in treasury, at cost (933,737 and 611,337 shares)	(7,971)	(4,337)
Total stockholders’ equity	206,435	109,335

Total liabilities and stockholders’ equity	$454,030	$396,858

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the years ended December 31,
	2002	2001	2000

Net sales	$415,902	$393,381	$372,493
Cost of sales	272,360	255,360	248,438
Special charges	—	216	9,134

Gross profit	143,542	137,805	114,921

Selling, general and administrative expense	60,370	59,939	57,331
Amortization of intangible assets	333	5,028	5,255
Special (credits) charges	(277)	5,114	23,450

Income from operations	83,116	67,724	28,885

Interest income	2,769	1,524	234
Other income (expense), net	87	787	(60)
Equity in losses of investee	(575)	(33)	—
Interest expense	(12,280)	(22,377)	(24,770)

Income from continuing operations, before income taxes and extraordinary items	73,117	47,625	4,289

Income tax expense	25,141	18,098	1,883

Income from continuing operations before extraordinary items	47,976	29,527	2,406

Gain (loss) from discontinued operations, net of income taxes	1,279	(959)	(99,289)

Income (loss) before extraordinary items	49,255	28,568	(96,883)

Extraordinary items, net of income taxes	(2,828)	—	—

Net income (loss)	$46,427	$28,568	$(96,883)

Per common share - basic:
Income from continuing operations before extraordinary items	$2.04	$1.44	$0.12
Gain (loss) from discontinued operations	0.06	(0.05)	(4.81)
Extraordinary items	(0.12)	—	—
Net income (loss)	$1.98	$1.39	$(4.69)
Per common share - diluted:
Income from continuing operations before extraordinary items	$1.99	$1.40	$0.11
Gain (loss) from discontinued operations	0.05	(0.04)	(4.69)
Extraordinary items	(0.12)	—	—
Net income (loss)	$1.92	$1.36	$(4.58)

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated(1) Other Comprehensive Income (Loss)	Common Stock in Treasury	Total

Balance at January 1, 2000	$—	$206	$135,894	$42,483	$(445)	$(1,994)	$176,144

Issuance of 310,746 shares of common stock from exercise of stock options and warrants	—	3	988	—	—	—	991

Net loss	—	—	—	(96,883)	—	—	(96,883)

Translation adjustments	—	—	—	—	(13)	—	(13)
Comprehensive loss							(96,896)
Balance at December 31, 2000	—	209	136,882	(54,400)	(458)	(1,994)	80,239

Issuance of 522,886 shares of common stock from exercise of stock options and warrants	—	5	4,416	—	—	—	4,421

Purchase of 439,337 shares of common stock for treasury	—	—	—	—	—	(2,343)	(2,343)

Net income	—	—	—	28,568	—	—	28,568

Derivative financial instruments, net of income taxes	—	—	—	—	(419)	—	(419)

Translation adjustments	—	—	—	—	(1,131)	—	(1,131)
Comprehensive income							27,018
Balance at December 31, 2001	—	214	141,298	(25,832)	(2,008)	(4,337)	109,335

Issuance of 2,760,000 shares of common stock from public offering	—	28	41,984	—	—	—	42,012

Issuance of 939,127 shares of common stock from exercise of stock options and warrants	—	9	10,587	—	—	—	10,596

Purchase of 322,400 shares of common stock for treasury	—	—	—	—	—	(3,634)	(3,634)

Net income	—	—	—	46,427	—	—	46,427

Derivative financial instruments, net of income taxes	—	—	—	—	182	—	182

Translation adjustments	—	—	—	—	1,517	—	1,517
Comprehensive income							48,126
Balance at December 31, 2002	$—	$251	$193,869	$20,595	$(309)	$(7,971)	$206,435

(1)     At December 31, 2002, the accumulated other comprehensive loss includes $237 and $72 for derivative financial instruments and translation adjustments, respectively.

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2002	2001	2000

Operating Activities:
Net income (loss)	$46,427	$28,568	$(96,883)

Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations:
Net loss (gain) from discontinued operations	(1,279)	959	99,289
Extraordinary items	2,828	—	—
Asset impairment loss	—	—	27,626
Depreciation and amortization	10,935	14,019	12,991
Amortization of debt issuance costs	1,211	1,354	1,238
Adjustments to provision for losses on accounts receivable	338	(91)	348
Loss on sale of equipment	7	150	144
Gain on sale of preferred stock received from sale of a business	—	(931)	—
Deferred income taxes	18,364	12,667	13,386
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	6,713	5,724	(11,848)
Inventories	(879)	(13,590)	(7,950)
Prepaid and other assets	782	2,059	(4,563)
Accounts payable and accrued expenses	(7,777)	(1,781)	9,715
Net cash provided by operating activities - continuing operations	77,670	49,107	43,493

Net cash used in operating activities - discontinued operations	(614)	(2,798)	(13,667)

Investing Activities:
Purchases of property, plant and equipment	(13,103)	(13,516)	(11,682)
Investment in a joint venture	—	(182)	—
Proceeds (refund of proceeds) from sale of a business	—	(3,675)	60,079
Proceeds from sale of preferred stock received from sale of a business	—	2,860	—
Proceeds from sale of equipment	323	61	103
Net cash provided by (used in) investing activities - continuing operations	(12,780)	(14,452)	48,500

Net cash used in investing activities - discontinued operations	—	—	(2,700)

Financing Activities:
Borrowings (payments) on credit facility, net	79,716	(31,500)	(79,859)
Payments on bank line of credit, net	—	—	(543)
Payment of debt issuance costs	(6,064)	(201)	(144)
Redemption of senior subordinated notes	(112,593)	—	—
Sale of common stock, net of offering costs	42,012	—	—
Payments on capital lease obligation	(1,134)	(875)	(65)
Proceeds from exercise of stock options and warrants	5,444	1,908	434
Purchase of common stock for treasury	(3,634)	(2,343)	—
Payments on amounts due to sellers of acquired companies	(1,392)	(486)	(1,173)
Payments of deferred compensation related to acquired company	(1,639)	—	(700)
Net cash provided by (used in) financing activities	716	(33,497)	(82,050)

Effect of exchange rate changes on cash and cash equivalents	(43)	160	(10)

Increase (decrease) in cash and cash equivalents	64,949	(1,480)	(6,434)

Cash and cash equivalents at beginning of year	555	2,035	8,469
Cash and cash equivalents at end of year	$65,504	$555	$2,035

Cash paid (refunded) during the year for:
Interest	$15,442	$20,100	$29,203
Income taxes, net	1,155	(2,131)	3,856
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	—	2,711	—
Sale of business - note and preferred stock received	—	—	10,294

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1.  The Company

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to Ford, DaimlerChrysler, General Motors and several foreign Original Equipment Manufacturers (“OEMs”), primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs, including Ford’s and General Motors’s European operations and Jaguar.  The Company’s Logistics segment is comprised of three operating units:  (i) a provider of value-added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; (ii) a provider of returned material reclamation and disposition services and core management services primarily to Ford and to a lesser extent, General Motors and Mazda; and (iii) an automotive electronic components remanufacturing and distribution business, primarily for Delphi and Visteon.  The Company’s “Other” business unit, which is not reportable for segment reporting purposes, remanufactures and distributes domestic and foreign engines and, to a lesser extent, distributes domestic remanufactured transmissions from regional distribution points primarily to independent aftermarket customers.  Established in 1994, the Company maintains manufacturing facilities and logistics operations in the United States and a manufacturing facility in the United Kingdom.

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

Property, Plant and Equipment

Property, plant and equipment, including amounts capitalized under capital leases, are stated at cost less accumulated depreciation.  Depreciation is computed using straight–line methods over the estimated useful lives of the assets for financial reporting purposes, as follows:  three to ten years for machinery and equipment, three to six years for autos and trucks, three to ten years for furniture and fixtures and up to 40 years for buildings and leasehold improvements.  Depreciation and amortization expense was $10,602, $8,991 and $7,737 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the Credit Facility (see Note 9 – Credit Facility) are being amortized over the life of the respective debt using a method which approximates the interest method.  Debt issuance costs are reflected net of accumulated amortization of $925 and $5,962 at December 31, 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually.  Transitional impairment tests of goodwill made by the Company during the quarter ended March 31, 2002 and annual impairment tests made during the quarter ended September 30, 2002, did not require adjustment to the carrying value of its goodwill.  Per the provisions of SFAS No. 142, the Company’s definite lived intangible assets, consisting primarily of non-compete agreements, are amortized over their useful lives. (See Note 7 – Goodwill and Intangible Assets.)

Other Assets – Long Term

As part of the proceeds from the sale of ATC Distribution Group, Inc. (“Distribution Group”) (see Note 3 — Discontinued Independent Aftermarket Segment), the Company received from the buyer a senior subordinated promissory note, as amended, at a stated rate of 18%, with a principal amount of $10,050 and a discounted value of $8,365 (“18% Buyer Note”).  The 18% Buyer Note, which matures on October 28, 2005, bears interest at (i) 15% per annum compounded semi-annually due and payable in arrears semi-annually on April 27 and October 27 of each year or until the principal amount is paid in full and (ii) 3% per annum compounded semi-annually due and payable in full at the earlier of the maturity date or the date on which the principal amount is paid in full.  During the years ended December 31, 2002, 2001 and 2000, $1,807, $1,515 and $228 of interest income was recorded on the 18% Buyer Note, respectively.  The 18% Buyer Note is classified as a part of other assets in the accompanying balance sheet.

Impairment of Long-Lived and Intangible Assets

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset.  If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers including Ford, DaimlerChrysler, General Motors and AT&T Wireless Services, which are located throughout the United States and, to a lesser extent, the United Kingdom. The credit risk associated with the Company’s accounts receivable is mitigated by its credit evaluation process, although collateral is not required.  The Company grants credit to certain customers who meet pre–established credit requirements.

Accounts receivable is reflected net of an allowance for doubtful accounts of $1,320 and $1,207 at December 31, 2002 and 2001, respectively.

Revenue Recognition

Revenues are recognized at the time of shipment to the customer, which is generally when title passes, or as services are performed.  In addition, the Company includes the reimbursements of certain costs by its customers separately as revenues and expenses in its Statements of Operations.

Warranty Cost Recognition

The Company accrues for estimated warranty costs as sales are made.

Stock - Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to employees and directors.  Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.  The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	For the years ended December 31,
	2002	2001	2000
Expected volatility	44.96%	86.37%	87.90%
Risk-free interest rates	3.37%	4.50%	6.25%
Expected lives	2.9 years	4.6 years	5.2 years

Had compensation cost for the Company’s Plans (see Note 11 - Stock Options and Warrants) been determined in accordance with SFAS No. 123, the Company’s reported income from continuing operations before extraordinary items and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2002	2001	2000
Income from continuing operations before extraordinary items:
As reported	$47,976	$29,527	$2,406
Pro forma	45,707	28,105	913
Basic earnings per common share:
As reported	$2.04	$1.44	$0.12
Pro forma	1.95	1.37	0.04

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 requires that certain gains and losses on extinguishments of debt be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt.  This statement also amends SFAS No. 13, Accounting for Leases, to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  In addition, SFAS No. 145 rescinded SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections to various FASB pronouncements.  The Company will be required to adopt SFAS No. 145 on January 1, 2003, and will reclassify extraordinary items (see Note 19 – Extraordinary Items) to continuing operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 is not expected to have a significant effect on the Company’s results of operations or its financial position.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the 2002 presentation.

Note 3.  Discontinued Independent Aftermarket Segment

During 2000, the Company adopted a plan to discontinue the Independent Aftermarket segments of its business, which contained (i) the Distribution Group, a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers, and (ii) the Company’s domestic remanufactured engines business (“Engines”) which remanufactured and distributed engines primarily through a branch distribution network to independent aftermarket customers.  On October 27, 2000, the Company sold the Distribution Group and on June 25, 2001, the Company elected to retain Engines.

During 2002, based upon updated information regarding obligations and other costs related to the sale of the Distribution Group, the Company revised its estimated loss and recorded income of $275 (net of income taxes of $155).  In addition, the Company reduced certain tax contingency reserves associated with the sale of the Distribution Group resulting in a gain of $1,004.  The estimated loss on the sale of the Distribution Group and the actual losses from discontinued operations incurred since the measurement date were applied against the accrued loss established effective with the measurement date.  The accrual balance as of December 31, 2002 and 2001 of $330 and $1,375, respectively, classified as liabilities of discontinued operations, represents the Company’s current estimate of the remaining obligations and other costs related to the sale of the Distribution Group.  (See Note 16 — Commitments and Contingencies)

The consolidated statements of operations have been reclassified to report the operating results of the Distribution Group business as discontinued operations and, accordingly, such results have been excluded from continuing operations for all periods presented.  Net sales from the Distribution Group business were $172,814 for the year ended December 31, 2000.  Interest expense for the year ended December 31, 2000 of $5,188 has been allocated to the discontinued operations based on the actual consideration received from the sale of the Distribution Group.

Details of the gain (loss) recorded from discontinued operations, net of the reclassification of the Engines business from discontinued operations to continuing operations, are as follows:

	For the years ended December 31,
	2002	2001	2000
Loss from operations	$—	$—	$(9,429)
Income tax benefit	—	—	3,061
Loss from operations, net of income taxes	—	—	(6,368)
Estimated gain (loss) from disposal	430	(597)	(141,429)
Reclassification of discontinued operations to continuing operations(1)	—	(961)	2,403
Income tax (expense) benefit	(155)	599	46,105
Adjustment to income tax benefit	1,004	—	—
Gain (loss) from disposal, net of income taxes	1,279	(959)	(92,921)
Gain (loss) from discontinued operations, net of income taxes	$1,279	$(959)	$(99,289)

(1)     Represents the reclassification of the operating results for Engines from discontinued operations to continuing operations as required per Emerging Issues Task Force No. 90-16.

Note 4.  Related-Party Transactions

Aurora Capital Partners (“ACP”), which controls the Company’s largest stockholders, charged to the Company $750 in fees for investment banking services provided in connection with the divestiture of the Distribution Group in 2000 and is presented as discontinued operations in the accompanying financial statements.  No such amounts were charged to the Company in 2002 or 2001.  In addition, ACP was paid management fees of $476, $549 and $549 in 2002, 2001 and 2000, respectively.  In September 2002, the management fee was reduced due to a reduction in ACP’s percentage ownership of the Company.  The Company reimburses ACP for out-of-pocket expenses incurred in connection with providing management services.  ACP is also entitled to various additional fees depending on the Company’s profitability or certain significant corporate transactions.  No such additional fees were paid in 2002, 2001 or 2000.

As part of the stock purchase agreement between the Company and the buyer of the Distribution Group, the Company received fees for information systems services provided to the buyer.  The Company received $255 and $11 for such services during the year ended December 31, 2001 and 2000, respectively.  The information systems service agreement between the Company and the buyer of the Distribution Group expired on March 31, 2001.  In addition, pursuant to the 18% Buyer Note, interest of $1,508 and $1,508 was received by the Company during the years ended December 31, 2002 and 2001, respectively.

Note 5.  Inventories

Inventories consist of the following:

	December 31,
	2002	2001

Raw materials, including core inventories	$56,215	$50,851
Work-in-process	2,365	1,342
Finished goods	11,682	16,777
	$70,262	$68,970

Note 6.  Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2002	2001

Land	$2,043	$2,036
Buildings	11,357	10,721
Machinery and equipment	65,284	52,495
Autos and trucks	1,248	1,293
Furniture and fixtures	2,506	2,472
Leasehold improvements	12,546	12,063
Construction in process	500	4,282
	95,484	85,362
Less: Accumulated depreciation and amortization	(40,868)	(32,785)
	$54,616	$52,577

Assets recorded under capital leases are included in property, plant and equipment as follows:

	December 31,
	2002	2001

Machinery and equipment	$2,460	$2,354
Less: Accumulated depreciation and amortization	(843)	(409)
	$1,617	$1,945

Note 7.  Goodwill and Intangible Assets

During 2002, the Company made certain payments totaling $1,639 related to the 1997 acquisition of ATS Remanufacturing (“ATS”), which is part of the Drivetrain Remanufacturing segment (see Note 17 – Reportable Segments).  According to the terms of the purchase agreement, these payments were primarily variable, based upon the attainment of certain sales levels by the Company to General Motors.  As a result, a reduction to goodwill of $583 was recorded based upon the difference between the original estimate and the actual amounts paid.  In addition, as a result of changes in the exchange rates used to translate the financial statements of the Company’s U.K. subsidiary, which is part of the Drivetrain Remanufacturing segment, goodwill increased $763 during 2002.

As of December 31, 2002 and 2001, the Company’s definite lived intangible assets of $819 and $1,145, net of accumulated amortization of $1,046 and $709, respectively, primarily consist of non-compete agreements and continue to be amortized over their useful lives.

Amortization expense for definite lived intangible assets during the years ended December 31, 2002, 2001 and 2000 was $333, $155 and $125.  Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2003	$299
2004	125
2005	125
2006	125
2007	125

Actual results of operations for the year ended December 31, 2002 and the pro forma results of operations for the years ended December 31, 2001 and 2000 had we applied the non-amortization provisions of SFAS 142 in the prior period are as follows:

	For the years ended December 31,
	2002	2001	2000

Income from continuing operations before extraordinary items	$47,976	$29,527	$2,406
Add: Goodwill amortization, net of tax	—	3,321	3,387
Adjusted income from continuing operations before extraordinary items	$47,976	$32,848	$5,793

Per common share – basic:
Income from continuing operations before extraordinary items	$2.04	$1.44	$0.12
Add: Goodwill amortization, net of tax	—	0.16	0.16
	$2.04	$1.60	$0.28

Per common share – diluted:
Income from continuing operations before extraordinary items	$1.99	$1.40	$0.11
Add: Goodwill amortization, net of tax	—	0.16	0.16
	$1.99	$1.56	$0.27

Note 8.  Accrued Expenses

Accrued expenses are summarized as follows:

	December 31,
	2002	2001

Payroll and related costs	$9,515	$10,187
Interest payable	1,758	6,161
Non-income related taxes	1,204	2,760
Warranty	4,721	4,830
Restructuring and other costs	727	3,915
Other	12,071	11,243
	$29,996	$39,096

Note 9.  Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement in connection with a new credit facility (the “Credit Facility”).  The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principal payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with principal payable in quarterly installments over the six-year period (with 96% of the outstanding balance payable in the sixth year) and an annual excess cash flow sweep payable as defined in the credit agreement, and (iii) a $50,000, five year revolving credit facility (the “Revolver”).  The Credit Facility also provides for the addition of one or more optional term loans of up to $100,000 in the aggregate (the “C-Loans”), subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

At the Company’s election, amounts advanced under the Credit Facility will bear interest at either (i) the Alternate Base Rate (“ABR”) plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The ABR is equal to the highest of  (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both ABR and Eurodollar Rate loans are subject to quarterly adjustments based on the Company’s leverage ratio as of the end of the four fiscal quarters then completed.  As of December 31, 2002, the margins for the A-Loan and Revolver were 1.25% for ABR loans and 2.25% for Eurodollar Rate loans.  For the B-Loan, the margins were 2.00% for ABR loans and 3.00% for Eurodollar Rate loans as of December 31, 2002.  The interest rates for the optional C-Loans will be determined at the time such loans are provided.  Additionally, the Company is required to pay quarterly in arrears a commitment fee equal to 0.50% per annum of the average daily unused portion of the Credit Facility during such quarter.  The Company must also reimburse the lenders for certain legal and other costs of the lenders, and pay fees on outstanding letters of credit at a rate per annum equal to the applicable margin then in effect for advances bearing interest at the Eurodollar Rate.

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

On March 8, 2002, the Company terminated its old credit facility, which consisted of a $130,000 term loan and a $100,000 line of credit, with the proceeds from the Credit Facility and a public offering of its common stock (see Note 12 — Common and Preferred Stock).

On November 21, 2002, the Company made an optional prepayment of $6,000 representing a portion of the excess cash flow sweep payable in connection with the first anniversary of the credit agreement.  The $4,500 balance of the excess cash flow sweep is payable during the first quarter of 2003.

At December 31, 2002, $65,280 and $89,636 were outstanding under the A-Loan and B-Loans portions of the Credit Facility, respectively, and no amounts were outstanding under the Revolver.  At December 31, 2001, under the Company’s old credit facility which was terminated during 2002, $29,400 and $45,800 were outstanding under the term loan and revolving portions, respectively.  In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $3,524 as of December 31, 2002.  At December 31, 2001, the Company had outstanding letters of credit issued against the old credit facility totaling $5,014.

Annual maturities of the Credit Facility are as follows as of December 31, 2002:

2003	$15,805
2004	13,908
2005	14,775
2006	19,980
2007	69,193
2008	21,255
$154,916

Note 10.  Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	For the years ended December 31,
	2002	2001	2000
Current:
Federal	$(1,234)	$1,835	$(819)
State	(209)	1,196	185
Foreign	1,139	81	70
Total current	(304)	3,112	(564)
Deferred:
Federal	24,077	14,066	2,486
State	1,585	671	13
Foreign	(217)	249	(52)
Total deferred	25,445	14,986	2,447
	$25,141	$18,098	$1,883

In addition, the Company has recognized tax benefits related to the exercise of certain non-qualified stock options and the disposition of certain shares pursuant to Incentive Stock Options prior to the expiration of the statutory holding period as an increase in stockholders’ equity of $4,706, $1,070 and $411 for the years ended December 31, 2002, 2001 and 2000, respectively.

The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense from continuing operations is as follows:

	For the years ended December 31,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates	$25,591	35.0%	$16,670	35.0%	$1,501	35.0%
State income taxes, net of federal tax benefit	1,062	1.5	1,477	3.1	103	2.4
Foreign income taxes	47	0.1	(130)	(0.3)	(495)	(11.5)
Nondeductible goodwill amortization	—	—	236	0.5	232	5.4
Nondeductible expenses	108	0.1	131	0.3	503	11.7
Federal refund	(575)	(0.8)	—	—	—	—
Other	(1,092)	(1.5)	(286)	(0.6)	39	0.9
	$25,141	34.4%	$18,098	38.0%	$1,883	43.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Inventory obsolescence reserve	$1,834	$868
Property, plant and equipment	—	94
Product warranty accruals	1,705	1,970
Special charge accruals	577	2,421
Other nondeductible accruals	2,663	1,570
Discontinued operations reserve	127	524
Credit carryforwards	555	1,064
Net operating loss carryforwards	27,577	42,042
Other deferred items	4,119	1,224
Total deferred tax assets	39,157	51,777
Deferred tax liabilities:
Amortization of intangible assets	14,320	9,720
Property, plant and equipment	1,396	—
Other accruals and deferrals	552	867
Total deferred tax liabilities	16,268	10,587
Valuation allowance	(9,193)	(9,092)
Net deferred tax asset	$13,696	$32,098

As of December 31, 2002, the Company had federal and state loss carryforwards of approximately $49,200.  These loss carryforwards are available as an offset to the future taxable income of the Company and its subsidiaries.  The federal loss carryforward expires in 2020, and the state loss carryforwards expire in varying amounts from 2004 to 2021.  The Company also has Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $197 available to offset regular income tax payable in future years.  The Company, through its subsidiary in the U.K., has surplus Advance Corporate Tax (“ACT”) of approximately $358 available as a direct offset to future U.K. tax liability.  The Company’s AMT credit and surplus ACT can be carried over indefinitely.

A valuation allowance has been established for the tax benefits associated with certain state loss carryforwards as realization is not deemed likely due to limitations imposed by certain states on the Company’s ability to utilize these benefits.  A valuation allowance has also been established for certain foreign tax benefits due to similar limitations imposed by the foreign tax jurisdiction. During 2002, the valuation allowance increased $101, to $9,193 from $9,092.  This increase is attributable to a state tax law change suspending the Company’s ability to utilize previously existing net operating loss carryforwards, as well as changes to the valuation of foreign carryovers due to exchange rate fluctuation.  The Company believes that, consistent with accounting principles generally accepted in the United States, it is more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

As of December 31, 2002, there are approximately $2,400 of accumulated unremitted earnings from the Company’s U.K. subsidiary with respect to which deferred tax has not been provided as the undistributed earnings of the U.K. subsidiary are indefinitely reinvested.

Note 11.  Stock Options and Warrants

The Company provides stock options to employees, non-employee directors and independent contractors under its 2002 Stock Incentive Plan (the “2002 Plan”), its 2000 Stock Incentive Plan (the “2000 Plan”), its 1998 Stock Incentive Plan (the “1998 Plan”) and its 1996 Stock Incentive Plan (the “1996 Plan”) (collectively the “Plans”).  The Plans provide for granting of non-qualified and incentive stock option awards.  Options under the Plans are generally granted at fair value and typically vest over a three to five year period of time, as determined by the Board of Directors.  Options under the Plans expire 10 years from the date of grant.  The 2002, 2000, 1998 and 1996 plans authorize the issuance of 1,000,000, 750,000, 1,200,000 and 2,400,000 shares of the Company’s common stock, respectively.  Options available for grant under the Plans in the aggregate were 500,305, 154,314 and 714,683 as of December 31, 2002, 2001 and 2000, respectively.

A summary of the status of the Company’s option plans are presented below:

	2002		2001		2000
	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
Outstanding at beginning of year	2,226,223	$7.82	2,006,819	$8.36	1,918,675	$7.43
Granted at fair value	459,000	$20.67	744,000	$5.96	763,950	$10.93
Granted above fair value	350,000	$30.00	—	$—	—	$—
Exercised	(868,951)	$6.42	(340,965)	$5.60	(196,528)	$2.21
Canceled/forfeited	(154,991)	$11.11	(183,631)	$10.24	(479,278)	$11.26
Outstanding at end of year	2,011,281	$14.97	2,226,223	$7.82	2,006,819	$8.36

Exercisable at end of year	881,737	$17.66	1,003,817	$7.85	976,798	$6.14

Weighted-average fair value of options granted during the year:
At fair value		$7.75		$4.07		$8.44
Above fair value		$3.43		$—		$—

The following summarizes information about options outstanding as of December 31, 2002:

Options Outstanding

Options Exercisable

Range of Exercise Prices	Shares	Average Remaining Contractual Life	Weighted- Average Exercise Prices	Shares	Weighted- Average Exercise Prices
$ 4.56 - $7.00	550,645	8.1 years	$4.99	150,335	$5.00
$ 7.01 - $12.00	610,716	6.9 years	$10.64	316,311	$10.29
$ 12.01 - $20.00	168,420	7.4 years	$16.42	65,091	$16.42
$ 20.01 - $30.00	681,500	9.4 years	$26.55	350,000	$30.00
	2,011,281	8.1 years	$14.97	881,737	$17.66

During 1994, the Company issued warrants to purchase 421,056 shares of common stock at $1.67 per share, the fair value of the common stock on the date of grant.  As of December 31, 2002, all of these warrants have been exercised.  During the year ended December 31, 2002, 70,176 of these warrants were exercised in a cash transaction.  During the years ended December 31, 2001 and 2000, in cashless transactions, 210,528 and 140,352 of these warrants were exercised and 181,921 and 114,218 shares of the Company’s common stock were issued, respectively.

Note 12.  Common and Preferred Stock

On March 8, 2002, the Company completed a public offering of 2,760,000 shares of its common stock at a price to the public of $16.50 per share.  The $42,012 of net proceeds from the offering was used, together with borrowings under the Credit Facility, to repay all the indebtedness under the Company’s old credit facility on March 8, 2002.

On August 1, 2002, pursuant to a secondary shelf offering, certain shareholders of the Company completed the sale of 4,500,000 shares of the Company’s common stock, for which the Company received no proceeds.  In connection with the shelf offering, the Company received net proceeds of $2,610 from the exercise of 448,907 stock options and 70,176 stock warrants.

In October 2002, the Company resumed the stock buyback program initially commenced in January 2001.  This program, as approved by the Company’s Board of Directors, allows for the purchase of up to an aggregate of 2,000,000 shares of its common stock.  Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases.  During 2002, the Company purchased 322,400 shares of its common stock at an average price of $11.27 per share.  As of December 31, 2002, there are up to 1,238,263 shares remaining for purchase under this program, subject to certain annual limitations imposed by the terms of our credit agreement, which for 2003 is $8,000.

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

The Company uses an interest rate swap to convert a portion of its variable rate debt to fixed rate debt to reduce interest rate volatility risk.  The swap is based on a notional amount of $15,000 at the fixed interest rate of 5.95% during its term and is scheduled to mature during July 2003.  The fair value of the swap is based on the estimated current settlement cost.  In accordance with SFAS No. 133, the Company has designated its swap agreement as a cash flow hedge and recorded the fair value of this hedge agreement as part of other comprehensive loss.   The following table sets forth the effective portion of changes in the fair value of this derivative:

	For the years ended December 31,
	2002	2001
Transition adjustment as of January 1, 2001	$—	$(45)
Increase (decrease) in fair value	311	(636)
Income taxes	(129)	262
Other comprehensive gain (loss), net	$182	$(419)

The fair value of this derivative as a liability amounted to $370 and $681 at December 31, 2002 and 2001, respectively.

Note 14.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations before extraordinary items:

	For the years ended December 31,
	2002	2001	2000
Numerator:
Income from continuing operations before extraordinary items	$47,976	$29,527	$2,406

Denominator:
Weighted-average common shares outstanding	23,493,092	20,503,936	20,663,102
Effect of dilutive securities:
Employee stock options and warrants	625,681	554,637	500,387
Denominator for diluted earnings per common share	24,118,773	21,058,573	21,163,489

Basic earnings per common share	$2.04	$1.44	$0.12
Diluted earnings per common share	1.99	1.40	0.11

Note 15.  Employee Retirement Plans

The Company’s defined contribution plans provide substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements.  Contributions are made on a before-tax basis to substantially all of these plans.

As determined by the provisions of each plan, the Company matches a portion of the employees’ basic voluntary contributions. Company matching contributions to the plans were approximately $1,433, $1,511 and $998 for the plan years ending in 2002, 2001 and 2000, respectively.

In addition, the Company’s subsidiary located in the U.K. provides a voluntary retirement benefits plan for its employees.  Company matching contributions to this plan were approximately $212, $329 and $291 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 16.  Commitments and Contingencies

The Company leases certain facilities and equipment under various capital and operating lease agreements, which expire on various dates through 2009.  Facility leases that expire generally are expected to be renewed or replaced by other leases.  Future minimum rental commitments under non-cancelable capital leases and operating leases with terms in excess of one year are as follows:

For the years ended December 31,	Capital Leases	Operating Leases
2003	$713	$8,869
2004	308	6,207
2005	2	5,060
2006	—	3,915
2007	—	2,535
2008 and thereafter	—	1,814
Total minimum lease payments	1,023	$28,400
Less: Amount representing interest	(61)
Present value of minimum lease payments	$962

Rent expense for all operating leases approximated $11,068, $8,231 and $7,908 for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002 and 2001, amounts due to sellers of acquired companies and deferred compensation consist of additional purchase price payable to the seller and to other key individuals of ATS Remanufacturing (“ATS”), acquired in 1997.  The ATS acquisition requires the Company to make subsequent payments to the seller and certain other key individuals of ATS on each of the first 14 anniversaries of the closing date.  Through December 31, 2002, the Company had made aggregate payments of $7,441 related to the ATS acquisition.  Substantially all of the remaining payments to be made in the future, which will aggregate to approximately $10,673 (present value $9,801 as of December 31, 2002), are contingent upon the attainment of certain sales levels by the Company to General Motors, which the Company believes has a substantial likelihood of being attained.   Amounts are payable through 2011.

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

One of the Company’s former subsidiaries, RPM, leased several facilities in Azusa, California located within what is now the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site. The entity that leased the facilities to RPM has been identified by the United States Environmental Protection Agency, or EPA, as one of approximately nineteen potentially responsible parties, or PRPs, for environmental liabilities associated with the Superfund Site. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund) provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from PRPs. PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators. As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard. The EPA has preliminarily estimated that it will cost between $150,000 and $200,000 to construct and to operate for an indefinite period an interim remedial groundwater pumping and treatment system for the part of the San Gabriel Valley Superfund site within which RPM’s facilities, as well as those of many other potentially responsible parties, are or were located. The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with this Superfund site are likely to be assessed. RPM moved all manufacturing operations out of the San Gabriel Valley Superfund site area in 1995. Since July 1995, RPM’s only real property interest in this area has been the lease of a 6,000 square foot storage and distribution facility. The acquisition agreement by which the Company acquired the assets of RPM in 1994 and the leases pursuant to which the Company leased RPM’s facilities after it acquired the assets of RPM expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the closing of the acquisition, although the Company could become responsible for those liabilities under various legal theories. The Company is indemnified against any such liabilities by the company that sold RPM to it as well as the shareholders of that company. There can be no assurance, however, that the Company would be able to make any recovery under any indemnification provisions.  Although there can be no assurance, the Company believes that it will not incur any material liability as a result of RPM’s lease of properties within the San Gabriel Valley Superfund site.

In connection with the sale of the Distribution Group (the “DG Sale”) on October 27, 2000 (see Note 3 – Discontinued Independent Aftermarket Segment), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases were guaranteed by the Company.  These guarantees remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  In 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.

Note 17.  Reportable Segments

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to Ford, DaimlerChrysler, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs, including Ford’s and General Motors’s European operations and Jaguar.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; (ii) a provider of returned material reclamation and disposition services and core management services primarily to Ford and to a lesser extent, General Motors and Mazda; and (iii) an automotive electronic components remanufacturing and distribution business, primarily for Delphi and Visteon.  The Company’s “Other” business unit, which is not reportable for segment reporting purposes, remanufactures and distributes domestic and foreign engines and, to a lesser extent, distributes domestic remanufactured transmissions from regional distribution points primarily to independent aftermarket customers.

The Company evaluates performance based upon income from operations.  The reportable segments’ and the “Other” business unit’s accounting policies are the same as those described in the summary of significant accounting policies (see Note 2 — Summary of Significant Accounting Policies).  The Company fully allocates corporate overhead based upon budgeted full year profit before tax.  The reportable segments and the “Other” business unit are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels.

In consolidation, the Company eliminates the sale of certain transmissions remanufactured and sold to Drivetrain Remanufacturing customers that are simultaneously repurchased for re-sale to customers in the independent aftermarket through the Company’s aftermarket business.  Additionally, and in consolidation, the Company eliminates any profits associated with any remanufactured transmissions that have been repurchased for re-sale that remain in inventory.

Financial information relating to the Company’s segments and a reconciliation to the consolidated financial statements are as follows as of and for the years ended December 31:

	Drivetrain Remanufacturing	Logistics	Other	Corporate / Unallocated	Eliminations	Consolidated

2002:
Revenues from external customers	$286,493	$114,203	$16,652	$—	$(1,446)	$415,902
Depreciation and amortization expense	6,283	4,144	508	—	—	10,935
Special (credits) charges	—	(154)	—	(123)	—	(277)
Income (loss) from operations	50,962	36,768	(4,528)	123	(209)	83,116
Total assets	432,106	100,690	14,483	97,752	(191,001)	454,030
Goodwill	149,121	18,973	—	135	—	168,229
Expenditures for long-lived assets	8,848	4,078	—	177	—	13,103
2001:
Revenues from external customers	$266,258	$105,255	$21,868	$—	$—	$393,381
Depreciation and amortization expense	10,156	3,732	131	—	—	14,019
Special charges	2,439	2,415	—	476	—	5,330
Income (loss) from operations	40,044	26,461	1,695	(476)	—	67,724
Total assets	408,311	81,215	17,701	46,043	(156,412)	396,858
Goodwill	148,941	18,973	—	135	—	168,049
Expenditures for long-lived assets	7,646	5,185	—	685	—	13,516
2000:
Revenues from external customers	$254,280	$89,077	$29,136	$—	$—	$372,493
Depreciation and amortization expense	9,360	2,786	845	—	—	12,991
Special charges	—	—	32,584	—	—	32,584
Income (loss) from operations	49,028	17,394	(37,537)	—	—	28,885
Total assets	382,499	63,090	17,479	49,058	(104,627)	407,499
Goodwill	154,301	19,498	—	138	—	173,937
Expenditures for long-lived assets	5,156	5,556	306	664	—	11,682

Geographic information for revenues, determined by destination of sale and long-lived assets, determined by the location of the Company’s facilities is as follows:

	As of and for the Years ended December 31,
	2002	2001	2000

Net sales:
United States	$387,196	$369,162	$351,726
Canada and Europe	28,706	24,219	20,767
Consolidated net sales	$415,902	$393,381	$372,493

Long-lived assets:
United States	$217,564	$217,280	$217,358
Europe	15,268	13,826	14,059
Consolidated long-lived assets	$232,832	$231,106	$231,417

For the years ended December 31, 2002, 2001 and 2000, the Company had three significant external customers, Ford (Drivetrain Remanufacturing and Logistics segments), Daimler Chrysler (Drivetrain Remanufacturing segment and Other) and AT&T Wireless Services (Logistics segment), representing $153,957, $93,189 and $76,774 of consolidated net sales for 2002, respectively, $136,088, $96,980 and $69,121 of consolidated net sales for 2001, respectively, and $111,818, $110,175 and $52,653 of consolidated net sales for 2000, respectively.

Note 18.  Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments approximate their fair values due to the fact that they are either short-term in nature or re-priced to fair value through floating interest rates.  The 18% senior subordinated promissory note, received by the Company on October 27, 2000 as part of the proceeds from the sale of the Distribution Group, had a fair value which approximated its carrying value at December 31, 2002 and 2001.

The carrying amounts and fair values of these financial instruments are as follows:

	December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series B Senior Notes	$—	$—	$82,570	$83,809
Series D Senior Notes	—	—	27,815	28,232
18% senior subordinated promissory note	8,899	8,899	8,600	8,600
Promissory note with minority interest	—	—	210	210

Note 19:  Extraordinary Items

In March 2002, in connection with the termination of the Company’s old credit facility, the Company recorded an extraordinary item of $928, net of income tax benefits of $552, related to the write-off of previously capitalized debt issuance costs.

In addition, on March 8, 2002, the Company called all of its 12% Series B and D Senior Subordinated Notes due 2004 (the “Senior Notes”) for redemption.  The Senior Notes, with a face amount outstanding of $110,385, were redeemed on April 8, 2002 at a price of 102% plus accrued and unpaid interest.  In connection with this redemption, which was funded by borrowings made under the Credit Facility, the Company recorded an extraordinary charge of $1,900 (net of income tax benefits of $1,122) related to the write-off of previously capitalized debt issuance costs and a call premium associated with this transaction.

Note 20.  Special Charges

Commencing in 1998, the Company implemented certain initiatives designed to improve operating efficiencies and reduce costs.  In 2000, the Company recorded $32,584 of special charges (including $9,134 classified as Cost of Sales-Special Charges) related to its Engines business, primarily for the impairment and write-down of certain assets.  In 2001, the Company recorded $5,330 of special charges, including (i) $2,439 for the Drivetrain Remanufacturing segment consisting of severance and related costs and exit and idle facility costs, (ii) $2,415 for the Logistics segment primarily related to the shut-down of the Company’s remanufactured automotive electronic control modules product line and severance and related costs primarily associated with the upgrade of certain management functions and (iii) $476 of severance and related costs related to the Company’s two information systems groups.

In 2002, the Company recorded a special charge of approximately $800 related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.  In addition, the Company recorded a gain of approximately $800 for a partial reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability whose maximum exposure has been reduced.  In addition, the Company recorded income of $277 for the reversal of previously established special charge provisions including (i) $154 for the shut-down of the Company’s remanufactured automotive electronic control modules operation primarily related to asset write-downs where actual recoveries from the sale of assets were favorable to original estimates and (ii) $123 of severance and related costs primarily related to the consolidation of the information systems groups that are no longer expected to be incurred.   Following is an analysis of the special charge reserve, which is classified as accrued expenses in the Consolidated Balance Sheets:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total

Reserve at January 1, 2000	$2,387	$2,542	$2,980	$7,909
Provision 2000	441	4,254	27,889	32,584
Payments 2000	(2,132)	(1,950)	—	(4,082)
Asset write-offs 2000	—	—	(22,423)	(22,423)
Asset valuation adjustment 2000(1)	—	—	(2,962)	(2,962)
Reclassification 2000	—	(44)	44	—
Reserve at December 31, 2000	696	4,802	5,528	11,026
Provision 2001	3,213	1,223	894	5,330
Payments 2001	(2,115)	(2,991)	—	(5,106)
Asset write-offs 2001	—	—	(4,225)	(4,225)
Asset valuation adjustment 2001(1)	—	—	1,764	1,764
Reserve at December 31, 2001	1,794	3,034	3,961	8,789
Provision adjustment 2002	(123)	(28)	(126)	(277)
Payments 2002	(1,537)	(1,087)	—	(2,624)
Asset write-offs 2002	—	—	(3,614)	(3,614)
Asset valuation adjustment 2002(1)	—	(122)	(221)	(343)
Reserve at December 31, 2002	$134	$1,797	$—	$1,931

(1)                                  Asset valuation adjustments are due to the Company’s initial discontinuance of the Engines business during 2000 and its subsequent election to retain this business during 2001.

Note 21.  Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
2002
Net sales	$101,266	$100,706	$110,577	$103,353
Gross profit	34,144	36,447	37,533	35,418
Income from continuing operations before extraordinary items	9,486	11,330	13,431	13,729
Net income	8,558	9,430	13,706	14,733
Earnings per common share(1)	$0.44	$0.48	$0.55	$0.56
Earnings per common share-assuming dilution(1)	0.42	0.46	0.54	0.56
2001
Net sales	$99,229	$92,220	$100,420	$101,512
Gross profit	32,462	31,258	35,709	38,376
Income from continuing operations	6,345	6,698	6,590	9,894
Net income	6,020	5,878	6,590	10,080
Earnings per common share(1)	$0.31	$0.33	$0.32	$0.48
Earnings per common share-assuming dilution(1)	0.31	0.32	0.31	0.46

(1)                                  Earnings per share data is presented before discontinued operations and extraordinary items.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

The following lists our directors and executive officers and their respective ages and positions as of December 31, 2002:

Name	Age	Positions
Michael T. DuBose	49	Chairman of the Board, President and Chief Executive Officer
Barry C. Kohn	47	Vice President and Chief Financial Officer
John J. Machota	50	Vice President, Human Resources
Mary T. Ryan	49	Vice President, Communications and Investor Relations
Joseph Salamunovich	43	Vice President, General Counsel and Secretary
Paul J. Komaromy	52	President, Drivetrain Remanufacturing
William L. Conley, Jr.	54	President, ATC Logistics
Robert Anderson	82	Director
Richard R. Crowell	47	Director
Dale F. Frey	70	Director
Mark C. Hardy	39	Director
Dr. Michael J. Hartnett	57	Director
Gerald L. Parsky	60	Director
Richard K. Roeder	54	Director
J. Richard Stonesifer	66	Director

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

Joseph Salamunovich joined us as Vice President, General Counsel and Secretary in 1997.  From 1995 to 1997, Mr. Salamunovich was a partner in the law firm of Gibson, Dunn & Crutcher LLP, where he specialized in corporate and securities law matters.  Mr. Salamunovich holds a J.D. from Loyola Law School, Los Angeles.

Paul J. Komaromy joined us in February 2000 as President of our Aaron’s Automotive Products, Inc. subsidiary.  He has also served as President of our Component Remanufacturing Specialists, Inc. subsidiary since January 2001.  In May 2002 Mr. Komaromy became President of our entire Drivetrain Remanufacturing business. From 1997 to 1999, Mr. Komaromy was Vice President and General Manager of the Engine Systems and Accessories division of AlliedSignal, Inc.  From 1987 to 1997, Mr. Komaromy was employed with Grimes Aerospace, serving as Senior Vice President and General Manager of the Vision Systems division from 1996 to 1997 and as Senior Vice President, Operations and Engineering from 1991 to 1995.  From 1978 to 1987, Mr. Komaromy was employed with the Power Systems division of Cooper Industries.  Mr. Komaromy holds an M.S. in Industrial Administration from the Carnegie–Mellon University Graduate School of Industrial Administration.

William L. Conley, Jr. joined us in July 2002 as President of our ATC Logistics business.  Prior to joining us Mr. Conley spent nearly 24 years with FedEx Corporation in a series of increasingly responsible sales and leadership positions.  Most recently, Mr. Conley served as Vice President and General Manager – Europe, Middle East and Africa for FedEx Supply Chain Services (FedEx’s logistics operations).  Mr. Conley holds a B.S. in Aeronautics from Parks College of Aeronautical Technology of St. Louis University.

Robert Anderson became a director in 1997.  Mr. Anderson has been associated with Rockwell International Corporation since 1968, where he has been Chairman Emeritus since 1990 and served previously as Chairman of the Executive Committee from 1988 to 1990 and as Chairman of the Board and Chief Executive Officer from 1979 to 1988.

Richard R. Crowell became a director in 1994.  Mr. Crowell is President and a founding partner of Aurora Capital Group and has been with Aurora Capital Group since it was founded in 1991.  Mr. Crowell is a director of Roller Bearing Company of America, Inc.

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

J. Richard Stonesifer became a director in 1997.  Prior to his retirement in 1996, Mr. Stonesifer was employed with the General Electric Company for 37 years, serving most recently as President and Chief Executive Officer of GE Appliances, and a Senior Vice President of the General Electric Company, from January 1992 until his retirement.  Mr. Stonesifer is a director of Polaris Industries, Inc.

Directors serve one-year terms and are elected annually.  Executive officers serve until they resign or replacements are appointed by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us.  Based solely on a review of the copies of the forms that we have received, we believe that all such forms required during 2002 were filed on a timely basis.

ITEM 11.                                              EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the three most recently completed fiscal years, the cash compensation, for services to us in all capacities, of (i) our Chief Executive Officer and (ii) the four persons who as of December 31, 2002 were the other most highly compensated executive officers of Aftermarket Technology Corp. and its subsidiaries:

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus (1)	Number of Securities Underlying Options (#)(2)	All Other Compensation(3)
Michael T. DuBose Chairman, President and Chief Executive Officer	2002	$550,000	$412,500	250,000	$1,025,400	(4)
	2001	474,615	1,211,615	100,000	22,139
	2000	470,000	425,777	100,000	23,800

Barry C. Kohn Chief Financial Officer	2002	$300,000	$150,000	100,000	$315,600	(5)
	2001	271,731	361,042	75,000	12,548
	2000	270,000	130,451	35,000	5,400	(6)

Paul J. Komaromy(7) President, Drivetrain Remanufacturing Division	2002	$287,500	$—	25,000	$3,922	(8)
	2001	270,000	45,000	50,000	3,876	(8)
	2000	238,850	81,000	50,000	156,746	(9)

Joseph Salamunovich Vice President, General Counsel and Secretary	2002	$220,000	$149,000	25,000	$11,454
	2001	201,154	177,788	30,000	12,256
	2000	197,308	96,630	20,000	2,599	(6)

John J. Machota Vice President, Human Resources	2002	$180,000	$121,000	25,000	$9,950
	2001	157,100	135,463	25,000	659
	2000	151,250	74,888	20,000	3,100	(6)

(1)                            Bonuses under our incentive compensation plan for a particular year are generally paid during the first quarter of the following year.

(2)                            Consists of options to purchase shares of our common stock, which options were issued pursuant to our 1996 Stock Incentive Plan, 1998 Stock Incentive Plan, 2000 Stock Incentive Plan or 2002 Stock Incentive Plan.  Pursuant to the stock incentive plans, the Compensation and Human Resources Committee of the Board of Directors makes recommendations to the Board of Directors regarding the amount, terms and conditions of each option to be granted.

(3)                            Consists of allowances for automobile, club dues and financial planning except where otherwise noted.

(4)                            Includes a special one-time payment of $1,000,000 made when Mr. DuBose entered into an amended and restated employment agreement in July 2002.  See “Employment Agreements” below.

(5)                            Includes a special one-time payment of $300,000 made when Mr. Kohn entered into an employment agreement in July 2002.  See “Employment Agreements” below.

(6)                            Consists of allowances for club dues and financial planning.

(7)                            Mr. Komaromy joined us in February 2000.

(8)                            Consists of allowances for club dues and financial planning.  We also provide Mr. Komaromy with a leased automobile.

(9)                            Consists of relocation benefits.

Set forth below is the annual base salary for our Chief Executive Officer and each of our other four most highly compensated executive officers as of February 14, 2003:

Name	Annual Base Salary
Michael T. DuBose	$550,000
Barry C. Kohn	300,000
Paul J. Komaromy	300,000
William L. Conley, Jr.	235,000
Joseph Salamunovich	220,000

Option Grants Table

Shown below is information concerning grants of options by us during 2002 to our Chief Executive Officer and each of our other four most highly compensated executive officers as of December 31, 2002:

	Individual Grants			Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(1)
	Number of Securities Underlying		% of Total Options Granted to Employees in
Name	Options Granted(#)		Fiscal Year	($/Share)	Date	5% ($)	10% ($)

Michael T. DuBose	250,000	(2)	30.9	$30.00	5/8/12	$1,825,422	$7,349,176
Barry C. Kohn	100,000	(2)	12.4	$30.00	5/8/12	730,169	2,939,670
Paul J. Komaromy	25,000	(3)	3.1	$22.90	5/8/12	360,042	912,418
Joseph Salamunovich	25,000	(3)	3.1	$22.90	5/8/12	360,042	912,418
John J. Machota	25,000	(3)	3.1	$22.90	5/8/12	360,042	912,418

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

(2)                            These options were granted under our 2002 Stock Incentive Plan.  All of the options vested and became exercisable on May 20, 2002.

(3)                            These options were granted under our 2002 Stock Incentive Plan.  One third of the options vest and become exercisable on each of May 8, 2003, 2004 and 2005.

Aggregated Option Exercises and Year-End Option Value Table

Shown below is information relating to (i) the exercise of stock options during 2002 by our Chief Executive Officer and each of our other four most highly compensated executive officers as of December 31, 2002 and (ii) the value of unexercised options for each of the CEO and such executive officers as of December 31, 2002:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael T. DuBose	277,930	$4,148,955	572,071	99,999	$1,628,506	$731,409
Barry C. Kohn	81,879	1,048,423	156,454	61,667	533,832	507,730
Paul J. Komaromy	33,335	352,327	—	91,665	—	421,951
Joseph Salamunovich	24,300	345,693	47,455	68,333	19,238	270,467
John J. Machota	—	—	38,334	66,666	181,172	242,328

(1)                            Based on the closing price of our common stock on the Nasdaq National Market System on December 31, 2002, which was $14.50 per share.

Employment Agreements

In July 2002 we entered into an amended and restated employment agreement with Mr. DuBose that provides that he will serve as our Chairman, President and CEO through January 2004, at an annual base salary of $550,000 (subject to adjustment at the discretion of our Board), and thereafter the agreement will automatically renew on a year-to-year basis unless either we or Mr. DuBose elect not to renew.  After Mr. DuBose ceases to be Chairman, President and CEO, he will serve for five years in a part-time capacity as Chairman Emeritus, or such other position as our Board of Directors determines, at an annual salary of $200,000.  When Mr. DuBose ceases to be Chairman, President and CEO for any reason other than termination for cause or voluntary resignation, he will receive payments totaling two times his base salary plus two times his target bonus under our incentive compensation plan plus a pro rata portion of his incentive compensation bonus for the year in which he ceases to be Chairman, President and CEO.  If Mr. DuBose ceases to be employed for any reason other than termination for cause or voluntary resignation before he transitions to part-time status, then he will also receive a payment of $1 million.  If Mr. DuBose transitions to part-time status but within five years thereafter ceases to be employed by us for any reason other than termination for cause or voluntary resignation, he will receive monthly payments of $16,666 for the balance of the five-year period.  Mr. DuBose will also receive medical benefits for up to ten years following the end of his employment.  The employment agreement contains a provision that Mr. DuBose will not compete against us during the period ending on the later of January 28, 2009 or the second anniversary of the date he ceases to be employed by us, which is considerably longer than the noncompetition provision contained in his previous employment agreement.  In connection with this amended and restated employment agreement, Mr. DuBose received a special one-time payment of $1,000,000.

In July 2002 we entered into an employment agreement with Mr. Kohn that provides that he will serve as our CFO through January 2004, at an annual base salary of $300,000 (subject to adjustment at the discretion of our Board), and thereafter the agreement will automatically renew on a year-to-year basis unless either we or Mr. Kohn elect not to renew.  After Mr. Kohn ceases to be CFO, he will serve for five years in a part-time capacity at an annual salary of $60,000.  When Mr. Kohn ceases to be CFO for any reason other than termination for cause or voluntary resignation, he will receive payments totaling 1.5 times his base salary plus 1.5 times his target bonus under our incentive compensation plan plus a pro rata portion of his incentive compensation bonus for the year in which he ceases to be CFO.  If Mr. Kohn ceases to be employed for any reason other than termination for cause or voluntary resignation before he transitions to part-time status, then he will also receive a payment of $300,000.  If Mr. Kohn transitions to part-time status but within five years thereafter ceases to be employed by us for any reason other than termination for cause or voluntary resignation, he will receive monthly payments of $5,000 for the balance of the five-year period.  Mr. Kohn will also receive medical benefits for up to 18 months following the end of his employment.  The employment agreement contains a provision that Mr. Kohn will not compete against us during the period ending on the later of January 28, 2009 or the second anniversary of the date he ceases to be employed by us, which is considerably longer than the noncompetition provision contained in our standard form of executive employment agreement.  In connection with this employment agreement, Mr. Kohn received a special one-time payment of $300,000.

We have entered into an employment agreement with each of our other executive officers that provides for a three-year term and is automatically renewable thereafter on a year-to-year basis.  The agreement includes a noncompetition provision for a period of 18 months from the termination of the executive officer’s employment with Aftermarket Technology Corp.  If the executive officer is terminated without cause, he will receive severance equal to his base salary for a period of 12 months after termination plus a pro rata portion of his incentive compensation bonus for the year in which he is terminated.  If the termination occurs within 18 months after a change of control, the executive will also receive a payment equal to his target bonus under the incentive compensation plan.

Any executive who ceases to be employed under circumstances that entitle him to severance payments will ordinarily receive those payments over time unless the end of employment occurs within 18 months after a change in control, in which case the severance will be made in a single payment.

Each of our executive employment agreements contains a confidentiality provision and a provision that prohibits the executive officer, during a specified period after leaving Aftermarket Technology Corp., from soliciting our employees for employment by other companies.

Stock Incentive Plans

Pursuant to our 1996, 1998, 2000 and 2002 stock incentive plans, officers, directors, employees and consultants of Aftermarket Technology Corp. and its affiliates are eligible to receive options to purchase common stock and other awards.  Awards under the 1996 plan are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares.  Awards under the 1998, 2000 and 2002 plans may take the form of stock options, annual incentive bonuses and incentive stock.

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

The aggregate number of shares of common stock that can be issued under the stock incentive plans may not exceed 5,350,000.  As of February 14, 2003, there were outstanding options to purchase an aggregate of 2,010,281 shares of common stock granted to our directors, officers and employees and certain independent contractors pursuant to the plans, and the number of shares available for issuance pursuant to options yet to be granted under the plans was 501,305.

In most cases, outstanding options are subject to certain vesting provisions and expire on the tenth anniversary of the date of grant.  The exercise prices of options outstanding under the stock incentive plans as of February 14, 2003 are as follows:

Number of Option Shares	Exercise Price
80,300	$4.563
22,070	5.00
33,121	5.0312
412,488	5.06
2,666	6.875
22,832	8.50
5,000	8.9375
29,663	9.00
5,000	9.125
200,000	10.00
173,388	11.125
130,333	11.4375
43,500	11.79
1,000	11.80
48,000	14.11
35,088	14.75
37,332	18.125
22,000	18.25
25,000	19.00
331,500	22.90
350,000	30.00
2,010,281

For information regarding options granted to our directors and officers, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Director Compensation

Directors do not receive cash compensation for service on our Board of Directors or its committees.  Directors are reimbursed for their expenses in connection with attending Board and committee meetings.

In 2000 each of Messrs. Anderson, Frey and Stonesifer received options to purchase 25,000 shares of our common stock at an exercise price of $11.125 per share.  In 2001 and 2002 each of Messrs. Anderson, Frey, Hartnett and Stonesifer received options to purchase 30,000 shares of our common stock at an exercise price of $5.06 per share and 25,000 shares of common stock at an exercise price of $22.90 per share, respectively.  The option exercise price in each case was equal to the closing price of a share of our common stock on the Nasdaq National Market System on the date the option was granted.  Each option vests and becomes exercisable in one-third increments on the first, second and third anniversaries of the date of grant.

Compensation and Human Resources Committee Interlocks and Insider Participation in Compensation Decisions

The members of our Compensation and Human Resources Committee are Messrs. Crowell, Parsky and Stonesifer.  Messrs. Crowell and Parsky are (i) two of the three stockholders and directors of Aurora Advisors, Inc., the general partner of Aurora Capital Partners, which is the general partner of Aurora Equity Partners, L.P., our largest stockholder, and (ii) two of the three stockholders and directors of Aurora Overseas Advisors, Ltd., the general partner of Aurora Overseas Capital Partners L.P., the general partner of Aurora Overseas Equity Partners I, L.P., another of our significant stockholders.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  In addition, Messrs. Crowell and Parsky are the senior members of Aurora Capital Group (of which

Aurora Equity Partners and Aurora Overseas Equity Partners are a part), which provides investment banking and management services to us pursuant to a management services agreement.  See Item 13. “Certain Relationships and Related Transactions.”

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth the beneficial ownership of our common stock (the only class of our issued and outstanding voting securities), as of February 14, 2003 by each of our directors, our Chief Executive Officer, each of our other four most highly compensated executive officers as of December 31, 2002, our directors and executive officers as a group, and each person who at February 14, 2003 was known to us to beneficially own more than 5% of our outstanding common stock.

	Number of Shares(1)	Voting Percentage
Aurora Equity Partners L.P. (other beneficial owners: Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder)(2)(3)	8,587,951	35.5

Aurora Overseas Equity Partners I, L.P. (other beneficial owners: Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder)(4)(5)	3,194,263	13.2

General Electric Pension Trust(6)	1,623,751	6.7
Wellington Management Co. LLP(7)	1,545,139	6.4
Michael T. DuBose(8)	605,404	2.4
Barry C. Kohn(9)	174,121		*
Paul J. Komaromy(10)	13,333		*
Joseph Salamunovich(11)	47,455		*
John J. Machota(12)	41,489		*
Robert Anderson(13)	—		*
Richard R. Crowell(2)(3)(4)(5)(14)	9,612,620	39.7
Dale F. Frey(15)	—		*
Mark C. Hardy	—		*
Dr. Michael J. Hartnett(16)	10,000		*
Gerald L. Parsky(2)(3)(4)(5)(14)	9,612,620	39.7
Richard K. Roeder(2)(3)(4)(5)(13)	9,612,620	39.7
J. Richard Stonesifer(17)	26,549		*
All directors and officers as a group (16 persons)(18)	10,538,971	42.0

*   Less than 1%.

(1)                            The shares of common stock underlying options granted under our stock incentive plans that are exercisable as of February 14, 2003 or that will become exercisable within 60 days thereafter (such options being referred to as “exercisable”) are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

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

(3)                            Consists of (i) 6,418,357 shares owned by Aurora Equity Partners, (ii) 1,623,751 shares owned by the General Electric Pension Trust (see Note 6 below) and (iii) 545,843 shares that are subject to an irrevocable proxy granted to the Aurora partnerships by some of our original stockholders, including Messrs. Crowell, Parsky and Roeder (the “Aurora Proxy”).  The Aurora Proxy terminates upon the earlier of the transfer of such shares or July 31, 2004.

(4)                            Aurora Overseas Equity Partners is a Cayman Islands limited partnership the general partner of which is Aurora Overseas Capital Partners, L.P., a Cayman Islands limited partnership, whose general partner is Aurora Overseas Advisors, Ltd.  Messrs. Crowell, Parsky and Roeder are the sole stockholders and directors of Aurora Overseas Advisor, are limited partners of Aurora Overseas Capital Partners and may be deemed to beneficially own the shares of the common stock beneficially owned by Aurora Overseas Equity Partners.  Aurora Overseas Equity Partners’ address is West Wind Building, P.O. Box 1111, Georgetown, Grand Cayman, Cayman Islands, B.W.I.

(5)                            Consists of (i) 1,024,669 shares owned by Aurora Overseas Equity Partners, (ii) 1,623,751 shares owned by the General Electric Pension Trust (see Note 6 below) and (iii) 545,843 shares that are subject to the Aurora Proxy.

(6)                            With limited exceptions, the General Electric Pension Trust has agreed to vote these shares in the same manner as the Aurora partnerships vote their respective shares of common stock.  This provision terminates upon the earlier of the transfer of such shares or July 31, 2004.  The GE Pension Trust’s address is 3003 Summer Street, Stamford, CT 06905.

(7)                            Wellington Management’s address is 75 State Street, Boston, Massachusetts 02109.

(8)                            Consists of shares subject to exercisable options.  Excludes 66,666 shares subject to options that are not exercisable.

(9)                            Consists of shares subject to exercisable options.  Excludes 50,000 shares subject to options that are not exercisable.

(10)                      Includes 8,333 shares subject to exercisable options.  Excludes 83,332 shares subject to options that are not exercisable.

(11)                      Consists of shares subject to exercisable options.  Excludes 68,333 shares subject to options that are not exercisable.

(12)                      Includes 38,334 shares subject to exercisable options.  Excludes 66,666 shares subject to options that are not exercisable.

(13)                      Excludes 53,334 shares subject to options that are not exercisable.

(14)                      The shares actually owned by this person (as distinguished from the shares that this person is deemed to beneficially own) are subject to the Aurora Proxy.

(15)                      Excludes 53,334 shares subject to options that are not exercisable.

(16)                      Consists of shares subject to exercisable options.  Excludes 45,000 shares subject to options that are not exercisable.

(17)                      Excludes 53,334 shares subject to options that are not exercisable.

(18)                      Includes 882,647 shares subject to exercisable options.  Excludes 618,332 shares subject to options that are not exercisable.

Unless otherwise noted above, the address of each person in the above table is One Oak Hill Center, Suite 400, Westmont, Illinois 60559.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2002:

Plan category

Number of securities to be issued upon exercise of outstanding options, warrants and rights

Weighted-average exercise price of outstanding options, warrants and rights

Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

(a)

(b)

(c)

Equity compensation plans approved by security holders

2,011,281

$

14.97

500,305

Equity compensation plans not approved by security holders

—

—

—

Total

2,011,281

500,305

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

We pay to Aurora Management Partners, which is a part of Aurora Capital Group, a base annual management fee for advisory and consulting services pursuant to a written management services agreement.  Aurora Management Partners is also entitled to reimbursements from us for all of its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the management services agreement.  The base annual management fee is subject to increase, at the discretion of the disinterested members of our board of directors, by up to an aggregate of $250,000 in the event that we consummate one or more significant corporate transactions.  The base annual management fee has not been increased as a result of any of our acquisitions.  The base annual management fee is also subject to increase for specified cost of living increases, although no such adjustment has been made in the last three years.  If our EBITDA in any year exceeds management’s budgeted EBITDA by 15.0% or more for that year, Aurora Management Partners is entitled to receive an additional management fee equal to one half of its base annual management fee for that year.  Because our EBITDA did not exceed management’s budgeted EBITDA by 15.0% in 2002, Aurora Management Partners did not receive this additional management fee in 2002.  The base annual management fee payable to Aurora Management Partners will be reduced as the collective beneficial ownership of our common stock by the Aurora partnerships declines below 50%.  If the Aurora partnerships’ collective beneficial ownership declines below 20%, the management services agreement will terminate.  At the beginning of 2002 the annual fee was $550,000 but was reduced to $330,000 in September 2002 when the Aurora partnerships’ collective beneficial ownership declined from approximately 66% to approximately 40% upon the completion of a secondary public offering in which the partnerships, the General Electric Pension Trust and holders of shares subject to the Aurora Proxy sold an aggregate of 3.94 million shares.  In 2002, we paid Aurora Management Partners a total of $476,000 in management fees.

If we consummate any significant acquisitions, Aurora Management Partners will be entitled to receive a fee from us for investment banking services in connection with the acquisition.  The fee is equal to 2.0% of the first $75.0 million of the acquisition consideration (including debt assumed and current assets retained)

and 1.0% of acquisition consideration (including debt assumed and current assets retained) in excess of $75.0 million.  Since our formation, we have paid approximately $5.2 million of fees to Aurora Management Partners for investment banking services in connection with our acquisitions.  In January 2001, we paid Aurora Management Partners a $750,000 fee for services in connection with the October 2000 sale of the Distribution Group.  We are not obligated to make any payment to Aurora Management Partners at any time that we are in default under our credit facility.

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

Pursuant to these registration rights, in June 2002, we registered 4,500,000 shares of our common stock for resale by the Aurora partnerships, General Electric Pension Trust, the members of our Board of Directors, our Chief Financial Officer and certain other stockholders, and paid $256,000 of SEC filing fees, legal fees and other expenses relating to the secondary offering.

ITEM 14.                                              CONTROLS AND PROCEDURES

Our management, including Chief Executive Officer Michael T. DuBose and Chief Financial Officer Barry C. Kohn, have evaluated our disclosure controls and procedures within the 90 days proceeding the date of this filing.  Under rules promulgated by the SEC, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of February 5, 2003, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after February 5, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a)                                  Index to Financial Statements, Financial Statement Schedules and Exhibits:

1.   Financial Statements Index

See Index to Financial Statements and Supplemental Data on page 38.

2.         Financial Statement Schedules Index

II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.   Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10–K, or are incorporated herein by reference.

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of Aftermarket Technology Corp (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

3.2

Amended and Restated Bylaws of Aftermarket Technology Corp (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.1

Stockholders Agreement, dated as of August 2, 1994, among Holdings, and certain of its stockholders, optionholders and warrant holders (the Stockholders Agreement) (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

10.2

Amendment No. 4 to Stockholders Agreement, dated as of December 16, 1996 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.3

Amended and Restated Tax Sharing Agreement, dated as of December 20, 1996, among Aftermarket Technology Holdings Corp., Aaron’s Automotive Products, Inc., ATC Components, Inc., CRS Holdings Corp., Diverco Acquisition Corp., H.T.P., Inc., Mamco Converters, Inc., R.P.M. Merit, Inc. and Tranzparts Acquisition Corp. (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.4

Amended and Restated Management Services Agreement, dated as of November 18, 1996, by and among Aftermarket Technology Corp., the subsidiaries of Aftermarket Technology Corp., and Aurora Capital Partners L.P. (previously filed as Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.5

Aftermarket Technology Corp. 1996 Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.6

Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.7

Form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.37 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.8

Asset Purchase Agreement, dated June 24, 1994, by and among RPM Merit, Donald W. White, John A. White, The White Family Trust and RPM Acquisition Corp. (previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

10.9

Lease, dated January 1, 1994, between CRW, Incorporated and Aaron’s Automotive Products, Inc. with respect to property located at 2600 North Westgate, Springfield, Missouri (previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

10.10

Amended and Restated Lease, dated as of June 1, 1997, by and among Confar Investors II, L.L.C. and Aaron’s Automotive Products, Inc. (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)

10.11

Sublease, dated April 20, 1994, between Troll Associates, Inc. and Component Remanufacturing Specialists, Inc. with respect to property located at 400 Corporate Drive, Mahwah, New Jersey (previously filed as Exhibit 10.40 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on November 6, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.12

Sublease Modification and Extension Agreement, dated as of February 28, 1996, between Olde Holding Company and Component Remanufacturing Specialists, Inc. with respect to property located at 400 Corporate Drive, Mahwah, New Jersey (previously filed as Exhibit 10.41 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on November 6, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.13

Stock Subscription Agreement, dated as of November 18, 1996, between Aftermarket Technology Corp. and the Trustees of the General Electric Pension Trust (previously filed as Exhibit 10.44 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.14

Asset Purchase Agreement dated as of July 31, 1997 among Automatic Transmission Shops Inc., C.W. Smith, ATS Remanufacturing, Inc. and Aftermarket Technology Corp. (previously filed as Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-35543) filed on September 12, 1997 and incorporated herein by this reference)

10.15

Lease Agreement dated as July 31, 1997 between C.W. Smith and ATS Remanufacturing, Inc. (previously filed as Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (File No. 333-35543) filed on September 12, 1997 and incorporated herein by this reference)

10.16

Form of Indemnification Agreement between Aftermarket Technology Corp. and directors and certain officers (previously filed as Exhibit 10.46 to Amendment No. 1 the Company’s Registration Statement on Form S-1 (File No. 333-35543) filed on October 1, 1997 and incorporated herein by this reference)

10.17

Aftermarket Technology Corp. 1998 Stock Incentive Plan (previously filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10.18

Stock Purchase Agreement dated as of September 1, 2000 between Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.19

Amendment to Stock Purchase Agreement dated as of October 27, 2000 between Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.20

Aftermarket Technology Corp. 2000 Stock Incentive Plan (previously filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

10.21	Amendment No. 2 to Stock Purchase Agreement dated as of May 25, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.)

(previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.22

Agreement dated as of July 2, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.23

Amendment No. 3 to Stock Purchase Agreement dated as of October 19, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.24

Amendment No. 4 to Stock Purchase Agreement dated as of December 28, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

10.25

Credit Agreement, dated as of February 8, 2002, made by Aftermarket Technology Corp., the several Lenders from time to time party thereto, J.P. Morgan Securities, Inc., JPMorgan Chase Bank and Credit Suisse First Boston (previously filed as Exhibit 10.1 to Amendment No. 1 the Company’s Registration Statement on Form S-3 (File No. 333-75618) filed on February 11, 2002 and incorporated herein by this reference)

10.26

Guarantee and Collateral Agreement, dated as of February 8, 2002, made by Aftermarket Technology Corp. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.2 to Amendment No. 1 the Company’s Registration Statement on Form S-3 (File No. 333-75618) filed on February 11, 2002 and incorporated herein by this reference)

*10.27	Form of Executive Employment Agreement between Aftermarket Technology Corp. and certain of its officers

10.28

Amended and Restated Employment Agreement, dated as of July 1, 2002, between Michael T. DuBose and Aftermarket Technology Corp. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by this reference)

*10.29	Amendment No. 5 to Stock Purchase Agreement dated as of August 2, 2002 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.)

10.30

Employment Agreement, dated as of July 1, 2002, between Barry C. Kohn and Aftermarket Technology Corp. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by this reference)

*10.31	Aftermarket Technology Corp. 2002 Stock Incentive Plan

21	List of Subsidiaries (previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

*23	Consent of Ernst & Young LLP, independent auditors

*  Filed herewith.

(b)        Reports on Form 8-K

During the quarter ended December 31, 2002 the Company did not file any reports on Form 8–K.

(c)        Refer to (a) 3 above.

(d)        Refer to (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2003.

AFTERMARKET TECHNOLOGY CORP

By:	/s/ Michael T. DuBose
Michael T. DuBose Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Michael T. DuBose	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2003
Michael T. DuBose
/s/ Barry C. Kohn	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2003
Barry C. Kohn

/s/ Robert Anderson	Director	February 25, 2003
Robert Anderson

/s/ Richard R. Crowell	Director	February 25, 2003
Richard R. Crowell

/s/ Dale F. Frey	Director	February 25, 2003
Dale F. Frey

/s/ Mark C. Hardy	Director	February 25, 2003
Mark C. Hardy

/s/ Michael J. Hartnett	Director	February 25, 2003
Michael J. Hartnett

/s/ Gerald L. Parsky	Director	February 25, 2003
Gerald L. Parsky

/s/ Richard K. Roeder	Director	February 25, 2003
Richard K. Roeder

/s/ J. Richard Stonesifer	Director	February 25, 2003
J. Richard Stonesifer

Certifications

I, Michael T. DuBose, certify that:

1. I have reviewed this annual report on Form 10-K of Aftermarket Technology Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 25, 2003

/s/ Michael T. DuBose
Michael T. DuBose, Chief Executive Officer

I, Barry C. Kohn, certify that:

1. I have reviewed this annual report on Form 10-K of Aftermarket Technology Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 25, 2003

/s/ Barry C. Kohn
Barry C. Kohn, Chief Financial Officer

Aftermarket Technology Corp.

Schedule II - Valuation and Qualifying Accounts

(In Thousands)

		Additions
	Balance at Beginning of Period	Charge (Income) to Costs and Expenses	Adjustments to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2000:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	867	1,219	—		462	(1)	1,624
Reserve for inventory obsolescence	4,494	5,765	(2,962	)(2)	821		6,476
Year ended December 31, 2001:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	1,624	(44)	—		373	(1)	1,207
Reserve for inventory obsolescence	6,476	915	1,764	(2)	4,134		5,021
Year ended December 31, 2002:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	1,207	338	—		225	(1)	1,320
Reserve for inventory obsolescence	5,021	424	237	(2)	713		4,969

(1)                                       Accounts written off, net of recoveries.

(2)                                       Asset valuation adjustments are due to the Company’s initial discontinuance of the independent aftermarket engines business during 2000 and its subsequent election to retain this business during 2001.

S-1