Form 10-Q
period 2003-03-31
AFTERMARKET TECHNOLOGY CORP
filed 2003-04-29
CIK 933405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 25, 2003, there were 24,211,786 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$63,328	$65,504
Accounts receivable, net	49,283	49,283
Inventories	72,895	70,262
Prepaid and other assets	5,959	4,891
Deferred income taxes	22,126	26,106
Total current assets	213,591	216,046

Property, plant and equipment, net	55,541	54,616
Debt issuance costs, net	4,869	5,152
Goodwill	169,149	168,229
Intangible assets, net	734	819
Other assets	9,192	9,168
Total assets	$453,076	$454,030

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$37,194	$37,963
Accrued expenses	26,139	29,996
Income taxes payable	816	847
Credit facility	11,305	15,805
Capital lease obligation	652	678
Amounts due to sellers of acquired companies	2,014	2,261
Deferred compensation	154	154
Liabilities of discontinued operations	303	330
Total current liabilities	78,577	88,034

Amount drawn on credit facility, less current portion	136,285	139,111
Amounts due to sellers of acquired companies, less current portion	6,614	6,474
Deferred compensation, less current portion	790	912
Capital lease obligation, less current portion	163	284
Other long-term liabilities	202	370
Deferred income taxes	14,361	12,410

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 30,000,000; Issued - 25,145,523 (including shares held in treasury)	251	251
Additional paid-in capital	193,869	193,869
Retained earnings	30,448	20,595
Accumulated other comprehensive loss	(513)	(309)
Common stock held in treasury, at cost (933,737 shares)	(7,971)	(7,971)
Total stockholders’ equity	216,084	206,435

Total liabilities and stockholders’ equity	$453,076	$454,030

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended March 31,
	2003	2002
	(Unaudited)
Net sales	$95,062	$101,266
Cost of sales	64,319	67,122
Gross profit	30,743	34,144

Selling, general and administrative expense	13,475	14,675
Amortization of intangible assets	83	83

Income from operations	17,185	19,386

Interest income	681	427
Other (expense) income, net	(31)	33
Equity in losses of investee	—	(63)
Termination of credit facility	—	(1,480)
Interest expense	(2,195)	(4,654)

Income before income taxes	15,640	13,649

Income tax expense	5,787	5,091

Net income	$9,853	$8,558

Per common share - basic:
Net income	$0.41	$0.40

Weighted average number of common shares outstanding	24,212	21,543

Per common share - diluted:
Net income	$0.40	$0.38

Weighted average number of common and common equivalent shares outstanding	24,502	22,387

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2003	2002
	(Unaudited)
Operating Activities:
Net income	$9,853	$8,558

Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Termination of credit facility	—	1,480
Depreciation and amortization	2,826	2,447
Amortization of debt issuance costs	282	352
Adjustments to provision for losses on accounts receivable	16	12
Loss (gain) on sale of equipment	10	(38)
Deferred income taxes	5,939	5,734
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	306	2,865
Inventories	(2,524)	4,080
Prepaid and other assets	(906)	424
Accounts payable and accrued expenses	(5,140)	(17,437)
Net cash provided by operating activities - continuing operations	10,662	8,477

Net cash used in operating activities - discontinued operations	(27)	(299)

Investing Activities:
Purchases of property, plant and equipment	(3,585)	(3,192)
Acquisition of company, net of cash received	(1,102)	—
Proceeds from sale of equipment	27	158
Net cash used in investing activities	(4,660)	(3,034)

Financing Activities:
Payments on credit facilities, net	(7,326)	(35,200)
Payment of debt issuance costs	—	(5,725)
Sale of common stock, net of offering costs	—	42,205
Payments on capital lease obligation	(192)	(287)
Proceeds from exercise of stock options	—	56
Payments on amounts due to sellers of acquired companies	(485)	—
Payments of deferred compensation related to acquired company	(138)	—
Net cash (used in) provided by financing activities	(8,141)	1,049

Effect of exchange rate changes on cash and cash equivalents	(10)	—

(Decrease) increase in cash and cash equivalents	(2,176)	6,193

Cash and cash equivalents at beginning of period	65,504	555
Cash and cash equivalents at end of period	$63,328	$6,748

Cash paid (refunded) during the period for:
Interest	$2,350	$7,928
Income taxes, net	(433)	2,166

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1:      Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior-year amounts have been reclassified to conform to the 2003 presentation.

Note 2:.     Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee and also include more detailed disclosures with respect to guarantees, including additional disclosures relating to product warranty liabilities (see Note 5 - Warranty Liability and Note 11 - Contingencies).  The initial recognition and measurement provisions of FIN 45 are  applicable on a prospective basis  to guarantees issued or modified after December 31, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s results of operations or its financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which (i) amends SFAS No. 123, Accounting for Stock-Based Compensation to add two new transitional approaches when changing from the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees intrinsic value method of accounting for stock-based employee compensation to the SFAS No. 123 fair value method and (ii) amends APB Opinion No. 28, Interim Financial Reporting to call for disclosure of SFAS No. 123 pro forma information on a quarterly basis.  The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for the stock options granted to its employees and directors.  Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.  For disclosures regarding stock options had compensation cost been determined in accordance with SFAS No. 123, see Note 10 – Stock-Based Compensation.

On January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  Per the provisions related to the classification of certain gains and losses on extinguishments of debt, the Company reclassified from an extraordinary item to income before income taxes the write-off of previously capitalized debt issuance costs of $1,480, or $928 net of income tax benefits of $552, in connection with the termination of the Company’s old credit facility during the three months ended March 31, 2002.

Note 3:      Inventories

Inventories consist of the following:

	March 31, 2003	December 31, 2002
Raw materials, including core inventories	$56,419	$56,215
Work-in-process	2,343	2,365
Finished goods	14,133	11,682
	$72,895	$70,262

Note 4.       Goodwill and Intangible Assets

In February 2003, the Company acquired substantially all of the assets of A-T.A.T., Inc., (doing business as Automotive Transmission and Transaxles) a small remanufacturer of automatic transmissions for sale to the independent aftermarket located in Springfield, Missouri (the “Seller”).  To complete this acquisition, the Company made cash payments totaling $1,110, including transaction fees and related expenses.  In addition, the Company is required to make subsequent cash payments to the Seller in the aggregate amount of $350 due in monthly installments through February 2008.  Goodwill recorded for A-T.A.T., Inc. approximated $1,067.  The operations of A-T.A.T., Inc. were not material to the Company’s consolidated operations.

Per the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually, the Company tests its goodwill for impairment during the third quarter of each fiscal year unless events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

As of March 31, 2003 and December 31, 2002, the Company’s definite lived intangible assets of $734 and $819, net of accumulated amortization of $1,129 and $1,046, primarily consisting of non-compete agreements, continue to be amortized over their useful lives.

Amortization expense for intangible assets during the three months ended March 31, 2003 and 2002 was $83.  Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2003 (remainder)	$215
2004	125
2005	125
2006	124
2007	124
2008	21

Note 5:      Warranty Liability

The Company offers various product warranties for (i) transmissions sold to its customers in the Drivetrain Remanufacturing segment and (ii) engines and transmissions sold to its independent aftermarket customers.  The specific terms and conditions of the warranties vary depending upon the customer and the product sold.  Factors that affect the Company’s warranty liability include number of products sold, historical and anticipated rates of warranty claims and cost per claim.  The Company accrues for estimated warranty costs as sales are made and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes to the Company’s warranty liability during the three months ended March 31, 2003 are summarized as follows:

Balance at December 31, 2002	$4,721
Warranties issued	1,112
Claims paid / settlements	(1,166)
Changes in liability for pre-existing warranties	(123)
Balance added through acquisition of company	120
Balance at March 31, 2003	$4,664

Note 6:      Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement in connection with a new credit facility (the “Credit Facility”).  The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principle payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with principle payable in quarterly installments over the six-year period (with 96% of the principle payable in the sixth year) and an annual excess cash flow sweep, as defined in the credit agreement, and (iii) a $50,000, five year revolving credit facility (the “Revolver”).  The Credit Facility also provides for the addition of one or more optional term loans of up to $100,000 in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

On November 21, 2002, the Company made an optional prepayment of $6,000, representing a portion of the excess cash flow sweep payable in connection with the first anniversary of the credit agreement.  The $4,500 balance of the excess cash flow sweep was paid on February 11, 2003.

At March 31, 2003 and December 31, 2002, $58,990 and $65,280 were outstanding under the A-Loan and $88,600 and $89,636 were outstanding under the B-Loans portions of the Credit Facility, respectively, and no amounts were outstanding under the Revolver.  In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $3,850 and $3,524 as of March 31, 2003 and December 31, 2002, respectively.

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

Note 7:      Comprehensive Income

The following table sets forth the computation of comprehensive income for the three months ended March 31, 2003 and 2002, respectively:

	For the three months ended March 31,
	2003	2002
Net income	$9,853	$8,558
Other comprehensive income (loss):
Derivative financial instruments, net of income taxes	110	113
Translation adjustments	(314)	(277)
	$9,649	$8,394

Note 8.       Reportable Segments

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to Ford, DaimlerChrysler, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment (i) sells select remanufactured and newly assembled engines to certain European OEMs, including Ford’s and General Motors’s European operations and Jaguar and (ii) remanufactures certain engines and transmissions that are transferred to our aftermarket distribution business, which is not a reportable segment, for sale directly into the independent aftermarket.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; (ii) a provider of returned material reclamation and disposition services and core management services primarily to Ford and to a lesser extent, General Motors and Mazda; and (iii) a provider of logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon.  The Company’s “Other” business unit, which is not reportable for segment reporting purposes, distributes domestic and foreign engines and, to a lesser extent, distributes domestic remanufactured transmissions from regional distribution points primarily to independent aftermarket customers.

Effective January 1, 2003, the Company revised its’ internal reporting to provide better alignment with its’ current organization structure and improve clarity of results of operations.  As a result, all remanufacturing activities are now reflected in our Drivetrain Remanufacturing segment.  Engines and transmissions, which are remanufactured for sale into the independent aftermarket, are now transferred to our “Other” business unit at cost, therefore all costs and operating profits related to the independent aftermarket sales are contained within this single business.  The results for the prior period have also been adjusted to reflect this change.

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

The following table summarizes financial information relating to the Company’s reportable segments’ and “Other” business unit for the three months ended March 31:

	Drivetrain Remanufacturing	Logistics	Other	Consolidated
2003:
Revenues from external customers	$68,536	$22,637	$3,889	$95,062
Income (loss) from operations	11,402	6,880	(1,097)	17,185
2002:
Revenues from external customers	$69,069	$28,420	$3,777	$101,266
Income (loss) from operations	11,521	8,330	(465)	19,386

Note 9:      Special Charges

Commencing in 1998, the Company implemented certain initiatives designed to improve operating efficiencies and reduce costs.  Following is an analysis of the related special charge reserve, which is classified as accrued expenses in the Consolidated Balance Sheets at March 31, 2003 and December 31, 2002:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total
Reserve at December 31, 2001	$1,794	$3,034	$3,961	$8,789
Provision adjustment 2002	(123)	(28)	(126)	(277)
Payments 2002	(1,537)	(1,087)	—	(2,624)
Asset write-offs 2002	—	—	(3,614)	(3,614)
Asset valuation adjustment 2002(1)	—	(122)	(221)	(343)
Reserve at December 31, 2002	134	1,797	—	1,931
Payments 2003	(85)	(132)	—	(217)
Reserve at March 31, 2003	$49	$1,665	$—	$1,714

(1)                                  Asset valuation adjustments are due to the Company’s initial discontinuance of the Engines business during 2000 and its subsequent election to retain this business during 2001.

Note 10:    Stock-Based Compensation

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to employees and directors.  Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.  The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended.

Had compensation cost for the Company’s stock options plans been determined in accordance with SFAS No. 123, the Company’s reported net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the three months ended March 31,
	2003	2002
Net income as reported	$9,853	$8,558
Stock-based employee compensation costs included in the determination of net income as reported, net of income taxes	—	—
Stock-based employee compensation costs that would have been included in the determination of net income if the fair value based method had been applied to all awards, net of income taxes	(366)	(212)
Pro forma net income as if the fair value based method had been applied to all awards	$9,487	$8,346

Basic earnings per common share:
As reported	$0.41	$0.40
Pro forma as if the fair value based method had been applied to all awards	0.39	0.39

Diluted earnings per common share:
As reported	$0.40	$0.38
Pro forma as if the fair value based method had been applied to all awards	0.39	0.37

Note 11:    Contingencies

At March 31, 2003 and December 31, 2002, amounts due to sellers of acquired companies and deferred compensation primarily consist of additional purchase price payable in connection with the Company’s 1997 purchase of the assets of ATS Remanufacturing.  The ATS acquisition agreement requires the Company to make subsequent payments to the seller and certain key individuals of the seller on each of the first 14 anniversaries of the closing date.  Through March 31, 2003, the Company had made subsequent payments totaling $8,023 related to the ATS acquisition.  Substantially all of the remaining payments, which aggregate to approximately $10,091 (present value $9,295 as of March 31, 2003), are contingent upon the attainment of certain sales levels by the Company to General Motors, which the Company believes has a substantial likelihood of being attained.  Amounts are payable through 2011.

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

One of the Company’s former subsidiaries, RPM, leased several facilities in Azusa, California located within what is now the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site.  The entity that leased the facilities to RPM has been identified by the United States Environmental Protection Agency, or EPA, as one of approximately nineteen potentially responsible parties, or PRPs, for environmental liabilities associated with the Superfund Site.  The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund) provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from PRPs.  PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators.  As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs.  As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard.  The EPA has preliminarily estimated that it will cost between $150,000 and $200,000 to construct and to operate for an indefinite period an interim remedial groundwater pumping and treatment system for the part of the San Gabriel Valley Superfund site within which RPM’s facilities, as well as those of many other potentially responsible parties, are or were located.  The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with this Superfund site are likely to be assessed.  RPM moved all manufacturing operations out of the San Gabriel Valley Superfund site area in 1995.  Since July 1995, RPM’s only real property interest in this area has been the lease of a 6,000 square foot storage and distribution facility.  The acquisition agreement by which the Company acquired the assets of RPM in 1994 and the leases pursuant to which the Company leased RPM’s facilities after it acquired the assets of RPM expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the closing of the acquisition, although the Company could become responsible for those liabilities under various legal theories.  The Company is indemnified against any such liabilities by the company that sold RPM to it as well as the shareholders of that company.  The Company has no information regarding the current financial condition of these indemnitors and there can be no assurance that the Company would be able to make any recovery under the indemnification provisions.  Although there can be no assurance, the Company believes that it will not incur any material liability as a result of RPM’s lease of properties within the San Gabriel Valley Superfund site.

In connection with the sale of the Distribution Group (the “DG Sale”) on October 27, 2000, the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG

Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases with terms ending on various dates during 2004 through 2007, were guaranteed by the Company.  These guarantees remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  As of March 31, 2003, these lease guarantees related to minimum lease obligations aggregated to $3,365 and $316 for real estate and personal property, respectively.

The Company has a 45% equity interest in an unconsolidated subsidiary whose bank credit facility is secured in part by a $850 letter of credit given by the Company to the lending bank in March 2002.  This letter of credit is to stay in effect until the expiration of the bank credit facility in April 2005.  As of March 31, 2003, the letter of credit had not been drawn upon and the Company believes that it is less than probable that the Company will incur a loss with respect to the letter of credit in the future, and therefore has not established a liability with respect thereto.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  Actual results may differ materially from those projected or implied in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1. ”Business—Certain Factors Affecting the Company” contained in our Annual Report on Form 10–K for the year ended December 31, 2002.  Please also refer to our other filings with the Securities and Exchange Commission.

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

Reserve for Inventory Obsolescence.  We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about market conditions, future demand and expected usage rates.  If actual market conditions are less favorable than those projected by management causing usage rates to vary from those estimated, additional inventory write-downs may be required, however these would not be expected to have a material adverse impact on our financial statements.

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

Results of Operations for the Three Month Period Ended March 31, 2003 Compared to the Three Month Period Ended March 31, 2002.

Net income increased $1.3 million, or 15.1%, to $9.9 million for the three months ended March 31, 2003 from $8.6 million for the three months ended March 31, 2002.  Net income per diluted share was $0.40 for the three months ended March 31, 2003 as compared to $0.38 for the three months ended March 31, 2002.  Included in our results for the three months ended March 31, 2002 is a charge of $0.9 million (net of tax) or $0.04 per diluted share, for the write-off of deferred debt issuance costs related to the termination of our old credit facility.  Per the provisions of SFAS No. 145, which the Company adopted on January 1, 2003, this charge has been reclassified from an extraordinary item to income before income taxes.  Excluding this item (i) net income increased slightly, primarily due to a reduction in interest expense partially offset by a decline in income from operations and (ii) earnings per diluted share decreased primarily due to the effect of the increase in the outstanding common and common equivalent shares outstanding during 2003 as compared to 2002.

Net Sales

Net sales decreased $6.2 million, or 6.1%, to $95.1 million for the three months ended March 31, 2003 from $101.3 million for the three months ended March 31, 2002.  This decrease was primarily due to a reduced volume of sales in our Logistics segment related to (i) the run-out of the OnStar telematics modification program in our Electronics business unit and (ii) a lower volume of cellular telephone related activities in our Logistics Services business unit due to a reduction in our customer’s in-channel wireless handset inventories combined with a lower price for those services as a result of a new agreement with AT&T Wireless Services for 2003.

Sales to Ford accounted for 32.9% and 34.5%, DaimlerChrysler accounted for 23.6% and 26.4%, AT&T Wireless Services accounted for 15.9% and 16.9% and General Motors accounted for 9.7% and 7.5% of the Company’s revenues for the three months ended March 31, 2003 and 2002, respectively.

Gross Profit

Gross profit decreased $3.4 million, or 10.0%, to $30.7 million for the three months ended March 31, 2003 from $34.1 million for the three months ended March 31, 2002.  Gross profit as a percentage of net sales decreased to 32.3% for the three months ended March 31, 2003 from 33.7% for the three months ended March 31, 2002.  The decrease was primarily the result of the reduced sales volumes and price decrease in our Logistics segment.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense decreased $1.2 million, or 8.2%, to $13.5 million for the three months ended March 31, 2003 from $14.7 million for the three months ended March 31, 2002.  The decrease was primarily the result of reduced compensation expense related to our incentive compensation program.  As a percentage of net sales, SG&A expense decreased slightly to 14.2% for the three months ended March 31, 2003 from 14.5% for the three months ended March 31, 2002.

Amortization of Intangible Assets

Amortization of intangible assets remained constant at $0.1 million for the three months ended March 31, 2003 and 2002.

Income from Operations

Income from operations decreased $2.2 million, or 11.3%, to $17.2 million for the three months ended March 31, 2003 from $19.4 million for the three months ended March 31, 2002.  This decrease is primarily the result of the decreased revenues in our logistics segment.  As a percentage of net sales, income from operations decreased to 18.1% in 2003 from 19.1% in 2002.

Interest Income

Interest income increased $0.3 million, or 75.0%, to $0.7 million for the three months ended March 31, 2003 from $0.4 million for the three months ended March 31, 2002.  This increase was primarily due to interest income earned on our increased cash balances invested in cash and cash equivalents during 2003 as compared to 2002.

Termination of Credit Facility

During the three months ended March 31, 2002, we recorded a charge of $1.5 million, related to the write-off of previously capitalized debt issuance costs in connection with the termination of our old credit facility.  This charge was previously classified as an extraordinary item of $0.9 million, net of income tax benefits of $0.6 million, but was reclassified to income before income taxes pursuant to our adoption of SFAS No. 145 on January 1, 2003.

Interest Expense

Interest expense decreased $2.5 million, or 53.2%, to $2.2 million for the three months ended March 31, 2003 from $4.7 million for the three months ended March 31, 2002.  This decrease was primarily due to a reduction in debt outstanding combined with a general decline in interest rates and the use of lower rate debt.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2003		2002
Net sales	$68.5	100.0%	$69.1	100.0%
Segment profit	$11.4	16.6%	$11.5	16.6%

Net Sales.  Net sales decreased $0.6 million, or 0.9%, to $68.5 million for the three months ended March 31, 2003 from $69.1 million for the three months ended March 31, 2002.  The decrease was primarily due to a reduction in volume of remanufactured transmissions sold to DaimlerChrysler, Ford and General Motors resulting from their implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units, mostly offset by (i) an increase in sales to General Motors of approximately $5 million related to a program that began in July, 2002 under which we charge General Motors for previously consigned direct material costs plus a fee for materials management and inventory carrying costs and (ii) an increase in sales to Honda resulting from the ramp-up of the transmission remanufacturing program we launched in late 2002.  Certain of our customers continue to refine their repair-versus-replace policies, which could result in further reductions in demand for our remanufactured transmissions in the future.

Sales to Ford accounted for 42.2% and 46.8%, DaimlerChrysler accounted for 32.8% and 38.6%, and General Motors accounted for 9.9% and 4.5% of segment revenues for the three months ended March 31, 2003 and 2002, respectively.

Segment Profit.  Segment profit decreased slightly to $11.4 million (16.6% of segment net sales) for the three months ended March 31, 2003 from $11.5 million (16.6% of segment net sales) for the three months ended March 31, 2002.  This resulted primarily from the volume and mix of revenues described above coupled with a price decrease on certain of our remanufactured transmissions being offset by benefits resulting from our lean and continuous improvement program and other cost reductions and favorable material variances.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2003		2002
Net sales	$22.6	100.0%	$28.4	100.0%
Segment profit	$6.9	30.5%	$8.3	29.2%

Net Sales.  Net sales decreased $5.8 million, or 20.4%, to $22.6 million for the three months ended March 31, 2003 from $28.4 million for the three months ended March 31, 2002.  This decrease was primarily attributable to (i) a decline in revenue associated with the run-out of the OnStar telematics modification program, (ii) a decline in sales for value-added warehouse and distribution services to AT&T Wireless driven by (a) a reduction in their in-channel wireless handset inventories and (b) a price reduction granted to AT&T Wireless Services in connection with the renewal of our contract at the end of 2002.  In the future we expect revenues from AT&T Wireless Services to decline further as services we perform related to the distribution of collateral marketing materials are transitioned to the printer of those materials.  We expect the transition to be completed during the third quarter of 2003.  We also expect to experience further pricing pressures with respect to the logistics services we continue to provide.  Sales to AT&T Wireless Services accounted for 66.6% and 60.4% of segment revenues for the three months ended March 31, 2003 and 2002, respectively.

Segment Profit.  Segment profit decreased $1.4 million, or 16.9%, to $6.9 million (30.5% of segment net sales) for the three months ended March 31, 2003 from $8.3 million (29.2% of segment net sales) for the three months ended March 31, 2002.  The decrease was primarily the result of changes in the price, volume and mix of revenues described above, partially offset by the benefits of our lean and continuous improvement program and other cost reductions.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2003		2002
Net sales	$3.9	100.0%	$3.8	100.0%
Segment loss	$(1.1)	(28.2)%	$(0.5)	(13.2)%

Net Sales.  Net sales increased $0.1 million, or 2.6%, to $3.9 million for the three months ended March 31, 2003 from $3.8 million for the three months ended March 31, 2002.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket.

Segment Loss.  Segment loss increased $0.6 million, to a loss of $1.1 million for the three months ended March 31, 2003 from a loss of $0.5 million for the three months ended March 31, 2002.  The increased loss was primarily the result of an increase in variable overhead costs combined with an increase in cost in support of our initiative to penetrate the independent aftermarket for remanufactured transmissions.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $63.3 million at March 31, 2003.  Net cash provided by operating activities from continuing operations was $10.7 million for the three-month period then ended.  Net cash used in investing activities of  $4.7 million for the period included $3.6 million primarily related to manufacturing equipment additions within our Drivetrain remanufacturing segment and $1.1 million for the acquisition of Automotive Transmission and Transaxles, a small remanufacturer of automatic transmissions for sale to the independent aftermarket.  Net cash used in financing activities of $8.1 million included net payments of $7.3 million made on the credit facility, $0.6 million in payment of contingent consideration related to a previous acquisition and $0.2 million of payments on capital lease obligations.  For 2003, we now expect to utilize approximately $15 million for capital expenditures, primarily to support new business, capacity expansion and cost reduction initiatives in each of our businesses.

Our credit facility provides for (i) a $75.0 million, five-year term loan payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95.0 million, six-year, two-tranche term loan payable in quarterly installments over the six-year period (with approximately 96% of the outstanding balance payable in the sixth year) and an annual excess cash flow sweep payable as defined in the credit agreement (see prepayment amounts below) and (iii) a $50.0 million, five-year revolving credit facility.  The credit facility also provides for the addition of one or more optional term loans of up to $100.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of  (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of March 31, 2003, the margins for the $75.0 million term loan and the $50.0 million revolving facility were 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.00% for Alternate Base Rate loans and 3.00% for Eurodollar Rate loans as of March 31, 2003.

During the fourth quarter of 2002, we made an optional prepayment of $6.0 million, representing a portion of the excess cash flow sweep payable in connection with the first anniversary of the credit agreement.  The $4.5 million balance of the excess cash flow sweep was paid on February 11, 2003.

As of March 31, 2003, our borrowing capacity under the revolving portion of our credit facility was $46.2 million.  In addition, we had cash and cash equivalents on hand of $63.3 million at March 31, 2003.

As part of an ownership agreement we have for a 45% interest in an unconsolidated subsidiary, we have given the subsidiary’s bank a $0.9 million letter of credit in the event of the subsidiary’s default on outstanding debt.

See Note 11 to our quarterly financial statements for information regarding other contingencies.

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

Based on the Company’s overall interest rate exposure during the three months ended March 31, 2003, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company’s consolidated financial position, results of operation or cash flows.  A 10% change in the rate of interest would not have a material effect on the Company’s financial position, results of operation or cash flows.

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

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Michael T. DuBose and Chief Financial Officer Barry C. Kohn, have evaluated our disclosure controls and procedures within the 90 days proceeding the date of this filing.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of February 5, 2003, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after February 5, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

AFTERMARKET TECHNOLOGY CORP.

Part II.        Other Information

Items 1-6 are not applicable.

AFTERMARKET TECHNOLOGY CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date:	April 29, 2003	/s/ Barry C. Kohn
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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: April 29, 2003

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: April 29, 2003

/s/ Barry C. Kohn
Barry C. Kohn, Chief Financial Officer