Form 10-Q
period 2003-06-30
AFTERMARKET TECHNOLOGY CORP
filed 2003-07-30
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of July 25, 2003, there were 24,213,120 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$69,846	$65,504
Accounts receivable, net	54,845	49,283
Inventories	68,795	70,262
Prepaid and other assets	4,714	4,891
Deferred income taxes	14,195	26,106
Total current assets	212,395	216,046

Property, plant and equipment, net	57,852	54,616
Debt issuance costs, net	4,588	5,152
Goodwill	169,518	168,229
Intangible assets, net	653	819
Other assets	9,461	9,168
Total assets	$454,467	$454,030

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$34,959	$37,963
Accrued expenses	29,182	29,996
Income taxes payable	977	847
Credit facility	12,173	15,805
Capital lease obligation	629	678
Amounts due to sellers of acquired companies	2,074	2,261
Deferred compensation	154	154
Liabilities of discontinued operations	292	330
Total current liabilities	80,440	88,034

Amount drawn on credit facility, less current portion	132,591	139,111
Amounts due to sellers of acquired companies, less current portion	6,614	6,474
Deferred compensation, less current portion	806	912
Capital lease obligation, less current portion	24	284
Other long-term liabilities	25	370
Deferred income taxes	10,445	12,410

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 30,000,000; Issued - 25,146,857 and 25,145,523 (including shares held in treasury)	251	251
Additional paid-in capital	193,880	193,869
Retained earnings	36,947	20,595
Accumulated other comprehensive income (loss)	415	(309)
Common stock held in treasury, at cost (933,737 shares)	(7,971)	(7,971)
Total stockholders’ equity	223,522	206,435

Total liabilities and stockholders’ equity	$454,467	$454,030

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Net sales:
Products	$78,337	$72,803	$150,762	$145,649
Services	21,748	27,903	44,385	56,323
Total net sales	100,085	100,706	195,147	201,972

Cost of sales
Products	63,011	50,230	115,810	102,847
Products - special charges	200	—	200	—
Services	10,130	14,029	21,650	28,534
Total cost of sales	73,341	64,259	137,660	131,381

Gross profit	26,744	36,447	57,487	70,591

Selling, general and administrative expense	14,366	16,176	27,841	30,851
Amortization of intangible assets	84	83	167	166
Special charges	731	—	731	—

Income from operations	11,563	20,188	28,748	39,574

Interest income	720	634	1,401	1,061
Other income, net	61	42	30	75
Equity in income (losses) of investee	113	(56)	113	(119)
Redemption of senior notes	—	(3,022)	—	(3,022)
Termination of credit facility	—	—	—	(1,480)
Interest expense	(2,141)	(2,824)	(4,336)	(7,478)

Income before income taxes	10,316	14,962	25,956	28,611

Income tax expense	3,817	5,532	9,604	10,623

Net income	$6,499	$9,430	$16,352	$17,988

Per common share - basic:
Net income	$0.27	$0.40	$0.68	$0.79

Weighted average number of common shares outstanding	24,212	23,759	24,212	22,651

Per common share - diluted:
Net income	$0.27	$0.38	$0.67	$0.76

Weighted average number of common and common equivalent shares outstanding	24,413	24,663	24,458	23,525

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2003	2002
	(Unaudited)
Operating Activities:
Net income	$16,352	$17,988

Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Termination of credit facility and redemption of senior notes	—	4,502
Depreciation and amortization	5,734	4,976
Amortization of debt issuance costs	564	643
Adjustments to provision for losses on accounts receivable	88	270
Loss (gain) on sale of equipment	14	(17)
Deferred income taxes	9,934	10,757
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	(5,062)	4,391
Inventories	1,788	7,155
Prepaid and other assets	442	1,484
Accounts payable and accrued expenses	(4,752)	(20,431)
Net cash provided by operating activities - continuing operations	25,102	31,718

Net cash used in operating activities - discontinued operations	(38)	(256)

Investing Activities:
Purchases of property, plant and equipment	(8,525)	(7,255)
Acquisition of company, net of cash received	(1,095)	—
Proceeds from sale of equipment	52	153
Net cash used in investing activities	(9,568)	(7,102)

Financing Activities:
(Payments) borrowings on credit facilities, net	(10,153)	91,750
Payment of debt issuance costs	—	(5,976)
Redemption of senior subordinated notes	—	(112,593)
Sale of common stock, net of offering costs	—	42,012
Payments on capital lease obligation	(377)	(604)
Proceeds from exercise of stock options	9	2,714
Payments on amounts due to sellers of acquired companies	(522)	—
Payments of deferred compensation related to acquired company	(138)	—
Net cash (used in) provided by financing activities	(11,181)	17,303

Effect of exchange rate changes on cash and cash equivalents	27	30

Increase in cash and cash equivalents	4,342	41,693

Cash and cash equivalents at beginning of period	65,504	555
Cash and cash equivalents at end of period	$69,846	$42,248

Cash paid (refunded) during the period for:
Interest	$4,250	$12,342
Income taxes, net	(613)	2,430

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Note 2:  Reclassification of Extraordinary Items

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  Per the provisions of this statement related to the classification of certain gains and losses on extinguishments of debt, the Company reclassified from extraordinary items to income before income taxes (i) a call premium and write-off of previously capitalized debt issuance costs totaling $3,022 ($1,900 net of income tax benefits of $1,122) in connection with the entire redemption of its 12% Series B and D Senior Subordinated Notes (“Senior Notes”) during the three months ended June 30, 2002 and (ii) the write-off of previously capitalized debt issuance costs of $1,480 ($928 net of income tax benefits of $552) in connection with the termination of the Company’s old credit facility during the three months ended March 31, 2002.

Note 3:  Inventories

Inventories consist of the following:

	June 30, 2003	December 31, 2002

Raw materials, including core inventories	$56,454	$56,215
Work-in-process	1,819	2,365
Finished goods	10,522	11,682
	$68,795	$70,262

Note 4.  Goodwill and Intangible Assets

In February 2003, the Company acquired substantially all of the assets of A-T.A.T., Inc., (doing business as Automotive Transmission and Transaxles) a small remanufacturer of automatic transmissions for sale to the independent aftermarket located in Springfield, Missouri (the “Seller”).  To complete this acquisition, the Company made cash payments totaling $1,095, including transaction fees and related expenses.  In addition, the Company is required to make subsequent cash payments to the Seller in the aggregate amount of $350 due in monthly installments through February 2008.  Goodwill recorded for A-T.A.T., Inc. approximated $1,067.  The operations of A-T.A.T., Inc. were not material to the Company’s consolidated operations.

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

As of June 30, 2003 and December 31, 2002, the Company’s definite lived intangible assets of $653 and $819, net of accumulated amortization of $1,215 and $1,046, respectively, primarily consist of non-compete agreements being amortized over their useful lives.

Amortization expense for intangible assets was $84 and $83 for the three months ended June 30, 2003 and 2002, respectively, and $167 and $166 for the six months ended June 30, 2003 and 2002, respectively.  Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2003 (remainder)	$132
2004	125
2005	125
2006	125
2007	125
2008	21

Note 5.  Other Assets – Long Term

Other Assets – Long Term include a senior subordinated promissory note (“Buyer Note”) received by the Company as part of the proceeds from the sale of ATC Distribution Group, Inc. (“Distribution Group”) in October of 2000.  The Buyer Note, which matures on October 28, 2005, has a principle amount of $10,050 and is carried at estimated fair values of $8,903 and $8,627 as of June 30, 2003 and December 31, 2002, respectively.

Note 6:  Warranty Liability

The Company offers various product warranties for (i) transmissions sold to its customers in the Drivetrain Remanufacturing segment and (ii) engines and transmissions sold to its independent aftermarket customers.  The specific terms and conditions of the warranties vary depending upon the customer and the product sold.  Factors that affect the Company’s warranty liability include number of products sold, historical and anticipated rates of warranty claims and cost per claim.  The Company accrues for estimated warranty costs as sales are made and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.    Changes to the Company’s warranty liability during the six months ended June 30, 2003 are summarized as follows:

Balance at December 31, 2002	$4,721
Warranties issued	2,511
Claims paid / settlements	(2,286)
Changes in liability for pre-existing warranties	(169)
Balance added through acquisition of company	120
Balance at June 30, 2003	$4,897

Note 7:  Credit Facility

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

At June 30, 2003 and December 31, 2002, $56,388 and $65,280 were outstanding under the A-Loan and $88,376 and $89,636 were outstanding under the B-Loans portions of the Credit Facility, respectively, and no amounts were outstanding under the Revolver.  In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $3,189 and $3,524 as of June 30, 2003 and December 31, 2002, respectively.

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

Note 8.  Reportable Segments

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to Ford, DaimlerChrysler, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment (i) sells select remanufactured and newly assembled engines to certain European OEMs, including Ford’s and General Motors’s European operations and Jaguar and (ii) remanufactures certain engines and transmissions that are transferred to our aftermarket distribution business, which is not a reportable segment, for sale directly into the independent aftermarket.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse and distribution services, turnkey order fulfillment and information services for AT&T Wireless Services; (ii) a provider of returned material reclamation and disposition services and core management services to Ford and General Motors and to a lesser extent, Mazda; and (iii) a provider of logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon.  The Company’s “Other” business unit, which is not reportable for segment reporting purposes, distributes domestic and foreign engines and, to a lesser extent, distributes domestic remanufactured transmissions from regional distribution points primarily to independent aftermarket customers.

Effective January 1, 2003, the Company revised its internal reporting to provide better alignment with its current organization structure and improve clarity of results of operations.  As a result, all remanufacturing activities are now reflected in our Drivetrain Remanufacturing segment.  Engines and transmissions that are remanufactured for sale into the independent aftermarket are now transferred to our “Other” business unit at cost, therefore all costs and operating profits related to the independent aftermarket sales are contained within this single business.  The results for the prior period have also been adjusted to reflect this change.

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

The following table summarizes financial information relating to the Company’s reportable segments and “Other” business unit:

	Drivetrain Remanufacturing	Logistics	Other	Consolidated
For the three months ended June 30, 2003:
Revenues from external customers	$73,751	$21,748	$4,586	$100,085
Special charges	858	73	—	931
Income (loss) from operations	5,659	7,210	(1,306)	11,563
For the six months ended June 30, 2003:
Revenues from external customers	$142,287	$44,385	$8,475	$195,147
Special charges	858	73	—	931
Income (loss) from operations	17,061	14,090	(2,403)	28,748

For the three months ended June 30, 2002:
Revenues from external customers	$69,045	$27,903	$3,758	$100,706
Income (loss) from operations	12,774	7,558	(144)	20,188
For the six months ended June 30, 2002:
Revenues from external customers	$138,114	$56,323	$7,535	$201,972
Income (loss) from operations	24,295	15,888	(609)	39,574

Note 9:  Special Charges

Commencing in 1998, the Company has implemented certain initiatives designed to improve operating efficiencies and reduce costs and, as a result, has recorded liabilities for costs classified as special charges in the accompanying statements of income.

During the three months ended June 30, 2003, within the Drivetrain Remanufacturing segment, the Company made a decision to consolidate its transmission remanufacturing facility located in Mahwah, New Jersey into its facility in Oklahoma City, Oklahoma.  This decision was primarily driven by an expectation of lower operating costs (primarily labor and facility related).   In addition, the Company is able to move from its leased facility located in New Jersey, which lease expires on December 31, 2003, to a Company-owned idle facility in Oklahoma City.  The relocation from the New Jersey facility to the Oklahoma City facility is expected to be complete by the end of 2003 and the project is expected to result in annual cost savings of approximately $2 million beginning in 2004.

Total costs of $858 incurred during the three months ended June 30, 2003 include (i) severance and related costs of $483 for 27 indirect manufacturing employees and certain management personnel and $163 of severance costs provided under the provisions of the United

States Worker Adjustment and Retraining Notification Act for 29 hourly employees, (ii) $474 of exit costs primarily related to the cost to relocate certain management employees from the Mahwah facility to the facility in Oklahoma City reduced by an income item of $462 related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at the Mahwah facility that is no longer needed due to the exit from this facility and (iii) $200 for the write-down of raw materials inventory no longer required.

Also during the three months ended June 30, 2003, within the Logistics segment, the Company made a decision to implement a cost reduction program in order to address the reduction in revenues within the segment primarily related to (i) services the Company performs related to the distribution of collateral marketing materials being transitioned to the printer of those materials and (ii) additional price concessions provided to AT&T Wireless Services as result of our new agreement.  Total costs of $73 incurred during the three months ended June 30, 2003 include $44 of severance and related costs primarily for nine operational support personnel and $29 for the write-down of certain fixed assets that were determined impaired due to the lower sales volumes.  Once this cost reduction activity is complete, which is expected by the end of 2003, it is expected to result in annual cost savings of approximately $1 million.

Following is an analysis of the special charge reserves and accruals as of June 30, 2003:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total
Facilities Consolidation Costs:
Total amount expected to be incurred	$1,450	$863	$941	$3,254
Amount incurred to date and during the six months ended June 30, 2003	$646	$12	$200	$858
Payments - 2003	(12)	(11)	—	(23)
Reclassification	—	462	—	462
Balance as of June 30, 2003	$634	$463	$200	$1,297

Logistics Segment Cost Reduction Programs:
Total amount expected to be incurred	$315	$—	$315	$630
Amount incurred to date and during the six months ended June 30, 2003	$44	$—	$29	$73
Asset write-offs 2003	—	—	(29)	(29)
Balance as of June 30, 2003	$44	$—	$—	$44

Pre-SFAS No. 146 Special Charge Reserves:
Reserve at December 31, 2002	$134	$1,797	$—	$1,931
Payments 2003	(86)	(131)	—	(217)
Reclassification	—	(462)	—	(462)
Reserve at June 30, 2003	$48	$1,204	$—	$1,252

Note 10:  Stock-Based Compensation

The Company has elected to adopt the disclosure only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and continues to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to its employees and directors.  Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.  The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended.

Had compensation cost for the Company’s stock options plans been determined in accordance with SFAS No. 123, the Company’s reported net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net income as reported	$6,499	$9,430	$16,352	$17,988
Stock-based employee compensation costs included in the determination of net income as reported, net of income taxes	—	—	—	—
Stock-based employee compensation costs that would have been included in the determination of net income if the fair value based method had been applied to all awards, net of income taxes	(457)	(1,106)	(823)	(1,318)
Pro forma net income as if the fair value based method had been applied to all awards	$6,042	$8,324	$15,529	$16,670

Basic earnings per common share:
As reported	$0.27	$0.40	$0.68	$0.79
Pro forma as if the fair value based method had been applied to all awards	0.25	0.35	0.64	0.74

Diluted earnings per common share:
As reported	$0.27	$0.38	$0.67	$0.76
Pro forma as if the fair value based method had been applied to all awards	0.25	0.34	0.63	0.71

Note 11:  Comprehensive Income

The following table sets forth the computation of comprehensive income:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net income	$6,499	$9,430	$16,352	$17,988
Other comprehensive income (loss):
Derivative financial instruments, net of income taxes	111	(44)	221	69
Translation adjustments	817	1,071	503	794
	$7,427	$10,457	$17,076	$18,851

Note 12:  Contingencies

At June 30, 2003 and December 31, 2002, amounts due to sellers of acquired companies and deferred compensation primarily consist of additional purchase price payable in connection with the Company’s 1997 purchase of the assets of ATS Remanufacturing.  The ATS acquisition agreement requires the Company to make subsequent payments to the seller and certain key individuals of the seller on each of the first 14 anniversaries of the closing date.  Through June 30, 2003, the Company had made subsequent payments totaling $8,040 related to the ATS acquisition.  Substantially all of the remaining payments, which aggregate to approximately $10,091 (present value $9,401 as of June 30, 2003), are contingent upon the attainment of certain sales levels by the Company to General Motors, which the Company believes has a substantial likelihood of being attained.  Amounts are payable through 2011.

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

One of the Company’s former subsidiaries, RPM, leased several facilities in Azusa, California located within what is now the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site.  The entity that leased the facilities to RPM has been identified by the United States Environmental Protection Agency, or EPA, as one of approximately nineteen potentially responsible parties, or PRPs, for environmental liabilities associated with the Superfund Site.  The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund) provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from PRPs.  PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators.  As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs.  As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard.  The EPA has preliminarily estimated that it will cost between $150,000 and $200,000 to construct and to operate for an indefinite period an interim remedial groundwater pumping and treatment system for the part of the San Gabriel Valley Superfund site within which RPM’s facilities, as well as those of many other potentially responsible parties, are or were located.  The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with this Superfund site are likely to be assessed.  RPM moved all manufacturing operations out of the San Gabriel Valley Superfund site area in 1995.  Since July 1995, RPM’s only real property interest in this area has been the lease of a 6,000 square foot storage and distribution facility.  Neither the Company nor any of its affiliates has been named by the EPA as a PRP for the Superfund Site and, based on the Company’s limited connection with the Site, the Company does not believe that it is likely to be identified as such in the future.  Furthermore, the acquisition agreement by which the Company acquired the assets of RPM in 1994 and the leases pursuant to which the Company leased RPM’s facilities after it acquired the assets of RPM expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the closing of the acquisition, although the Company could become responsible for those liabilities under various legal theories.  The Company is indemnified against any such liabilities by the company that sold RPM to it as well as the shareholders of that company, although the Company has no information regarding the current financial condition of these indemnitors and there can be no assurance that the Company would be able to make any recovery under the indemnification provisions.  While there can be no assurance, the Company believes that it will not incur any material liability as a result of RPM’s lease of properties within the San Gabriel Valley Superfund site.

In connection with the sale of the Distribution Group (the “DG Sale”) on October 27, 2000, the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases with terms ending on various dates during 2004 through 2007, were guaranteed by the Company.  These guarantees remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  As of June 30, 2003, these lease guarantees related to minimum lease obligations totaling $3,170 and $276 for real estate and personal property, respectively.

The Company has a 45% equity interest in an unconsolidated subsidiary whose bank credit facility is secured in part by a $850 letter of credit given by the Company to the lending bank in March 2002.  This letter of credit is to stay in effect until the expiration of the bank credit facility in April 2005.  As of June 30, 2003, the letter of credit had not been drawn upon and the Company believes that it is less than probable that the Company will incur a loss with respect to the letter of credit in the future, and therefore has not established a liability with respect thereto.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  Actual results may differ materially from those projected or implied in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1. ”Business—Certain Factors Affecting the Company” contained in our Annual Report on Form 10-K for the year ended December 31, 2002.  Please also refer to our other filings with the Securities and Exchange Commission.

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

Results of Operations for the Three Month Period Ended June 30, 2003 Compared to the Three Month Period Ended June 30, 2002.

Net income decreased $2.9 million, or 30.9%, to $6.5 million for the three months ended June 30, 2003 from $9.4 million for the three months ended June 30, 2002.  Net income per diluted share was $0.27 for the three months ended June 30, 2003 as compared to $0.38 for the three months ended June 30, 2002.  Included in our results for the three months ended June 30, 2003, are special charges of $0.6 million (net of tax) primarily related to the closure of our transmission remanufacturing facility located in Mahwah, New Jersey.  Included in our results for the three months ended June 30, 2002 is a charge of $1.9 million (net of tax), for a call premium and write-off of previously capitalized debt issuance costs related to the redemption of our Senior Notes.  Per the provisions of SFAS No. 145, which the Company adopted on January 1, 2003, this charge has been reclassified from an extraordinary item to income before income taxes.  Excluding these items, the $4.2 million decrease in net income was primarily due to:

•      price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements;

•      volume declines and associated disruptions in our Drivetrain segment caused by the implementation by certain of our OE customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units;

partially offset by:

•      a Ford-driven product promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories and which we believe will result in reduced volumes in the third quarter as inventories return to normal levels;

•      the ramp-up of the Honda transmission remanufacturing program; and

•      benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales

Net sales decreased $0.6 million, or 0.6%, to $100.1 million for the three months ended June 30, 2003 from $100.7 million for the three months ended June 30, 2002.  This decrease was primarily due to:

•      lower volumes of Chrysler, Ford and General Motors remanufactured transmissions which result from their implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units, and

•      price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements, a portion of which were retroactive to January 1, 2003;

largely offset by:

•      a Ford-driven product promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories and which we believe will result in reduced volumes in the third quarter as inventories return to normal levels;

•      the ramp-up of the Honda transmission remanufacturing program which began in late 2002; and

•      an increase in sales to General Motors of approximately $4 million related to a program that began in July, 2002 under which we charge General Motors for previously consigned direct material costs plus a fee for materials management and inventory carrying costs.

Beginning in the third quarter, revenues from AT&T Wireless Services will decline further as (i) services we perform related to the distribution of collateral marketing materials are transitioned to the printer of those materials and (ii) additional price concessions granted in connection with the negotiation of a new agreement become effective, partially offset by revenue generated by additional services to be provided as a result of the new agreement.

Sales to Ford accounted for 38.8% and 36.9%, DaimlerChrysler accounted for 16.4% and 24.6%, AT&T Wireless Services accounted for 15.4% and 18.3% and General Motors accounted for 8.2% and 6.6% of the Company’s revenues for the three months ended June 30, 2003 and 2002, respectively. Additionally, sales to Honda increased from zero for the three months ended June 30, 2002 to 7.2% of the Company’s revenues for the three months ended June 30, 2003.

Gross Profit

Gross profit decreased $9.7 million, or 26.6%, to $26.7 million for the three months ended June 30, 2003 from $36.4 million for the three months ended June 30, 2002.  The decrease was primarily the result of the factors described above under “Net Sales” and the effect of our on-going lean and continuous improvement program and other cost reduction initiatives.

Gross profit as a percentage of net sales decreased to 26.7% for the three months ended June 30, 2003 from 36.2% for the three months ended June 30, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense decreased $1.8 million, or 11.1%, to $14.4 million for the three months ended June 30, 2003 from $16.2 million for the three months ended June 30, 2002.  The decrease was primarily the result of reduced compensation expense related to our incentive compensation program combined with benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by an increase in growth support costs related to our initiative to penetrate the independent aftermarket.  As a percentage of net sales, SG&A expense decreased to 14.4% for the three months ended June 30, 2003 from 16.1% for the three months ended June 30, 2002.

Amortization of Intangible Assets

Amortization of intangible assets remained constant at $0.1 million for the three months ended June 30, 2003 and 2002.

Special Charges

During the three months ended June 30, 2003, we recorded $0.9 million of special charges ($0.6 million net of tax) including (i) $0.8 million for our Drivetrain Remanufacturing segment related to our decision to close our transmission remanufacturing facility located in Mahwah, New Jersey, consisting of $1.1 million for severance and related costs and $0.2 million of inventory write-downs (classified as Cost of Sales Products – Special Charges), partially offset by income of $0.5 related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at this plant, and (ii) $0.1 million for our Logistics segment primarily for severance and related costs associated with certain cost reduction activities.

Income from Operations

Income from operations decreased $8.6 million, or 42.6%, to $11.6 million for the three months ended June 30, 2003 from $20.2 million for the three months ended June 30, 2002.  This decrease was primarily the result of the factors described above under “Gross Profit” and “Selling, General and Administrative Expenses.”

As a percentage of net sales, income from operations decreased to 11.6% in 2003 from 20.0% in 2002.

Interest Income

Interest income increased $0.1 million, or 16.6%, to $0.7 million for the three months ended June 30, 2003 from $0.6 million for the three months ended June 30, 2002.  This increase was primarily due to interest income earned on our increased cash balances invested in cash and cash equivalents during 2003 as compared to 2002.

Equity in Income (Losses) of Investee

During the three months ended June 30, 2003, we recorded $0.1 million of income from our equity investment in our unconsolidated subsidiary as compared to a loss of $0.1 million in 2002.

Redemption of Senior Notes

During the three months ended June 30, 2002, we recorded a charge of $3.0 million, related to the payment of a call premium and the write-off of previously capitalized debt issuance costs in connection with the redemption of our Senior Notes.  This charge was previously classified as an extraordinary item of $1.9 million, net of income tax benefits of $1.1 million, but was reclassified to income before income taxes pursuant to our adoption of SFAS No. 145 on January 1, 2003.

Interest Expense

Interest expense decreased $0.7 million, or 25.0%, to $2.1 million for the three months ended June 30, 2003 from $2.8 million for the three months ended June 30, 2002.  This decrease was primarily due to a reduction in debt outstanding combined with a general decline in interest rates.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2003		2002
Net sales	$73.8	100.0%	$69.0	100.0%

Segment profit before special charges	$6.5	8.8%	$12.8	18.6%

Less: Special charges	0.8		—

Segment profit	$5.7	7.7%	$12.8	18.6%

Net Sales.  Net sales increased $4.8 million, or 7.0%, to $73.8 million for the three months ended June 30, 2003 from $69.0 million for the three months ended June 30, 2002.  The increase was primarily due to:

•      the ramp-up of the Honda transmission remanufacturing program which began in late 2002, and

•      an increase in sales to General Motors of approximately $4 million related to a program that began in July, 2002 under which we charge General Motors for previously consigned direct material costs plus a fee for materials management and inventory carrying costs;

partially offset by:

•      lower volumes of Chrysler, Ford and General Motors remanufactured transmissions which result from their implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units. This reduction was partially offset by a Ford-driven product promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories and which we believe will result in reduced volumes in the third quarter as inventories return to normal levels; and

•      price concessions provided to certain customers as a result of negotiating and extending certain agreements, a portion of which was retroactive to January 1, 2003.

Sales to Ford accounted for 49.7% and 50.0%, DaimlerChrysler accounted for 22.2% and 35.9%, and General Motors accounted for 9.2% and 4.9% of segment revenues for the three months ended June 30, 2003 and 2002, respectively. Additionally, sales to Honda increased from zero for the three months ended June 30, 2002 to 9.8% of segment revenues for the three months ended June 30, 2003.

Special Charges.  During the three months ended June 30, 2003, we recorded net special charges of $0.8 million related to our transmission remanufacturing facility located in Mahwah, New Jersey comprised of $1.1 million for severance and related costs and $0.2 million of inventory write-downs related to the decision made during the three months ended June 30, 2003 to close this facility, partially offset by income of $0.5 related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at this plant.

Segment Profit.  Segment profit decreased $7.1 million, or 55.5%, to $5.7 million (7.7% of segment net sales) for the three months ended June 30, 2003 from $12.8 million (18.6% of segment net sales) for the three months ended June 30, 2002.  Excluding the special charges of $0.8 million recorded during 2003, segment profit decreased $6.3 million, or 49.2%, to $6.5 million (8.8% of segment net sales) for the three months ended June 30, 2003.  This decrease was primarily due to:

•      volume declines and associated disruptions in our Drivetrain segment caused by the implementation by certain of our OE customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units. These reductions were partially offset by a Ford-driven product promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories and which we believe will result in reduced volumes in the third quarter as inventories return to normal levels; and

•      the price concessions provided to certain customers, a portion of which were retroactive to January 1, 2003;

partially offset by:

•      the ramp-up of the Honda transmission remanufacturing program; and

•      benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2003		2002
Net sales	$21.7	100.0%	$27.9	100.0%

Segment profit before special charges	$7.3	33.6%	$7.6	27.2%

Less: Special charges	0.1		—

Segment profit	$7.2	33.2%	$7.6	27.2%

Net Sales.  Net sales decreased $6.2 million, or 22.2%, to $21.7 million for the three months ended June 30, 2003 from $27.9 million for the three months ended June 30, 2002.  This decrease was primarily attributable to (i) a price reduction granted to AT&T Wireless Services in connection with the renewal of our contract at the end of 2002, (ii) a decline in sales for value-added warehouse and distribution services to AT&T Wireless and (iii) a decline in revenue associated with the run-out of the OnStar telematics modification program.  Beginning in the third quarter, revenues from AT&T Wireless Services will decline further as (i) services we perform related to the distribution of collateral marketing materials are transitioned to the printer of those materials and (ii) additional price concessions, which was granted in connection with the negotiation of a new agreement during the second quarter of 2003, become effective, partially offset by revenue generated by additional

cell-phone test and repair services to be provided as a result the new agreement.    Sales to AT&T Wireless Services accounted for 70.8% and 66.0% of segment revenues for the three months ended June 30, 2003 and 2002, respectively.

Special Charges.  During the three months ended June 30, 2003, we recorded special charges of $0.1 million primarily for severance and related costs associated with cost reduction activities in this segment.

Segment Profit.  Segment profit decreased $0.4 million, or 5.3%, to $7.2 million (33.2% of segment net sales) for the three months ended June 30, 2003 from $7.6 million (27.2% of segment net sales) for the three months ended June 30, 2002.  Excluding the special charges of $0.1 million recorded during 2003, segment profit decreased $0.3 million, or 3.9%, to $7.3 million (33.6% of segment net sales) for the three months ended June 30, 2003.  The decrease was primarily the result of the price and volume changes described above, largely offset by cost reductions driven by our lean and continuous improvement program and other cost reduction initiatives.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2003		2002
Net sales	$4.6	100.0%	$3.8	100.0%

Segment loss	$(1.3)	(28.3)%	$(0.1)	(2.6)%

Net Sales.  Net sales increased $0.8 million, or 21.1%, to $4.6 million for the three months ended June 30, 2003 from $3.8 million for the three months ended June 30, 2002.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket.

Segment Loss.  Segment loss increased $1.2 million, to a loss of $1.3 million for the three months ended June 30, 2003 from a loss of $0.1 million for the three months ended June 30, 2002.  The increased loss was primarily the result of an increase in costs for additional sales and marketing programs and resources combined with an increase in freight and other product distribution costs as we expanded our product offering in support of our initiative to penetrate the independent aftermarket for remanufactured transmissions.

Results of Operations for the Six Month Period Ended June 30, 2003 Compared to the Six Month Period Ended June 30, 2002.

Net income decreased $1.6 million, or 8.9%, to $16.4 million for the six months ended June 30, 2003 from $18.0 million for the six months ended June 30, 2002.  Net income per diluted share was $0.67 for the six months ended June 30, 2003 as compared to $0.76 for the six months ended June 30, 2002.  Included in our results for the six months ended June 30, 2003, are special charges of $0.6 million (net of tax) primarily related to the closure of our transmission remanufacturing facility located in Mahwah, New Jersey.  Included in our results for the six months ended June 30, 2002 is (i) a charge of $1.9 million (net of tax) for a call premium and write-off of previously capitalized debt issuance costs related to the redemption of our Senior Notes and (ii) a charge of $0.9 million (net of tax) for the write-off of deferred debt issuance costs related to the termination of our old credit facility. Per the provisions of SFAS No. 145, which the Company adopted on January 1, 2003, these charges have been reclassified from extraordinary items to income before income taxes.  Excluding these items, net income decreased $3.8 million primarily as a result of:

•      price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements; and

•      volume declines and associated disruptions in our Drivetrain segment caused by the implementation by certain of our OE customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units;

partially offset by:

•      a Ford-driven product promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories and which we believe will result in reduced volumes in the third quarter as inventories return to normal levels;

•      the ramp-up of the Honda transmission remanufacturing program; and

•      benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales

Net sales decreased $6.9 million, or 3.4%, to $195.1 million for the six months ended June 30, 2003 from $202.0 million for the six months ended June 30, 2002.  This decrease was primarily due to:

•      lower volumes of Chrysler, Ford and General Motors remanufactured transmissions which result from their implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units. This decline was partially offset by a Ford-driven product promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories and which we believe will result in reduced volumes in the third quarter as inventories return to normal levels;

•      price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements; and

•      the run-out of the OnStar telematics modification program in our Electronics business unit;

partially offset by:

•      the ramp-up of the Honda transmission remanufacturing program which began in late 2002; and

•      an increase in sales to General Motors of approximately $9 million related to a program that began in July, 2002 under which we charge General Motors for previously consigned direct material costs plus a fee for materials management and inventory carrying costs.

Beginning in the third quarter, revenues from AT&T Wireless Services will decline further as (i) services we perform related to the distribution of collateral marketing materials are transitioned to the printer of those materials and (ii) additional price concessions granted in connection with the negotiation of a new agreement become effective, partially offset by revenue generated by additional services to be provided as a result of the new agreement.

Sales to Ford accounted for 35.9% and 35.7%, DaimlerChrysler accounted for 19.9% and 25.5%, AT&T Wireless Services accounted for 15.6% and 17.6% and General Motors accounted for 9.1% and 7.0% of the Company’s revenues for the six months ended June 30, 2003 and 2002, respectively. Additionally, sales to Honda increased from zero for the six months ended June 30, 2002 to 4.6% of the Company’s revenues for the six months ended June 30, 2003.

Gross Profit

Gross profit decreased $13.1 million, or 18.6%, to $57.5 million for the six months ended June 30, 2003 from $70.6 million for the six months ended June 30, 2002.  The decrease was primarily the result of the factors described above under “Net Sales” and the effect of our on-going lean and continuous improvement program and other cost reduction initiatives.

Gross profit as a percentage of net sales decreased to 29.5% for the six months ended June 30, 2003 from 35.0% for the six months ended June 30, 2002.

Selling, General and Administrative Expenses

SG&A expense decreased $3.1 million, or 10.0%, to $27.8 million for the six months ended June 30, 2003 from $30.9 million for the six months ended June 30, 2002.  The decrease was primarily the result of reduced compensation expense related to our incentive compensation program combined with benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by an increase in growth support costs related to our initiative to penetrate the independent aftermarket.  As a percentage of net sales, SG&A expense decreased to 14.3% for the six months ended June 30, 2003 from 15.3% for the six months ended June 30, 2002.

Amortization of Intangible Assets

Amortization of intangible assets remained constant at $0.2 million for the six months ended June 30, 2003 and 2002.

Special Charges

During the six months ended June 30, 2003, we recorded $0.9 million of special charges ($0.6 million net of tax) including (i) $0.8 million for our Drivetrain Remanufacturing segment related to our decision to close our transmission remanufacturing facility located in Mahwah, New Jersey, consisting of $1.1 million for severance and related costs and $0.2 million of inventory write-downs (classified as Cost of Sales Products – Special Charges), partially offset by income of $0.5 related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at this plant, and (ii) $0.1 million for our Logistics segment primarily for severance and related costs associated with certain cost reduction activities.

Income from Operations

Income from operations decreased $10.9 million, or 27.5%, to $28.7 million for the six months ended June 30, 2003 from $39.6 million for the six months ended June 30, 2002.  This decrease was primarily the result of the factors described above under “Gross Profit” and “Selling, General and Administrative Expenses.”

As a percentage of net sales, income from operations decreased to 14.7% in 2003 from 19.6% in 2002.

Interest Income

Interest income increased $0.3 million, or 27.3%, to $1.4 million for the six months ended June 30, 2003 from $1.1 million for the six months ended June 30, 2002.  This increase was primarily due to interest income earned on our increased cash balances invested in cash and cash equivalents during 2003 as compared to 2002.

Redemption of Senior Notes

During the six months ended June 30, 2002, we recorded a charge of $3.0 million, related to the payment of a call premium and the write-off of previously capitalized debt issuance costs in connection with the redemption of our Senior Notes.  This charge was previously classified as an extraordinary item of $1.9 million, net of income tax benefits of $1.1 million, but was reclassified to income before income taxes pursuant to our adoption of SFAS No. 145 on January 1, 2003.

Termination of Credit Facility

During the six months ended June 30, 2002, we recorded a charge of $1.5 million, related to the write-off of previously capitalized debt issuance costs in connection with the termination of our old credit facility.  This charge was previously classified as an extraordinary item of $0.9 million, net of income tax benefits of $0.6 million, but was reclassified to income before income taxes pursuant to our adoption of SFAS No. 145 on January 1, 2003.

Interest Expense

Interest expense decreased $3.2 million, or 42.7%, to $4.3 million for the six months ended June 30, 2003 from $7.5 million for the six months ended June 30, 2002.  This decrease was primarily due to a reduction in debt outstanding combined with a general decline in interest rates and the use of lower rate debt.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2003		2002
Net sales	$142.3	100.0%	$138.1	100.0%

Segment profit before special charges	$17.9	12.6%	$24.3	17.6%

Less: Special charges	0.8		—

Segment profit	$17.1	12.0%	$24.3	17.6%

Net Sales.  Net sales increased $4.2 million, or 3.0%, to $142.3 million for the six months ended June 30, 2003 from $138.1 million for the six months ended June 30, 2002.  The increase was primarily due to:

•      the ramp-up of the Honda transmission remanufacturing program which began in late 2002;

•      an increase in sales to General Motors of approximately $9 million related to a program that began in July, 2002 under which we charge General Motors for previously consigned direct material costs plus a fee for materials management and inventory carrying costs;

partially offset by:

•      lower volumes of Chrysler, Ford and General Motors remanufactured transmissions which result from their implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units. This decline was partially offset by a Ford-driven product promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories and which we believe will result in reduced volumes in the third quarter as inventories return to normal levels; and

•      price concessions provided to certain customers as a result of negotiating and extending certain agreements.

Sales to Ford accounted for 46.1% and 48.4%, DaimlerChrysler accounted for 27.3% and 37.3%, and General Motors accounted for 9.7% and 4.7% of segment revenues for the six months ended June 30, 2003 and 2002, respectively.

Special Charges.  During the six months ended June 30, 2003, we recorded net special charges of $0.8 million related to our decision to close our transmission remanufacturing facility located in Mahwah, New Jersey comprised of $1.1 million for severance and related costs and $0.2 million of inventory write-downs, partially offset by income of $0.5 related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at this plant.

Segment Profit.  Segment profit decreased $7.2 million to $17.1 million (12.0% of segment net sales) for the six months ended June 30, 2003 from $24.3 million (17.6% of segment net sales) for the six months ended June 30, 2002.  Excluding the special charges of $0.8 million recorded during 2003, segment profit decreased $6.4 million, or 26.3%, to $17.9 million (12.6% of segment net sales) for the three months ended June 30, 2003.  This decrease was primarily due to:

•      volume declines and associated disruptions in our Drivetrain segment caused by the implementation by certain of our OE customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units. This decline was partially offset by a Ford-driven product promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories and which we believe will result in reduced volumes in the third quarter as inventories return to normal levels; and

•      the price concessions provided to certain customers;

partially offset by:

•      the ramp-up of the Honda transmission remanufacturing program; and

•      benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2003		2002
Net sales	$44.4	100.0%	$56.3	100.0%

Segment profit before special charges	$14.2	32.0%	$15.9	28.2%

Less: Special charges	0.1		—

Segment profit	$14.1	31.8%	$15.9	28.2%

Net Sales.  Net sales decreased $11.9 million, or 21.1%, to $44.4 million for the six months ended June 30, 2003 from $56.3 million for the six months ended June 30, 2002.  This decrease was primarily attributable to (i) a price reduction granted to AT&T Wireless Services in connection with the renewal of our contract at the end of 2002, (ii)  a decline in revenue associated with the run-out of the OnStar telematics modification program, and (iii) a decline in sales for value-added warehouse and distribution services to AT&T Wireless.   Beginning in the third quarter, revenues from AT&T Wireless Services will decline further as (i) services we perform related to the distribution of collateral marketing materials are transitioned to the printer of those materials and (ii) additional price concessions, which were granted in connection with the negotiation of a new agreement during the second quarter of 2003, become effective, partially offset by revenue generated by additional cell-phone test and repair services to be provided as a result the new agreement.  Sales to AT&T Wireless Services accounted for 68.7% and 63.1% of segment revenues for the six months ended June 30, 2003 and 2002, respectively.

Special Charges.  During the six months ended June 30, 2003, we recorded special charges of $0.1 million primarily for severance and related costs associated with cost reduction activities in this segment.

Segment Profit.  Segment profit decreased $1.8 million, or 11.3%, to $14.1 million (31.8% of segment net sales) for the six months ended June 30, 2003 from $15.9 million (28.2% of segment net sales) for the six months ended June 30, 2002.  Excluding the special charges of $0.1 million recorded during 2003, segment profit decreased $1.7 million, or 10.7%, to $14.2 million (32.0% of segment net sales) for the six months ended June 30, 2003.  The decrease was primarily the result of changes in the price, volume and mix of revenues described above, largely offset by the benefits of our lean and continuous improvement program and other cost reductions.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2003		2002
Net sales	$8.5	100.0%	$7.5	100.0%

Segment loss	$(2.4)	(28.2)%	$(0.6)	(8.0)%

Net Sales.  Net sales increased $1.0 million, or 13.3%, to $8.5 million for the six months ended June 30, 2003 from $7.5 million for the six months ended June 30, 2002.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket.

Segment Loss.  Segment loss increased $1.8 million, to a loss of $2.4 million for the six months ended June 30, 2003 from a loss of $0.6 million for the six months ended June 30, 2002.  The increased loss was primarily the result of an increase in costs for additional sales and marketing programs and resources combined with an increase in freight and other product distribution costs as we expanded our product offering in support of our initiative to penetrate the independent aftermarket for remanufactured transmissions.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $69.8 million at June 30, 2003.  Net cash provided by operating activities from continuing operations was $25.1 million for the six-month period then ended.  Net cash used in investing activities of  $9.6 million for the period included (i) $8.5 million primarily related to manufacturing equipment additions within our Drivetrain remanufacturing segment in support of (a) our new Honda remanufactured transmission program, (b) the closure of the Mahwah, New Jersey facility and subsequent transfer of production to a Company-owned facility in Oklahoma City, Oklahoma, and (c) other cost reduction initiatives, and (ii) $1.1 million for the acquisition of Automotive Transmission and Transaxles, a small remanufacturer of automatic transmissions for sale to the independent aftermarket.  Net cash used in financing activities of $11.2 million included net payments of $10.2 million made on our credit facility, $0.7 million in payment of contingent consideration related to previous acquisitions and $0.4 million of payments on capital lease obligations.  We now expect to utilize approximately $13-14 million for capital expenditures during 2003, primarily to support new business, capacity expansion and cost reduction initiatives in each of our businesses.

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

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of  (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of June 30, 2003, the margins for the $75.0 million term loan and the $50.0 million revolving facility were 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.00% for Alternate Base Rate loans and 3.00% for Eurodollar Rate loans as of June 30, 2003.  As of June 30, 2003 and December 31, 2002 we were in compliance with all covenants of our credit facility.

During the fourth quarter of 2002, we made an optional prepayment of $6.0 million, representing a portion of the excess cash flow sweep payable in connection with the first anniversary of the credit agreement.  The $4.5 million balance of the excess cash flow sweep was paid on February 11, 2003. Based on current projections of 2003 excess cash flow, we anticipate being required to make a mandatory prepayment of $10-$12 million to be due during the first quarter of 2004. Due to the contingent nature of this prepayment, this amount is currently classified in long-term liabilities on the balance sheet.

As of June 30, 2003, our borrowing capacity under the revolving portion of our credit facility was $46.8 million.  In addition, we had cash and cash equivalents on hand of $69.8 million at June 30, 2003.  Together these items total $116.6 million.

As part of an ownership agreement we have for a 45% interest in an unconsolidated subsidiary, we have given the subsidiary’s bank a $0.9 million letter of credit in the event of the subsidiary’s default on outstanding debt.

See Note 12 under Item 1. - Financial Statements for information regarding other contingencies.

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

Based on the Company’s overall interest rate exposure during the six months ended June 30, 2003, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company’s consolidated financial position, results of operation or cash flows.  A 10% change in the rate of interest would not have a material effect on the Company’s financial position, results of operation or cash flows.

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

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Michael T. DuBose and Chief Financial Officer Barry C. Kohn, have evaluated our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of June 30, 2003, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after June 30, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 4.  -    Submission of Matters to a Vote of Security Holders

The 2003 annual meeting of stockholders of the Company was held on May 7, 2003 for the purpose of electing nine directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified.

The following directors were elected by the following vote:

	Votes

	For	Against

Robert Anderson	18,996,266	3,604,842
Richard R. Crowell	19,597,366	3,003,742
Michael T. DuBose	20,221,437	2,379,671
Dale F. Frey	19,008,166	3,592,942
Mark C. Hardy	22,246,964	354,144
Dr. Michael J. Hartnett	19,008,166	3,592,942
Gerald L. Parsky	19,597,366	3,003,742
Richard K. Roeder	20,221,587	2,379,521
J. Richard Stonesifer	22,267,064	334,044

Item 6.  -    Exhibits and Reports on Form 8-K

(a)     Exhibits

31.1      Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2      Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1      Section 1350 Certification of Chief Executive Officer.

32.2      Section 1350 Certification of Chief Financial Officer.

(b)     Reports on Form 8-K

None.

AFTERMARKET TECHNOLOGY CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date: July 29, 2003	/s/ Barry C. Kohn
Barry C. Kohn, Chief Financial Officer

•      Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.