Form 10-Q
period 2003-09-30
AFTERMARKET TECHNOLOGY CORP
filed 2003-10-28
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

As of October 24, 2003, there were 24,213,953 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$73,497	$65,504
Accounts receivable, net	46,637	49,283
Inventories	75,059	70,262
Prepaid and other assets	4,479	4,891
Deferred income taxes	14,596	26,106
Total current assets	214,268	216,046

Property, plant and equipment, net	57,590	54,616
Debt issuance costs, net	4,306	5,152
Goodwill	169,602	168,229
Intangible assets, net	570	819
Other assets	9,553	9,168
Total assets	$455,889	$454,030

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$33,255	$37,963
Accrued expenses	30,510	29,996
Income taxes payable	1,045	847
Credit facility	13,040	15,805
Capital lease obligation	478	678
Amounts due to sellers of acquired companies	1,868	2,261
Deferred compensation	103	154
Liabilities of discontinued operations	288	330
Total current liabilities	80,587	88,034

Amount drawn on credit facility, less current portion	128,897	139,111
Amounts due to sellers of acquired companies, less current portion	5,222	6,474
Deferred compensation, less current portion	717	912
Capital lease obligation, less current portion	—	284
Other long-term liabilities	—	370
Deferred income taxes	12,854	12,410

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized — 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized — 30,000,000; Issued (including shares held in treasury) — 25,147,356 and 25,145,523 as of September 30, 2003 and December 31, 2002, respectively	251	251
Additional paid-in capital	193,885	193,869
Retained earnings	40,816	20,595
Accumulated other comprehensive income (loss)	631	(309)
Common stock held in treasury, at cost (933,737 shares)	(7,971)	(7,971)
Total stockholders’ equity	227,612	206,435

Total liabilities and stockholders’ equity	$455,889	$454,030

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Net sales:
Products	$64,902	$81,369	$215,664	$227,018
Services	19,433	29,208	63,818	85,531
Total net sales	84,335	110,577	279,482	312,549

Cost of sales
Products	52,579	59,526	168,389	162,373
Products — special charges	—	—	200	—
Services	9,675	13,518	31,325	42,052
Total cost of sales	62,254	73,044	199,914	204,425

Gross profit	22,081	37,533	79,568	108,124

Selling, general and administrative expense	13,580	16,602	41,421	47,453
Amortization of intangible assets	83	84	250	250
Special charges (credits)	1,126	(277)	1,857	(277)

Income from operations	7,292	21,124	36,040	60,698

Interest income	718	987	2,119	2,048
Other income, net	20	14	50	89
Equity in income (losses) of investee	52	(76)	165	(195)
Redemption of senior notes	—	—	—	(3,022)
Termination of credit facility	—	—	—	(1,480)
Interest expense	(1,941)	(2,367)	(6,277)	(9,845)

Income from continuing operations before income taxes	6,141	19,682	32,097	48,293

Income tax expense	2,272	6,251	11,876	16,874

Income from continuing operations	3,869	13,431	20,221	31,419

Gain from discontinued operations, net of income taxes	—	275	—	275

Net income	$3,869	$13,706	$20,221	$31,694

Per common share — basic:
Income from continuing operations	$0.16	$0.55	$0.84	$1.35
Gain from discontinued operations	—	0.01	—	0.01

Net income	$0.16	$0.56	$0.84	$1.36

Weighted average number of common shares outstanding	24,213	24,361	24,212	23,221

Per common share — diluted:
Income from continuing operations	$0.16	$0.54	$0.83	$1.31
Gain from discontinued operations	—	0.01	—	0.01

Net income	$0.16	$0.55	$0.83	$1.32

Weighted average number of common and common equivalent shares outstanding	24,483	24,851	24,466	23,967

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2003	2002
	(Unaudited)
Operating Activities:
Net income	$20,221	$31,694

Adjustments to reconcile net income to net cash provided by operating activities — continuing operations:
Gain from discontinued operations	—	(275)
Termination of credit facility and redemption of senior notes	—	4,502
Depreciation and amortization	8,666	7,693
Amortization of debt issuance costs	846	921
Adjustments to provision for losses on accounts receivable	88	480
Loss (gain) on sale of equipment	10	(30)
Deferred income taxes	11,938	15,987
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	3,209	(2,551)
Inventories	(4,425)	7,350
Prepaid and other assets	40	(232)
Accounts payable and accrued expenses	(4,427)	(10,411)
Net cash provided by operating activities — continuing operations	36,166	55,128

Net cash used in operating activities — discontinued operations	(42)	(482)

Investing Activities:
Purchases of property, plant and equipment	(11,117)	(10,498)
Acquisition of company, net of cash received	(1,095)	—
Proceeds from sale of equipment	71	279
Net cash used in investing activities	(12,141)	(10,219)

Financing Activities:
(Payments) borrowings on credit facility, net	(12,979)	88,700
Payment of debt issuance costs	—	(5,976)
Redemption of senior subordinated notes	—	(112,593)
Sale of common stock, net of offering costs	—	42,012
Payments on capital lease obligation	(553)	(1,083)
Proceeds from exercise of stock options and warrants	14	5,403
Payments on amounts due to sellers of acquired companies	(2,195)	(1,392)
Payments of deferred compensation related to acquired company	(292)	(1,639)
Net cash (used in) provided by financing activities	(16,005)	13,432

Effect of exchange rate changes on cash and cash equivalents	15	—

Increase in cash and cash equivalents	7,993	57,859

Cash and cash equivalents at beginning of period	65,504	555
Cash and cash equivalents at end of period	$73,497	$58,414

Cash paid (refunded) during the period for:
Interest	$6,035	$13,190
Income taxes, net	(669)	987

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Note 2:  Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”).  FIN 46 requires consolidation, for fiscal periods ending after December 15, 2003, of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are consolidated when the Company has a controlling financial interest through ownership of a majority voting interest in an entity.  The adoption of FIN 46 is not expected to have a material impact on the Company’s results of operations or its financial position.

Note 3:  Reclassification of Extraordinary Items

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  As per the provisions of this statement related to the classification of certain gains and losses on extinguishments of debt, the Company reclassified from extraordinary items to income from continuing operations before income taxes (i) a call premium and write-off of previously capitalized debt issuance costs totaling $3,022 ($1,900 net of income tax benefits of $1,122) in connection with the entire redemption of its 12% Series B and D Senior Subordinated Notes (“Senior Notes”) during the three months ended June 30, 2002 and (ii) the write-off of previously capitalized debt issuance costs of $1,480 ($928 net of income tax benefits of $552) in connection with the termination of the Company’s old credit facility during the three months ended March 31, 2002.

Note 4:  Inventories

Inventories consist of the following:

	September 30, 2003	December 31, 2002

Raw materials, including core inventories	$60,211	$56,215
Work-in-process	1,560	2,365
Finished goods	13,288	11,682
	$75,059	$70,262

Note 5:  Goodwill and Intangible Assets

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

Per the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually, the Company tests its goodwill for impairment during the third quarter of each fiscal year unless events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Annual impairment tests made by the Company during the three months ended September 30, 2003 resulted in no adjustment to the carrying value of its goodwill.

As of September 30, 2003 and December 31, 2002, the Company’s definite lived intangible assets of $570 and $819, net of accumulated amortization of $1,299 and $1,046, respectively, primarily consist of non-compete agreements being amortized over their useful lives.

Amortization expense for intangible assets was $83 and $84 for the three months ended September 30, 2003 and 2002, respectively, and $250 and $250 for the nine months ended September 30, 2003 and 2002, respectively.  Estimated amortization expense for the remainder of 2003 and the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2003 (remainder)	$49
2004	125
2005	125
2006	125
2007	125
2008	21

Note 6:  Other Assets – Long Term

Other Assets – Long Term include a senior subordinated promissory note (“Buyer Note”) received by the Company as part of the proceeds from the sale of ATC Distribution Group, Inc. (“Distribution Group”) in October of 2000.  The Buyer Note, which matures on October 28, 2005, has a principle amount of $10,050 and is carried at estimated fair values of $9,726 and $8,899 as of September 30, 2003 and December 31, 2002, respectively.

Note 7:  Warranty Liability

The Company offers various product warranties for (i) transmissions sold to its customers in the Drivetrain Remanufacturing segment and (ii) engines and transmissions sold to its independent aftermarket customers.  The specific terms and conditions of the warranties vary depending upon the customer and the product sold.  Factors that affect the Company’s warranty liability include number of products sold, historical and anticipated rates of warranty claims and cost per claim.  The Company accrues for estimated warranty costs as sales are made and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.  Changes to the Company’s warranty liability during the nine months ended September 30, 2003 are summarized as follows:

Balance at December 31, 2002	$4,721
Warranties issued	3,582
Claims paid / settlements	(3,478)
Changes in liability for pre-existing warranties	(80)
Balance added through acquisition of company	120
Balance at September 30, 2003	$4,865

Note 8:  Credit Facility

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

At September 30, 2003 and December 31, 2002, $53,785 and $65,280 were outstanding under the A-Loan and $88,152 and $89,636 were outstanding under the B-Loans portions of the Credit Facility, respectively, and no amounts were outstanding under the Revolver.  In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $3,189 and $3,524 as of September 30, 2003 and December 31, 2002, respectively.

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

On June 23, 2003, the Company announced its decision to consolidate its transmission remanufacturing facility located in Mahwah, New Jersey into its facility in Oklahoma City, Oklahoma.  This decision was primarily driven by an expectation of lower operating costs (primarily labor and facility related).   In addition, the Company is able to move from its leased facility located in Mahwah, which lease expires on December 31, 2003, to a Company-owned idle facility in Oklahoma City.  The relocation from the Mahwah facility to the Oklahoma City facility is expected to be complete by the end of 2003.  The Company expects to terminate a total of 163 employees, comprised of manufacturing and management personnel, and as of September 30, 2003, 82 people have been terminated as part of the Mahwah facility closure.

During the three months ended September 30, 2003, $922 of costs were incurred related to the Mahwah plant closure including (i) $343 of severance and related costs, (ii) $256 of moving and other travel costs to relocate equipment from the Mahwah facility to the facility in Oklahoma City, (iii) $239 of insurance costs related to certain workers compensation claims incurred for the terminated employees and (iv) $84 of other costs primarily related to idle plant capacity at the Mahwah facility.

For the nine months ended September 30, 2003, $1,780 of costs were incurred related to the Mahwah plant closure including (i) $989 of severance and related costs, (ii) $714 of moving and travel costs to relocate equipment and certain management employees from the Mahwah facility to the facility in Oklahoma City, (iii) $239 of insurance costs related to certain workers compensation claims incurred for the terminated employees, (iv) $200 for the write-down of raw materials inventory no longer required and (v) $100 of other exit costs primarily related to idle plant capacity at the Mahwah facility, partially offset by an income item of $462 related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at the Mahwah facility that was no longer needed due to the exit from this plant.

During the three months ended June 30, 2003, within the Logistics segment, the Company made a decision to implement a cost reduction program in order to address the reduction in revenues within the segment primarily related to (i) services the Company previously performed related to the distribution of collateral marketing materials being transitioned to the printer of those materials and (ii) additional price concessions provided to AT&T Wireless Services as a result of the Company’s new agreement.  This cost reduction program is expected to be complete by the end of 2003.

During the three months ended September 30, 2003, related to the Logistics cost reduction program, $153 of costs were incurred including $74 of severance and related costs for 11 operational support personnel, $57 of idle capacity costs related to the closure of a small electronic component manufacturing facility and $22 for the write-down of certain impaired fixed assets.

For the nine months ended September 30, 2003, $226 of costs were incurred including $118 of severance and related costs for 20 operational support personnel, $57 of idle capacity costs related to the closure of a small electronic component manufacturing facility and $51 for the write-down of certain fixed assets that were determined to be impaired due to the lower sales volumes.

In addition, during the three months ended September 30, 2003, the Company incurred $51 of severance and related costs for one individual as part of a corporate cost reduction program.

Following is an analysis of the special charge reserves and accruals as of September 30, 2003:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total
Facilities Consolidation Costs:
Total amount expected to be incurred	$1,318	$1,572	$941	$3,831
Amount incurred to date and during the nine months ended September 30, 2003	$989	$591	$200	$1,780
Payments – 2003	(307)	(465)	—	(772)
Reclassification	—	462	—	462
Balance as of September 30, 2003	$682	$588	$200	$1,470

Logistics Segment Cost Reduction Programs:
Total amount expected to be incurred	$125	$91	$51	$267
Amount incurred to date and during the nine months ended September 30, 2003	$118	$57	$51	$226
Payments – 2003	(61)	(24)	—	(85)
Asset write-offs 2003	—	—	(51)	(51)
Balance as of September 30, 2003	$57	$33	$—	$90

Corporate Cost Reduction Programs:
Total amount expected to be incurred	$183	$—	$—	$183
Amount incurred to date and during the nine months ended September 30, 2003	$51	$—	$—	$51
Payments – 2003	(35)	—	—	(35)
Balance as of September 30, 2003	$16	$—	$—	$16

Pre-SFAS No. 146 Special Charge Reserves:
Reserve at December 31, 2002	$134	$1,797	$—	$1,931
Payments 2003	(86)	(131)	—	(217)
Reclassification	—	(462)	—	(462)
Reserve at September 30, 2003	$48	$1,204	$—	$1,252

Note 10:  Reportable Segments

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to Ford, DaimlerChrysler, General Motors and several foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment (i) sells select remanufactured and newly assembled engines to certain European OEMs, including Ford’s and General Motors’s European operations and Jaguar and (ii) remanufactures certain engines and transmissions that are transferred to our aftermarket distribution business, which is not a reportable segment, for sale directly into the independent aftermarket.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse and distribution services, turnkey order fulfillment, information services and handset test & repair for AT&T Wireless Services; (ii) a provider of returned material reclamation and disposition services and core management services to

General Motors and to a lesser extent, Ford and Mazda; and (iii) a provider of logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon.  The Company’s “Other” business unit, which is not reportable for segment reporting purposes, distributes domestic and foreign engines and domestic remanufactured transmissions from regional distribution points to independent aftermarket customers.

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

Financial information relating to the Company’s segments and reconciliation to the Consolidated Financial Statements are as follows:

	Drivetrain Remanufacturing	Logistics	Other	Corporate / Unallocated	Consolidated
For the three months ended September 30, 2003:
Revenues from external customers	$60,502	$19,433	$4,400	$—	$84,335
Special charges	922	153	—	51	1,126
Income (loss) from operations	2,550	6,155	(1,362)	(51)	7,292

For the nine months ended September 30, 2003:
Revenues from external customers	$202,789	$63,818	$12,875	$—	$279,482
Special charges	1,780	226	—	51	2,057
Income (loss) from operations	19,611	20,245	(3,765)	(51)	36,040

For the three months ended September 30, 2002:
Revenues from external customers	$78,149	$29,208	$3,220	$—	$110,577
Special (credits) charges	—	(154)	—	(123)	(277)
Income (loss) from operations	12,001	10,149	(1,149)	123	21,124

For the nine months ended September 30, 2002:
Revenues from external customers	$216,263	$85,531	$10,755	$—	$312,549
Special (credits) charges	—	(154)	—	(123)	(277)
Income (loss) from operations	36,296	26,037	(1,758)	123	60,698

Note 11:  Stock-Based Compensation

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

Had compensation cost for the Company’s stock options plans been determined in accordance with SFAS No. 123, the Company’s reported income from continuing operations and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Income from continuing operations as reported	$3,869	$13,431	$20,221	$31,419
Stock-based employee compensation costs included in the determination of income from continuing operations as reported, net of income taxes	—	—	—	—
Stock-based employee compensation costs that would have been included in the determination of income from continuing operations if the fair value based method had been applied to all awards, net of income taxes	(447)	(462)	(1,270)	(1,780)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$3,422	$12,969	$18,951	$29,639

Basic earnings per common share:
As reported	$0.16	$0.55	$0.84	$1.35
Pro forma as if the fair value based method had been applied to all awards	0.14	0.53	0.78	1.28

Diluted earnings per common share:
As reported	$0.16	$0.54	$0.83	$1.31
Pro forma as if the fair value based method had been applied to all awards	0.14	0.52	0.77	1.24

Note 12:  Comprehensive Income

The following table sets forth the computation of comprehensive income:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income	$3,869	$13,706	$20,221	$31,694
Other comprehensive income:
Derivative financial instruments, net of income taxes	16	34	237	103
Translation adjustments	200	280	703	1,074
	$4,085	$14,020	$21,161	$32,871

Note 13:  Contingencies

At September 30, 2003 and December 31, 2002, amounts due to sellers of acquired companies and deferred compensation primarily consist of additional purchase price payable in connection with the Company’s 1997 purchase of the assets of ATS Remanufacturing.  The ATS acquisition agreement requires the Company to make subsequent payments to the seller and certain key individuals of the seller on each of the first 14 anniversaries of the closing date.  Through September 30, 2003, the Company had made subsequent payments totaling $9,840 related to the ATS acquisition.  Substantially all of the remaining payments, which aggregate to approximately $8,301 (present value $7,694 as of September 30, 2003), are contingent upon the attainment of certain sales levels by the Company to General Motors, which the Company believes has a substantial likelihood of being attained.  Amounts are payable through 2011.

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

In connection with the sale of the Distribution Group (the “DG Sale”) on October 27, 2000, the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases with terms ending on various dates during 2004 through 2007, were guaranteed by the Company.  These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  As of September 30, 2003, these lease guarantees related to minimum lease obligations totaling $2,941 and $236 for real estate and personal property, respectively.

The Company has a 45% equity interest in an unconsolidated subsidiary whose bank credit facility is secured in part by a $850 letter of credit given by the Company to the lending bank in March 2002.  This letter of credit is to stay in effect until the expiration of the bank credit facility in April 2005.  As of September 30, 2003, the letter of credit had not been drawn upon and the Company believes that it is less than probable that the Company will incur a loss with respect to the letter of credit in the future, and therefore has not established a liability with respect thereto.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  Actual results may differ materially from those projected or implied in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1. “Business—Certain Factors Affecting the Company” contained in our Annual Report on Form 10-K for the year ended December 31, 2002.  Please also refer to our other filings with the Securities and Exchange Commission.

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

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by product failure rates.  Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required, however, these would not be expected to have a material adverse impact on our financial statements.

Results of Operations for the Three Month Period Ended September 30, 2003 Compared to the Three Month Period Ended September 30, 2002.

Income from continuing operations decreased $9.5 million, or 70.9%, to $3.9 million for the three months ended September 30, 2003 from $13.4 million for the three months ended September 30, 2002.  Income from continuing operations per diluted share was $0.16 for the three months ended September 30, 2003 as compared to $0.54 for the three months ended September 30, 2002.  Included in our results for the three months ended September 30, 2003 are special charges of $0.7 million (net of tax) primarily related to the closure of our transmission remanufacturing facility located in Mahwah, New Jersey.  Included in our results for the three months ended September 30, 2002 is (i) income of $1.1 million (net of tax), for certain non-operating income items primarily related to income tax refunds and associated interest income and (ii) $0.2 million (net of tax) of income for an adjustment to special charges.  Excluding these items, the decrease in income from continuing operations was primarily due to:

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

•                  a Ford-driven product promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories in the second quarter of 2003 and which reduced volumes in the third quarter as distributor inventories returned to more normal levels;

•                  a reduction in volume due to the run-out of certain programs in our Drivetrain and Logistics segments, including the bulk collateral fulfillment program for AT&T Wireless Services, the Kia transmission remanufacturing program, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for General Motors and Delphi; and

•                  inefficiencies and other disruption costs associated with the closure of our Mahwah, New Jersey remanufacturing facility and transition of production to Oklahoma City, Oklahoma,

partially offset by:

•                  the ramp-up of the Honda transmission remanufacturing program; and

•                  benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales

Net sales decreased $26.3 million, or 23.8%, to $84.3 million for the three months ended September 30, 2003 from $110.6 million for the three months ended September 30, 2002.  This decrease was primarily due to:

•                  lower volumes of Chrysler, Ford and General Motors remanufactured transmissions due to the OEMs’ implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units;

•                  price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements;

•                  a Ford-driven product promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories in the second quarter of 2003 and reduced volumes in the third quarter as distributor inventories returned to more normal levels; and

•                  a reduction in volume due to the run-out of certain programs in our Drivetrain and Logistics segments, including the bulk collateral fulfillment program for AT&T Wireless Services, the Kia transmission remanufacturing program, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for General Motors and Delphi, partially offset by:

•                  the ramp-up of the Honda transmission remanufacturing program which began in late 2002.

Of our revenues for the three months ended September 30, 2003 and 2002, sales to Ford accounted for 35.5% and 41.8%, DaimlerChrysler accounted for 17.9% and 16.9%, AT&T Wireless Services accounted for 16.9% and 18.8% and General Motors accounted for 9.9% and 10.9%, respectively. Additionally, sales to Honda increased from zero for the three months ended September 30, 2002 to 8.3% of the Company’s revenues for the three months ended September 30, 2003.

Gross Profit

Gross profit decreased $15.4 million, or 41.1%, to $22.1 million for the three months ended September 30, 2003 from $37.5 million for the three months ended September 30, 2002. The decrease was primarily the result of the factors described above under “Net Sales” combined with inefficiencies and other disruption costs associated with the closure of our Mahwah, New Jersey remanufacturing facility and transition of production to Oklahoma City, Oklahoma, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Gross profit as a percentage of net sales decreased to 26.2% for the three months ended September 30, 2003 from 33.9% for the three months ended September 30, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense decreased $3.0 million, or 18.1%, to $13.6 million for the three months ended September 30, 2003 from $16.6 million for the three months ended September 30, 2002.  The decrease was primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives and reduced compensation expense related to our incentive compensation program, partially offset by an increase in growth support costs related to our initiative to penetrate the independent aftermarket.  As a percentage of net sales, SG&A expense increased to 16.1% for the three months ended September 30, 2003 from 15.0% for the three months ended September 30, 2002.

Amortization of Intangible Assets

Amortization of intangible assets remained constant at $0.1 million for the three months ended September 30, 2003 and 2002.

Special Charges

During the second quarter of 2003, we made a decision to (i) consolidate our Drivetrain remanufacturing segment facility located in Mahwah, New Jersey into a facility in Oklahoma City, Oklahoma, and (ii) implement a cost reduction program within our Logistics segment.

The consolidation of the Mahwah facility into the Oklahoma City facility is primarily driven by an expectation of lower operating costs (primarily labor and facility related).  It is anticipated that it will be complete by the end of 2003 and result in annual cost savings of approximately $2.0 million beginning in 2004.

The Logistics cost reduction program was commenced in order to address the decline in revenues within the segment primarily related to (i) services we previously performed related to the distribution of collateral marketing materials being transitioned to the printer of those materials and (ii) additional price concessions provided to AT&T Wireless Services as a result of our new agreement.  This cost reduction program is expected to be complete by the end of 2003 and result in annual cost savings of approximately $0.7 million.

During the three months ended September 30, 2003, we recorded $1.1 million of special charges including (i) $0.9 million in our Drivetrain Remanufacturing segment related to the Mahwah facility closure consisting of $0.6 million of exit and other costs primarily associated with the transfer of production to Oklahoma City and $0.3 million for severance and related costs, (ii) $0.1 million in our Logistics segment primarily for termination benefits and exit and other costs associated with cost reduction activities in this segment and (iii) $0.1 million of severance and related costs as part of a corporate cost reduction program.

During the three months ended September 30, 2002, we recorded income of $0.3 million from the reversal of provisions previously established (i) primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates and (ii) for severance and related costs primarily related to the consolidation of our information systems groups that are no longer expected to be incurred.

Income from Operations

Income from operations decreased $13.8 million, or 65.4%, to $7.3 million for the three months ended September 30, 2003 from $21.1 million for the three months ended September 30, 2002.  This decrease was primarily the result of the factors described above under “Gross Profit” and “Selling, General and Administrative Expenses.”

As a percentage of net sales, income from operations decreased to 8.6% in 2003 from 19.1% in 2002.

Interest Income

Interest income decreased $0.3 million, or 30.0%, to $0.7 million for the three months ended September 30, 2003 from $1.0 million for the three months ended September 30, 2002.  The decline was the result of $0.3 million of interest income related to federal and state income tax refunds recorded in the three months ended September 30, 2002, which did not recur in the three months ended September 30, 2003.

Equity in Income (Losses) of Investee

During the three months ended September 30, 2003, we recorded $0.1 million of income from our equity investment in our unconsolidated subsidiary as compared to a loss of $0.1 million in 2002.

Interest Expense

Interest expense decreased $0.5 million, or 20.8%, to $1.9 million for the three months ended September 30, 2003 from $2.4 million for the three months ended September 30, 2002.  This decrease was primarily due to a reduction in debt outstanding combined with a general decline in interest rates.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2003		2002
Net sales	$60.5	100.0%	$78.1	100.0%

Segment profit before special charges	$3.5	5.8%	$12.0	15.4%

Less: Special charges	0.9		—

Segment profit	$2.6	4.3%	$12.0	15.4%

Net Sales.  Net sales decreased $17.6 million, or 22.5%, to $60.5 million for the three months ended September 30, 2003 from $78.1 million for the three months ended September 30, 2002.  The decrease was primarily due to:

•                  lower volumes of Chrysler, Ford and General Motors remanufactured transmissions due to the OEMs’ implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units;

•                  a Ford-driven product promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories in the second quarter of 2003 and reduced volumes in the third quarter as distributor inventories returned to more normal levels;

•                  price concessions provided to certain customers as a result of negotiating and extending certain agreements; and

•                  a reduction in volume due to the in-sourcing by Kia of their transmission remanufacturing program.

These were partially offset by the ramp-up of the Honda transmission remanufacturing program which began in late 2002.

Sales to Ford accounted for 47.6% and 56.0%, DaimlerChrysler accounted for 24.9% and 23.9%, and General Motors accounted for 11.8% and 11.8% of segment revenues for the three months ended September 30, 2003 and 2002, respectively. Additionally, sales to Honda increased from zero for the three months ended September 30, 2002 to 11.5% of segment revenues for the three months ended September 30, 2003.

Special Charges.  During the three months ended September 30, 2003, we recorded special charges of $0.9 million related to the consolidation of our transmission remanufacturing facility located in Mahwah, New Jersey into our facility in Oklahoma City, Oklahoma comprised of $0.6 million of exit and other costs and $0.3 million for severance and related costs.

Segment Profit.  Segment profit decreased $9.4 million, or 78.3%, to $2.6 million (4.3% of segment net sales) for the three months ended September 30, 2003 from $12.0 million (15.4% of segment net sales) for the three months ended September 30, 2002.  Excluding the special charges of $0.9 million recorded during 2003, segment profit decreased $8.5 million, or 70.8%, to $3.5 million (5.8% of segment net sales) for the three months ended September 30, 2003.  This decrease was primarily due to:

•                  volume declines and associated disruptions in our Drivetrain segment caused by the implementation by certain of our OE customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units;

•                  the volume decline associated with the Ford-driven product promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories in the second quarter of 2003 and reduced volumes in the third quarter as distributor inventories returned to more normal levels;

•                  the price concessions provided to certain customers as a result of negotiating and extending certain agreements; and

•                  inefficiencies and other disruption costs associated with the closure of our Mahwah, New Jersey remanufacturing facility and transition of production to Oklahoma City, Oklahoma,

partially offset by:

•                  the ramp-up of the Honda transmission remanufacturing program; and

•                  benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2003		2002
Net sales	$19.4	100.0%	$29.2	100.0%

Segment profit before special charges	$6.3	32.5%	$9.9	33.9%

Less: Special (credits) charges	0.1		(0.2)

Segment profit	$6.2	32.0%	$10.1	34.6%

Net Sales.  Net sales decreased $9.8 million, or 33.6%, to $19.4 million for the three months ended September 30, 2003 from $29.2 million for the three months ended September 30, 2002.  This decrease was primarily attributable to:

•                  price reductions granted to AT&T Wireless Services in connection with the renewal of our contract at the end of 2002 and subsequent renegotiation and extension of that contract in July 2003;

•                  a decline in revenues as services we performed for AT&T Wireless Services related to the distribution of collateral marketing materials were transitioned to the printer of those materials;

•                  a decline in revenues related to the run-out of programs related to material recovery and core qualification for Ford; and

•                  a decline in revenues related to the wind-down of an OnStar telematics modification program.

In the future, we expect revenues in this segment to begin increasing as several new programs with AT&T Wireless Services and Cingular are implemented.  Sales to AT&T Wireless

Services accounted for 73.1% and 71.1% of segment revenues for the three months ended September 30, 2003 and 2002, respectively.

Special Charges.  During the three months ended September 30, 2003, we recorded special charges of $0.1 million for termination benefits and exit and other costs associated with cost reduction activities in this segment.

During the three months ended September 30, 2002, we recorded income of $0.2 million from the reversal of provisions previously established primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates.

Segment Profit.  Segment profit decreased $3.9 million, or 38.6%, to $6.2 million (32.0% of segment net sales) for the three months ended September 30, 2003 from $10.1 million (34.6% of segment net sales) for the three months ended September 30, 2002.  Excluding the special charges of $0.1 million recorded during 2003 and income of $0.2 million recorded during 2002, segment profit decreased $3.6 million, or 36.4%, to $6.3 million (32.5% of segment net sales) for the three months ended September 30, 2003 from $9.9 million (33.9% of segment net sales) for the three months ended September 30, 2002.  The decrease was primarily the result of the price and volume changes described above, partially offset by cost reductions driven by our lean and continuous improvement program and other cost reduction initiatives.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2003		2002
Net sales	$4.4	100.0%	$3.2	100.0%

Segment loss	$(1.4)	(31.8)%	$(1.1)	(34.4)%

Net Sales.  Net sales increased $1.2 million, or 37.5%, to $4.4 million for the three months ended September 30, 2003 from $3.2 million for the three months ended September 30, 2002.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket.

Segment Loss.  Segment loss increased $0.3 million, or 27.3%, to a loss of $1.4 million for the three months ended September 30, 2003 from a loss of $1.1 million for the three months ended September 30, 2002.  The increased loss was primarily the result of an increase in costs for additional sales and marketing programs and resources combined with an increase in freight and other product distribution costs as we expanded our product offering in support of our initiative to penetrate the independent aftermarket for remanufactured transmissions.

Results of Operations for the Nine Month Period Ended September 30, 2003 Compared to the Nine Month Period Ended September 30, 2002.

Income from continuing operations decreased $11.2 million, or 35.7%, to $20.2 million for the nine months ended September 30, 2003 from $31.4 million for the nine months ended September 30, 2002.  Income from continuing operations per diluted share was $0.83 for the nine months ended September 30, 2003 as compared to $1.31 for the nine months ended September 30, 2002.  Included in our results for the nine months ended September 30, 2003 are special charges of

$1.3 million (net of tax) primarily related to the closure of our transmission remanufacturing facility located in Mahwah, New Jersey.  Our results for the nine months ended September 30, 2002 include (i) charges totaling $2.8 million (net of tax) related to the redemption of our 12% senior subordinated notes due 2004 and termination of our old credit facility, which were reclassified from extraordinary items to income from continuing operations before income taxes per the provisions of Statement of Financial Accounting Standards No. 145 (adopted on January 1, 2003), (ii) income of $1.1 million (net of tax), for certain non-operating income items primarily related to income tax refunds and associated interest income and (iii) income of $0.2 million (net of tax) for an adjustment to special charges.  Excluding these items, income from continuing operations decreased $11.4 million primarily as a result of:

•                  price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements;

•                  volume declines and associated disruptions in our Drivetrain segment caused by the implementation by certain of our OE customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units; and

•                  a reduction in volume due to the run-out of certain programs in our Drivetrain and Logistics segments, including an OnStar telematics modification program, the Kia transmission remanufacturing program, the bulk collateral fulfillment program for AT&T Wireless Services, and the material recovery and core qualification programs for Ford, partially offset by:

•                  the ramp-up of the Honda transmission remanufacturing program; and

•                  benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales

Net sales decreased $33.0 million, or 10.6%, to $279.5 million for the nine months ended September 30, 2003 from $312.5 million for the nine months ended September 30, 2002.  This decrease was primarily due to:

•                  lower volumes of Chrysler, Ford and General Motors remanufactured transmissions due to the OEMs’ implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units;

•                  price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements; and

•                  a reduction in volume due to the run-out of certain programs in our Drivetrain and Logistics segments, including an OnStar telematics modification program, the Kia transmission remanufacturing program, the bulk collateral fulfillment program for AT&T Wireless Services, and the material recovery and core qualification programs for Ford, partially offset by:

•                  the ramp-up of the Honda transmission remanufacturing program, which began in late 2002; and

•                  an increase in sales to General Motors of approximately $10 million related to a program that began in July, 2002 under which we charge General Motors for previously consigned direct material costs plus a fee for materials management and inventory carrying costs.

Of our revenues for the nine months ended September 30, 2003 and 2002, sales to Ford accounted for 35.8% and 37.8%, DaimlerChrysler accounted for 19.3% and 22.4%, AT&T Wireless Services accounted for 16.0% and 18.0% and General Motors accounted for 9.3% and 8.4%, respectively. Additionally, sales to Honda increased from zero for the nine months ended September 30, 2002 to 5.7% of the Company’s revenues for the nine months ended September 30, 2003.

Gross Profit

Gross profit decreased $28.5 million, or 26.4%, to $79.6 million for the nine months ended September 30, 2003 from $108.1 million for the nine months ended September 30, 2002.  The decrease was primarily the result of the factors described above under “Net Sales” combined with inefficiencies and other disruption costs associated with the closure of our Mahwah, New Jersey remanufacturing facility and transition of production to Oklahoma City, Oklahoma, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Gross profit as a percentage of net sales decreased to 28.5% for the nine months ended September 30, 2003 from 34.6% for the nine months ended September 30, 2002.

Selling, General and Administrative Expenses

SG&A expense decreased $6.1 million, or 12.8%, to $41.4 million for the nine months ended September 30, 2003 from $47.5 million for the nine months ended September 30, 2002.  The decrease was primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives combined with reduced compensation expense related to our incentive compensation program, partially offset by an increase in growth support costs related to our initiative to penetrate the independent aftermarket.  As a percentage of net sales, SG&A expense decreased to 14.8% for the nine months ended September 30, 2003 from 15.2% for the nine months ended September 30, 2002.

Amortization of Intangible Assets

Amortization of intangible assets remained constant at $0.3 million for the nine months ended September 30, 2003 and 2002.

Special Charges

During the nine months ended September 30, 2003, we recorded $2.1 million of special charges including (i) $1.8 million for our Drivetrain Remanufacturing segment related to the closure of our Mahwah facility, consisting of $1.1 million of exit and other costs primarily associated with the relocation to the facility in Oklahoma City, $1.0 million for severance and related costs, and $0.2 million of inventory write-downs (classified as Cost of Sales Products – Special Charges), partially offset by income of $0.5 related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at this plant, (ii) $0.2 million in our Logistics segment for termination benefits and exit and other costs associated with cost reduction activities in this segment and (iii) $0.1 million of severance and related costs as part of a corporate cost reduction program.

During the nine months ended September 30, 2002, we recorded income of $0.3 million from the reversal of provisions previously established (i) primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates and (ii) for severance and related costs primarily related to the consolidation of our information systems groups that are no longer expected to be incurred.

Income from Operations

Income from operations decreased $24.7 million, or 40.7%, to $36.0 million for the nine months ended September 30, 2003 from $60.7 million for the nine months ended September 30, 2002.  This decrease was primarily the result of the factors described above under “Gross Profit” and “Selling, General and Administrative Expenses.”

As a percentage of net sales, income from operations decreased to 12.9% in 2003 from 19.4% in 2002.

Interest Income

Interest income increased $0.1 million to $2.1 million for the nine months ended September 30, 2003 from $2.0 million for the nine months ended September 30, 2002.  During the nine months ended September 30, 2002, we recorded $0.3 million of interest income related to federal and state income tax refunds. Excluding this impact, interest income increased $0.4 million, which was largely due to interest income earned on our increased cash balances invested in cash and cash equivalents during 2003 as compared to 2002.

Redemption of Senior Notes

During the nine months ended September 30, 2002, we recorded a charge of $3.0 million, related to the payment of a call premium and the write-off of previously capitalized debt issuance costs in connection with the redemption of our senior subordinated notes.  This charge was previously classified as an extraordinary item of $1.9 million, net of income tax benefits of $1.1 million, but was reclassified to income from continuing operations before income taxes pursuant to our adoption of SFAS No. 145 on January 1, 2003.

Termination of Credit Facility

During the nine months ended September 30, 2002, we recorded a charge of $1.5 million, related to the write-off of previously capitalized debt issuance costs in connection with the termination of our old credit facility.  This charge was previously classified as an extraordinary item of $0.9 million, net of income tax benefits of $0.6 million, but was reclassified to income from continuing operations before income taxes pursuant to our adoption of SFAS No. 145 on January 1, 2003.

Interest Expense

Interest expense decreased $3.5 million, or 35.7%, to $6.3 million for the nine months ended September 30, 2003 from $9.8 million for the nine months ended September 30, 2002.  This decrease was primarily due to a reduction in debt outstanding combined with a general decline in interest rates and the use of debt with lower interest rates.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2003		2002
Net sales	$202.8	100.0%	$216.3	100.0%

Segment profit before special charges	$21.4	10.6%	$36.3	16.8%

Less: Special charges	1.8		—

Segment profit	$19.6	9.7%	$36.3	16.8%

Net Sales.  Net sales decreased $13.5 million, or 6.2%, to $202.8 million for the nine months ended September 30, 2003 from $216.3 million for the nine months ended September 30, 2002.  The decrease was primarily due to:

•                  lower volumes of Chrysler, Ford and General Motors remanufactured transmissions due to the OEMs’ implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units; and

•                  price concessions provided to certain customers as a result of negotiating and extending certain agreements,

partially offset by:

•                  the ramp-up of the Honda transmission remanufacturing program, which began in late 2002; and

•                  an increase in sales to General Motors of approximately $10 million related to a program that began in July, 2002 under which we charge General Motors for previously consigned direct material costs plus a fee for materials management and inventory carrying costs.

Sales to Ford accounted for 46.6% and 51.2%, DaimlerChrysler accounted for 26.6% and 32.4%, and General Motors accounted for 10.3% and 7.3% of segment revenues for the nine months ended September 30, 2003 and 2002, respectively.  Additionally, sales to Honda increased from zero for the nine months ended September 30, 2002 to 7.8% of segment revenues for the nine months ended September 30, 2003.

Special Charges.  During the nine months ended September 30, 2003, we recorded net special charges of $1.8 million related to the closure of our transmission remanufacturing facility located in Mahwah, New Jersey, consisting of $1.0 million for severance and related costs, $1.1 million of exit and other costs primarily associated with the relocation to the facility in Oklahoma City, Oklahoma and $0.2 million of inventory write-downs, partially offset by income of $0.5 related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at the New Jersey plant.

Segment Profit.  Segment profit decreased $16.7 million, or 46.0%, to $19.6 million (9.7% of segment net sales) for the nine months ended September 30, 2003 from $36.3 million (16.8% of segment net sales) for the nine months ended September 30, 2002.  Excluding the special charges of $1.8 million recorded during 2003, segment profit decreased $14.9 million, or 41.0%, to $21.4 million (10.6% of segment net sales) for the nine months ended September 30, 2003.  This decrease was primarily due to:

•                  volume declines and associated disruptions in our Drivetrain segment caused by the implementation by certain of our OE customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units;

•                  the price concessions provided to certain customers; and

•                  inefficiencies and other disruption costs associated with the closure of our Mahwah, New Jersey remanufacturing facility and transition of production to Oklahoma City, Oklahoma,

partially offset by:

•                  the ramp-up of the Honda transmission remanufacturing program; and

•                  benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2003		2002
Net sales	$63.8	100.0%	$85.5	100.0%

Segment profit before special charges	$20.4	32.0%	$25.8	30.2%

Less: Special charges (credits)	0.2		(0.2)

Segment profit	$20.2	31.7%	$26.0	30.4%

Net Sales.  Net sales decreased $21.7 million, or 25.4%, to $63.8 million for the nine months ended September 30, 2003 from $85.5 million for the nine months ended September 30, 2002.  This decrease was primarily attributable to:

•                  price reductions granted to AT&T Wireless Services in connection with the renewal of our contract at the end of 2002 and subsequent renegotiation and extension of that contract in July 2003;

•                  a decline in sales for value-added warehouse and distribution services to AT&T Wireless;

•                  a decline in revenues related to the wind-down of an OnStar telematics modification program;

•                  a decline in revenues as services we performed for AT&T Wireless Services related to the distribution of collateral marketing materials were transitioned to the printer of those materials; and

•                  a decline in revenues related to material recovery and core qualification for Ford.

In the future, we expect revenues in this segment to begin increasing as several new programs with AT&T Wireless Services and Cingular are implemented. Sales to AT&T Wireless Services accounted for 70.0% and 65.9% of segment revenues for the nine months ended September 30, 2003 and 2002, respectively.

Special Charges.  During the nine months ended September 30, 2003, we recorded special charges of $0.2 million for termination benefits and exit and other costs associated with cost reduction activities in this segment.

During the nine months ended September 30, 2002, we recorded income of $0.2 million from the reversal of provisions previously established primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates.

Segment Profit.  Segment profit decreased $5.8 million, or 22.3%, to $20.2 million (31.7% of segment net sales) for the nine months ended September 30, 2003 from $26.0 million (30.4% of segment net sales) for the nine months ended September 30, 2002.  Excluding the special charges of $0.2 million recorded during 2003 and income of $0.2 million recorded during 2002, segment profit decreased $5.4 million, or 20.9%, to $20.4 million (32.0% of segment net sales) for the nine months ended September 30, 2003 from $25.8 million (30.2% of segment net sales) for the nine months ended September 30, 2002.  The decrease was primarily the result of changes in the price, volume and mix of revenues described above, offset in part by the benefits of our lean and continuous improvement program and other cost reductions.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2003		2002
Net sales	$12.9	100.0%	$10.8	100.0%

Segment loss	$(3.8)	(29.5)%	$(1.8)	(16.7)%

Net Sales.  Net sales increased $2.1 million, or 19.4%, to $12.9 million for the nine months ended September 30, 2003 from $10.8 million for the nine months ended September 30, 2002.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket.

Segment Loss.  Segment loss increased $2.0 million, or 111.1%, to a loss of $3.8 million for the nine months ended September 30, 2003 from a loss of $1.8 million for the nine months ended September 30, 2002.  The increased loss was primarily the result of an increase in costs for additional sales and marketing programs and resources combined with an increase in freight and other product distribution costs as we expanded our product offering in support of our initiative to penetrate the independent aftermarket for remanufactured transmissions.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $73.5 million at September 30, 2003.  Net cash provided by operating activities from continuing operations was $36.2 million for the nine-month period then ended.  Net cash used in investing activities of  $12.1 million for the period included (i) $11.1 million primarily related to manufacturing equipment additions within our Drivetrain remanufacturing segment in support of (x) our new Honda remanufactured transmission program, (y) the closure of the leased Mahwah, New Jersey facility and subsequent transfer of production to the facility we own in Oklahoma City, Oklahoma, and (z) other cost reduction initiatives, and (ii) $1.1 million for the acquisition of Automotive Transmission and Transaxles, a small remanufacturer of automatic transmissions for sale to the independent aftermarket.  Net cash used in financing activities of $16.0 million included net payments of $13.0 million made on our credit facility, $2.5 million in payment of contingent consideration related to previous acquisitions and $0.5 million of payments on capital lease obligations.  We now expect to utilize an additional $1-2 million for capital expenditures during the balance of 2003, for a total of approximately $12-13 million for the year, primarily to support new business, capacity expansion and cost reduction initiatives in each of our businesses.

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

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of  (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of September 30, 2003, the margins for the $75.0 million term loan and the $50.0 million revolving facility were 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.00% for Alternate Base Rate loans and 3.00% for Eurodollar Rate loans as of September 30, 2003.  As of September 30, 2003 and December 31, 2002 we were in compliance with all covenants of our credit facility.

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

As of September 30, 2003, our borrowing capacity under the revolving portion of our credit facility was $46.8 million.  In addition, we had cash and cash equivalents on hand of $73.5 million at September 30, 2003.  Together these items total $120.3 million.

As part of an ownership agreement we have for a 45% interest in an unconsolidated subsidiary, we have given the subsidiary’s bank a $0.9 million letter of credit in the event of the subsidiary’s default on outstanding debt.

See Note 13 under “Item 1. - Financial Statements” for information regarding other contingencies.

As of December 31, 2002 we had approximately $49 million in federal and state net operating loss carryforwards available as an offset to future taxable income.  During 2003, a portion of these loss carryforwards were utilized against current-year taxable income.

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

Interest Rate Exposure

Based on the Company’s overall interest rate exposure during the nine months ended September 30, 2003, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect the Company’s consolidated financial position, results of operation or cash flows.  A 10% change in the rate of interest would not have a material effect on the Company’s financial position, results of operation or cash flows.

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

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Michael T. DuBose and Chief Financial Officer Barry C. Kohn, have evaluated our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of September 30, 2003, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 6. — Exhibits and Reports on Form 8-K

(a)               Exhibits

31.1             Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1             Section 1350 Certification of Chief Executive Officer.

32.2             Section 1350 Certification of Chief Financial Officer.

(b)              Reports on Form 8-K:

(1)          On our report dated July 7, 2003 we furnished, under “Item 9. Regulation FD Disclosure” and provided under “Item 12. Results of Operations and Financial Condition”, a press release containing certain information regarding new customer agreements and financial projections for fiscal 2003.

(2)          On our report dated July 29, 2003 we furnished, under “Item 9. Regulation FD Disclosure” and provided under “Item 12. Results of Operations and Financial Condition”, a press release containing the financial results for the three and six months ended June 30, 2003 and financial projections for fiscal 2003.

(3)          On our amended report dated July 29, 2003 we furnished, under “Item 12. Results of Operations and Financial Condition”, the press release containing the financial results for the three and six months ended June 30, 2003 and financial projections for fiscal 2003, amended to include inadvertently omitted (i) financial projections table and (ii) footnotes for reconciliation of GAAP to non-GAAP financial measures and (iii) explanation of non-GAAP financial measures.

AFTERMARKET TECHNOLOGY CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date: October 28, 2003	/s/ Barry C. Kohn
Barry C. Kohn, Chief Financial Officer

•                  Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.