Form 10-K
period 2003-12-31
AFTERMARKET TECHNOLOGY CORP
filed 2004-02-27
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by The Nasdaq National Market, on June 30, 2003) was $154.3 million.

The number of shares outstanding of the Registrant’s Common Stock, as of February 13, 2004, was 20,550,375 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AFTERMARKET TECHNOLOGY CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs.  In addition, when used in this Annual Report, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements.  These statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition.  Readers are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  We undertake no obligation to update forward-looking statements.  The risks identified in the section of Item 1 entitled “Certain Factors Affecting the Company,” among others, may impact forward-looking statements contained in this Annual Report.

PART I

ITEM 1.                                         BUSINESS

Overview

We are a leading remanufacturer and distributor of drivetrain products used in the repair of automobiles and light trucks in the automotive aftermarket.  Our Logistics business is a provider of value added warehouse and distribution services as well as returned material reclamation disposition and other reverse logistics services.  Our Logistics business also remanufactures and distributes electronic components.

Our Drivetrain Remanufacturing business sells factory-approved remanufactured drivetrain products directly to automobile manufacturers (known as OEMs).  Our Drivetrain business products consist principally of remanufactured transmissions and also include remanufactured torque converters, valve bodies and engines.  The OEMs primarily use the remanufactured products as replacement parts for their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  Remanufactured products offer several advantages to customers relative to comparable rebuilt products.  Generally, remanufactured products are lower cost, are of higher quality consistency and have shorter delivery times.  Our principal customers for remanufactured transmissions are Ford Motor Company, DaimlerChrysler Corporation, General Motors Corporation, Honda Motor Company and other select foreign OEMs.  In addition, our Drivetrain business sells select remanufactured engines to several European OEMs and domestically to DaimlerChrysler.

Demand for our products within the Drivetrain business is largely a function of the number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle.  These factors have generally increased over time, thereby increasing demand for our remanufactured products.  Other factors that influence demand for our remanufactured products include product complexity and reliability, OEM policies governing repair versus replace decisions made by their dealers during the warranty period, the length of OEM warranty periods and the severity of weather conditions.  Because these factors are not directly dependent on new automotive sales levels, demand for remanufactured products within our Drivetrain business has been largely non-cyclical.  However, recent trends have included improved reliability and increases in the length of the warranty periods. Additionally, we have seen a shift in focus towards the reduction of near-term warranty cost by several of our domestic OEM customers that has resulted in their dealers utilizing fewer remanufactured units, which we believe may potentially increase total warranty cost in the long-run.

Our Drivetrain business has been our primary business since our formation.  For the year ended December 31, 2003, revenue from our Drivetrain business was $268.4 million, or 73% of our total revenue, of which Ford, DaimlerChrysler and General Motors accounted for 47%, 26% and 11%, respectively.  (See Item 8. “Consolidated Financial Statements and Supplemental Data - Note 18” for additional financial information regarding our Drivetrain segment.) Additionally Honda, which became a customer in late 2002, has grown rapidly and accounted for 10% of our Drivetrain segment revenues in 2003. In addition, we also sell remanufactured engines and transmissions in the independent aftermarket domestically.  For the year ended December 31, 2003, revenue from our aftermarket business was $16.9 million, or 5% of our total revenue.

Our Logistics business consists of three operating units: Logistics Services, a provider of value added warehouse, distribution and reverse logistics services, turnkey order fulfillment and information services for AT&T Wireless Services and to a lesser extent, Cingular; Material Recovery, a provider of returned material reclamation and disposition services and core management services, primarily for General Motors and, to a lesser extent, Ford and Mazda; and Autocraft Electronics, a provider of logistics and reverse logistics services and automotive electronic components remanufacturing primarily for General Motors, Delphi and Visteon.  Services within our Logistics business are designed to meet the specialized needs of our customers.

The logistics industry has evolved over the last 20 years due to dramatic improvements in technology and increased demand in customer service requirements.  Growth in our logistics business has largely been with AT&T Wireless, driven primarily by cellular telephone handset demand and AT&T Wireless’ share of new cellular telephone service volume.  We also have benefited from upgrades in cellular telephone technology through increased replacement demand for more advanced handsets, from subscriber churn and any net increases in the number of AT&T Wireless subscribers and from any expansion of our service offering with AT&T Wireless. Cingular, which was added as a customer in 2003, is expected to follow similar revenue trends.  Because we do not take actual ownership of the cellular telephone inventory, we require less investment and do not face the risk of inventory obsolescence.  Other growth drivers within our Logistics business include our ability to leverage our expertise in logistics in other industries.  For the year ended December 31, 2003, revenue from our Logistics business was $81.7 million, or 22% of our total revenue, of which AT&T Wireless accounted for 71%.  (See Item 8. “Consolidated Financial Statements and Supplemental Data - Note 18” for additional financial information regarding our Logistics segment.)

Industry Background

Automotive Aftermarket

The automotive aftermarket in the United States, which consists of sales of parts and services for vehicles after their original purchase, has been largely non-cyclical and has generally experienced steady growth over the past several years, unlike the market for new vehicle sales.  This consistent growth is due principally to an increase in the number of vehicles in operation, an increase in the average age of vehicles, and an increase in the average number of miles driven per vehicle, partially offset by improvements in vehicle reliability.

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

There are four primary benefits of using remanufactured components in the repair of vehicles:

•                  First, costs to the OEM associated with remanufactured assemblies generally are substantially less than costs associated with either assemblies that have been rebuilt by the dealer following a severe failure or new assemblies.  This is due to our use of high volume manufacturing techniques and salvage methods that enable us to refurbish and reuse a high percentage of original components, as well as our lower cost of production.  The cost savings produced by remanufactured assemblies help the OEMs manage their warranty expenses.

•                  Second, remanufactured assemblies are generally of consistent high quality due to the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures we employ in remanufacturing.  By contrast, the quality of rebuilt assemblies generally is less consistent because it is heavily dependent on the skill level of the particular mechanic as well as the availability of adequate tooling and testing equipment.  In addition, the increasing complexity of transmissions and engines that incorporate electronic components and the shortage of highly trained mechanics qualified to rebuild assemblies are causing what management believes is a trend toward the use of remanufactured assemblies for aftermarket repairs.  For warranty repairs, consistent quality is important to the OEM providing the applicable warranty, because once installed, the remanufactured product is usually covered by the OEM’s warranty for the balance of the original warranty period.

•                  Third, replacement of a component with a remanufactured component generally takes considerably less time than the time needed to rebuild the component, thereby significantly reducing the time the vehicle is at the dealer or repair shop and allows the dealer and repair shops to increase their volume of business.

•                  Fourth, the environmental benefits of remanufacturing may be significant to OEMs.  Remanufacturing in our facilities, when compared to rebuilding at various dealers, generally results in a more efficient re-utilization of parts and a more controlled recycling of scrap materials and excess fluids.  This in turn leads to associated cost savings.  We annually re-process thousands of tons of materials that would otherwise have been discarded.

Logistics Industry

Logistics can generally be defined as the management and transportation of materials and inventory throughout the supply chain as well as the provision of value added services such as assembly, packaging, programming and testing.  The logistics industry has evolved over the last 20 years due to dramatic improvements in technology and increased demand in customer service requirements.  As companies’ logistics decisions involve greater emphasis on cost efficiency and increased focus on core competencies, companies are increasingly reevaluating their in-house logistics functions.  Many companies have decided to outsource the management of all or part of their supply chain as a means to reduce costs, increase asset and labor flexibility and improve customer service.  As a result, third-party logistics providers have become extensively involved in the full range of customer supply chain functions.  The operational efficiencies of a third-party provider enable companies to reduce investments in facilities, information technology, inventory and personnel.  Third-party services include order fulfillment, product labeling and packaging, inventory and warehouse management, product return, test and repair, reverse logistics and the physical movement of goods.

Logistics Process

Our logistics process is determined in close consultation with our customers.  For instance, for AT&T Wireless, our supply chain management services include product warranty and returns, order entry processing, testing and repair, warehousing, picking, kitting, customized packaging, shipping and delivery of wireless handsets, including wireless data devices, and accessories.  Our integrated logistics services also include inventory management and private labeling.

Our Competitive Strengths

We believe our core competencies include the following:

Our Remanufacturing Technology

We specialize in volume remanufacturing of high-quality automotive transmissions, valve bodies, torque converters, engine long blocks and automotive electronics.  Our remanufacturing process is completed by testing products using state-of-the-art equipment such as sophisticated test stands that enable us to replicate OEM test procedures.

Our High Quality Products with a Sound ISO Quality Foundation

Our remanufactured products are of consistent high quality due to the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures employed in our remanufacturing processes.  We are dedicated to upholding the quality of our customers’ products and hold QS-9000 Certification, ISO-9000 Certification and Ford’s Q1 Certification.

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

Our Information Technology Management and Response Skills

In our Logistics business, we use state-of-the-art software and computer systems to meet customers’ needs in product security and confidentiality, product qualification and identification, inventory management, interactive electronic communication, as well as providing customers with solutions for their supply chain management, reverse logistics, product tracking and product history needs, while maintaining service and quality levels.

Our Customer Relationships

In recognition of our consistently high level of service and product quality throughout our relationship with DaimlerChrysler, over the years we have received numerous awards from Chrysler.  Additionally, over the past few years, we have strengthened our relationship with many other of our customers, as evidenced by the award of new business with Honda, Ford, Jaguar, Isuzu and General Motors.  To strengthen our customer relationships and improve all aspects of customer service and operations, we have implemented our “Lean and Continuous Improvement” and “Customer Delight” programs.  Under these programs, we have implemented a number of training and operating initiatives aimed at improving efficiency and productivity.

Our Growth Strategies

Our strategy is to be a world-class provider of remanufacturing and logistics products and services.  We are pursuing the following growth strategies:

•                  increasing sales to existing customers;

•                  introducing new products and programs;

•                  establishing new customer relationships; and

•                  pursuing future acquisitions.

Increasing Sales to Existing Customers

Drivetrain Customers.  We intend to increase our business with our existing Drivetrain customers by working with OEMs to increase dealer utilization of remanufactured transmissions in appropriate circumstances in both the warranty and post-warranty periods.  We are working in tandem with OEMs to highlight to dealers the quality and cost advantages of using remanufactured assemblies versus major rebuilding.  We are also working with OEMs to reduce the lag time prior to the introduction of a remanufacturing program for new transmission models and model years.  In addition, the post-warranty repair market, which we believe is significantly larger than the OEM dealer warranty repair market, presents a growth opportunity.  We believe that most post-warranty repairs are performed by aftermarket repair specialists rather than by OEM dealers.  Given the relatively low cost and high quality of remanufactured components, OEM dealers may enhance their cost competitiveness, when compared to independent service centers, through the increased use of remanufactured components as well as providing end customers with a high quality product.  To the extent that OEM dealers increase their level of post-warranty repairs, we are well positioned, given our existing OEM relationships, to capitalize on this market growth.

Logistics Customers.  We intend to increase penetration of our existing Logistics business customer base by broadening our offering of Logistics products and services and by marketing our core competencies as solutions to our customers’ needs.  Since 2000, AT&T Wireless has awarded us several new programs, including the packaging and distribution of cellular telephone accessories, the testing and repair of returned handsets and an order entry function for warranty returns.

Introducing New Products and Programs

Drivetrain Business.  We continue to work with our OEM customers to identify additional remanufactured products and services where we can provide value to the OEM.  In this way, we believe that we will be able to leverage our customer relationships and remanufacturing competency.  In 2000, Ford selected us to supply remanufactured transmissions for use in Ford’s new Focus, and to supply a new line of Motorcraftbranded remanufactured transmissions.  In 2002 we were awarded new business by General Motors and Jaguar. Additionally in 2003, soon after their launch as a new customer, we were awarded additional models by Honda for their remanufactured transmission program.

Logistics Business.  We also intend to leverage our core competencies in logistics and electronics remanufacturing by working with our existing and new customers to identify products and services where we can add value in satisfaction of our customers’ needs.  In 2003, Cingular awarded us programs for direct fulfillment and warranty returns processing and exchange of cellular telephone handsets. Additionally in 2003, General Motors converted a pilot material recovery program into a full national program.

Establishing New Customer Relationships

Drivetrain Customers.  We believe that opportunities for growth exist with select foreign OEMs regarding United Statesbased and European-based remanufacturing programs.  We believe that this represents an opportunity for growth and we are currently working to develop programs with these OEMs.  In October 2001, Saturn Corporation awarded us a contract to remanufacture transmissions, valve body assemblies and pump assemblies, and in October 2002, Honda awarded us a contract to remanufacture transmissions for warranty use in its domestic vehicles.

We also look to obtain new customers for our drivetrain products in the independent aftermarket.  In July 2001, we began a program with the National AAMCO Dealers Association, which represents most of the AAMCO dealers across the United States.  Under this program, we provide select remanufactured domestic transmissions to AAMCO dealers.  These dealers currently face a shrinking base of technicians who are qualified to work with the increasing number of transmission types and their increasing technological complexity.  Through this program, we provide various incentives for dealers to purchase remanufactured transmissions directly from us.  We believe that the AAMCO dealers represent a substantial portion of the post-warranty transmission repair market in the United States.  Additionally, we have added several other new customers in the independent aftermarket, including Cottmans, Moran Industries (which includes Atlas Transmissions, Mr. Transmission, Multistate Transmissions and Dr. Nicks Transmissions), ServiceMaster, AutoZone and AutoNation.

Logistics Customers.  We plan to leverage our existing relationships with automobile OEMs into new logistics customer relationships.  We believe that our logistics services business should be attractive to new customers who recognize that outsourcing this function will enable them to both focus on their core competencies and have an efficient product distribution system.  We also believe that the cost savings and environmental benefits provided by our material recovery business will be attractive to other OEMs.  In June 2001, Mazda North America Operations awarded us a logistics pilot program contract under which we harvest and consolidate used or excess product and then ship it to Mazda authorized dealers.  In 2002, we were awarded new automotive telematics business with Motorola. Additionally, in 2003, Cingular awarded to us programs for the direct fulfillment of cellular telephone handsets and for warranty returns processing and exchange. We intend to further expand our penetration of the market for logistics services and electronics repair through the addition of other wireless carriers to our customer base and through penetration into other vertical markets.

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

Our Drivetrain Remanufacturing Business

Our Drivetrain business consists of five operating units that primarily remanufacture and sell transmissions directly to automobile manufacturers.  Drivetrain segment sales accounted for 73.1%, 69.2%, 67.7%, 68.3%, and 73.6% of our 2003, 2002, 2001, 2000, and 1999 revenues, respectively.

We remanufacture factory-approved transmissions (i) for warranty and post-warranty replacement of transmissions for Ford, DaimlerChrysler, General Motors and select foreign OEMs, including Mitsubishi, Isuzu, and Subaru, and (ii) for warranty replacement for Honda. These transmissions are primarily for use in their United States dealer networks.  The number of transmission models we remanufacture has been increasing to accommodate the greater number of models currently used in vehicles manufactured by our OEM customers.

We operate a facility in England that remanufactures factory-approved engines for several European OEMs, including Jaguar and the European divisions of Ford and General Motors.  These engines are used for warranty and post-warranty replacement.  The facility in England also does assembly and modification of new production engines and provides certain machining services for some of our OEM customers.

Our largest Drivetrain segment customers are Ford and DaimlerChrysler, to whom we primarily supply remanufactured transmissions for use in Ford and Chrysler automobiles and light trucks.  Additionally, we provide remanufactured components to several other OEMs including transmissions to General Motors, Honda, Mitsubishi, Subaru and Isuzu and engines to Jaguar, DaimlerChrysler, Land Rover, Aston Martin and the European divisions of Ford and General Motors.  In general, the OEMs retain ownership of cores.  We generally sell products to each OEM pursuant to a supply arrangement for individual transmission or engine models, which supply arrangement typically may be terminated by the OEM on 90 days notice or less (except for our agreement with DaimlerChrysler, which may not be terminated without cause).

Historically, we have developed and maintained strong relationships at many levels in both the corporate and factory organizations of the Chrysler division of DaimlerChrysler, and we have received numerous awards over the years from Chrysler in recognition of our consistently high level of service and product quality.  Additionally, over the past few years, we have strengthened our relationships with many of our other Drivetrain customers, as evidenced by the award of new business with Honda, Ford, Jaguar, Isuzu and General Motors.  In addition, we have received Ford’s “Q-1” and “Dedication to Customer Service” awards in recent years.

All of our facilities that remanufacture transmissions for OEMs have QS-9000 or ISO-9000 certification, a complete quality management system developed for manufacturers who subscribe to the ISO 9002 quality standards.  The system is designed to help suppliers, such as us, develop a quality system that emphasizes defect prevention and continuous improvement in manufacturing processes.

We began remanufacturing transmissions for DaimlerChrysler and Ford in 1989, General Motors in 1985 and Honda in 2002.  We believe that we are the largest provider of remanufactured transmissions to DaimlerChrysler, Ford and Honda for automobiles and light trucks in North America and we are one of three suppliers of remanufactured transmissions to General Motors.  We presently do not provide remanufactured transmissions or other components to DaimlerChrysler’s Mercedes Benz division. DaimlerChrysler has advised us that, by implementing a remanufacturing program for Chrysler vehicles, DaimlerChrysler has realized substantial warranty cost savings, standardized the quality of its dealers’ aftermarket repairs and reduced its own inventory of replacement parts.

Our Logistics Business

Our Logistics business provides supply chain management to our customers.  Our operations consist of a warehouse, distribution and turnkey order fulfillment, reverse logistics and information services business, an automotive electronic parts remanufacturing and distribution business and a material recovery parts processing, or reverse logistics business.  We acquired our Logistics business as part of the Autocraft acquisition in 1998.

Logistics Customers

AT&T Wireless Services.  The logistics services operating unit provides value added warehouse and distribution services, turnkey order fulfillment, reverse logistics and information services for AT&T Wireless.  As part of our product offering, we provide bulk and direct fulfillment of cellular telephones and accessories to AT&T Wireless subscribers and partners.  We deliver products both to AT&T Wireless retail locations and directly to individuals who order a cellular phone.  Our arrangement with AT&T Wireless originally focused primarily on cellular telephones and we then expanded our relationship to include accessories.  We also provide accessory packaging services, inventory tracking and management and process all warranty-service exchanges and perform handset testing and repair.  We do not take title to any telephones or accessories and do not reflect any of these items as inventory.

Automotive Electronic Components.  The automotive electronic components operating unit remanufactures and distributes radios and instrument and display clusters for General Motors, Delphi and Visteon, and remanufactures and distributes various cellular products (e.g., navigation systems) primarily for Visteon and General Motors and to lesser extent, Motorola.

Material Recovery.  We provide returned material reclamation and disposition services to assist automobile OEMs with the management of their dealer parts inventory, thereby reducing the OEMs’ parts costs and assisting them in being more environmentally responsible.  Under this program, various points in the OEM supply chain send their excess and obsolete parts inventory to our facility in Oklahoma City.  We then sort the parts and redistribute the useful parts on behalf of the OEM to other dealers to fill back orders or to the OEM’s product distribution centers for restocking.  Parts that are no longer useful are scrapped and recycled.  The parts remain the property of the OEM, and we receive a fee for our redistribution services. Additionally, we provide certain core management and disposition services.

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

In our Logistics business, we primarily compete in a fragmented market as a niche participant offering a specialized value-added service requiring stringent service level requirements.  Based on our performance levels, we believe we are well positioned to compete in this market.  However, some of our competitors in this segment are larger and have greater financial and other resources.

Corporate History

We were formed in 1994 as a Delaware corporation at the direction of Aurora Capital Group.  Since then, we have completed the following acquisitions:

Year	Company (1)	Description (2)	Acquisition Price (3)
			(in millions)
1994	Aaron’s Automotive Products, Inc.	• Remanufactures transmissions for DaimlerChrysler	$113.2
1995	Component Remanufacturing Specialists, Inc.	• Remanufactures transmissions for several foreign OEMs, including Subaru, Mitsubishi and Isuzu	$30.5
1997	ATS Remanufacturing	• Remanufactures transmissions for General Motors and Saturn	$12.9	(4)
1998	Autocraft	• Provides value added warehouse and distribution services, turnkey order fulfillment and information services primarily for AT&T Wireless Services	$121.7
		• Provides returned material reclamation and disposition services (known as reverse logistics)
		• Remanufactures transmissions for Ford and Honda and remanufactures engines for the European operations of Ford, General Motors and Jaguar
		• Remanufactures and distributes automotive electronic components
2003	A-T.A.T., Inc	• Remanufactures automobile and light truck transmissions for resale in the independent aftermarket	$1.4

(1)          Excludes acquisitions that were subsequently sold.

(2)          Updated to reflect changes in these businesses since acquisition.

(3)          Includes transaction fees and related expenses.

(4)          Excludes subsequent payments totaling $19 million due on each of the first 14 anniversaries of the closing date, of which a total of $9.8 million has been paid through December 31, 2003.

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

Employees

As of December 31, 2003, we had approximately 3,000 full-time and temporary employees.  We believe our employee and labor relations are good.  We have not experienced any work stoppage to date and currently none of our employees are represented by a labor union.

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

In connection with the acquisition of our subsidiaries, some of which have been subsequently divested or relocated, we conducted certain investigations of these companies’ facilities and their compliance with applicable environmental laws.  The investigations, which included Phase I assessments by independent consultants of all manufacturing and various distribution facilities, found that a number of these facilities have had or may have had releases of hazardous materials that may require remediation and also may be subject to potential liabilities for contamination from off-site disposal of substances or wastes.  These assessments also found that reporting and other regulatory requirements, including waste management procedures, were not or may not have been satisfied.  Although there can be no assurance, we believe that, based in part on the investigations conducted, in part on certain remediation completed prior to or since the acquisitions, and in part on the indemnification provisions of the agreements entered into in connection with our acquisitions, we will not incur any material liabilities relating to these matters.

One of the Company’s former subsidiaries, RPM, leased several facilities in Azusa, California located within what is now the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site.  The entity that leased the facilities to RPM has been identified by the United States Environmental Protection Agency, or EPA, as one of approximately nineteen potentially responsible parties, or PRPs, for environmental liabilities associated with the Superfund Site.  The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund) provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from PRPs.  PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators.  As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs.  As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard.  The EPA has preliminarily estimated that it will cost in excess of $200 million to construct and approximately $4 million per year to operate for an indefinite period an interim remedial groundwater pumping and treatment system for the part of the San Gabriel Valley Superfund site within which RPM’s facilities, as well as those of many other potentially responsible parties, are or were located.  The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with this Superfund site are likely to be assessed.  RPM moved all manufacturing operations out of the San Gabriel Valley Superfund site area in 1995.  Since July 1995, RPM’s only real property interest in this area has been the lease of a 6,000 square foot storage and distribution facility.  Neither the Company nor any of its affiliates has been named by the EPA as a PRP for the Superfund Site and, based on the Company’s limited connection with the Site, the Company does not believe that it is likely to be identified as such in the future.  Furthermore, the acquisition agreement by which the Company acquired the assets of RPM in 1994 and the leases pursuant to which the Company leased RPM’s facilities after it acquired the assets of RPM expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the closing of the acquisition, although the Company could become responsible for those liabilities under various legal theories.  The Company is indemnified against any such liabilities by the company that sold RPM to it as well as the shareholders of that company, although the Company has no information regarding the current financial condition of these indemnitors and there can be no assurance that the Company would be able to make any recovery under the indemnification provisions.  While there can be no assurance, the Company believes that it will not incur any material liability as a result of RPM’s lease of properties within the San Gabriel Valley Superfund site.

In connection with the October 2000 sale of our Distribution Group, we agreed to indemnify the buyer against environmental liability at former Distribution Group facilities that had been closed prior to the Distribution Group sale, including the former facilities in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio.  We also agreed to indemnify the buyer against any other environmental liability of the Distribution Group relating to periods prior to the closing of the Distribution Group sale.  Our indemnification obligations to the buyer are subject to a $750,000 deductible and a $12.0 million cap, except with respect to closed facilities.  In 2002, we negotiated an additional $100,000 deductible applicable to all Distribution Group claims for indemnification.

Certain Factors Affecting the Company

We rely on a few major customers for a significant majority of our business and the loss of any of those customers, or significant changes in prices or other terms with any of our major customers, could reduce our net income and operating results.

A few customers account for a significant majority of our net revenues each year.  In 2003, we had three customers that individually accounted for more than 10% of our revenues.  Ford accounted for 35.7%, 37.0% and 34.6% of our net sales for 2003, 2002 and 2001, respectively, DaimlerChrysler accounted for 19.0%, 22.4% and 24.7% of our net sales in 2003, 2002 and 2001, respectively, and AT&T Wireless accounted for 15.8%, 18.5% and 17.6% of our net sales during 2003, 2002 and 2001, respectively.  In addition, revenues from General Motors accounted for 9.4%, 8.9% and 7.4% of our revenues in 2003, 2002 and 2001, respectively, and Honda accounted for 7.0% of our revenues in 2003 and is expected to represent a significantly higher percentage in the future. If we lose any of these customers, or if any of them reduces or cancels a significant order, our net sales and operating results could decrease significantly.

Our significant OEM customers generally require that their dealers using remanufactured products for warranty application use only products from approved suppliers. Although we are a factory approved supplier of our customers, they generally are not obligated to continue to purchase our products and may switch some or all of their business to other suppliers in the future and we may not be able to maintain or increase our sales to them.  Most of our contracts or arrangements with our customers are terminable by the customer subject to a notice period that ranges from 90 days or less to 180 days.  In addition, we periodically renegotiate the prices and other terms of our products with our customers.  For instance, we recently negotiated lower prices with AT&T Wireless and DaimlerChrysler in connection with the renewal and extension of their respective contracts.  Because of the short termination periods and periodic price negotiations, we cannot give any assurances of the stability of the demand or prices for our products and, therefore, our revenue streams.  Significant demand or price fluctuations could materially affect our business.

Within the last five years the standard new vehicle warranty provided by our customers has varied and shorter warranty periods could be implemented in the future.  Any shortening of warranty periods could reduce the amount of warranty work performed by dealers and reduce the demand for our products.  Additionally, our customers may vary their policies governing decisions that determine when their dealers may use remanufactured products for warranty applications, which could reduce the demand for our products.

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

AT&T Wireless, our principal Logistics customer, operates in a highly competitive technology market.  The number of cell phones sold by AT&T Wireless, whether to new subscribers or as replacement phones to existing subscribers, is dependent on its ability to keep pace with technological advancements and to provide service programs and prices that are attractive to current and potential customers.  Our Logistics revenue from AT&T Wireless is substantially related to the number of phones sold by AT&T Wireless.  Consequently, any material decrease in phones sold by AT&T Wireless will materially and adversely affect our Logistics revenue.  In addition, although we believe we are well positioned to benefit from any potential merger of AT&T Wireless and another wireless carrier, no assurance to this can be given and any potential merger could result in a significant loss of revenues in our Logistics business.

We may incur material liabilities under various federal, state, local and foreign environmental laws.

We are subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes.  These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and the damages resulting from, past spills, disposals or other releases of hazardous substances.  In connection with our acquisition activity, we have conducted certain investigations of facilities we have acquired and their compliance with applicable environmental laws.  Similarly, in the course of lease terminations, we have generally conducted investigations into potential environmental impacts resulting from our operations.  These investigations revealed various environmental matters and conditions that could expose us to liability or which have required us to undertake compliance-related improvements or remedial activities.  Furthermore, one of our former subsidiaries, RPM, leased several facilities in Azusa, California located within what is now a federal Superfund site.  The entity that leased the facilities to RPM has been identified by the United States Environmental Protection Agency as one of the many potentially responsible parties for environmental liabilities associated with that Superfund site.  Any liability we may have from this site or otherwise under environmental laws could materially affect our business.

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

In addition to the factors listed above affecting us, our competitors and the economy generally, the stock price of our common stock may be affected by any significant sale of shares by our principal stockholders.  As of February 13, 2004, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. collectively owned 6,273,617 shares of our common stock.  Any significant sales by the Aurora partnerships of these shares could have a negative impact on our stock price.

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

From time to time, labor unions have indicated their interest in organizing a portion of our workforce.  Given that our OEM customers are in the highly unionized automotive industry, our business is likely to continue to attract the attention of union organizers.  While these efforts have not been successful to date except in the case of our former Mahwah, New Jersey facility, we cannot give any assurance that we will not experience additional union activity in the future.  Any union organization activity, if successful, could result in increased labor costs and, even if unsuccessful, could result in a temporary disruption of our production capabilities and a distraction to our management.  Additionally, we need qualified managers and a number of skilled employees with technical experience in order to operate our business successfully.  From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees.  If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

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

As of December 31, 2003, our outstanding indebtedness was $127.4 million, and we had cash and cash equivalents on hand of $59.6 million.  However, on February 10, 2004, subsequent to the closing and settlement of our tender offer to purchase 2,638,500 shares of our outstanding common stock at a price of $15.75 per share and immediately after the repurchase 1,169,409 shares of our common stock at a price of $15.75 per share from our affiliates, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P., we had total debt outstanding of $127.3 million, cash and cash equivalents on hand of $6.5 million, and $36.9 million borrowing capacity under our $40.0 million revolving credit facility.  Furthermore, our indebtedness may increase from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions.  Our consolidated indebtedness level could materially affect our business because:

•                  a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes, which amount would increase if prevailing interest rates rise;

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

As of February 13, 2004, the Aurora partnerships held approximately 40% of our voting power, through direct ownership of shares and voting arrangements, and four of the nine members of our Board of Directors are affiliated with the Aurora partnerships.  As a result, they are able to exercise substantial control over us.  As a result, it may be more difficult for a third party to acquire us.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13. “Certain Relationships and Related Transactions.”

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

Available Information

Our internet website is www.goatc.com.  We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings we make with the Securities and Exchange Commission as soon as reasonably practicable.  This information may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission also maintains an internet website that contains reports, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. We will provide a copy of any of the foregoing documents to shareholders upon request.

ITEM 2.                                         PROPERTIES

We conduct our business from the following facilities:

Location	Approx. Sq. Feet	Lease Expiration Date	Products Produced/Services Provided
Springfield, MO	280,800	2008	transmissions (1)
Springfield, MO	200,000	2006	engines and transmissions (2)
Gastonia, NC	130,000	2009	transmissions and valve bodies (1)
Oklahoma City, OK	100,000	owned	transmissions, transfer cases and assorted components (1)
Oklahoma City, OK	200,000	owned	transmissions (1)
Oklahoma City, OK	94,000	2008	returned material reclamation and disposition, core management (3)
Carrollton (Dallas), TX	39,000	2006	radios, telematics and instrument and display clusters (3)
Ft. Worth, TX	221,000	2008	cellular phone and accessory distribution (3)
Ft. Worth, TX	108,000	2005	cellular phone accessory packaging, returns processing, test and repair (3)
Grantham, England	120,000	owned	engines and related components (1)

(1)          This facility is used by the Drivetrain business.

(2)          This facility is used by our Independent Aftermarket business.

(3)          This facility is used by the Logistics business.

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

ITEM 4.                                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 2003.

PART II

ITEM 5.                                         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the Nasdaq National Market under the symbol “ATAC” since our initial public offering in December 1996.  As of February 13, 2004, there were approximately 51 record holders of our common stock.  The following table sets forth for the periods indicated the range of high and low sale prices of the common stock as reported by Nasdaq:

	High	Low
2003
First quarter	$15.75	$8.91
Second quarter	12.35	6.51
Third quarter	13.50	9.80
Fourth quarter	15.60	11.29
2002
First quarter	$19.47	$15.55
Second quarter	24.70	17.50
Third quarter	22.05	12.65
Fourth quarter	14.90	8.76

On February 13, 2004, the last sale price of the common stock, as reported by Nasdaq, was $14.79 per share.

We have not paid cash dividends on the common stock to date.  Because we currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness, we do not intend to pay cash dividends on the common stock in the foreseeable future.  Furthermore, as a holding company with no independent operations, the ability of Aftermarket Technology Corp. to pay cash dividends is dependent upon the receipt of dividends or other payments from its subsidiaries.  The agreement for our bank credit facility contains certain covenants that, among other things, prohibit the payment of dividends.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”  Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

ITEM 6.                                         SELECTED FINANCIAL DATA

The selected financial data presented below with respect to the statements of income data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto.  The selected financial data with respect to the statements of income data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999, are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent auditors, but are not included herein.  The data provided should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included in this Annual Report.  The results of the Distribution Group, Inc. subsidiary, which was sold in October 2000, are classified as discontinued operations and are excluded from the selected financial data presented below.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statements of Income Data:
Net sales	$367,064	$415,902	$393,381	$372,493	$365,563
Cost of sales	266,316	272,360	255,360	248,438	246,224
Exit, disposal, certain severance and other charges (1)	200	—	216	9,134	2,965
Gross profit	100,548	143,542	137,805	114,921	116,374
Selling, general and administrative expense	54,731	60,370	59,939	57,331	56,736
Amortization of intangible assets	299	333	5,028	5,255	5,527
Exit, disposal, certain severance and other charges (credits) (1)	8,427	(277)	5,114	23,450	4,345
Income from operations	37,091	83,116	67,724	28,885	49,766
Interest income	2,863	2,769	1,524	234	—
Interest expense	(8,169)	(12,280)	(22,377)	(24,770)	(23,563)
Other, net	369	(488)	754	(60)	312
Redemption of senior notes	—	(3,022)	—	—	—
Termination of credit facility	—	(1,480)	—	—	—
Income tax expense	(11,643)	(23,467)	(18,098)	(1,883)	(9,739)
Income from continuing operations (2)	$20,511	$45,148	$29,527	$2,406	$16,776
Income from continuing operations per diluted share (3)	$0.84	$1.87	$1.40	$0.11	$0.79
Shares used in computation of income from continuing operations per diluted share (3)	24,486	24,119	21,059	21,163	21,164

Other Data:
Capital expenditures (4)	$14,556	$13,103	$13,516	$11,682	$10,072

	As of December 31,
	2003	2002	2001	2000		1999
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$59,628	$65,504	$555	$2,035		$8,469
Working capital, continuing operations	120,954	128,342	52,700	53,457		29,744
Property, plant and equipment, net	57,461	54,616	52,577	46,276		47,897
Total assets	451,862	454,030	396,858	407,499		577,782
Current and long-term debt outstanding	127,351	164,613	197,789	227,511		308,714
Long-term liabilities, less current portion	134,545	159,561	181,694	213,537		302,491
Common stockholders’ equity	229,251	206,435	109,335	80,239	(5)	176,144

(1)          See Item 8. “Consolidated Financial Statements and Supplementary Data-Note 20” for a description of exit, disposal, certain severance and other charges (credits).

(2)          Income from continuing operations for the years ended December 31, 2002, 2001, 2000 and 1999 excludes gain (loss) from discontinued operations, net of income taxes, of $1,279, $(959), $(99,289) and $(9,969), respectively.

(3)          See Item 8. “Consolidated Financial Statements and Supplementary Data-Note 14” for a description of the computation of earnings per share.

(4)          Excludes capital expenditures made by certain of the Company’s subsidiaries prior to such subsidiaries’ respective acquisitions and any capital expenditures made in connection with such acquisitions.

(5)          Common stockholders’ equity as of December 31, 2000 reflects the loss on the sale of our Distribution Group business and from the initial discontinuance of, and subsequent election to retain, our independent aftermarket engine business.

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

Overview

Operations.  We are a leading remanufacturer and distributor of drivetrain products used in the repair of automobiles and light trucks in the automotive aftermarket.  Our Logistics business is a provider of value added warehouse and distribution services, reverse logistics services and electronics testing and remanufacturing.

Demand for our products within the Drivetrain segment is largely a function of the number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle.  These factors have generally increased over time, thereby increasing demand for our remanufactured products.  Other factors that influence demand for our remanufactured products include product complexity and reliability, automobile OEM policies governing repair-versus-replace decisions made by their dealers during the warranty period, the length of OEM warranty periods, our product quality and customer satisfaction levels, and the severity of weather conditions.  Because these factors are not directly dependent on new automotive sales levels, demand for remanufactured products within our Drivetrain business has been largely non-cyclical. However, a recent increase in focus on the reduction of near-term warranty cost by several of our domestic automotive OEM customers has resulted in revisions to their policies impacting warranty repair-versus-replace decisions that negatively impacted demand for our remanufactured Drivetrain products as dealers replaced fewer transmissions with remanufactured units. We believe that any material impact related to these policy decisions is reflected in our results of operations for the year ended December 31, 2003 and that further reductions in demand for our products as a result of these policy decisions are not anticipated. Furthermore, we believe these policy decisions should ultimately result in an increase in total OEM warranty cost which could result in the reversal or partial reversal of these policy decisions.

Our Drivetrain business has been our primary business since our formation.  For the year ended December 31, 2003, revenue from our Drivetrain business was $268.4 million, or 73.1% of our total revenue.  In addition, we also sell remanufactured engines and transmissions to independent aftermarket customers domestically.  For the year ended December 31, 2003, revenue from this portion of our business was $16.9 million, or 4.6% of our total revenue. We believe the independent aftermarket represents a key growth opportunity for our remanufactured Drivetrain products and we have active programs targeted at further penetration of this market.

Our Logistics business focuses on providing value added warehouse and distribution services, reverse logistics services and to a lesser extent, electronics testing, repair and remanufacturing services. Revenues and growth in this segment have largely (i) been related to services we provide for AT&T Wireless, (ii) been dependent on cellular telephone handset demand and AT&T Wireless’ share of new cellular telephone sales volume and (iii) benefited from upgrades in cellular telephone technology through increased replacement demand for more advanced handsets, from any increases in the number of AT&T Wireless subscribers and from any expansion of our service offering with AT&T Wireless. Because we do not take actual ownership of the cellular telephone inventory, we do not face the risk of inventory obsolescence. Recent shifts in supply chain management strategy by AT&T Wireless resulted in their decision to consolidate their printing requirements and re-source the bulk fulfillment of their collateral (marketing) materials from us to the printer of those materials in the second half of 2003. However, our Logistics business represents another key growth opportunity and we are actively pursing customer diversification. In addition to securing a long-term agreement with AT&T Wireless, which includes the providing of additional value added services, we have added Cingular as a new Logistics customer during 2003. For the year ended December 31, 2003, revenue from our Logistics business was $81.7 million, or 22.2% of our total revenue, of which AT&T Wireless accounted for 71.1%.

Financing.  On December 16, 2003, we initiated a tender offer to purchase up to 2,638,500 shares of our outstanding common stock at a price not greater than $15.75 per share and not less than $13.00 per share. In addition, we agreed to purchase up to 1,169,409 shares at the final tender offer price from our affiliates, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. (collectively, “Aurora”) on the eleventh business day following the close of the tender offer.  The maximum number of shares to be purchased in the tender offer and from Aurora represented 15.7% of our outstanding common stock.  The tender offer was over subscribed, with 3,538,544 shares being tendered and not withdrawn, and on January 26, 2004 we completed the purchase of 74.56% of the total shares tendered, at the price of $15.75 per share.  In addition, on February 10, 2004, we purchased 1,169,409 shares of our common stock from Aurora at the same price as the final tender offer price of $15.75 per share.  The total cost of these repurchases totaled $60.0 million plus approximately $1.2 million of fees and expenses and was funded with available cash on hand.  On February 10, 2004, immediately following the repurchase of shares from Aurora, we had total debt outstanding of $127.3 million, cash and cash equivalents on hand of $6.5 million and $36.9 million available to borrow on our $40.0 million revolving credit facility.

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

•                  returned material reclamation, disposition, test and repair services;

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

Amortization of Intangibles.   On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, under which goodwill and indefinite-lived intangible assets are no longer amortized. After the adoption of SFAS No. 142, expense for amortization of intangibles primarily relates to the amortization of definite lived intangible assets.

Exit, Disposal, Certain Severance and Other Charges (Credits).   As part of our lean and continuous improvement philosophy, we have periodically identified opportunities to right-size, rationalize and consolidate operations or manufacturing capacity, alter our processes in an effort to improve customer service, and fix or discontinue lower-margin product lines, the purpose of which is to improve profitability, reduce costs, streamline operations and improve efficiency. As a result of this process, we may incur certain costs, primarily associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and delayering, rationalization of certain products, product lines and services and asset impairments. In management’s opinion these costs are generally incremental to our ongoing operation and are separated on our statements of income in order to improve the clarity of our reported operations.

Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, moving and relocation costs, losses on the disposal of fixed assets and write down of inventories. The components of these charges are computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits.

These charges can vary significantly from period to period and as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of these actions. See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 20” for a further discussion of these costs.

Critical Accounting Policies

Our financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions.  We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period.  The company performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses.  The company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-off based on historic experience.  If a customer’s financial condition were to deteriorate, additional allowances that may be required could have a material adverse impact on our financial statements.

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

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required, however these would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets.  Effective with the adoption of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, however they are tested annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired, and if the carrying value is greater than the fair value an impairment loss is recorded. Impairment is tested at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives and other factors that generally would be considered in determining value.   Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its revenues were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements.

Segment Reporting

We have two reportable segments: the Drivetrain Remanufacturing segment and the Logistics segment. The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to Ford, DaimlerChrysler, General Motors, Honda and certain other foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. In addition, the Drivetrain Remanufacturing segment (i) sells select remanufactured and newly assembled engines to certain European OEMs (including the European operations of Ford, General Motors and Jaguar) and certain remanufactured engines to DaimlerChrysler and (ii) remanufactures certain engines and transmissions that are transferred to our aftermarket distribution business, which is not a reportable segment, for sale directly into the independent aftermarket.  The Logistics segment consists of three operating units:

•                  a provider of value added warehouse, distribution and reverse logistics, test and repair services, turnkey order fulfillment and information services for AT&T Wireless Services and to a lesser extent, Cingular;

•                  a provider of returned material reclamation and disposition services and core management services to General Motors and to a lesser extent, Ford and Mazda; and

•                  a provider of logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon.

The Company’s “Other” business unit, which is not reportable for segment reporting purposes, distributes domestic and foreign engines and domestic remanufactured transmissions to independent aftermarket customers.

Effective January 1, 2003, the Company revised its internal reporting to provide better alignment with its current organization structure.  As a result, all remanufacturing activities are reflected in our Drivetrain Remanufacturing segment.  Engines and transmissions that are remanufactured for sale into the independent aftermarket are transferred to our “Other” business unit at cost, therefore all costs and operating profits related to the independent aftermarket sales are contained within this single business.  The results for the prior periods have also been adjusted to reflect this change.

We evaluate the performance of each segment based upon income from operations. The reportable segments and the “Other” business unit are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels.

Results of Operations

The following table sets forth financial statement data expressed in millions of dollars and as a percentage of net sales.

	Year Ended December 31,
	2003		2002		2001
Net sales	$367.1	100.0%	$415.9	100.0%	$393.4	100.0%
Gross profit	100.5	27.4	143.5	34.5	137.8	35.0
SG&A expense	54.7	14.9	60.4	14.5	59.9	15.2
Exit, disposal, certain severance and other charges (credits) (1)	8.6	2.3	(0.3)	(0.1)	5.3	1.4
Income from operations	37.1	10.1	83.1	20.0	67.7	17.2
Interest expense	(8.2)	(2.2)	(12.3)	(3.0)	(22.4)	(5.7)
Income from continuing operations	$20.5	5.6%	$45.1	10.9%	$29.5	7.5%

(1)          Includes $0.2 million of inventory write-downs classified as cost of sales in the statements of income for each of 2003 and 2001.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Income from continuing operations decreased $24.6 million, or 54.5%, to $20.5 million in 2003 from $45.1 million in 2002.  Income from continuing operations per diluted share was $0.84 in 2003 as compared to $1.87 in 2002.

For 2003, our results include $5.5 million (net of tax) of exit, disposal, certain severance and other charges discussed below and for 2002 include (i) $2.8 million (net of tax) of charges related to the early redemption of our 12% senior subordinated notes due 2004 and termination of our old credit facility, which were reclassified from extraordinary items to income from continuing operations before income taxes per the provisions of SFAS No. 145 (adopted on January 1, 2003), (ii) income of $1.8 million (net of tax), for certain non-operating income items primarily related to income tax refunds and associated interest income, and (iii) income of $0.2 million (net of tax) for an adjustment to disposal costs.  Excluding these items, income from continuing operations decreased $19.9 million, or 43.4%, during 2003 as compared to 2002, primarily as a result of:

•                  price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements;

•                  volume declines and associated disruptions in our Drivetrain segment caused by the implementation by certain of our OE customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units; and

•                  a reduction in volume due to the run-out of certain programs in our Logistics and Drivetrain segments, including the bulk collateral fulfillment program for AT&T Wireless Services, an OnStar telematics modification program, the material recovery and core qualification programs for Ford, and the Kia transmission remanufacturing program, partially offset by:

•                  the ramp-up of the Honda transmission remanufacturing program; and

•                  benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales.  Net sales decreased $48.8 million, or 11.7%, to $367.1 million for 2003 from $415.9 million for 2002.  This decrease was primarily due to:

•                  lower volumes of Chrysler, Ford and General Motors remanufactured transmissions due to the OEMs’ implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which has resulted in dealers replacing fewer transmissions with remanufactured units;

•                  price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements; and

•                  a reduction in volume due to the run-out of certain programs in our Logistics and Drivetrain segments, including the bulk collateral fulfillment program for AT&T Wireless Services, an OnStar telematics modification program, the material recovery and core qualification programs for Ford, and the Kia transmission remanufacturing program, partially offset by:

•                  the ramp-up of the Honda transmission remanufacturing program, which began in late 2002; and

•                  an increase in sales to General Motors of approximately $10 million related to a program that began in July, 2002 under which we charge General Motors for previously consigned direct material costs plus a fee for materials management and inventory carrying costs.

Of our revenues for 2003 and 2002, Ford accounted for 35.7% and 37.0%, DaimlerChrysler accounted for 19.0% and 22.4%, AT&T Wireless Services accounted for 15.8% and 18.5% and General Motors accounted for 9.4% and 8.9%, respectively.  Additionally, sales to Honda increased to 7.0% of the Company’s revenues for 2003 from 0.1% for 2002.

Gross Profit.  Gross profit decreased $43.0 million, or 30.0%, to $100.5 million for 2003 from $143.5 million for 2002.  The decrease was primarily the result of the factors described above under “Net Sales” combined with inefficiencies and other disruption costs associated with the closure of our Mahwah, New Jersey remanufacturing facility and transition of production to Oklahoma City, Oklahoma, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Primarily as a result of the factors described above, gross profit as a percentage of net sales decreased to 27.4% for 2003 from 34.5% for 2002.

SG&A Expense.  SG&A expense decreased $5.7 million, or 9.4%, to $54.7 million for 2003 from $60.4 million for 2002.   The decrease was primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives combined with reduced compensation expense related to our incentive compensation program, partially offset by an increase in growth support costs related to our initiative to penetrate the independent aftermarket.  As a percentage of net sales, SG&A expense increased to 14.9% for 2003 from 14.5% for 2002.

Exit, Disposal, Certain Severance and Other Charges (Credits). During 2003, we recorded $8.6 million ($5.5 million net of tax) of these costs including (i) $3.6 million for our Drivetrain Remanufacturing segment related to the closure of our Mahwah facility, consisting of $2.1 million of exit and other costs primarily associated with the relocation to the facility in Oklahoma City, $1.2 million for severance and related costs, $0.6 million related to the write-off of certain fixed assets and $0.2 million of inventory write-downs (classified as Cost of Sales), partially offset by income of $0.5 million related to the reversal of an accrual established during 2001 for expected idle capacity costs at this plant, (ii) $3.1 million consisting of compensation costs payable to our former Chief Executive Officer and current Chief Financial Officer of $1.9 million and $0.7 million, respectively, contingent upon a conversion from full time to part time employment, and $0.5 million of associated relocation and hiring related costs, (iii) $1.4 million primarily related to severance and related costs associated with the streamlining of certain operations and the reorganization and de-layering of certain management functions (expected to result in annual cost savings of approximately $2.0 million) and (iv) $0.5 million primarily related to the write-down of certain customized software reflected as fixed assets within the Logistics segment.

Our decision to consolidate our leased facility located in Mahwah, New Jersey into an owned facility in Oklahoma City, Oklahoma was primarily driven by an expectation of lower operating costs (primarily labor and facility related).  We completed the consolidation during the fourth quarter of 2003 and expect this action to result in annual cost savings of approximately $2.0 million beginning in 2004.

During 2002, we recorded income of $0.3 million ($0.2 million net of tax) from the adjustment of provisions previously established (i) primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates and (ii) for severance and related costs primarily related to the consolidation of our information systems groups that were no longer expected to be incurred.  Additionally, we recorded a gain of $0.8 million for the partial reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability whose maximum exposure has been reduced, offset by a charge of $0.8 million related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

We currently expect to record approximately $1.5 million of cost primarily in the first and second quarters of 2004 primarily related to remaining costs associated with the closure of our Mahwah, New Jersey facility, certain severance and related costs associated with remaining management de-layering initiatives and certain compensation costs associated with hiring of our new Chief Executive Officer.

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems.  Implementation of any of these could require us to incur additional costs of a nature described above, which would be offset over time by the projected cost savings.

Income from Operations.  Income from operations decreased $46.0 million, or 55.4%, to $37.1 million for 2003 from $83.1 million for 2002.  This decrease was primarily the result of the factors described above under “Gross Profit” and “SG&A Expense.”

As a percentage of net sales, income from operations decreased to 10.1% in 2003 from 20.0% in 2002.

Interest Income.  Interest income increased $0.1 million to $2.9 million for 2003 from $2.8 million for 2002.  During 2002, we recorded $0.3 million of interest income related to federal and state income tax refunds. Excluding this impact, interest income increased $0.4 million, which was largely due to interest income earned on our increased cash balances invested in cash and cash equivalents during 2003 as compared to 2002.

Equity in Income (Losses) of Investee. During 2003, we recorded $0.3 million of income from our equity investment in our unconsolidated subsidiary as compared to a loss, primarily related to start-up costs, of $0.6 million in 2002.

Redemption of Senior Notes.  During 2002, we recorded a charge of $3.0 million, related to the payment of a call premium and the write-off of previously capitalized debt issuance costs in connection with the early redemption of our senior subordinated notes.  This charge was previously classified as an extraordinary item of $1.9 million, net of income tax benefits of $1.1 million, but was reclassified to income from continuing operations before income taxes pursuant to our adoption of SFAS No. 145 on January 1, 2003.

Termination of Credit Facility.  During 2002, we recorded a charge of $1.5 million, related to the write-off of previously capitalized debt issuance costs in connection with the termination of our old credit facility.  This charge was previously classified as an extraordinary item of $0.9 million, net of income tax benefits of $0.6 million, but was reclassified to income from continuing operations before income taxes pursuant to our adoption of SFAS No. 145 on January 1, 2003.

Interest Expense.  Interest expense decreased $4.1 million, or 33.3%, to $8.2 million for 2003 from $12.3 million for 2002.  This decrease was primarily due to a reduction in debt outstanding combined with a general decline in interest rates and the use of debt with lower interest rates.

Income Tax Expense.  Our effective income tax rate increased to 36.2% for 2003 from 34.2% in 2002.  During 2002 we recorded income of (i) $0.8 million related to federal and state income tax refunds recorded in 2002 and (ii) $0.7 million related to adjustments to deferred tax liabilities relating to closed tax years.  Based on our current estimate of the distribution of taxable income by state, we expect our effective income tax rate for 2004 to be approximately 38.5% (excluding the impact of any potential adjustments related to IRS audits of open tax years.)

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2003		2002
Net sales	$268.4	100.0%	$288.0	100.0%
Segment profit before exit, disposal, certain severance and other charges	$27.6	10.3%	$50.2	17.4%
Less: Exit, disposal, certain severance and other charges	4.4		—
Segment profit	$23.2	8.6%	$50.2	17.4%

Net Sales.  Net sales decreased $19.6 million, or 6.8%, to $268.4 million for 2003 from $288.0 million for 2002.  The decrease was primarily due to:

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

Sales to Ford accounted for 46.7% and 49.9%, DaimlerChrysler accounted for 26.0% and 32.4%, and General Motors accounted for 10.5% and 8.3% of segment revenues for 2003 and 2002, respectively.  Additionally, sales to Honda increased to 9.6% of segment revenues for 2003 from 0.2% for 2002.

Furthermore, we expect sales to Honda to increase significantly in 2004 as we benefit from additional transmission models and quantities, that were added to our Honda remanufacturing program in late 2003.

Exit, Disposal, Certain Severance and Other Charges.  During 2003, we recorded $4.4 million of costs including (i) $3.6 million related to the closure of our transmission remanufacturing facility located in Mahwah, New Jersey, consisting of $2.1 million of exit and other costs primarily associated with the relocation to the facility in Oklahoma City, Oklahoma, $1.2 million of severance and related costs, $0.6 million related to the write-off of certain fixed assets and $0.2 million of inventory write-downs, partially offset by income of $0.5 million related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at the New Jersey plant and (ii) $0.8 million primarily related to severance and related costs associated with the streamlining of certain operations and the reorganization and de-layering of certain management functions within the segment.

During 2002 we recorded a gain of $0.8 million for the partial reversal of a previously established provision for a potential non-income state tax liability whose maximum exposure has been reduced, offset by a charge of $0.8 million for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

Segment Profit.  Segment profit decreased $27.0 million, or 53.8%, to $23.2 million (8.6% of segment net sales) for 2003 from $50.2 million (17.4% of segment net sales) for 2002.  Excluding the previously discussed costs of $4.4 million recorded during 2003, segment profit decreased $22.6 million, or 45.0%, to $27.6 million (10.3% of segment net sales) for 2003.  This decrease was primarily due to:

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

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2003		2002
Net sales	$81.7	100.0%	$114.2	100.0%
Segment profit before exit, disposal, certain severance and other charges (credits)	$22.9	28.0%	$36.6	32.0%
Less: Exit, disposal, certain severance and other charges (credits)	0.9		(0.2)
Segment profit	$22.0	26.9%	$36.8	32.2%

Net Sales.  Net sales decreased $32.5 million, or 28.5%, to $81.7 million for 2003 from $114.2 million for 2002.  This decrease was primarily attributable to:

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

•                  a decline in revenues related to the wind-down of an OnStar telematics modification program; and

•                  a decline in revenues related to the wind-down of material recovery and core qualification programs for Ford.

In the future, we expect revenues in this segment to begin increasing as several new programs with AT&T Wireless Services and Cingular mature. Sales to AT&T Wireless Services accounted for 71.1% and 67.2% of segment revenues for 2003 and 2002, respectively.

Exit, Disposal, Certain Severance and Other Charges (Credits).  During 2003, we recorded costs of $0.9 million consisting of (i) $0.5 million primarily related to the write-down of certain customized software reflected as fixed assets and (ii) $0.4 million of severance and related costs associated with the streamlining of certain operations and the reorganization and de-layering of certain management functions within the segment.

During 2002, we recorded income of $0.2 million from the reversal of provisions previously established primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates.

Segment Profit.  Segment profit decreased $14.8 million, or 40.2%, to $22.0 million (26.9% of segment net sales) for 2003 from $36.8 million (32.2% of segment net sales) for 2002.  Excluding the previously discussed costs of $0.9 million recorded during 2003 and income of $0.2 million recorded during 2002, segment profit decreased $13.7 million, or 37.4%, to $22.9 million (28.0% of segment net sales) for 2003 from $36.6 million (32.0% of segment net sales) for 2002.  The decrease was primarily the result of changes in the price, volume and mix of revenues described above, offset in part by the benefits of our lean and continuous improvement program and other cost reductions.

Other

The following table presents net sales and segment loss for the independent aftermarket engine and transmission business expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2003		2002
Net sales	$16.9	100.0%	$13.7	100.0%
Segment loss	$(4.8)	(28.4)%	$(3.9)	(28.5)%

Net Sales.  Net sales increased $3.2 million, or 23.4%, to $16.9 million for 2003 from $13.7 million for 2002.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket.

Segment Loss.  Segment loss increased $0.9 million, or 23.1%, to a loss of $4.8 million for 2003 from a loss of $3.9 million for 2002.  The increased loss was primarily the result of an increase in costs for additional sales and marketing programs and resources in support of our initiative to penetrate the independent aftermarket for remanufactured transmissions.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Income from continuing operations increased $15.6 million, or 52.9%, to $45.1 million ($1.87 per diluted share) in 2002 from $29.5 million ($1.40 per diluted share) in 2001.

Our results include the following items for 2002:

•                  $2.8 million (net of tax) of charges related to the early redemption of our 12% senior subordinated notes due 2004 and termination of our old credit facility, which were reclassified from extraordinary items to income from continuing operations before income taxes per the provisions of SFAS No. 145 (adopted on January 1, 2003);

•                  $1.8 million (net of tax), for certain non-operating income items primarily related to income tax refunds and associated interest income; and

•                  $0.2 million (net of tax), of income for an adjustment to previously recorded disposal costs,

and the following items for 2001:

•                  $3.4 million (net of tax), of expense for amortization of intangibles with no comparable expense in 2002 due to the adoption of SFAS No. 142 on January 1, 2002, pursuant to which we no longer recognize goodwill amortization;

•                  $3.3 million (net of tax), of exit, disposal, certain severance and other charges, see discussion below; and

•                  $0.6 million (net of tax), gain related to the sale of the preferred stock of the Distribution Group, which we received in 2000 as partial consideration for the sale of that business.

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

•                  an increase in sales for value-added warehouse and distribution services to AT&T Wireless, driven by continued growth in the market for cellular phones and services;

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

•                  a decrease in sales of remanufactured transmissions to DaimlerChrysler due to an unusually mild winter, and a disruption of market demand resulting from an OEM-to-dealer price increase primarily impacting post warranty sales.  This decrease was partially offset by a lessening of the impact of DaimlerChrysler’s on-going inventory reductions, whereby DaimlerChrysler reduced its inventory levels by approximately six weeks in 2001 but only by approximately two weeks in 2002.  At the end of 2002, we estimated DaimlerChrysler’s inventory level to be at about five weeks;

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

Gross Profit.  Gross profit increased $5.7 million, or 4.1%, to $143.5 million for 2002 from $137.8 million for 2001.  This increase was primarily the result of the changes in volume and mix of revenues described above coupled with the benefits of our Lean and Continuous Improvement initiatives and other cost reduction programs. As a percentage of net sales, gross profit decreased to 34.5% in 2002 from 35.0% for 2001.  This decrease was primarily the result of the billing to General Motors of approximately $9 million of direct material costs, which were previously consigned, with a slightly smaller amount reflected in cost of goods sold.

SG&A Expense.  SG&A expense increased $0.5 million, or 0.8%, to $60.4 million for 2002 from $59.9 million for 2001.  As a percentage of net sales, SG&A expense decreased to 14.5% for 2002 from 15.2% for 2001.  The $0.5 million increase was primarily from spending in support of the General Motors materials management program, the Ford core management program and our initiative to penetrate the independent aftermarket for remanufactured transmissions, largely offset by benefits from our cost reduction initiatives.

Amortization of Intangible Assets.  Amortization of intangible assets decreased $4.7 million to $0.3 million for 2002 from $5.0 million for 2001.  We no longer amortize goodwill due to the application of SFAS No. 142.

Exit, Disposal, Certain Severance and Other Charges (Credits).  During 2002, we recorded income of $0.3 million ($0.2 million net of tax) from the adjustment of provisions previously established (i) primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates and (ii) for severance and related costs primarily related to the consolidation of our information systems groups that were no longer expected to be incurred.  Additionally, we recorded a gain of $0.8 million for the partial reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability whose maximum exposure has been reduced, offset by a charge of $0.8 million related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

During 2001, we recorded $5.3 million of costs ($3.3 million net of tax) including $2.4 million for the Drivetrain Remanufacturing segment, $2.4 million for the Logistics segment and $0.5 million for consolidation of our two information systems groups.  The $2.4 million related to the Drivetrain Remanufacturing segment consisted of $1.6 million of severance and related costs for 35 people, primarily associated with the de-layering of certain management functions and $0.8 million of facility exit and idle capacity costs associated with facility consolidations and implementation of cellularized manufacturing within the segment.  The $2.4 million of costs in the Logistics segment consisted of $1.9 million of costs related to the shut-down of our remanufactured automotive electronic control modules product line and $0.5 million of severance and related costs for eight people primarily associated with the upgrade of certain management functions within the segment. The $0.5 million related to our two information systems groups was related to severance costs for four people primarily associated with the consolidation of those functions.

Income from Operations.  Income from operations increased $15.4 million, to $83.1 million for 2002 from $67.7 million for 2001.  This increase is primarily attributable to a $5.6 million decrease in exit, disposal, certain severance and other charges (credits) for 2002 as compared to 2001 and a $4.7 million decrease in amortization of intangibles for 2002 as compared to 2001 due to the adoption of SFAS No. 142, combined with revenue growth and the benefit of cost reduction initiatives, partially offset by the increase in SG&A expense in support of growth initiatives.   As a percentage of net sales, income from operations increased to 20.0% in 2002 from 17.2% in 2001.

Interest Income.  Interest income increased $1.3 million, or 86.7%, to $2.8 million for 2002 from $1.5 million for 2001.  This increase was primarily due to interest income earned on our increased cash balances invested in cash and cash equivalents during 2002 as compared to 2001.  In addition, 2002 includes $0.3 million of interest income from tax refunds recorded during 2002.

Other Income, Net.  Other income, net decreased $0.7 million, to $0.1 million for 2002 from $0.8 million for 2001.  During 2001, we recorded a gain of $0.9 million on the sale of the preferred stock of the Distribution Group, which was received in 2000 as partial consideration for the sale of that business.

Equity in Losses of Investee.  The loss from our equity investment in our unconsolidated subsidiary increased $0.5 million in 2002 as compared to 2001, primarily due to start-up costs of this business.

Redemption of Senior Notes.  During 2002, we recorded a charge of $3.0 million, related to the payment of a call premium and the write-off of previously capitalized debt issuance costs in connection with the early redemption of our senior subordinated notes.  This charge was previously classified as an extraordinary item of $1.9 million, net of income tax benefits of $1.1 million, but was reclassified to income from continuing operations before income taxes pursuant to our adoption of SFAS No. 145 on January 1, 2003.

Termination of Credit Facility.  During 2002, we recorded a charge of $1.5 million, related to the write-off of previously capitalized debt issuance costs in connection with the termination of our old credit facility.  This charge was previously classified as an extraordinary item of $0.9 million, net of income tax benefits of $0.6 million, but was reclassified to income from continuing operations before income taxes pursuant to our adoption of SFAS No. 145 on January 1, 2003.

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

Income Tax Expense.  Our effective income tax rate decreased to 34.2% for 2002 from 38.0% in 2001.  During 2002 we recorded income of (i) $0.8 million related to federal and state income tax refunds recorded in 2002 and (ii) $0.7 million related to adjustments to deferred tax liabilities relating to closed tax years.  The balance of our effective income tax rate reduction is primarily the result of the adoption of SFAS No. 142 and the impact of tax deductible goodwill, combined with a favorable change in the mix of taxable income generated in states with lower tax rates in 2002 as compared to 2001.

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

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2002		2001
Net sales	$288.0	100.0%	$266.3	100.0%
Segment profit before exit, certain severance and other charges and goodwill amortization	$50.2	17.4%	$46.7	17.5%
Less: Exit, certain severance and other charges	—		2.4
Less: Goodwill amortization	—		4.3
Segment profit	$50.2	17.4%	$40.0	15.0%

Net Sales.  Net sales increased $21.7 million, or 8.1%, to $288.0 million for 2002 from $266.3 million for 2001.  This increase was driven primarily by:

•                  an increase in sales of remanufactured transmissions to Ford, driven by growth in the installed base, a relatively harsh summer and an improvement in customer fill-rate that resulted in the capture of previously lost sales;

•     an increase in sales to General Motors of approximately $9 million related to a new program that began in July, 2002 under which we bill General Motors for previously consigned direct materials costs plus a fee for materials management and inventory carrying costs; and

•     an increase in sales of new engines and related parts to Ford Power Products in support of certain fleet programs; partially offset by a decrease in sales of remanufactured transmissions to DaimlerChrysler due to an unusually mild winter, and a disruption of market demand resulting from an OEM-to-dealer price increase primarily impacting post-warranty sales.  This decrease was partially offset by a lessening of the impact of DaimlerChrysler’s on-going inventory reductions, whereby DaimlerChrysler reduced its inventory levels by approximately six weeks in 2001 but by only approximately two weeks in 2002.  At the end of 2002 we estimated DaimlerChrysler’s inventory level to be at about five weeks.

Sales to Ford accounted for 49.9% and 47.6% of segment revenues for 2002 and 2001, respectively. Sales to DaimlerChrysler accounted for 32.4% and 35.6% of segment revenues for 2002 and 2001, respectively.

Exit, Certain Severance and Other Charges.  During 2002 we recorded a gain of $0.8 million for the partial reversal of a previously established provision for a potential non-income state tax liability whose maximum exposure has been reduced, offset by a charge of $0.8 million related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

During 2001, we recorded $2.4 million of costs including $1.6 million of severance and related costs primarily associated with the de-layering of certain management functions and $0.8 million of facility exit and idle capacity costs associated with facility consolidations and implementation of cellularized manufacturing within the segment.

Segment Profit.  Segment profit increased $10.2 million, or 25.5%, to $50.2 million (17.4% of segment net sales) for 2002 from $40.0 million (15.0% of segment net sales) for 2001.  Excluding the exit, certain severance and other charge and goodwill amortization expense items totaling $6.7 million recorded in 2001, segment profit increased $3.5 million, or 7.5%, between the two periods.  The increase was primarily the result of changes in sales volume, price and mix of remanufactured transmissions as referenced above combined with the benefit of cost reductions realized as a result of our lean and continuous improvement program and other cost reduction initiatives, which include avoidance of vendor direct material price increases, engineering gain sharing with customers and other material usage and salvage programs, implementation of cellular and lean manufacturing techniques and process reengineering.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2002		2001
Net sales	$114.2	100.0%	$105.2	100.0%
Segment profit before exit, disposal, certain severance and other (credits) charges and goodwill amortization	$36.6	32.0%	$29.4	27.9%
Less: Exit, disposal, certain severance and other (credits) charges	(0.2)		2.4
Less: Goodwill amortization	—		0.5
Segment profit	$36.8	32.2%	$26.5	25.2%

Net Sales.  Net sales increased $9.0 million, or 8.6%, to $114.2 million for 2002 from $105.2 million for 2001.  This increase was primarily attributable to

•     an increase in sales for value-added warehouse and distribution services to AT&T Wireless, driven by continued growth in the market for cellular phones and services;

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

Exit, Disposal, Certain Severance and Other (Credits) Charges.  During the year ended December 31, 2002, we recorded income of $0.2 million primarily related to the reversal of a provision previously established principally for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules product line where actual recoveries from the sale of assets were favorable to original estimates.

The $2.4 million of costs recorded during 2001, included the following:

•                  $1.9 million of costs related to the shut-down of the segment’s remanufactured automotive electronic control modules product line including $0.7 million of severance and related costs; $0.6 million related to the write-down of fixed assets; $0.3 million of facility exit and other costs related to the shutdown; $0.2 million related to inventory write-downs; and $0.1 for the write-down of uncollectible accounts receivable balances; and

•                  $0.5 million of severance and related costs primarily associated with the upgrade of certain management functions within the segment.

Segment Profit.  Segment profit increased $10.3 million, or 38.9%, to $36.8 million (32.2% of segment net sales) for 2002 from $26.5 million (25.2% of segment net sales) for 2001.  Excluding the income item of $0.2 million recorded in 2002 and the exit, disposal, certain severance and other charges and goodwill amortization expense items totaling $2.9 million recorded in 2001, segment profit increased $7.2 million, or 24.5%, between the two periods.  The increase was primarily the result of changes in sales volume, price and mix as described above combined with cost reductions and other productivity improvements resulting from the increased use of automation and process reengineering and the implementation of lean manufacturing techniques, partially offset by (i) inefficiencies and other costs associated with the launch and ramp-up of the Ford core management program, (ii) an increase in spending in support of key growth initiatives in the segment and (iii) a reduction in the inventory shrink performance bonus from AT&T Wireless based on a reduction in the average value of inventory.

Other

The following table presents net sales and segment profit (loss) for the independent aftermarket engine and transmission business expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2002		2001
Net sales	$13.7	100.0%	$21.9	100.0%

Segment profit (loss)	$(3.9)	(28.5)%	$1.7	7.8%

Net Sales.  Net sales decreased $8.2 million, or 37.4%, to $13.7 million for 2002 from $21.9 million for 2001. This decrease was primarily attributable to a general softness in demand for remanufactured engines believed to be driven by general economic conditions, which include the continuation of new car incentives, a reduction in used car values and a corresponding increase in the utilization of salvage engines, combined with a mild winter. Additionally, we experienced a decline in demand for remanufactured engines as a result of a competitor’s aggressive price reductions late in the third quarter of 2001.  During the first quarter of 2002 we adjusted our prices and have since recaptured and subsequently added to our market share. Furthermore, sales increased $1.6 million from the launch of our initiative to sell remanufactured transmissions directly into the independent aftermarket via this channel.

Segment Profit (Loss).  Segment profit decreased $5.6 million, to a loss of $3.9 million for 2002 from a profit of $1.7 million for 2001.  This decrease was primarily the result of

•      the sales volume, price and mix as described above;

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

Liquidity and Capital Resources

Cash Flow & Capital Expenditures

We had total cash and cash equivalents on hand of $59.6 million at December 31, 2003.  Net cash provided by operating activities from continuing operations was $48.4 million in 2003 and includes $12.4 million from the utilization of deferred tax assets, primarily related to net operating loss carryforwards “NOL”). We anticipate the cash flow benefit from our remaining NOL will end during 2004.  Net cash used in investing activities of $15.6 million included (i) $14.6 million primarily related to manufacturing equipment additions within our Drivetrain remanufacturing segment in support of (x) our new Honda remanufactured transmission program, (y) the closure of the leased Mahwah, New Jersey facility and subsequent transfer of production to the facility we own in Oklahoma City, Oklahoma, and (z) other cost reduction initiatives, and (ii) $1.1 million for the acquisition of Automotive Transmission and Transaxles, a small remanufacturer of automatic transmissions for sale to the independent aftermarket.  Net cash used in financing activities of $38.8 million included net payments of $35.0 million made on our credit facility, $2.5 million in payment of consideration related to previous acquisitions, $0.7 million of payments on capital lease obligations and $0.7 million of payments for debt issuance costs related to our credit facility (see discussion below).

For 2004, we have budgeted $18.0 million for capital expenditures, primarily to support new business and cost reduction initiatives and capacity maintenance in each of our businesses.

Liquidity and Capital Resources-Other

On December 16, 2003, we (i) initiated a tender offer to purchase up to 2,638,500 shares of our outstanding common stock at a price not greater than $15.75 per share and not less than $13.00 per share and (ii) agreed to purchase up to 1,169,409 shares at the final tender offer price from Aurora on the eleventh business day following the close of the tender offer (i and ii collectively, “the Stock Repurchase”).  The maximum number of shares to be purchased in the Stock Repurchase represented 15.7% of our outstanding common stock. The tender offer was over subscribed, with 3,538,544 shares being tendered and not withdrawn, and on January 26, 2004 we completed the purchase of 74.56% of the total shares tendered, at the price of $15.75 per share.  In addition, on February 10, 2004, we purchased 1,169,409 shares of our common stock from Aurora at the same price as the final tender offer price of $15.75 per share. The total cost of the Stock Repurchase was $60.0 million plus approximately $1.2 million of fees and expenses and was funded with available cash on hand.  On February 10, 2004, immediately following the repurchase of shares from Aurora, we had total debt outstanding of $127.3 million, cash and cash equivalents on hand of $6.5 million and $36.9 million available to borrow on our $40.0 million revolving credit facility.

Financing

On February 8, 2002, we executed a credit agreement and related security agreement in connection with a credit facility.  The credit facility provided for (i) a $75.0 million, five-year term loan payable in quarterly installments in increasing amounts over the five-year period ($36.1 million outstanding at December 31, 2003), (ii) a $95.0 million, six-year, two-tranche term loan payable in quarterly installments over the six-year period ($83.8 million outstanding at December 31, 2003 and with approximately 97% of the outstanding balance payable in the sixth year) and an annual excess cash flow sweep payable as defined in the credit agreement and (iii) a $50.0 million, five-year revolving credit facility.  The credit facility also provided for the addition of one or more optional term loans of up to $100.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios. On December 12, 2003, we amended our credit facility to permit the Stock Repurchase. Additionally, this amendment required us to prepay $20.0 million of term loans and reduced our revolving credit facility to $40.0 million.

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of December 31, 2003, the margins for the $75.0 million term loan and the $50.0 million revolving facility were 1.50% for Alternate Base Rate loans and 2.50% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.25% for Alternate Base Rate loans and 3.25% for Eurodollar Rate loans as of December 31, 2003.

Based on results of operations for the year ended December 31, 2003 and the $20.0 million prepayment associated with the December 12, 2003 amendment to the our credit facility, a prepayment for excess cash flow for the year ended December 31, 2003 was not required.

As of December 31, 2003, our borrowing capacity under the revolving portion of the credit facility was $36.9 million.  In addition, we had cash and cash equivalents on hand of $59.6 million at December 31, 2003.

As part of an ownership agreement we have for a 45% interest in an unconsolidated subsidiary, we have given the subsidiary’s bank a $0.9 million letter of credit in the event of the subsidiary’s default on outstanding debt.

During 2003, we entered into a revolving credit agreement with HSBC Bank Plc, providing £0.5 million to finance the working capital requirements of our U.K. subsidiary.  Amounts advanced are secured by substantially all the assets of our U.K. subsidiary.  In addition, HSBC Bank may at any time demand repayment of all sums owing.  Interest is payable monthly at the HSBC Bank prime lending rate plus 1.50%.  As of December 31, 2003, there were no amounts outstanding under this line of credit.

As of December 31, 2003, we had approximately $27 million in federal loss carryforwards and approximately $18 million in state loss carryforwards available as an offset to future taxable income.

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

Off-Balance Sheet Arrangements

We are not engaged in any off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial condition or results of operations.

However, we are subject to various other commitments and contingencies as disclosed in Item 8. “Consolidated Financial Statements and Supplementary Data - Note 17.”

Contractual Obligations

The following table summarizes our contractual obligations expressed in millions of dollars as of December 31, 2003:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit facility	$119.9	$10.0	$24.9	$85.0	$—
Amount due to sellers of acquired Companies (a)	7.1	1.9	5.2	—	—
Operating lease obligations	24.4	8.1	10.5	5.5	0.3
Capital lease obligations	0.4	0.4	—	—	—
Purchase obligations	—	—	—	—	—
Executive compensation agreements (b)	2.6	1.2	1.4	—	—
Deferred compensation (c)	0.8	0.1	0.3	0.2	0.2
Total	$155.2	$21.7	$42.3	$90.7	$0.5

(a)          Primarily related to our 1997 acquisition of ATS Remanufacturing (which remanufactures transmissions for General Motors), we are required to make payments to the seller on each of the first eight anniversaries of the closing date.  Through December 31, 2003, we had made $7.2 million of these payments (including $2.1 million paid in 2003).  The remaining two payments, which aggregate to approximately $7.3 million (present value of $6.9 million as of December 31, 2003), are contingent upon the attainment of certain sales to General Motors, which we believe have a substantial likelihood of being attained.

(b)         Represents amounts payable to our former Chief Executive Officer and current Chief Financial Officer. Per the terms of their employment agreements, these amounts are payable contingent upon their conversion from full time to part time employment.

(c)          Related to the 1997 acquisition of ATS, we are required to make certain payments to other key individuals on various dates subsequent to the closing date.  Through December 31, 2003, we had made $2.6 million of these payments (including $0.3 million paid in 2003). The remaining payments aggregate to approximately $1.0 million (present value of $0.8 million as of December 31, 2003).

Impact of New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN 46”), which was later updated in December 2003.  FIN 46 requires consolidation of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are consolidated when the Company has a controlling financial interest through ownership of a majority voting interest in an entity.  Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities for all other types of entities is required in financial statements for periods ending after March 31, 2004.  The adoption of FIN 46 did not have an impact on the Company’s results of operations or its financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

The adoption of SFAS No. 149 did not have an impact on the Company’s results of operations or its financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003 (third quarter for a calendar year-end public company).  The adoption of SFAS No. 150 did not have an impact on the Company’s results of operations or its financial position.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes. We have used derivative financial instruments to manage our exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business. As of December 31, 2003, we are not using any derivative financial instruments.   For additional discussion regarding our use of such instruments, see Item 8. “Consolidated Financial Statements and Supplementary Data - Note 13.”

Interest Rate Exposure.  Based on our overall interest rate exposure during the year ended December 31, 2003 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows. Interest rate movements of 10% would not have a material effect on our financial position, results of operation or cash flows.

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

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Aftermarket Technology Corp.

We have audited the accompanying consolidated balance sheets of Aftermarket Technology Corp. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the Index of Item 15 (a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aftermarket Technology Corp. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

ERNST & YOUNG LLP

Chicago, Illinois

February 10, 2004

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$59,628	$65,504
Accounts receivable, net	42,538	49,283
Inventories	81,711	70,262
Prepaid and other assets	4,896	4,891
Deferred income taxes	19,956	26,106
Total current assets	208,729	216,046

Property, plant and equipment, net	57,461	54,616
Debt issuance costs, net	4,676	5,152
Goodwill	170,485	168,229
Intangible assets, net	525	819
Other assets	9,986	9,168
Total assets	$451,862	$454,030

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$42,630	$37,963
Accrued expenses	32,715	29,996
Income taxes payable	60	847
Credit facility	10,018	15,805
Capital lease obligation	344	678
Amounts due to sellers of acquired companies	1,891	2,261
Deferred compensation	117	154
Liabilities of discontinued operations	291	330
Total current liabilities	88,066	88,034

Amount drawn on credit facility, less current portion	109,873	139,111
Amounts due to sellers of acquired companies, less current portion	5,225	6,474
Deferred compensation, less current portion	717	912
Capital lease obligation, less current portion	—	284
Other long-term liabilities	—	370
Deferred income taxes	18,730	12,410

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 30,000,000; Issued (including shares held in treasury) - 25,173,856 and 25,145,523 as of December 31, 2003 and 2002, respectively	252	251
Additional paid-in capital	194,204	193,869
Retained earnings	41,106	20,595
Accumulated other comprehensive income (loss)	1,891	(309)
Unearned compensation	(231)	—
Common stock held in treasury, at cost (933,737 shares)	(7,971)	(7,971)
Total stockholders’ equity	229,251	206,435

Total liabilities and stockholders’ equity	$451,862	$454,030

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the years ended December 31,
	2003	2002	2001

Net sales:
Products	$285,364	$301,699	$288,126
Services	81,700	114,203	105,255
Total net sales	367,064	415,902	393,381

Cost of sales:
Products	222,971	216,955	203,487
Products - disposal costs	200	—	—
Services	43,345	55,405	51,873
Services - disposal costs	—	—	216
Total cost of sales	266,516	272,360	255,576
Gross Profit	100,548	143,542	137,805

Selling, general and administrative expense	54,731	60,370	59,939
Amortization of intangible assets	299	333	5,028
Exit, disposal, certain severance and other charges (credits)	8,427	(277)	5,114
Income from operations	37,091	83,116	67,724

Interest income	2,863	2,769	1,524
Other income, net	92	87	787
Equity in income (losses) of investee	277	(575)	(33)
Redemption of senior notes	—	(3,022)	—
Termination of credit facility	—	(1,480)	—
Interest expense	(8,169)	(12,280)	(22,377)
Income from continuing operations before income taxes	32,154	68,615	47,625

Income tax expense	11,643	23,467	18,098
Income from continuing operations	20,511	45,148	29,527

Gain (loss) from discontinued operations, net of income taxes	—	1,279	(959)
Net income	$20,511	$46,427	$28,568

Per common share - basic:
Income from continuing operations	$0.85	$1.92	$1.44
Gain (loss) from discontinued operations	—	0.06	(0.05)
Net income	$0.85	$1.98	$1.39

Per common share - diluted:
Income from continuing operations	$0.84	$1.87	$1.40
Gain (loss) from discontinued operations	—	0.05	(0.04)
Net income	$0.84	$1.92	$1.36

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation	Common Stock in Treasury	Total
Balance at January 1, 2001	$—	$209	$136,882	$(54,400)	$(458)	$—	$(1,994)	$80,239

Issuance of 522,886 shares of common stock from exercise of stock options and warrants	—	5	4,416	—	—	—	—	4,421

Purchase of 439,337 shares of common stock for treasury	—	—	—	—	—	—	(2,343)	(2,343)

Net income	—	—	—	28,568	—	—	—	28,568

Derivative financial instruments, net of income taxes	—	—	—	—	(419)	—	—	(419)

Translation adjustments	—	—	—	—	(1,131)	—	—	(1,131)

Comprehensive income								27,018

Balance at December 31, 2001	—	214	141,298	(25,832)	(2,008)	—	(4,337)	109,335

Issuance of 2,760,000 shares of common stock from public offering	—	28	41,984	—	—	—	—	42,012

Issuance of 939,127 shares of common stock from exercise of stock options and warrants	—	9	10,587	—	—	—	—	10,596

Purchase of 322,400 shares of common stock for treasury	—	—	—	—	—	—	(3,634)	(3,634)

Net income	—	—	—	46,427	—	—	—	46,427

Derivative financial instruments, net of income taxes	—	—	—	—	182	—	—	182

Translation adjustments	—	—	—	—	1,517	—	—	1,517

Comprehensive income								48,126

Balance at December 31, 2002	—	251	193,869	20,595	(309)	—	(7,971)	206,435

Issuance of 20,000 shares of common stock from incentive stock awards	—	1	243	—	—	(244)	—	—

Issuance of 8,333 shares of common stock from exercise of stock options	—	—	92	—	—	—	—	92

Amortization of unearned compensation	—	—	—	—	—	13	—	13

Net income	—	—	—	20,511	—	—	—	20,511

Derivative financial instruments, net of income taxes	—	—	—	—	237	—	—	237

Translation adjustments	—	—	—	—	1,963	—	—	1,963

Comprehensive income								22,711

Balance at December 31, 2003	$—	$252	$194,204	$41,106	$1,891	$(231)	$(7,971)	$229,251

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2003	2002	2001

Operating Activities:
Net income	$20,511	$46,427	$28,568

Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Net (gain) loss from discontinued operations	—	(1,279)	959
Termination of credit facility and redemption of senior notes	—	4,502	—
Depreciation and amortization	11,606	10,935	14,019
Amortization of debt issuance costs	1,134	1,211	1,354
Adjustments to provision for losses on accounts receivable	(9)	338	(91)
Loss on sale of equipment	40	7	150
Gain on sale of preferred stock received from sale of a business	—	—	(931)
Deferred income taxes	12,470	18,364	12,667
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	7,609	6,713	5,724
Inventories	(10,923)	(879)	(13,590)
Prepaid and other assets	(766)	782	2,059
Accounts payable and accrued expenses	6,770	(9,451)	(1,781)
Net cash provided by operating activities - continuing operations	48,442	77,670	49,107

Net cash used in operating activities - discontinued operations	(39)	(614)	(2,798)

Investing Activities:
Purchases of property, plant and equipment	(14,556)	(13,103)	(13,516)
Investment in a joint venture	—	—	(182)
Acquisition of company, net of cash received	(1,095)	—	—
Proceeds (refund of proceeds) from sale of a business	—	—	(3,675)
Proceeds from sale of preferred stock received from sale of a business	—	—	2,860
Proceeds from sale of equipment	81	323	61
Net cash used in investing activities - continuing operations	(15,570)	(12,780)	(14,452)

Financing Activities:
(Payments) borrowings on credit facility, net	(35,025)	79,716	(31,500)
Payment of debt issuance costs	(658)	(6,064)	(201)
Redemption of senior subordinated notes	—	(112,593)	—
Sale of common stock, net of offering costs	—	42,012	—
Payments on capital lease obligation	(706)	(1,134)	(875)
Proceeds from exercise of stock options and warrants	81	5,444	1,908
Purchase of common stock for treasury	—	(3,634)	(2,343)
Payments on amounts due to sellers of acquired companies	(2,233)	(1,392)	(486)
Payments of deferred compensation related to acquired company	(292)	(1,639)	—
Net cash (used in) provided by financing activities	(38,833)	716	(33,497)

Effect of exchange rate changes on cash and cash equivalents	124	(43)	160

(Decrease) increase in cash and cash equivalents	(5,876)	64,949	(1,480)

Cash and cash equivalents at beginning of year	65,504	555	2,035
Cash and cash equivalents at end of year	$59,628	$65,504	$555

Cash paid (refunded) during the year for:
Interest	$7,703	$15,442	$20,100
Income taxes, net	162	1,155	(2,131)
Supplemental disclosures of non-cash activity:
Debt issued for capital lease obligation	—	—	2,711

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1.  The Company

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to Ford, DaimlerChrysler, General Motors, Honda and certain other foreign Original Equipment Manufacturers (“OEMs”), primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment (i) sells select remanufactured and newly assembled engines to certain European OEMs (including the European operations of Ford, General Motors and Jaguar) and certain remanufactured engines to DaimlerChrysler and (ii) remanufactures certain engines and transmissions that are transferred to our aftermarket distribution business, which is not a reportable segment, for sale directly into the independent aftermarket.  The Company’s Logistics segment consists of three operating units:  (i) a provider of value-added warehouse, distribution and reverse logistics, test and repair services, turnkey order fulfillment and information services for AT&T Wireless Services and to a lesser extent, Cingular; (ii) a provider of returned material reclamation and disposition services and core management services to General Motors and to a lesser extent, Ford and Mazda; and (iii) a provider of logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon.  The Company’s “Other” business unit, which is not reportable for segment reporting purposes, distributes domestic and foreign engines and domestic remanufactured transmissions to independent aftermarket customers.  Established in 1994, the Company maintains manufacturing facilities and logistics operations in the United States and a manufacturing facility in the United Kingdom.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original effective maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of new and used transmission parts, cores and finished goods.  Consideration is given to deterioration, obsolescence and other factors in evaluating the estimated market value of inventory based upon management’s judgment and available information.

Property, Plant and Equipment

Property, plant and equipment, including amounts capitalized under capital leases, are stated at cost less accumulated depreciation.  Depreciation is computed using straight-line methods over the estimated useful lives of the assets for financial reporting purposes, as follows:  two to ten years for machinery and equipment, three to six years for autos and trucks, three to ten years for furniture and fixtures, five to sixteen years for leasehold improvements and up to 40 years for buildings.  Depreciation expense was $11,307, $10,602 and $8,991 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the Credit Facility (see Note 9 – Credit Facility) are being amortized over the life of the respective debt using a method which approximates the interest method.  Debt issuance costs are reflected net of accumulated amortization of $2,071 and $925 at December 31, 2003 and 2002, respectively.

Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill and instead requires that goodwill be tested for impairment at least annually.  The Company tests its goodwill for impairment during the third quarter of each fiscal year unless events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Annual impairment tests made by the Company during the quarter ended September 30, 2003 resulted in no adjustment to the carrying value of its goodwill.  Per the provisions of SFAS No. 142, the Company’s definite lived intangible assets, consisting primarily of non-compete agreements, are amortized over their useful lives. (See Note 6 – Goodwill and Intangible Assets.)

Other Assets – Long Term

As part of the proceeds from the sale of ATC Distribution Group, Inc. (“Distribution Group”) (see Note 16 – Discontinued Operations), the Company received from the buyer a senior subordinated promissory note, as amended, at a stated rate of 18%, with a principal amount of $10,050 and a discounted value of $8,365 at the date of issuance (“18% Buyer Note”).  The 18% Buyer Note, which matures on October 28, 2005, bears interest at (i) 15% per annum compounded semi-annually due and payable in arrears semi-annually on April 27 and October 27 of each year or until the principal amount is paid in full and (ii) 3% per annum compounded semi-annually due and payable in full at the earlier of the maturity date or the date on which the principal amount is paid in full.  During the years ended December 31, 2003, 2002 and 2001, $2,156, $1,807 and $1,515 of interest income was recorded on the 18% Buyer Note, respectively.  As of December 31, 2003 and 2002, the carrying value of the 18% Buyer Note was $9,548 and $8,899, respectively.  The 18% Buyer Note is classified as a part of other assets in the accompanying balance sheet.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers including Ford, DaimlerChrysler, General Motors, Honda and AT&T Wireless Services, which are located throughout the United States and, to a lesser extent, the United Kingdom. The Company performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses.  The company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-off based on historic experience.  The credit risk associated with the Company’s accounts receivable is mitigated by its credit evaluation process, although collateral is not required.  The Company grants credit to certain customers who meet pre-established credit requirements.

Accounts receivable is reflected net of an allowance for doubtful accounts of $1,535 and $1,320 at December 31, 2003 and 2002, respectively.

Revenue Recognition

The Company recognizes revenues when all of the following conditions are satisfied:  (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) delivery has occurred or services have been rendered.  In addition, the Company includes the reimbursement of certain costs by its customers separately as revenue and expense in its Consolidated Statements of Income.

Warranty Cost Recognition

The Company accrues for estimated warranty costs as sales are made.

Costs Associated with Exit or Disposal Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for exit or disposal activities initiated after December 31, 2002.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred.  The Company classifies the costs associated with exit or disposal activities as a part of Exit, Disposal, Certain Severance and Other Charges (Credits) on its Consolidated Statements of Income. (See Note 20 - Exit, Disposal, Certain Severance and Other Charges.)

Stock- Based Compensation

The Company has elected to adopt the disclosure only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and applies the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to its employees and directors.  Accordingly, employee and director compensation expense is recognized only for those options whose price is less than fair market value at the measurement date.  The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	For the years ended December 31,
	2003	2002	2001
Expected volatility	78.77%	44.96%	86.37%
Risk-free interest rates	2.95%	3.37%	4.50%
Expected lives	4.3 years	2.9 years	4.6 years

Had compensation cost for the Company’s Plans (see Note 11 – Stock-Based Awards) been determined in accordance with SFAS No. 123, the Company’s reported income from continuing operations and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2003	2002	2001

Income from continuing operations as reported	$20,511	$45,148	$29,527
Stock-based employee compensation costs included in the determination of income from continuing operations as reported, net of income taxes	8	—	—
Stock-based employee compensation costs that would have been included in the determination of income from continuing operations if the fair value based method had been applied to all awards, net of income taxes	(1,469)	(2,269)	(1,422)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$19,050	$42,879	$28,105

Per common share – basic:
Income from continuing operations as reported	$0.85	$1.92	$1.44
Pro forma as if the fair value based method had been applied to all awards	$0.79	$1.83	$1.37

Per common share – diluted:
Income from continuing operations as reported	$0.84	$1.87	$1.40
Pro forma as if the fair value based method had been applied to all awards	$0.78	$1.78	$1.33

The Company also issues shares of its common stock to employees in the form of incentive stock awards.  These awards are recorded at the market value on the date of issuance as unearned compensation and amortized as expense over the applicable vesting period.

New Accounting Standards

On January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  As per the provisions of this statement related to the classification of certain gains and losses on extinguishments of debt, the Company reclassified from extraordinary items to income from continuing operations before income taxes (i) a call premium and write-off of previously capitalized debt issuance costs totaling $3,022 ($1,900 net of income tax benefits of $1,122) in connection with the entire redemption of its 12% Series B and D Senior Subordinated Notes (“Senior Notes”) during the three months ended June 30, 2002 and (ii) the write-off of previously capitalized debt issuance costs of $1,480 ($928 net of income tax benefits of $552) in connection with the termination of the Company’s old credit facility during the three months ended March 31, 2002.  Income from continuing operations for the year ended December 31, 2002 was reduced by $0.12 per share (basic and diluted), as a result of this reclassification.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, (“FIN 46”), which was later updated in December 2003.  FIN 46 requires consolidation of entities in which the Company absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are consolidated when the Company has a controlling financial interest through ownership of a majority voting interest in an entity.  Application of FIN 46 is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public entities for all other types of entities is required in financial statements for periods ending after March 31, 2004.  The adoption of FIN 46 did not have an impact on the Company’s results of operations or its financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have an impact on the Company’s results of operations or its financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003 (third quarter for a calendar year-end public company).  The adoption of SFAS No. 150 did not have an impact on the Company’s results of operations or its financial position.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the 2003 presentation.

Note 3.  Related-Party Transactions

An affiliate of Aurora Capital Partners (“ACP”), which controls the Company’s largest stockholders, charged to the Company $28 in fees during 2003 for investment banking services provided in connection with the acquisition of A-T.A.T., Inc.  No such amounts were charged to the Company in 2002 or 2001.  In addition, ACP was paid management fees of $302, $476 and $549 in 2003, 2002 and 2001, respectively.  In September 2002, the management fee was reduced due to a reduction in ACP’s percentage ownership of the Company.  The Company reimburses ACP for out-of-pocket expenses incurred in connection with providing management services.  ACP is also entitled to various additional fees depending on the Company’s profitability or certain significant corporate transactions.  No such additional fees were paid in 2003, 2002 or 2001.

On December 16, 2003, as part of a tender offer, the Company agreed to purchase up to 1,169,409 shares its common stock at the final tender offer price of $15.75 per share from our affiliates, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P., limited partnerships controlled by ACP.  (See Note 12 - Common and Preferred Stock and Note 22 - Subsequent Event).

Note 4.  Inventories

Inventories consist of the following:

	December 31,
	2003	2002
Raw materials, including core inventories	$67,579	$56,215
Work-in-process	1,443	2,365
Finished goods	12,689	11,682
	$81,711	$70,262

Note 5.  Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2003	2002

Land	$2,043	$2,043
Buildings	11,926	11,357
Machinery and equipment	74,918	65,284
Autos and trucks	1,632	1,248
Furniture and fixtures	2,445	2,506
Leasehold improvements	11,979	12,546
Construction in process	3,007	500
	107,950	95,484
Less: Accumulated depreciation and amortization	(50,489)	(40,868)
	$57,461	$54,616

Assets recorded under capital leases are included in property, plant and equipment as follows:

	December 31,
	2003	2002

Machinery and equipment	$2,681	$2,460
Less: Accumulated depreciation and amortization	(1,241)	(843)
	$1,440	$1,617

Note 6.  Goodwill and Intangible Assets

In February 2003, the Company acquired substantially all of the assets of A-T.A.T., Inc., doing business as Automotive Transmission and Transaxles, (the “Seller”) a small remanufacturer of automatic transmissions for sale to the independent aftermarket located in Springfield, Missouri.  To complete this acquisition, the Company made cash payments totaling $1,095, including transaction fees and related expenses.  In addition, the Company is required to make subsequent cash payments to the Seller in the aggregate amount of $350 due in monthly installments through February 2008.  The Company applied the purchase method of accounting for the acquisition of A-T.A.T., Inc. and recorded goodwill of $1,385.  The operations of A-T.A.T., Inc. are not material to the Company’s consolidated operations.

The change in the carrying amount of goodwill is summarized as follows:

Balance at December 31, 2001	$168,049
Purchase price adjustment related to the acquisition of ATS	(583)
Effect of exchange rate changes from the translation of U.K. subsidiary	763
Carrying value of goodwill at December 31, 2002	168,229
Aggregate amount of goodwill acquired	1,385
Effect of exchange rate changes from the translation of U.K. subsidiary	871
Carrying value of goodwill at December 31, 2003	$170,485

As of December 31, 2003 and 2002, the Company’s definite lived intangible assets of $525 and $819, net of accumulated amortization of $1,352 and $1,046, respectively, primarily consist of non-compete agreements and continue to be amortized over their useful lives.  Amortization expense for definite lived intangible assets during the years ended December 31, 2003, 2002 and 2001 was $299, $333 and $155, respectively.

Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2004	$126
2005	126
2006	126
2007	126
2008	21

Actual results of operations for the years ended December 31, 2003 and 2002 and the pro forma results of operations for the year ended December 31, 2001 had we applied the non-amortization provisions of SFAS 142 in the prior period are as follows:

	For the years ended December 31,
	2003	2002	2001
Income from continuing operations	$20,511	$45,148	$29,527
Add: Goodwill amortization, net of tax	—	—	3,321
Adjusted income from continuing operations	$20,511	$45,148	$32,848

Per common share – basic:
Income from continuing operations	$0.85	$1.92	$1.44
Add: Goodwill amortization, net of tax	—	—	0.16
	$0.85	$1.92	$1.60
Per common share – diluted:
Income from continuing operations	$0.84	$1.87	$1.40
Add: Goodwill amortization, net of tax	—	—	0.16
	$0.84	$1.87	$1.56

Note 7.  Accrued Expenses

Accrued expenses are summarized as follows:

	December 31,
	2003	2002

Payroll and related costs	$5,219	$9,515
Interest payable	798	1,758
Warranty	4,772	4,721
Exit, disposal, certain severance and other charges	6,318	1,931
Other	15,608	12,071
	$32,715	$29,996

Note 8.  Warranty Liability

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

Changes to the Company’s warranty liability during the years ended December 31, 2002 and 2003 are summarized as follows:

Balance at December 31, 2001	$4,830
Warranties issued	5,648
Claims paid / settlements	(5,611)
Changes in liability for pre-existing warranties	(146)
Balance at December 31, 2002	4,721
Warranties issued	4,726
Claims paid / settlements	(4,531)
Changes in liability for pre-existing warranties	(264)
Balance added through acquisition of company	120
Balance at December 31, 2003	$4,772

Note 9.  Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement (the “Credit Facility”).  The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principal payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with principal payable in quarterly installments over the six-year period (with 97% of the outstanding balance payable in the sixth year) and an annual excess cash flow sweep payable as defined in the credit agreement, and (iii) a $50,000, five year revolving credit facility (the “Revolver”), reduced to $40,000 as amended.  The Credit Facility also provides for the addition of one or more optional term loans of up to $100,000 in the aggregate (the “C-Loans”), subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.  On December 12, 2003, the Company amended the Credit Facility to permit the Stock Repurchase (see Note 12 - Common and Preferred Stock).  In addition, this amendment required the Company to make a prepayment of $20,000 towards the term loans and reduce the Revolver limit to $40,000.

At the Company’s election, amounts advanced under the Credit Facility will bear interest at either (i) the Alternate Base Rate (“ABR”) plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The ABR is equal to the highest of (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both ABR and Eurodollar Rate loans are subject to quarterly adjustments based on the Company’s leverage ratio as of the end of the four fiscal quarters then completed.  As of December 31, 2003, the margins for the A-Loan and Revolver were 1.50% for ABR loans and 2.50% for Eurodollar Rate loans.  For the B-Loans, the margins were 2.25% for ABR loans and 3.25% for Eurodollar Rate loans as of December 31, 2003.  The interest rates for the optional C-Loans will be determined at the time such loans are provided.  Additionally, the Company is required to pay quarterly in arrears a commitment fee equal to 0.50% per annum of the average daily unused portion of the Credit Facility during such quarter.  The Company must also reimburse the lenders for certain legal and other costs of the lenders, and pay fees on outstanding letters of credit at a rate per annum equal to the applicable margin then in effect for advances bearing interest at the Eurodollar Rate.

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

Based on the Company’s results of operations for the year ended December 31, 2003 and the $20,000 prepayment associated with the December 12, 2003 amendment to the Credit Facility, a prepayment for the excess cash flow for the year ended December 31, 2003 is not required.

At December 31, 2003 and 2002, $36,048 and $65,280 were outstanding under the A-Loan and $83,843 and $89,636 were outstanding under the B-Loans portions of the Credit Facility, respectively, and no amounts were outstanding under the Revolver.  In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $3,125 and $3,524 as of December 31, 2003 and 2002.

Annual maturities of the Credit Facility are as follows as of December 31, 2003:

2004	$10,018
2005	10,629
2006	14,295
2007	64,681
2008	20,268
$119,891

Note 10.  Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	For the years ended December 31,
	2003	2002	2001
Current:
Federal	$(594)	$(1,234)	$1,835
State	(78)	(209)	1,196
Foreign	210	1,139	81
Total current	(462)	(304)	3,112
Deferred:
Federal	11,040	22,550	14,066
State	554	1,438	671
Foreign	511	(217)	249
Total deferred	12,105	23,771	14,986
	$11,643	$23,467	$18,098

In addition, the Company has recognized tax benefits related to the exercise of certain non-qualified stock options and the disposition of certain shares acquired upon exercise of incentive stock options prior to the expiration of the statutory holding period as an increase in stockholders’ equity of $11, $4,706 and $1,070 for the years ended December 31, 2003, 2002 and 2001, respectively.

Income from continuing operations before income taxes is summarized as follows:

	For the years ended December 31,
	2003	2002	2001
Domestic	$29,480	$66,115	$46,416
Foreign	2,674	2,500	1,209
Total	$32,154	$68,615	$47,625

The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense from continuing operations is as follows:

	For the years ended December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates	$11,254	35.0%	$24,016	35.0%	$16,670	35.0%
State income taxes, net of federal tax benefit	(328)	(1.0)	966	1.4	1,477	3.1
Foreign income taxes	(214)	(0.7)	47	0.1	(130)	(0.3)
Increase in valuation allowance	893	2.8	—	—	—	—
Nondeductible goodwill amortization	—	—	—	—	236	0.5
Nondeductible expenses	96	0.3	108	0.1	131	0.3
Federal refund	—	—	(575)	(0.8)	—	—
Other	(58)	(0.2)	(1,095)	(1.6)	(286)	(0.6)
	$11,643	36.2%	$23,467	34.2%	$18,098	38.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Inventory obsolescence reserve	$1,848	$1,834
Product warranty accruals	1,654	1,705
Exit, disposal, certain severance and other charges accruals	2,342	577
Other nondeductible accruals	2,777	2,663
Discontinued operations reserve	107	127
Credit carryforwards	469	555
Net operating loss carryforwards	20,012	27,577
Other deferred items	2,927	4,119
Total deferred tax assets	32,136	39,157
Deferred tax liabilities:
Amortization of intangible assets	17,718	14,320
Property, plant and equipment	3,106	1,396
Other accruals and deferrals	—	552
Total deferred tax liabilities	20,824	16,268

Valuation allowance	(10,086)	(9,193)

Net deferred tax asset	$1,226	$13,696

As of December 31, 2003, the Company had federal operating loss carryforwards of approximately $26,770 and state loss carryforwards attributable to states in which the Company’s primary operations are located of approximately $17,661.  These loss carryforwards are available as an offset to the future taxable income of the Company and its subsidiaries.  State loss carryforwards attributable to states in which the Company no longer conducts business are subject to a full valuation allowance.  The federal operating loss carryforward expires in 2020, and the state loss carryforwards expire in varying amounts from 2004 to 2021.  The Company also has Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $197 available to offset regular income tax payable in future years.  The Company, through its subsidiary in the U.K., has surplus Advance Corporate Tax (“ACT”) of approximately $272 available as a direct offset to future U.K. tax liability.  The Company’s AMT credit and surplus ACT can be carried over indefinitely.

A valuation allowance has been established for the tax benefits associated with certain state loss carryforwards as realization is not deemed likely due to limitations imposed by certain states on the Company’s ability to utilize these benefits.  A valuation allowance has also been established for certain foreign tax benefits due to similar limitations imposed by the foreign tax jurisdiction. During 2003, the valuation allowance increased $893, to $10,086 from $9,193.  This increase is attributable to the Company’s relocation of its Mahwah, N.J. facility to Oklahoma City. As a result of the Company’s departure from the State of New Jersey the utilization of pre-existing net operating loss carryforwards attributable to operations in that state is no longer deemed likely.  The valuation allowance has also been adjusted to reflect changes to the valuation of foreign carryovers due to exchange rate fluctuation. The Company believes that, consistent with accounting principles generally accepted in the United States, it is more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

As of December 31, 2003, there are approximately $1,173 of accumulated unremitted earnings from the Company’s U.K. subsidiary with respect to which deferred tax has not been provided as the undistributed earnings of the U.K. subsidiary are indefinitely reinvested.

Note 11.  Stock-Based Awards

The Company provides stock options and other incentive stock awards (“Stock Awards”) to employees, non-employee directors and independent contractors under its 2002 Stock Incentive Plan (the “2002 Plan”), its 2000 Stock Incentive Plan (the “2000 Plan”), its 1998 Stock Incentive Plan (the “1998 Plan”) and its 1996 Stock Incentive Plan (the “1996 Plan”) (collectively the “Plans”).  The Plans provide for granting of non-qualified and incentive stock option awards.  Stock options under the Plans are generally granted at the market price of the Company’s common stock on the date of grant and typically vest over a three to five year period of time, as determined by the Board of Directors.  Options under the Plans expire 10 years from the date of grant.  The 2002, 2000, 1998 and 1996 plans authorize the issuance of 1,000,000, 750,000, 1,200,000 and 2,400,000 shares of the Company’s common stock, respectively.  Shares available for grant under the Plans in the aggregate were 300,799, 500,305 and 154,314 as of December 31, 2003, 2002 and 2001, respectively.

A summary of the Plans stock option activities are presented below:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,011,281	$14.97	2,226,223	$7.82	2,006,819	$8.36
Granted at market price	300,000	$9.85	459,000	$20.67	744,000	$5.96
Granted above market price	—	$—	350,000	$30.00	—	$—
Exercised	(8,333)	$9.67	(868,951)	$6.42	(340,965)	$5.60
Canceled/forfeited	(120,494)	$13.93	(154,991)	$11.11	(183,631)	$10.24
Outstanding at end of year	2,182,454	$14.34	2,011,281	$14.97	2,226,223	$7.82

Exercisable at end of year	1,311,295	$16.01	881,737	$17.66	1,003,817	$7.85

Weighted-average fair value of options granted during the year:
Grant price equal to market price		$6.02		$7.75		$4.07
Grant price above market price		$—		$3.43		$—

The following summarizes information about options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Average Remaining Contractual Life	Weighted- Average Exercise Prices	Shares	Weighted- Average Exercise Prices
$4.56-$7.00	525,646	6.8 years	$4.99	289,665	$5.04
$7.01-$12.00	842,719	6.8 years	$10.31	462,841	$10.61
$12.01-$20.00	162,754	6.2 years	$15.88	101,091	$16.40
$20.01-$30.00	651,335	8.2 years	$26.72	457,698	$28.33
	2,182,454	7.2 years	$14.34	1,311,295	$16.01

During 1994, the Company issued warrants to purchase 421,056 shares of common stock at $1.67 per share, the fair value of the common stock on the date of grant.  As of December 31, 2003, all of these warrants have been exercised.  During the year ended December 31, 2002, 70,176 of these warrants were exercised in a cash transaction and during the year ended December 31, 2001, in cashless transactions, 210,528 of these warrants were exercised and 181,921 shares of the Company’s common stock were issued.

On November 6, 2003, the Company issued 20,000 shares of its common stock to certain executives of the Company as compensation for future services.  A total of $244 of unearned compensation was recorded for these awards, based upon a fair value of $12.20 per share, the market price on the date of grant.  These shares vest in one-third increments at the end of each year over a period of three years from the date of grant.  The related compensation expense is being amortized on a straight-line basis over the vesting period.  Expense related to these awards was $12 for year ended December 31, 2003.

Note 12.  Common and Preferred Stock

On December 16, 2003, the Company (i) initiated a tender offer to purchase up to 2,638,500 shares of its common stock outstanding at a price not greater than $15.75 per share and not less than $13.00 per share and (ii) agreed to purchase up to 1,169,409 shares at the final tender offer price from our affiliates, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. (collectively, “Aurora”) on the eleventh business day following the close of the tender offer (i and ii collectively, the “Stock Repurchase”).  The maximum number of shares to be purchased in the Stock Repurchase represented 15.7% of our outstanding common stock. (See Note 22 - Subsequent Event.)

Note 13.  Derivative Financial Instruments

The Company used an interest rate swap to convert a portion of its variable rate debt to fixed rate debt to reduce interest rate volatility risk.  The swap, which expired in July 2003, was based on a notional amount of $15,000 at the fixed interest rate of 5.95% during its term.  The fair value of the swap was based on the estimated current settlement cost.  In accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, 138 and 149), the Company designated this swap agreement as a cash flow hedge and recorded the fair value of this hedge agreement as part of accumulated other comprehensive income (loss).  The fair value of this derivative as a liability was $370 at December 31, 2002.  The following table sets forth the effective portion of changes in the fair value of this derivative:

	For the years ended December 31,
	2003	2002
Increase in fair value	$370	$311
Income taxes	(133)	(129)
Other comprehensive gain	$237	$182

Note 14.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the years ended December 31,
	2003	2002	2001
Numerator:
Income from continuing operations	$20,511	$45,148	$29,527

Denominator:
Weighted-average common shares outstanding	24,213,185	23,493,092	20,503,936
Common stock equivalents	272,451	625,681	554,637
Denominator for diluted earnings per common share	24,485,636	24,118,773	21,058,573

Per common share - basic	$0.85	$1.92	$1.44
Per common share - diluted	0.84	1.87	1.40

See Note 22 – Subsequent Event for a discussion of repurchases the Company made of its common stock subsequent to December 31, 2003.

Note 15.  Employee Retirement Plans

The Company’s defined contribution plans provide substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements.  Contributions are made on a before-tax basis to substantially all of these plans.

As determined by the provisions of each plan, the Company matches a portion of the employees’ basic voluntary contributions. Company matching contributions to the plans were approximately $1,317, $1,433 and $1,511 for the years ended December 31, 2003, 2002 and 2001, respectively.

In addition, the Company’s subsidiary located in the U.K. provides a voluntary retirement benefits plan for its employees.  Company matching contributions to this plan were approximately $249, $212 and $329 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 16.  Discontinued Operations

During 2000, the Company adopted a plan to discontinue the Independent Aftermarket segments of its business, which contained (i) the Distribution Group, a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers, and (ii) the Company’s domestic remanufactured engines business (“Engines”) which remanufactured and distributed engines primarily through a branch distribution network to independent aftermarket customers.  On October 27, 2000, the Company sold the Distribution Group and on June 25, 2001, the Company elected to retain Engines.  The estimated loss on the sale of the Distribution Group and the actual losses from discontinued operations incurred since the measurement date were applied against the accrued loss established effective with the measurement date.  The accrual balance as of December 31, 2003 and 2002 of $291 and $330, respectively, classified as liabilities of discontinued operations, represents the Company’s current estimate of the remaining obligations and other costs related to the sale of the Distribution Group.  (See Note 17 – Commitments and Contingencies).

Details of the gain (loss) recorded from discontinued operations, net of the reclassification of the Engines business from discontinued operations to continuing operations, are as follows:

	For the years ended December 31,
	2003	2002	2001
Loss from operations	$—	$—	$—
Income tax benefit	—	—	—
Loss from operations, net of income taxes	—	—	—
Estimated gain (loss) from disposal	—	430	(597)
Reclassification of discontinued operations to continuing operations (1)	—	—	(961)
Income tax (expense) benefit	—	(155)	599
Adjustment to income tax benefit	—	1,004	—
Gain (loss) from disposal, net of income taxes	—	1,279	(959)
Gain (loss) from discontinued operations, net of income taxes	$—	$1,279	$(959)

(1) Represents the reclassification of the operating results for Engines from discontinued operations to continuing operations as required per Emerging Issues Task Force No. 90-16.

Note 17.  Commitments and Contingencies

The Company leases certain facilities and equipment under various capital and operating lease agreements, which expire on various dates through 2009.  Facility leases that expire generally are expected to be renewed or replaced by other leases.  Future minimum rental commitments under non-cancelable capital leases and operating leases with terms in excess of one year are as follows:

For the years ended December 31,	Capital Leases	Operating Leases

2004	$349	$8,072
2005	2	5,887
2006	—	4,617
2007	—	3,292
2008	—	2,205
2009 and thereafter	—	330
Total minimum lease payments	351	$24,403

Less: Amount representing interest	(7)
Present value of minimum lease payments	$344

Rent expense for all operating leases approximated $10,551, $11,068 and $8,231 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, amounts due to sellers of acquired companies and deferred compensation consist primarily of additional purchase price payable to the seller and to other key individuals of ATS Remanufacturing (“ATS”), acquired in 1997.  The ATS acquisition requires the Company to make subsequent payments to the seller and certain other key individuals of ATS on each of the first 14 anniversaries of the closing date.  Through December 31, 2003, the Company had made aggregate payments of $9,840 related to the ATS acquisition.  Substantially all of the remaining payments to be made in the future, which will aggregate to approximately $8,301 (present value $7,766 as of December 31, 2003), are contingent upon the attainment of certain sales levels by the Company to General Motors, which the Company believes has a substantial likelihood of being attained.  Amounts are payable through 2011.

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

One of the Company’s former subsidiaries, RPM, leased several facilities in Azusa, California located within what is now the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site. The entity that leased the facilities to RPM has been identified by the United States Environmental Protection Agency, or EPA, as one of approximately nineteen potentially responsible parties, or PRPs, for environmental liabilities associated with the Superfund Site. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund) provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from PRPs. PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators. As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard. The EPA has preliminarily estimated that it will cost in excess of $200,000 to construct and approximately $4,000 per year to operate for an indefinite period an interim remedial groundwater pumping and treatment system for the part of the San Gabriel Valley Superfund site within which RPM’s facilities, as well as those of many other potentially responsible parties, are or were located. The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with this Superfund site are likely to be assessed. RPM moved all manufacturing operations out of the San Gabriel Valley Superfund site area in 1995. Since July 1995, RPM’s only real property interest in this area has been the lease of a 6,000 square foot storage and distribution facility.  Neither the Company nor any of its affiliates has been named by the EPA as a PRP for the Superfund Site and, based on the Company’s limited connection with the Site, the Company does not believe that it is likely to be identified as such in the future.  Furthermore, the acquisition agreement by which the Company acquired the assets of RPM in 1994 and the leases pursuant to which the Company leased RPM’s facilities after it acquired the assets of RPM expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the closing of the acquisition, although the Company could become responsible for those liabilities under various legal theories. The Company is indemnified against any such liabilities by the company that sold RPM to it as well as the shareholders of that company, although the Company has no information regarding the current financial condition of these indemnitors and there can be no assurance that the Company would be able to make any recovery under the indemnification provisions.  While there can be no assurance, the Company believes that it will not incur any material liability as a result of RPM’s lease of properties within the San Gabriel Valley Superfund site.

In connection with the sale of the Distribution Group (the “DG Sale”) on October 27, 2000 (see Note 16 – Discontinued Operations), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases with terms ending on various dates during 2004 and 2007, were guaranteed by the Company.  These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sales so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  As of December 31, 2003, these lease guarantees relating to minimum lease obligations totaled $2,717 and $196 for real estate and personal property, respectively.

The Company has a 45% equity interest in an unconsolidated subsidiary whose bank credit facility is secured in part by a $850 letter of credit given by the Company to the lending bank in March 2002.  This letter of credit is to stay in effect until the expiration of the bank credit facility in April 2005.  As of December 31, 2003, the letter of credit had not been drawn upon and the Company believes that it is less than probable that the Company will incur a loss with respect to the letter of credit in the future, and therefore has not established a liability with respect thereto.

Note 18.  Reportable Segments

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to Ford, DaimlerChrysler, General Motors, Honda and certain other foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment (i) sells select remanufactured and newly assembled engines to certain European OEMs (including the European operations of Ford, General Motors and Jaguar) and certain remanufactured engines to DaimlerChrysler and (ii) remanufactures certain engines and transmissions that are transferred to our aftermarket distribution business, which is not a reportable segment, for sale directly into the independent aftermarket.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse, distribution and reverse logistics, test and repair services, turnkey order fulfillment and information services for AT&T Wireless Services and to a lesser extent, Cingular; (ii) a provider of returned material reclamation and disposition services and core management services to General Motors and to a lesser extent, Ford and Mazda; and (iii) a provider of logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon.  The Company’s “Other” business unit, which is not reportable for segment reporting purposes, distributes domestic and foreign engines and domestic remanufactured transmissions to independent aftermarket customers.

Effective January 1, 2003, the Company revised its internal reporting to provide better alignment with its current organization structure.  As a result, all remanufacturing activities are reflected in the Drivetrain Remanufacturing segment.  Engines and transmissions that are remanufactured for sale into the independent aftermarket are transferred to the “Other” business unit at cost, therefore all costs and operating profits related to the independent aftermarket sales are contained within this single business.  The results for the prior periods have also been adjusted to reflect this change.

The Company evaluates performance based upon income from operations.  The reportable segments’ and the “Other” business unit’s accounting policies are the same as those described in the summary of significant accounting policies (see Note 2 – Summary of Significant Accounting Policies).  The Company fully allocates corporate overhead based upon budgeted full year profit before tax.  The reportable segments and the “Other” business unit are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels.

Financial information relating to the Company’s segments and a reconciliation to the consolidated financial statements are as follows as of and for the years ended December 31:

	Drivetrain Remanufacturing	Logistics	Other	Corporate / Unallocated	Eliminations	Consolidated
2003:
Revenues from external customers	$268,435	$81,700	$16,929	$—	$—	$367,064
Depreciation and amortization expense	7,671	3,921	14	—	—	11,606
Exit, disposal, certain severance and other charges	4,366	922	—	3,339	—	8,627
Income (loss) from operations	23,187	21,994	(4,751)	(3,339)	—	37,091
Total assets	456,545	110,488	5,014	87,032	(207,217)	451,862
Goodwill	151,377	18,973	—	135	—	170,485
Expenditures for long-lived assets	12,207	2,077	—	272	—	14,556

2002:
Revenues from external customers	$288,010	$114,203	$13,689	$—	$—	$415,902
Depreciation and amortization expense	6,779	4,144	12	—	—	10,935
Exit, disposal, certain severance and other (credits) charges	—	(154)	—	(123)	—	(277)
Income (loss) from operations	50,172	36,768	(3,947)	123	—	83,116
Total assets	442,746	100,690	3,843	97,752	(191,001)	454,030
Goodwill	149,121	18,973	—	135	—	168,229
Expenditures for long-lived assets	8,848	4,078	—	177	—	13,103

2001:
Revenues from external customers	$266,258	$105,255	$21,868	$—	$—	$393,381
Depreciation and amortization expense	10,156	3,732	131	—	—	14,019
Exit, disposal, certain severance and other charges	2,439	2,415	—	476	—	5,330
Income (loss) from operations	40,044	26,461	1,695	(476)	—	67,724
Total assets	417,936	81,215	8,076	46,043	(156,412)	396,858
Goodwill	148,941	18,973	—	135	—	168,049
Expenditures for long-lived assets	7,646	5,185	—	685	—	13,516

Geographic information for revenues, determined by destination of sale and long-lived assets, determined by the location of the Company’s facilities is as follows:

	As of and for the Years ended December 31,
	2003	2002	2001

Net sales:
United States	$333,391	$387,196	$369,162
Canada and Europe	33,673	28,706	24,219
Consolidated net sales	$367,064	$415,902	$393,381

Long-lived assets:
United States	$221,974	$217,564	$217,280
Europe	16,483	15,268	13,826
Consolidated long-lived assets	$238,457	$232,832	$231,106

Of the Company’s revenues for the years ended December 31, 2003, 2002 and 2001, sales to the Ford (Drivetrain Remanufacturing and Logistics segments) accounted for $131,106, $153,957 and $136,088, Daimler Chrysler (Drivetrain Remanufacturing segment) accounted for $69,875, $93,189 and $96,980, and AT&T Wireless Services (Logistics segment) accounted for $58,117, $76,774 and $69,121, respectively.

Note 19.  Fair Value of Financial Instruments

The carrying amount of the Company’s financial instruments approximate their fair values due to the fact that they are either short-term in nature or re-priced to fair value through floating interest rates.  The 18% senior subordinated promissory note, received by the Company on October 27, 2000 as part of the proceeds from the sale of the Distribution Group, had a fair value that approximated its carrying value at December 31, 2003 and 2002.

The carrying amounts and fair values of these financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
18% senior subordinated promissory note	$9,548	$9,548	$8,899	$8,899
Promissory note with minority interest	210	210	—	—

Note 20.  Exit, Disposal, Certain Severance and Other Charges

Facilities Consolidation Costs – Drivetrain Remanufacturing Segment

On June 23, 2003, the Company announced its decision to consolidate one of its transmission remanufacturing operations from a leased facility located in Mahwah, New Jersey into a Company-owned idle facility in Oklahoma City, Oklahoma.  This decision was primarily driven by an expectation of lower operating costs (primarily labor and facility related).  The relocation from the Mahwah facility to the Oklahoma City facility was completed during November 2003 and the Mahwah lease expired on December 31, 2003.  The Company terminated a total of 162 employees, comprised of manufacturing and management personnel as part of the Mahwah facility closure.  For the year ended December 31, 2003, $4,081 of costs were incurred related to the Mahwah plant closure including (i) $1,317 of moving and travel costs to relocate equipment and certain management employees from the Mahwah facility to the facility in Oklahoma City, (ii) $1,210 of severance and related costs, (iii) $617 primarily related to the write-off of previously capitalized leasehold improvement costs at the Mahwah facility, (iv) $459 of other exit costs primarily related to idle plant capacity at the Mahwah facility, (v) $278 of insurance costs related to certain workers compensation claims incurred for the terminated employees and (vi) $200 for the write-down of raw materials inventory no longer required (classified as Cost of Sales - Products).

Following is an analysis of the costs associated with the facilities consolidation within the Drivetrain Remanufacturing segment:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets		Total
Total amount expected to be incurred	$1,210	$2,439	$817		$4,466
Amount incurred to date and during the year ended December 31, 2003	$1,210	$2,054	$817	(1)	$4,081
Payments – 2003	(639)	(1,655)	—		(2,294)
Asset write-offs 2003	—	—	(617)		(617)
Reserve as of December 31, 2003	$571	$399	$200		$1,170

(1)                Includes $200 of inventory write-downs classified as cost of sales in the accompanying statements of income.

Other Activities Relating to Exit, Disposal, Certain Severance and Other Charges:

Commencing in 1998, the Company implemented certain initiatives designed to improve operating efficiencies and reduce costs.  In 2001, the Company recorded $5,330 of costs, including (i) $2,439 for the Drivetrain Remanufacturing segment consisting of severance and related costs and exit and idle facility costs, (ii) $2,415 for the Logistics segment primarily related to the shut-down of the Company’s remanufactured automotive electronic control modules product line and severance and related costs primarily associated with the upgrade of certain management functions and (iii) $476 of severance and related costs related to the Company’s two information systems groups.

In 2002, the Company recorded a charge of approximately $800 related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.  In addition, the Company recorded a gain of approximately $800 for a partial reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability whose maximum exposure has been reduced.  In addition, the Company recorded income of $277 for the reversal of previously established provisions including (i) $154 for the shut-down of the Company’s remanufactured automotive electronic control modules operation primarily related to asset write-downs where actual recoveries from the sale of assets were favorable to original estimates and (ii) $123 of severance and related costs primarily related to the consolidation of the information systems groups that were no longer expected to be incurred.

In 2003, the Company recorded costs of $1,416 consisting of (i) $1,414 of severance and related costs for 31 management and operational support personnel primarily associated with the reorganization and de-layering of certain management functions and the streamlining of certain operations, (ii) $405 related to the write-down of certain customized software recorded as a fixed asset due to the loss of the business this software had supported and (iii) $59 of other costs, partially offset by an income item of $462 related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at the Mahwah facility that was no longer needed due to the exit from this plant.

In December 2003, the Company recorded $3,130 of charges consisting of compensation costs payable to our current Chief Executive Officer and Chief Financial Officer of $1,953 and $685, respectively, due contingent upon a conversion from full time to part time employment, and $492 of associated relocation and hiring related costs.

Following is an analysis of the reserves relating to these activities:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down Of Assets	Total

Reserve as of January 1, 2001	$696	$4,802	$5,528	$11,026
Provision 2001	3,213	1,223	894	5,330
Payments 2001	(2,115)	(2,991)	—	(5,106)
Asset write-offs 2001	—	—	(4,225)	(4,225)
Asset valuation adjustment 2001 (1)	—	—	1,764	1,764
Reserve as of December 31, 2001	1,794	3,034	3,961	8,789
Provision adjustment 2002	(123)	(28)	(126)	(277)
Payments 2002	(1,537)	(1,087)	—	(2,624)
Asset write-offs 2002	—	—	(3,614)	(3,614)
Asset valuation adjustment 2002 (1)	—	(122)	(221)	(343)
Reserve as of December 31, 2002	134	1,797	—	1,931
Provision 2003	4,052	89	405	4,546
Payments 2003	(422)	(302)	—	(724)
Asset write-offs 2003	—	—	(405)	(405)
Reserve as of December 31, 2003	$3,764	$1,584	$—	$5,348

(1)                Asset valuation adjustments are due to the Company’s initial discontinuance of the Engines business during 2000 and its subsequent election to retain this business during 2001.

Note 21.  Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth (1)
2003
Net sales	$95,062	$100,085	$84,335	$87,582
Gross profit	30,743	26,744	22,081	20,980
Net income	9,853	6,499	3,869	290
Earnings per common share	$0.41	$0.27	$0.16	$0.01
Earnings per common share-assuming dilution	0.40	0.27	0.16	0.01

2002
Net sales	$101,266	$100,706	$110,577	$103,353
Gross profit	34,144	36,447	37,533	35,418
Income from continuing operations	8,558	9,430	13,431	13,729
Net income	8,558	9,430	13,706	14,733
Earnings per common share (1)	$0.40	$0.40	$0.55	$0.56
Earnings per common share-assuming dilution (1)	0.38	0.38	0.54	0.56

(1)                During the fourth quarter of 2003, the Company recorded $6,570 of costs classified as exit, disposal, certain severance and other charges.

(2)                Earnings per share data is presented before discontinued operations.

Note 22.  Subsequent Event

On January 26, 2004, the Company settled the tender offer (see Note 12 - Common and Preferred Stock) and purchased 2,638,500 shares of its common stock at $15.75 per share (the “Tender Price”), based upon a final share count of 3,538,544 shares being tendered and not withdrawn.  Due to the over-subscription, the Company purchased 74.56% of each stockholder’s total shares tendered at the Tender Price.  In addition, on February 10, 2004, the Company purchased 1,169,409 shares of its common stock from Aurora at the same price as the Tender Price.  The total cost of the Stock Repurchase was $59,975 plus fees and expenses of approximately $1,200 and was funded with available cash on hand.  On February 10, 2004, immediately following the repurchase of shares from Aurora, the Company had a total of 4,741,646 shares of its common stock held in Treasury.

ITEM 9.                                                     CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

Our management, including then Chief Executive Officer Michael T. DuBose and current Chief Financial Officer Barry C. Kohn, have evaluated our disclosure controls and procedures as of December 31, 2003.  Under rules promulgated by the SEC, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of our disclosure controls and procedures, Messrs. DuBose and Kohn concluded that such controls and procedures were effective as of December 31, 2003 in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following lists our directors and executive officers and their respective ages and positions as of December 31, 2003:

Name	Age	Positions
Michael T. DuBose	50	Chairman of the Board, President and Chief Executive Officer
Barry C. Kohn	48	Vice President and Chief Financial Officer
John J. Machota	51	Vice President, Human Resources
Mary T. Ryan	50	Vice President, Communications and Investor Relations
Joseph Salamunovich	44	Vice President, General Counsel and Secretary
John R. Colarossi	51	President, Independent Aftermarket
William L. Conley, Jr.	55	President, ATC Logistics
Robert Anderson	83	Director
Richard R. Crowell	48	Director
Dale F. Frey	71	Director
Mark C. Hardy	40	Director
Dr. Michael J. Hartnett	58	Director
Gerald L. Parsky	61	Director
Richard K. Roeder	55	Director
J. Richard Stonesifer	67	Director

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

John R. Colarossi joined us in January 2003 as President of our Independent Aftermarket business and became an executive officer in March 2003.  Prior to joining us, Mr. Colarossi served as Chief Operating Officer of Cottman Transmission Systems since 2001.  During 1999 and 2000 he was Executive Vice President of Sales and Marketing for Capsule Communications (formerly US WATS).  Between 1993 and 1999 Mr. Colarossi held various positions with Moran Industries, including President from 1998 to 1999, and from 1984 to 1992 he was employed by AAMCO Transmissions, serving as Executive Vice President – Sales and Operations between 1989 and 1992.  Mr. Colarossi holds a B.S. in Economics from the University of Pittsburgh.

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

Dale F. Frey became a director in 1997.  Prior to his retirement in 1997, Mr. Frey was Chairman of the Board, President and Chief Executive Officer of General Electric Investment Corporation, a position he had held since 1984, and was a Vice President of General Electric Company since 1980.  Mr. Frey is a director of Community Health Systems, Yankee Candle, Ambassadors Group and McLeod USA.

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

Effective January 1, 2004, Mr. Donald T. Johnson, Jr. joined us as President and Chief Operating Officer, with Mr. DuBose continuing as Chairman of the Board and Chief Executive Officer.  On February 19, 2004, Mr. Johnson succeeded Mr. DuBose as Chief Executive Officer.  Before joining us, Mr. Johnson was Global Director, Parts, Supply and Logistics for Ford Motor Company since 1999.  Prior to that, Mr. Johnson spent 26 years working for Caterpillar, Inc. and its subsidiaries, including serving as Vice President of Caterpillar Logistics Services, Inc. from 1992 until he joined Ford.  Mr. Johnson holds a B.A. in Management from the University of Illinois.

Directors serve one-year terms and are elected annually.  Executive officers serve until they resign or replacements are appointed by the Board of Directors.

Audit Committee Financial Expert.

Our Board of Directors has determined that Mr. Dale F. Frey, Chairman of our Audit Committee, is a financial expert for purposes of Item 401(h) of Regulation S-K under the Exchange Act.  Mr. Frey is an independent director within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us.  Based solely on a review of the copies of the forms that we have received, we believe that all such forms required during 2003 were filed on a timely basis, except for Forms 4 to disclose our November 2003 grant of 5,000 shares of restricted stock to each of Messrs. Colarossi, Machota and Salamunovich and Ms. Ryan, which were inadvertently overlooked until January 2004 when the oversight was discovered and the required forms were filed.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers and employees.  The code of conduct contains written standards that we believe are reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, (ii) full, fair, accurate, timely and understandable disclosure in our reports that we file with or submit to the Securities and Exchange Commission and our other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the code of conduct to an appropriate person, and (v) accountability for adherence to the code.

The full text of our code of ethics is filed as an exhibit to this Annual Report.  A copy of the code of ethics may be obtained without charge by sending a written request to us at One Oak Hill Center, Suite 400, Westmont, IL 60559, attention: Corporate Secretary.  We intend to disclose future amendments to certain provisions of our code of ethics, or waivers of such provisions granted to executive officers and directors, on our web site, www.goATC.com, within five business days following the date of such amendment or waiver.

ITEM 11.                                              EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the three most recently completed fiscal years, the cash compensation, for services to us in all capacities, of (i) our Chief Executive Officer as of December 31, 2003, (ii) the four persons who as of December 31, 2003 were the other most highly compensated executive officers of Aftermarket Technology Corp. and its subsidiaries and (iii) one person who would have been among our four other most highly compensated executive officers during 2003 if he had continued to serve as an executive officer through the end of the year:

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus (1)	Restrict- ed Stock Award(s) ($) (2)	Securities Under- lying Options (#) (3)	All Other Compensation (4)
Michael T. DuBose (5)	2003	$550,000	—	—	—	$25,400
Chairman, President and	2002	550,000	$412,500	—	250,000	1,025,400	(6)
Chief Executive Officer	2001	474,615	1,211,615	—	100,000	22,139

Barry C. Kohn	2003	$300,000	—	—	—	$15,600
Chief Financial Officer	2002	300,000	$150,000	—	100,000	315,600	(7)
	2001	271,731	361,042	—	75,000	12,548

William L. Conley, Jr. (8)	2003	$235,000	—	—	—	$23,785
President, ATC Logistics	2002	109,452	$55,237	—	25,000	29,044	(9)
	2001	—	—	—	—	—

Joseph Salamunovich	2003	$220,000	—	$61,000	—	$12,566
Vice President, General Counsel	2002	220,000	$149,000	—	25,000	11,454
and Secretary	2001	201,154	177,788	—	30,000	12,256

John R. Colarossi (10)	2003	$212,644	—	$61,000	25,000	$10,912
President, Independent After-	2002	—	—	—	—	—
market	2001	—	—	—	—	—

Paul J. Komaromy (11)	2003	$300,000	—	—	—	$3,127	(12)
Former President, Drivetrain	2002	287,500	—	—	25,000	3,922	(12)
Remanufacturing Division	2001	270,000	$45,000	—	50,000	3,876	(12)

(1)                 Bonuses under our incentive compensation plan for a particular year are generally paid during the first quarter of the following year.

(2)                 Calculated by multiplying the number of shares awarded by $12.20 (the closing price of our stock on the Nasdaq National Market System on November 6, 2003, the day the restricted stock was awarded).  No consideration was paid for the shares.

(3)                 Consists of options to purchase shares of our common stock, which options were issued pursuant to our 1996 Stock Incentive Plan, 1998 Stock Incentive Plan, 2000 Stock Incentive Plan or 2002 Stock Incentive Plan.  Pursuant to the stock incentive plans, the Compensation and Human Resources Committee of the Board of Directors makes recommendations to the Board of Directors regarding the amount, terms and conditions of each option to be granted.

(4)                 Consists of allowances for automobile, club dues and financial planning except where otherwise noted.

(5)                 Mr. DuBose was succeeded by Mr. Johnson as President on January 1, 2004 and Chief Executive Officer on February 19, 2004.

(6)                 Includes a special one-time payment of $1,000,000 made when Mr. DuBose entered into an amended and restated employment agreement in July 2002.  See “Employment Agreements” below.

(7)                 Includes a special one-time payment of $300,000 made when Mr. Kohn entered into an employment agreement in July 2002.  See “Employment Agreements” below.

(8)                 Mr. Conley joined us in July 2002.

(9)                 Also includes relocation benefits.

(10)           Mr. Colarossi joined us in January 2003.

(11)           Mr. Komaromy ceased to be an executive officer in December 2003.

(12)           Consists of allowances for club dues and financial planning.  Mr. Komaromy was also provided with a leased automobile.

Effective January 1, 2004, Mr. Donald T. Johnson, Jr. joined us as President and Chief Operating Officer at an annual salary of $500,000.  Set forth below is the annual base salary for our Chief Executive Officer and each of our four other most highly compensated executive officers as of February 13, 2004:

Name	Annual Base Salary
Michael T. DuBose	$550,000
Donald T. Johnson, Jr.	500,000
Barry C. Kohn	300,000
William L. Conley, Jr.	235,000
Joseph Salamunovich	220,000

Option Grants Table

Shown below is information concerning grants of options by us during 2003 to our Chief Executive Officer as of December 31, 2003, each of our four other most highly compensated executive officers as of December 31, 2003, and one person who would have been among our four other most highly compensated executive officers during 2003 if he had continued to serve as an executive officer through the end of the year:

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(1)
	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date

Name						5% ($)	10% ($)
Michael T. DuBose	—		—	—	—	—	—
Barry C. Kohn	—		—	—	—	—	—
William L. Conley	—		—	—	—	—	—
Joseph Salamunovich	—		—	—	—	—	—
John Colarossi	25,000	(2)	8.3	$9.63	2/19/13	$151,406	$383,693
Paul J. Komaromy	—		—	—	—	—	—

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

(2)                 These options were granted under our 2000 Stock Incentive Plan.  One third of the options vest and become exercisable on each of February 19, 2004, 2005 and 2006.

Aggregated Option Exercises and Year-End Option Value Table

Shown below is information relating to (i) the exercise of stock options during 2003 by our Chief Executive Officer as of December 31, 2003, each of our four other most highly compensated executive officers as of December 31, 2003, and one person who would have been among our four other most highly compensated executive officers during 2003 if he had continued to serve as an executive officer through the end of the year, and (ii) the value of unexercised options for each of the CEO and such executive officers and former executive officer as of December 31, 2003:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael T. DuBose	—	—	638,737	33,333	$1,742,037	$288,664
Barry C. Kohn	—	—	193,121	25,000	732,927	216,500
William L. Conley	—	—	8,334	16,666	—	—
Joseph Salamunovich	—	—	75,788	40,000	118,690	135,369
John Colarossi	—	—	—	25,000	—	102,250
Paul J. Komaromy	—	—	41,666	—	184,972	—

(1)                  Based on the closing price of our common stock on the Nasdaq National Market System on December 31, 2003, which was $13.72 per share.

Employment Agreements

In July 2002 we entered into an amended and restated employment agreement with Mr. DuBose that provides that he would serve as our Chairman, President and CEO through January 2004, at an annual base salary of $550,000 (subject to adjustment at the discretion of our Board), and thereafter the agreement will automatically renew on a year-to-year basis unless either we or Mr. DuBose elect not to renew.  After Mr. DuBose ceases to be President and CEO, he will serve for five years in a part-time capacity in such position as our Board of Directors determines, at an annual salary of $200,000.  It is expected that Mr. DuBose will convert to this part-time status during the second quarter of 2004 but will continue as Chairman of the Board of Directors.  In addition to his part-time salary, Mr. DuBose will also receive payments totaling two times his pre-conversion base salary plus two times his 2004 target bonus under our incentive compensation plan plus a pro rata portion of his incentive compensation bonus for 2004, paid over the 24-month period following his conversion to part-time status.  If he ceases to be employed by us for any reason other than termination for cause or voluntary resignation within five years following his conversion to part-time status, he will continue to receive monthly payments of $16,666 through the end of the five-year period.  Mr. DuBose will also receive medical benefits for up to ten years following the end of his employment.  The employment agreement contains a provision that Mr. DuBose will not compete against us during the period ending on the later of January 28, 2009 or the second anniversary of the date he ceases to be employed by us, which is considerably longer than the noncompetition provision contained in his previous employment agreement.  In connection with this amended and restated employment agreement, Mr. DuBose received a special one-time payment of $1,000,000 in 2002.

In July 2002 we entered into an employment agreement with Mr. Kohn that provides that he will serve as our CFO through January 2004, at an annual base salary of $300,000 (subject to adjustment at the discretion of our Board), and thereafter the agreement will automatically renew on a year-to-year basis unless either we or Mr. Kohn elect not to renew.  After Mr. Kohn ceases to be CFO, he will serve for five years in a part-time capacity at an annual salary of $60,000.  When Mr. Kohn ceases to be CFO for any reason other than termination for cause or voluntary resignation, he will receive payments totaling 1.5 times his CFO base salary plus 1.5 times his target bonus under our incentive compensation plan plus a pro rata portion of his incentive compensation bonus for the year in which he ceases to be CFO.  If Mr. Kohn ceases to be employed for any reason other than termination for cause or voluntary resignation before he transitions to part-time status, then he will also receive a payment of $300,000.  If Mr. Kohn transitions to part-time status but within five years thereafter ceases to be employed by us for any reason other than termination for cause or voluntary resignation, he will receive monthly payments of $5,000 for the balance of the five-year period.  Mr. Kohn will also receive medical benefits for up to 18 months following the end of his employment.  The employment agreement contains a provision that Mr. Kohn will not compete against us during the period ending on the later of January 28, 2009 or the second anniversary of the date he ceases to be employed by us, which is considerably longer than the noncompetition provision contained in our standard form of executive employment agreement.  In connection with this employment agreement, Mr. Kohn received a special one-time payment of $300,000 in 2002.

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

The aggregate number of shares of common stock that can be issued under the stock incentive plans may not exceed 5,350,000.  As of February 13, 2004, there were outstanding options to purchase an aggregate of

2,233,788 shares of common stock granted to our directors, officers and employees and certain independent contractors pursuant to the plans, and the number of shares available for issuance pursuant to the plans was 131,300.

In most cases, outstanding options are subject to certain vesting provisions and expire on the tenth anniversary of the date of grant.  The exercise prices of options outstanding under the stock incentive plans as of February 13, 2004 are as follows:

Number of Option Shares	Exercise Price
79,300	$4.563
22,070	5.00
33,121	5.0312
369,824	5.06
2,333	6.875
22,832	8.50
2,500	8.9375
23,997	9.00
5,000	9.125
255,000	9.63
200,000	10.00
16,000	11.00
137,391	11.125
113,667	11.4375
6,000	11.45
18,833	11.79
1,000	11.80
13,000	12.20
140,000	14.00
47,000	14.11
35,088	14.75
36,332	18.125
6,000	18.25
20,000	19.00
277,500	22.90
350,000	30.00
2,233,788

For information regarding options granted to our directors and officers, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Director Compensation

Prior to 2004 we have not paid cash compensation to our directors for service on our Board of Directors or its committees.  Beginning in 2004, we will pay our independent directors an annual fee of $50,000.  Each independent director will also receive an annual grant of options to purchase 10,000 shares of our common stock and new independent directors will receive a one-time grant of options to purchase 20,000 shares.  Directors are reimbursed for their expenses in connection with attending Board and committee meetings.

In 2001, 2002 and 2003 each of Messrs. Anderson, Frey, Hartnett and Stonesifer received options to purchase 30,000 shares of our common stock at an exercise price of $5.06 per share, 25,000 shares of common stock at an exercise price of $22.90 per share, and 50,000 shares of common stock at an exercise price of $9.63 per share, respectively.  The option exercise price in each case was equal to the closing price of a share of our common stock on the Nasdaq National Market System on the date the option was granted.  Each option vests and becomes exercisable in one-third increments on the first, second and third anniversaries of the date of grant and expires on the tenth anniversary of the date of grant.

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

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth the beneficial ownership of our common stock (the only class of our issued and outstanding voting securities), as of February 13, 2004 by each of our directors, our then Chief Executive Officer, each of our four other most highly compensated executive officers as of December 31, 2003, one person who would have been among our four other most highly compensated executive officers during 2003 if he had continued to serve as an executive officer through the end of the year, our directors and executive officers as a group, and each person who at February 13, 2004 was known to us to beneficially own more than 5% of our outstanding common stock.

	Number of Shares (1)	Voting Percentage
Aurora Equity Partners L.P. (other beneficial owners: Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder) (2)(3)	7,340,478	35.7
Aurora Overseas Equity Partners I, L.P. (other beneficial owners: Richard R. Crowell, Gerald L. Parsky and Richard K. Roeder) (4)(5)	2,794,217	13.6
Wellington Management Company LLP (6)	1,511,939	7.4
General Electric Pension Trust (7)	1,397,165	6.8
Kennedy Capital Management, Inc. (8)	1,279,754	6.2
Barclays Global Investors, NA (9)	1,206,897	5.9
Michael T. DuBose (10)	638,737	3.0
Barry C. Kohn (11)	199,121	*
William L. Conley, Jr. (12)	8,334	*
Joseph Salamunovich (13)	80,788	*
John R. Colarossi (14)	13,334	*
Paul J. Komaromy	0	*
Robert Anderson (15)	43,335	*
Richard R. Crowell (2)(3)(4)(5)(16)	8,204,156	39.9
Dale F. Frey (17)	43,335	*
Mark C. Hardy	0	*
Dr. Michael J. Hartnett (18)	45,001	*
Gerald L. Parsky (2)(3)(4)(5)(16)	8,204,156	39.9
Richard K. Roeder (2)(3)(4)(5)(16)	8,204,156	39.9
J. Richard Stonesifer (19)	69,884	*
All directors and officers as a group (16 persons) (20)	9,526,610	43.8

*                   Less than 1%.

(1)                        The shares of common stock underlying options granted under our stock incentive plans that are exercisable as of February 13, 2004 or that will become exercisable within 60 days thereafter (such options being referred to as “exercisable”) are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

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

(3)                        Consists of (i) 5,409,939 shares owned by Aurora Equity Partners, (ii) 1,397,165 shares owned by the General Electric Pension Trust (see Note 7 below) and (iii) 533,374 shares that are subject to an irrevocable proxy granted to the Aurora partnerships by some of our original stockholders, including Messrs. Crowell, Parsky and Roeder (the “Aurora Proxy”).  The Aurora Proxy terminates upon the earlier of the transfer of such shares or July 31, 2004.

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

(5)                        Consists of (i) 863,678 shares owned by Aurora Overseas Equity Partners, (ii) 1,397,165 shares owned by the General Electric Pension Trust (see Note 7 below) and (iii) 533,374 shares that are subject to the Aurora Proxy.

(6)                        Wellington Management’s address is 75 State Street, Boston, Massachusetts 02109.

(7)                        With limited exceptions, the General Electric Pension Trust has agreed to vote these shares in the same manner as the Aurora partnerships vote their respective shares of common stock.  This provision terminates upon the earlier of the transfer of such shares or July 31, 2004.  The GE Pension Trust’s address is 3003 Summer Street, Stamford, CT 06905.

(8)                        Kennedy Capital’s address is 10829 Olive Blvd., St. Louis, Missouri 63141.

(9)                        Barclays Global Investors’ address is 45 Fremont Street, San Francisco, California 94105.

(10)                  Consists of shares subject to exercisable options.  Excludes 33,333 shares subject to options that are not exercisable.

(11)                  Includes 193,121 shares subject to exercisable options.  Excludes 25,000 shares subject to options that are not exercisable.

(12)                  Consists of shares subject to exercisable options.  Excludes 16,666 shares subject to options that are not exercisable.

(13)                  Consists of 5,000 shares of restricted stock and 75,788 shares subject to exercisable options.  Excludes 40,000 shares subject to options that are not exercisable.

(14)                  Consists of 5,000 shares of restricted stock and 8,334 shares subject to exercisable options.  Excludes 16,666 shares subject to options that are not exercisable.

(15)                  Consists of shares subject to exercisable options.  Excludes 59,999 shares subject to options that are not exercisable.

(16)                  The shares actually owned by this person (as distinguished from the shares that this person is deemed to beneficially own) are subject to the Aurora Proxy.

(17)                  Consists of shares subject to exercisable options.  Excludes 59,999 shares subject to options that are not exercisable.

(18)                  Consists of shares subject to exercisable options.  Excludes 59,999 shares subject to options that are not exercisable.

(19)                  Includes 43,335 shares subject to exercisable options.  Excludes 59,999 shares subject to options that are not exercisable.

(20)                  Includes 95,000 shares of restricted stock and 1,190,987 shares subject to exercisable options.  Excludes 583,327 shares subject to options that are not exercisable.

Unless otherwise noted above, the address of each person in the above table is One Oak Hill Center, Suite 400, Westmont, Illinois 60559.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2003:

Plan category

Number of securities to be issued upon exercise of outstanding options, warrants and rights

Weighted-average exercise price of outstanding options, warrants and rights

Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

(a)

(b)

(c)

Equity compensation plans approved by security holders

2,182,454

$

14.34

300,799

Equity compensation plans not approved by security holders

—

—

—

Total

2,182,454

300,799

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

We pay to Aurora Management Partners, which is a part of Aurora Capital Group, a base annual management fee for advisory and consulting services pursuant to a written management services agreement.  Aurora Management Partners is also entitled to reimbursements from us for all of its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the management services agreement.  The base annual management fee is subject to increase, at the discretion of the disinterested members of our board of directors, by up to an aggregate of $250,000 in the event that we consummate one or more significant corporate transactions.  The base annual management fee has not been increased as a result of any of our acquisitions.  The base annual management fee is also subject to increase for specified cost of living increases, although no such adjustment has been made in the last three years.  If our EBITDA in any year exceeds management’s budgeted EBITDA by 15.0% or more for that year, Aurora Management Partners is entitled to receive an additional management fee equal to one half of its base annual management fee for that year.  Because our EBITDA did not exceed management’s budgeted EBITDA by 15.0% in 2003, Aurora Management Partners did not receive this additional management fee in 2003.  The base annual management fee payable to Aurora Management Partners will be reduced as the collective beneficial ownership of our common stock by the Aurora partnerships declines below 30%.  If the Aurora partnerships’ collective beneficial ownership declines below 20%, the management services agreement will terminate.  During 2003 the management fee was $330,000.

If we consummate any significant acquisitions, Aurora Management Partners will be entitled to receive a fee from us for investment banking services in connection with the acquisition.  The fee is equal to 2.0% of the first $75.0 million of the acquisition consideration (including debt assumed and current assets retained) and 1.0% of acquisition consideration (including debt assumed and current assets retained) in excess of $75.0 million.  Since our formation, we have paid approximately $5.3 million of fees to Aurora Management Partners for investment banking services in connection with our acquisitions, including $28,000 in fees during 2003.  In January 2001, we paid Aurora Management Partners a $750,000 fee for services in connection with the October 2000 sale of the Distribution Group.  We are not obligated to make any payment to Aurora Management Partners at any time that we are in default under our credit facility.

In December 2003, we entered into an agreement with Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P., limited partnerships controlled by Aurora Capital Partners, to purchase up to a total of 1,169,409 shares of our outstanding common stock at a price equal to our tender offer price.  On February 10, 2004, we completed the purchase of these shares at the final tender offer price of $15.75 per share and paid to these partnerships a total of $18.4 million.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

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

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal outside accountant is Ernst & Young LLP.  Set forth below are the fees billed to us by Ernst & Young for each of the last two years for the indicated services:

	2003	2002
Audit Fees	$425,160	$369,354
Audit-Related Fees (1)	11,850	15,700
Tax Fees (2)	143,205	172,437
All Other Fees (3)	21,120	386,635
Total Fees	$601,335	$944,126

(1)            For 2003 consists of fees for assistance with responding to an SEC comment letter regarding the 2002 10-K.  For 2002 consists of services in connection with the filing of two S-3 registration statements.

(2)            For 2003 consists of fees for assistance with (i) state, federal and foreign tax returns ($73,750), (ii) state, federal and sales tax audits and refunds ($62,995) and (iii) tax planning ($6,460).  For 2002 consists primarily of fees for assistance with (i) state, federal and foreign tax returns ($119,100) and (ii) state, federal and sales tax audits and refunds ($53,337).

(3)            For 2003 consists of services relating to compliance with the Sarbanes-Oxley Act of 2002 ($4,850) and diligence on a potential acquisition ($16,270).  For 2002 consists primarily of services in connection with the filing of two S-3 registration statements ($242,850) and diligence on a potential acquisition ($143,785).

The Audit Committee of our Board of Directors adopted a pre-approval policy in 2003 pursuant to which the Audit Committee pre-approves each non-audit engagement or service with or by our independent auditor.  Prior to pre-approving any such non-audit engagement or service, it is the Committee’s practice to first receive information regarding the engagement or service that (i) is detailed as to the specific engagement or service, and (ii) enables the Committee to make a well-reasoned assessment of the impact of the engagement or service on the auditor’s independence.  In addition, the Chairman of the Audit Committee is authorized to pre-approve any non-audit service between regularly scheduled meetings of the Audit Committee provided that the fees for such service do not exceed $50,000 and the Chairman’s approvals are reported to the full Audit Committee at the next Audit Committee meeting.  The Audit Committee or the Audit Committee Chairman pre-approved all non-audit engagements with, and services provided by, the Company’s auditors during 2003.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  Index to Financial Statements, Financial Statement Schedules and Exhibits:

1.                                       Financial Statements Index

See Index to Financial Statements and Supplemental Data on page 40.

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

*3.2	Bylaws of Aftermarket Technology Corp.

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

10.5	Stock Subscription Agreement, dated as of November 18, 1996, between Aftermarket Technology Corp.

and the Trustees of the General Electric Pension Trust (previously filed as Exhibit 10.44 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.6

Lease, dated January 1, 1994, between CRW, Incorporated and Aaron’s Automotive Products, Inc. with respect to property located at 2600 North Westgate, Springfield, Missouri (previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

10.7

Amended and Restated Lease, dated as of June 1, 1997, by and among Confar Investors II, L.L.C. and Aaron’s Automotive Products, Inc. (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)

10.8

Lease Agreement dated as July 31, 1997 between C.W. Smith and ATS Remanufacturing, Inc. (previously filed as Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (File No. 333-35543) filed on September 12, 1997 and incorporated herein by this reference)

10.9

Aftermarket Technology Corp. 1996 Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.10

Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.11

Form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.37 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.12

Aftermarket Technology Corp. 1998 Stock Incentive Plan (previously filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10.13

Aftermarket Technology Corp. 2000 Stock Incentive Plan (previously filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

10.14

Aftermarket Technology Corp. 2002 Stock Incentive Plan (previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.15

Amended and Restated Employment Agreement, dated as of July 1, 2002, between Michael T. DuBose and Aftermarket Technology Corp. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by this reference)

10.16

Employment Agreement, dated as of July 1, 2002, between Barry C. Kohn and Aftermarket Technology Corp. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by this reference)

*10.17	Executive Employment Agreement, dated as of January 1, 2004, between Aftermarket Technology Corp. and Donald T. Johnson, Jr.

10.18

Form of Executive Employment Agreement between Aftermarket Technology Corp. and certain of its officers (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.19

Form of Indemnification Agreement between Aftermarket Technology Corp. and directors and certain officers (previously filed as Exhibit 10.46 to Amendment No. 1 the Company’s Registration Statement on Form S-1 (File No. 333-35543) filed on October 1, 1997 and incorporated herein by this reference)

10.20

Asset Purchase Agreement, dated June 24, 1994, by and among RPM Merit, Donald W. White, John A. White, The White Family Trust and RPM Acquisition Corp. (previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

10.21

Asset Purchase Agreement dated as of July 31, 1997 among Automatic Transmission Shops Inc., C.W. Smith, ATS Remanufacturing, Inc. and Aftermarket Technology Corp. (previously filed as Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-35543) filed on September 12, 1997 and incorporated herein by this reference)

10.22

Stock Purchase Agreement dated as of September 1, 2000 between Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.23

Amendment to Stock Purchase Agreement dated as of October 27, 2000 between Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.24

Amendment No. 2 to Stock Purchase Agreement dated as of May 25, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.25

Agreement dated as of July 2, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.26

Amendment No. 3 to Stock Purchase Agreement dated as of October 19, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.27

Amendment No. 4 to Stock Purchase Agreement dated as of December 28, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

10.28

Amendment No. 5 to Stock Purchase Agreement dated as of August 2, 2002 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.29

Credit Agreement, dated as of February 8, 2002, made by Aftermarket Technology Corp., the several Lenders from time to time party thereto, J.P. Morgan Securities, Inc., JPMorgan Chase Bank and Credit Suisse First Boston (previously filed as Exhibit 10.1 to Amendment No. 1 the Company’s Registration Statement on Form S-3 (File No. 333-75618) filed on February 11, 2002 and incorporated herein by this reference)

10.30

Guarantee and Collateral Agreement, dated as of February 8, 2002, made by Aftermarket Technology Corp. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.2 to Amendment No. 1 the Company’s Registration Statement on Form S-3 (File No. 333-75618) filed on February 11, 2002 and incorporated herein by this reference)

*10.31

First Amendment, Dated as of December 12, 2003, to the Credit Agreement dated as of February 8, 2002 among Aftermarket Technology Corp., the several Lenders from time to time party thereto, J.P. Morgan Securities, Inc., JPMorgan Chase Bank and Credit Suisse First Boston

*10.32†	Remanufacturing supply agreement between DaimlerChrysler Corporation and Aaron’s Automotive Products, Inc.

10.33

Stock Purchase Agreement dated December 15, 2003 among Aurora Equity Partners, L.P., Aurora Overseas Equity Partners I, L.P. and Aftermarket Technology Corp. (previously filed as Exhibit 99(d)(1) to the Company’s Schedule TO filed on December 16, 2003 and incorporated herein by this reference)

*14	Code of Ethics

*21	List of Subsidiaries

*23	Consent of Ernst & Young LLP, independent auditors

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

*                 Filed herewith.

†                  Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed seperately with the Securities and Exchange Commission.

(b)                                 Reports on Form 8-K

During the quarter ended December 31, 2003 the Company filed the following reports on Form 8-K:

(1)                              Report dated October 28, 2003 reporting certain information under Item 12 and filing as an exhibit a press release containing such information.

(2)                              Report dated December 2, 2003 reporting certain information under Item 9 and filing as an exhibit a press release containing such information.

(c)                                  Refer to (a) 3 above.

(d)                                 Refer to (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

By:	/s/ Donald T. Johnson, Jr.
Donald T. Johnson, Jr. President and Chief Executive Officer

February 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2004	/s/ Donald T. Johnson, Jr.
Donald T. Johnson, Jr. President and Chief Executive Officer (principal executive officer)

February 26, 2004	/s/ Barry C. Kohn
Barry C. Kohn Chief Financial Officer (principal financial and accounting officer)

February 26, 2004	/s/ Michael T. DuBose
Michael T. DuBose Chairman of the Board

February 26, 2004	/s/ Robert Anderson
Robert Anderson Director

February 26, 2004	/s/ Richard R. Crowell
Richard R. Crowell Director

February 26, 2004	/s/ Dale F. Frey
Dale F. Frey Director

February 26, 2004	/s/ Mark C. Hardy
Mark C. Hardy Director

February 26, 2004	/s/ Michael J. Hartnett
Michael J. Hartnett Director

February 26, 2004	/s/ Gerald L. Parsky
Gerald L. Parsky Director

February 26, 2004	/s/ Richard K. Roeder
Richard K. Roeder Director

February 26, 2004	/s/ J. Richard Stonesifer
J. Richard Stonesifer Director

Aftermarket Technology Corp.

Schedule II - Valuation and Qualifying Accounts

(In Thousands)

		Additions
	Balance at Beginning of Period	Charge (Income) to Costs and Expenses	Adjustments to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2001:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,624	$(44)	$—		$373	(1)	$1,207
Reserve for inventory obsolescence	6,476	915	1,764	(2)	4,134		5,021
Valuation allowance on deferred tax assets	9,187	(95)	—		—		9,092
Year ended December 31, 2002:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	1,207	338	—		225	(1)	1,320
Reserve for inventory obsolescence	5,021	424	237	(2)	713		4,969
Valuation allowance on deferred tax assets	9,092	101	—		—		9,193
Year ended December 31, 2003:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	1,320	(9)	234	(3)	10	(1)	1,535
Reserve for inventory obsolescence	4,969	905	165	(3)	441		5,598
Valuation allowance on deferred tax assets	9,193	893	—		—		10,086

(1)                                  Accounts written off, net of recoveries.

(2)                                  Asset valuation adjustments are due to the Company’s initial discontinuance of the independent aftermarket engines business during 2000 and its subsequent election to retain this business during 2001.

(3)                                  Balances added through acquisitions.

S-1