Form 10-Q
period 2004-03-31
AFTERMARKET TECHNOLOGY CORP
filed 2004-04-28
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

As of April 23, 2004, there were 20,824,774 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$544	$59,628
Accounts receivable, net	45,859	42,538
Inventories	81,581	81,711
Prepaid and other current assets	5,276	4,896
Refundable income taxes	736	—
Deferred income taxes	21,595	19,956
Total current assets	155,591	208,729

Property, plant and equipment, net	59,311	57,461
Debt issuance costs, net	4,345	4,676
Goodwill	170,723	170,485
Intangible assets, net	494	525
Other assets	10,155	9,986
Total assets	$400,619	$451,862

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$37,293	$42,630
Accrued expenses	34,527	32,715
Income taxes payable	—	60
Bank line of credit	470	—
Credit facility	10,629	10,018
Capital lease obligation	129	344
Amounts due to sellers of acquired companies	1,981	1,891
Deferred compensation	130	117
Liabilities of discontinued operations	276	291
Total current liabilities	85,435	88,066

Amount drawn on credit facility, less current portion	110,415	109,873
Amounts due to sellers of acquired companies, less current portion	5,170	5,225
Deferred compensation, less current portion	717	717
Deferred income taxes	22,830	18,730

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 30,000,000; Issued - 25,566,067 and 25,173,856 (including shares held in treasury)	256	252
Additional paid-in capital	198,597	194,204
Retained earnings	45,019	41,106
Accumulated other comprehensive income	2,406	1,891
Unearned compensation	(992)	(231)
Common stock held in treasury, at cost (4,741,646 and 933,737 shares)	(69,234)	(7,971)
Total stockholders’ equity	176,052	229,251

Total liabilities and stockholders’ equity	$400,619	$451,862

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended March 31,
	2004	2003
	(Unaudited)

Net sales:
Products	$71,403	$72,425
Services	19,571	22,637
Total net sales	90,974	95,062

Cost of sales:
Products	55,697	52,799
Services	13,261	11,520
Total cost of sales	68,958	64,319

Gross profit	22,016	30,743

Selling, general and administrative expense	13,650	13,475
Amortization of intangible assets	31	83
Exit, disposal, certain severance and other charges	869	—

Income from operations	7,466	17,185

Interest income	578	681
Other income (expense), net	4	(31)
Equity in income of investee	96	—
Interest expense	(1,781)	(2,195)

Income before income taxes	6,363	15,640

Income tax expense	2,450	5,787

Net income	$3,913	$9,853

Per common share - basic:
Net income	$0.18	$0.41

Weighted average number of common shares outstanding	21,851	24,212

Per common share - diluted:
Net income	$0.18	$0.40

Weighted average number of common and common equivalent shares outstanding	22,210	24,502

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2004	2003
	(Unaudited)
Operating Activities:
Net income	$3,913	$9,853

Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Depreciation and amortization	3,003	2,826
Amortization of debt issuance costs	331	282
Adjustments to provision for losses on accounts receivable	5	16
Loss on sale of equipment	2	10
Deferred income taxes	2,450	5,939
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	(3,160)	306
Inventories	260	(2,524)
Prepaid and other assets	(1,269)	(906)
Accounts payable and accrued expenses	(2,280)	(5,140)
Net cash provided by operating activities - continuing operations	3,255	10,662

Net cash used in operating activities - discontinued operations	(15)	(27)

Investing Activities:
Purchases of property, plant and equipment	(4,684)	(3,585)
Acquisition of company, net of cash received	—	(1,102)
Proceeds from sale of equipment	1	27
Net cash used in investing activities	(4,683)	(4,660)

Financing Activities:
Borrowings (payments) on credit facilities, net	1,153	(7,326)
Borrowings on other bank line credit	473	—
Payments on capital lease obligation	(222)	(192)
Proceeds from exercise of stock options	2,232	—
Payments on amounts due to sellers of acquired companies	(29)	(485)
Payments of deferred compensation related to acquired company	—	(138)
Purchase of common stock for treasury	(61,263)	—
Net cash used in financing activities	(57,656)	(8,141)

Effect of exchange rate changes on cash and cash equivalents	15	(10)

Decrease in cash and cash equivalents	(59,084)	(2,176)

Cash and cash equivalents at beginning of period	59,628	65,504
Cash and cash equivalents at end of period	$544	$63,328

Cash paid (refunded) during the period for:
Interest	$1,359	$2,350
Income taxes, net	65	(433)

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior-year amounts have been reclassified to conform to the 2004 presentation.

Note 2.  Inventories

Inventories consist of the following:

	March 31, 2004	December 31, 2003

Raw materials, including core inventories	$66,406	$67,579
Work-in-process	1,564	1,443
Finished goods	13,611	12,689
	$81,581	$81,711

Note 3.  Goodwill and Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill for impairment annually during the third quarter of each fiscal year unless events or circumstances would require an immediate review.

The change in the carrying amount of goodwill is summarized as follows:

Balance at December 31, 2003	$170,485
Effect of exchange rate changes from the translation of U.K. subsidiary	238
Balance at March 31, 2004	$170,723

As of March 31, 2004 and December 31, 2003, the Company’s definite lived intangible assets of $494 and $525, net of accumulated amortization of $1,385 and $1,352, primarily consist of non-compete agreements and are amortized over their estimated useful lives.

Amortization expense for intangible assets during the three months ended March 31, 2004 and 2003 was $31 and $83, respectively.  Estimated amortization expense for the remainder of 2004 and the four succeeding fiscal years is as follows:

Estimated Amortization Expense

2004 (remainder)	$95
2005	126
2006	126
2007	126
2008	21

Note 4.  Warranty Liability

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

Changes to the Company’s warranty liability during the three months ended March 31, 2004 are summarized as follows:

Balance at December 31, 2003	$4,772
Warranties issued	1,230
Claims paid / settlements	(1,764)
Balance at March 31, 2004	$4,238

Note 5.  Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement (the “Credit Facility”).  The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principal payable in quarterly installments in increasing amounts over the five-year period ($34,215 outstanding at March 31, 2004), (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with 97% of the principal payable in the sixth year ($83,629 outstanding at March 31, 2004) and (iii) a $50,000, five year revolving credit facility (the “Revolver”), reduced to $40,000 as amended ($3,200 outstanding at March 31, 2004).  The Credit Facility also (i) includes an annual excess cash flow sweep payable as defined in the credit agreement and (ii) provides for the addition of one or more optional term loans of up to $100,000 in the aggregate (the “C-Loans”), subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.  On December 12, 2003, the Company amended the Credit Facility to permit the Stock Repurchase (see Note 6 - Common and Preferred Stock).  As part of this amendment, the Company was required to prepay $20,000 of term loans (inclusive of any excess cash flow payments for 2003 otherwise due) and reduce the Revolver commitment to $40,000.

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all the assets of the Company and its domestic subsidiaries.  The Credit Facility contains several covenants, including ones that require the

Company to maintain specified levels of net worth, leverage and interest coverage and others that limit its ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, enter new businesses and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.

The following table summarizes the balances outstanding under the Credit Facility:

	March 31, 2004	December 31, 2003

A-Loan	$34,215	$36,048
B-Loans	83,629	83,843
Revolver	3,200	—
	$121,044	$119,891

In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $3,125 as of March 31, 2004 and December 31, 2003.

Note 6.  Common and Preferred Stock

In December 2003 the Company (i) initiated a tender offer to purchase up to 2,638,500 shares of its common stock outstanding at a price not greater than $15.75 per share and not less than $13.00 per share and (ii) agreed to purchase up to 1,169,409 shares at the final tender offer price from its affiliates, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. (collectively, “Aurora”) on the eleventh business day following the close of the tender offer (i and ii collectively, the “Stock Repurchase”).  The maximum number of shares to be purchased in the Stock Repurchase represented 15.7% of outstanding common stock.

On January 26, 2004, the Company completed the tender offer and purchased 2,638,500 shares of its common stock at $15.75 per share (the “Tender Price”), based upon a final share count of 3,538,544 shares tendered and not withdrawn.  Due to the over-subscription, the Company purchased 74.56% of each stockholder’s total shares tendered at the Tender Price.  In addition, on February 10, 2004, the Company purchased 1,169,409 shares of its common stock from Aurora at the same price as the Tender Price.  The total cost of the Stock Repurchase was $59,975 plus fees and expenses of $1,288 and was funded with available cash on hand.

Note 7.  Comprehensive Income

The following table sets forth the computation of comprehensive income for the three months ended March 31, 2004 and 2003, respectively:

	For the three months ended March 31,
	2004	2003
Net income	$3,913	$9,853
Other comprehensive income (loss):
Derivative financial instruments, net of income taxes	—	110
Translation adjustments	515	(314)
	$4,428	$9,649

Note 8.  Reportable Segments

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to Ford, DaimlerChrysler, General Motors, Honda and certain other foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs (including the European operations of Ford, General Motors and Jaguar) and certain remanufactured engines to DaimlerChrysler.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse, distribution and reverse logistics, test and repair services, turnkey order fulfillment and information services for AT&T Wireless Services and to a lesser extent, Cingular; (ii) a provider of returned material reclamation and disposition services and core management services to General Motors and to a lesser extent, Ford and Mazda; and (iii) a provider of logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon.  The Company’s “Other” business unit, which is not reportable for segment reporting purposes, remanufactures and distributes domestic and foreign engines and domestic transmissions to independent aftermarket customers.

Effective January 1, 2004, the Company revised its internal reporting to align with its current organization structure.  As a result, operating activities related to the remanufacturing and distribution of all engines and certain transmissions for sale into the independent aftermarket are now reflected in the “Other” business unit.  Additionally, select transmissions are remanufactured at operating units included in our Drivetrain Remanufacturing segment and are transferred to our “Other” business unit also for sale into the independent aftermarket at a fixed unit price that approximates cost.  The results for the prior periods have also been adjusted to reflect this change.

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

The following table summarizes financial information relating to the Company’s reportable segments’ and “Other” business unit for the three months ended March 31:

	Drivetrain Remanufacturing	Logistics	Other	Corporate/ Unallocated	Consolidated
2004:
Revenues from external customers	$66,558	$19,571	$4,845	$—	$90,974
Exit, disposal, certain severance and other charges	107	—	—	762	869
Income (loss) from operations	7,333	2,491	(1,596)	(762)	7,466
2003:
Revenues from external customers	$68,454	$22,637	$3,971	$—	$95,062
Income (loss) from operations	11,578	6,880	(1,273)	—	17,185

Note 9.  Exit, Disposal, Certain Severance and Other Charges

Facilities Consolidation Costs – Drivetrain Remanufacturing Segment

On June 23, 2003, the Company announced its decision to consolidate one of its transmission remanufacturing operations from a leased facility located in Mahwah, New Jersey into a Company-owned idle facility in Oklahoma City, Oklahoma.  This decision was primarily driven by an expectation of lower operating costs (primarily labor and facility related).  The relocation from the Mahwah facility to the Oklahoma City facility was completed during November 2003 and the Mahwah lease expired on December 31, 2003.  The Company terminated a total of 163 employees, consisting of manufacturing and management personnel, as part of the Mahwah facility closure.  For the year ended December 31, 2003 and three months ended March 31, 2004, $4,081 and $29 of costs were incurred related to the Mahwah plant closure.

Following is an analysis of the costs associated with the facilities consolidation:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total
Total amount expected to be incurred	$1,226	$2,324	$817	$4,367
Total amount incurred through March 31, 2004	$1,226	$2,067	$817	$4,110

Reserve as of December 31, 2003	$571	$399	$200	$1,170
Provision	16	13	—	29
Payments	(343)	(85)	—	(428)
Reserve as of March 31, 2004	$244	$327	$200	$771

Other Activities Relating to Exit, Disposal, Certain Severance and Other Charges:

During the three months ended March 31, 2004, the Company recorded costs of $840 consisting of (i) $525 of certain stock-based compensation costs related to the hiring of our new Chief Executive Officer, (ii) $237 of relocation costs related to the hiring of our new Vice President – Finance and (iii) $78 of severance and related costs.

Following is an analysis of the reserves relating to these activities:

	Termination Benefits	Exit / Other Costs	Total

Reserve as of December 31, 2003	$3,764	$1,584	$5,348
Provision	78	762	840
Payments	(370)	(101)	(471)
Amortization of stock-based compensation	—	(525)	(525)
Reserve as of March 31, 2004	$3,472	$1,720	$5,192

Note 10.  Stock-Based Compensation

The Company applies the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to its employees and directors.  Accordingly, employee and director compensation expense is recognized only for those options whose exercise price is less than the market value of the Company’s common stock at the measurement date.

The Company awards shares of its common stock to certain employees in the form of non-vested stock.  These awards are recorded at the market value of the Company’s common stock on the date of issuance as unearned compensation and amortized as expense over the applicable vesting period.

Had compensation cost for the Company’s stock options plans been determined based upon the stock option’s fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended, the Company’s reported net income and earnings per share would have been as follows:

	For the three months ended March 31,
	2004	2003
Net income as reported	$3,913	$9,853
Stock-based employee compensation costs determined in accordance with APB No. 25 included in net income as reported, net of income taxes	406	—
Stock-based employee compensation costs determined in accordance with SFAS No. 123 that would have been included in the determination of net income, net of income taxes	(677)	(366)
Pro forma net income as if the fair value based method had been applied to all awards	$3,642	$9,487

Basic earnings per common share:
As reported	$0.18	$0.41
Pro forma, as if the fair value based method had been applied	0.17	0.39

Diluted earnings per common share:
As reported	$0.18	$0.40
Pro forma, as if the fair value based method had been applied	0.16	0.39

Note 11.  Contingencies

At March 31, 2004 and December 31, 2003, amounts due to sellers of acquired companies and deferred compensation consist primarily of additional purchase price payable to the seller and to other key individuals of ATS Remanufacturing (“ATS”), acquired in 1997.  The ATS acquisition requires the Company to make subsequent payments to the seller and certain other key individuals of ATS on each of the first 14 anniversaries of the closing date.  Through March 31, 2004, the Company had made aggregate payments of $9,840 related to the ATS acquisition.  Substantially all of the remaining payments are contingent upon the attainment of certain future sales levels by the Company to General Motors, which the Company believes has a substantial likelihood of being attained.   The aggregate amount due as of March 31, 2004 was approximately $8,301 (present value of $7,839) and are payable through 2011.

The Company has been notified of a potential liability related to payments received by its Aaron’s Automotive Products, Inc. subsidiary from Safety-Kleen Corp. during the 90 days prior to Saftey-Kleen’s June 9, 2000 bankruptcy filing.  These payments were for products sold to Safety-Kleen prior to the bankruptcy filing. A portion of these payments, which are not material to the Company’s financial statements, may be deemed preferential transfers under applicable bankruptcy laws and recoverable by the Safety-Kleen Creditor Trust.

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the “DG Sale”), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution

Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases with terms ending on various dates during 2004 and 2007, were guaranteed by the Company.  These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees, however the Company holds no assets as collateral against these obligations.  As of March 31, 2004, these lease guarantees relating to minimum lease obligations totaled $2,489 and $156 for real estate and personal property, respectively.

The Company has a 45% equity interest in an unconsolidated subsidiary whose bank credit facility is secured in part by a $850 letter of credit given by the Company to the lending bank in March 2002.  This letter of credit is to stay in effect until the expiration of the bank credit facility in April 2005.  As of March 31, 2004, the letter of credit had not been drawn upon and the Company believes that it is less than probable that the Company will incur a loss with respect to the letter of credit in the future, and therefore has not established a liability with respect thereto.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  Actual results may differ materially from those projected or implied in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1. ”Business - Certain Factors Affecting the Company” contained in our Annual Report on Form 10-K for the year ended December 31, 2003.  Please also refer to our other filings with the Securities and Exchange Commission.

Critical Accounting Policies

Our financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions regarding matters that are inherently uncertain.  We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Goodwill and Indefinite Lived Intangible Assets.  Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.  Impairment is tested at our reporting unit level, a component of the operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives and other factors that generally would be considered in determining value.   Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its revenues were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements.

Results of Operations for the Three Month Period Ended March 31, 2004 Compared to the Three Month Period Ended March 31, 2003.

Net income decreased $6.0 million, or 60.6%, to $3.9 million for the three months ended March 31, 2004 from $9.9 million for the three months ended March 31, 2003.  Net income per diluted share was $0.18 for the three months ended March 31, 2004 as compared to $0.40 for the three months ended March 31, 2003.  This decrease was primarily the result of:

•                  price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements;

•                  a reduction in volume due to the run-out of certain programs in our Drivetrain and Logistics segments, including the Kia transmission remanufacturing program (substantially completed during the second quarter of 2003), the bulk collateral fulfillment program for AT&T Wireless Services (substantially completed during the third quarter of 2003), the material recovery and core qualification programs for Ford (substantially completed during the second and third quarters of 2003, respectively), and an OnStar telematics modification program for Delphi and General Motors; and

•                  volume declines in our Drivetrain segment resulting from last year’s implementation by certain of our OEM customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units coupled with further inventory reductions at certain of our customers, partially offset by:

•                  the ramp-up of our Honda transmission remanufacturing program, AT&T Wireless test and repair program and other new business initiatives; and

•                  benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales

Net sales decreased $4.1 million, or 4.3%, to $91.0 million for the three months ended March 31, 2004 from $95.1 million for the three months ended March 31, 2003.  This decrease was primarily due to:

•                  price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements;

•                   a reduction in volume due to the run-out of certain programs in our Drivetrain and Logistics segments, including the Kia transmission remanufacturing program, the bulk collateral fulfillment program for AT&T Wireless Services, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for Delphi and General Motors; and

•                  volume declines in our Drivetrain segment resulting from last year’s implementation by certain of our OEM customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units coupled with further inventory reductions at certain of our customers, partially offset by the ramp-up of our Honda transmission remanufacturing program, AT&T Wireless test and repair program and other new business initiatives.

 Of our revenues for the three months ended March 31, 2004 and 2003, Ford accounted for 29.3% and 32.9%, DaimlerChrysler accounted for 18.4% and 23.6%, AT&T Wireless Services accounted for 16.5% and 15.9%, Honda accounted for 14.3% and 1.8% and General Motors accounted for 8.4% and 9.9%, respectively.

Gross Profit

Gross profit decreased $8.7 million, or 28.3%, to $22.0 million for the three months ended March 31, 2004 from $30.7 million for the three months ended March 31, 2003.  The decrease was primarily the result of the factors described above under “Net Sales”, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  Gross profit as a percentage of net sales decreased to 24.2% for the three months ended March 31, 2004 from 32.3% for the three months ended March 31, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense increased slightly to $13.7 million for the three months ended March 31, 2004 from $13.5 million for the three months ended March 31, 2003.  The increase was primarily the result of compensation expense related to our incentive compensation program (which was zero in 2003), partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  As a percentage of net sales, SG&A expense increased to 15.0% for the three months ended March 31, 2004 from 14.2% for the three months ended March 31, 2003.

Exit, Disposal, Certain Severance and Other Charges.

 During the three months ended March 31, 2004, we recorded $0.8 million ($0.5 million net of tax) of these costs including (i) $0.5 million of certain stock-based compensation costs related to the hiring of our new Chief Executive Officer, (ii) $0.2 million of relocation costs related to the hiring of our new Vice President – Finance and (iii) $0.1 million of severance and related costs associated with our management de-layering and other cost reduction initiatives.

We currently expect to record approximately $4.3 million of additional cost in the second and third quarters of 2004, primarily for non-cash compensation expense related to modifications to unexercised options previously granted to our former CEO and another officer, per the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), and for certain severance and related costs associated with remaining management de-layering and other cost reduction initiatives.

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems.  Implementation of any of these could require us to incur additional costs of a nature described above, which would be offset over time by the projected cost savings.

Income from Operations

Income from operations decreased $9.7 million, or 56.4%, to $7.5 million for the three months ended March 31, 2004 from $17.2 million for the three months ended March 31, 2003.  This decrease is primarily the result of the factors described above under “Gross Profit.”  As a percentage of net sales, income from operations decreased to 8.2% from 18.1%.

Interest Income

Interest income decreased $0.1 million, or 14.3%, to $0.6 million for the three months ended March 31, 2004 from $0.7 million for the three months ended March 31, 2003.  This decrease was primarily due to our lower cash balances invested in cash and cash equivalents during 2004 as compared to 2003, as a result of the stock repurchases we made during 2004.

Interest Expense

Interest expense decreased $0.4 million, or 18.2%, to $1.8 million for the three months ended March 31, 2004 from $2.2 million for the three months ended March 31, 2003.  This decrease was primarily due to a reduction in debt outstanding.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2004		2003
Net sales	$66.6	100.0%	$68.5	100.0%
Segment profit before exit, disposal, certain severance and other charges	$7.4	11.1%	$11.6	16.9%
Less: Exit, disposal, certain severance and other charges	0.1		—
Segment profit	$7.3	11.0%	$11.6	16.9%

Net Sales.  Net sales decreased $1.9 million, or 2.8%, to $66.6 million for the three months ended March 31, 2004 from $68.5 million for the three months ended March 31, 2003.  The decrease was primarily due to (i) a reduction in volume of remanufactured transmissions sold to DaimlerChrysler, Ford and General Motors resulting from last year’s implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units, (ii) price concessions provided to certain customers as a result of negotiating and extending certain agreements, (iii) the run out of the Kia transmission remanufacturing program and (iv) further inventory reductions at certain of our customers, mostly offset by an increase in sales to Honda to $13.0 million resulting from the continued ramp-up of the transmission remanufacturing program we launched in late 2002.  We expect the Honda transmission remanufacturing program to continue to grow during the balance of 2004.

Sales to Ford accounted for 39.7% and 42.3%, DaimlerChrysler accounted for 25.2% and 32.8%, Honda accounted for 19.5% and 2.5%, and General Motors accounted for 9.4% and 10.3% of segment revenues for the three months ended March 31, 2004 and 2003, respectively.

Exit, disposal, certain severance and other charges.  During the three months ended March 31, 2004, we recorded $0.1 million of severance and related costs associated with our management de-layering and other cost reduction initiatives.

Segment Profit.  Segment profit decreased $4.3 million, or 37.1%, to $7.3 million  (11.0% of segment net sales) for the three months ended March 31, 2004 from $11.6 million (16.9% of segment net sales) for the three months ended March 31, 2003.  This resulted primarily from the factors described above under “Net Sales”, partially offset by benefits resulting from our lean and continuous improvement program and other cost reductions.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2004		2003
Net sales	$19.6	100.0%	$22.6	100.0%
Segment profit	$2.5	12.8%	$6.9	30.5%

Net Sales.  Net sales decreased $3.0 million, or 13.3%, to $19.6 million for the three months ended March 31, 2004 from $22.6 million for the three months ended March 31, 2003.  This decrease was primarily attributable to (i) a reduction in volume due to the run-out of the bulk collateral fulfillment program for AT&T Wireless Services, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for Delphi and General Motors and (ii) a price reduction granted to AT&T Wireless Services in exchange for a long-term agreement, partially offset by the ramp-up of our test and repair program with AT&T Wireless and our direct fulfillment and exchange programs with Cingular.  Beginning in the second quarter, we expect revenues in this segment to increase with the launch of other new services for AT&T Wireless.  Sales to AT&T Wireless Services accounted for 76.9% and 66.6% of segment revenues for the three months ended March 31, 2004 and 2003, respectively.

Segment Profit.  Segment profit decreased $4.4 million, or 63.8%, to $2.5 million (12.8% of segment net sales) for the three months ended March 31, 2004 from $6.9 million (30.5% of segment net sales) for the three months ended March 31, 2003.  The decrease was primarily the result of the factors described above under “Net Sales”, partially offset by the benefits of our lean and continuous improvement program and other cost reductions.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2004		2003
Net sales	$4.8	100.0%	$4.0	100.0%
Segment loss	$(1.6)	(33.3)%	$(1.3)	(32.5)%

Net Sales.  Net sales increased $0.8 million, or 20.0%, to $4.8 million for the three months ended March 31, 2004 from $4.0 million for the three months ended March 31, 2003.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket.

Segment Loss.  Segment loss increased $0.3 million, to a loss of $1.6 million for the three months ended March 31, 2004 from a loss of $1.3 million for the three months ended March 31, 2003.  The increased loss was primarily the result of an increase in SG&A expense associated with our initiative to penetrate the independent aftermarket for remanufactured transmissions.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $0.5 million at March 31, 2004.  Net cash provided by operating activities from continuing operations was $3.3 million for the three-month period then ended.  Net cash used in investing activities of  $4.7 million for the period primarily related to manufacturing equipment additions to support the growth of our Honda remanufacturing program as well as cost reduction initiatives in both our Drivetrain and Logistics segments.  Net cash used in financing activities of $57.7 million included $61.3 million for the repurchase of our common stock for treasury and $0.2 million of payments on capital lease obligations offset by $2.2 million of proceeds from the exercise of stock options, net borrowings of $1.2 million made on the credit facility and $0.5 million of borrowings made on our revolving bank line for our U.K. subsidiary.

Capital expenditures for the three months ended March 31, 2004 were $4.7 million and we expect to utilize an additional $13 million for capital expenditures during the balance of 2004, for a total of approximately $18 million for the full year, primarily to support new business, capacity expansion and cost reduction initiatives in each of our businesses.

Our credit facility provides for (i) a $75.0 million, five-year term loan payable in quarterly installments in increasing amounts over the five-year period ($34.2 million outstanding at March 31, 2004), (ii) a $95.0 million, six-year, two-tranche term loan with approximately 97% of the outstanding balance payable in the sixth year  ($83.6 million outstanding at March 31, 2004) and (iii) a $40.0 million, five-year revolving credit facility ($3.2 million outstanding at March 31, 2004).  Our credit facility also (i) includes an annual excess cash flow sweep payable as defined in the credit agreement and (ii) provides for the addition of one or more optional term loans of up to $100.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of  (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of March 31, 2004, the margins for the $75.0 million term loan and the $40.0 million revolving facility were 1.50% for Alternate Base Rate loans and 2.50% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.25% for Alternate Base Rate loans and 3.25% for Eurodollar Rate loans as of March 31, 2004.

As of March 31, 2004, our borrowing capacity under the revolving portion of our credit facility was $33.7 million.

As part of an ownership agreement we have for a 45% interest in an unconsolidated subsidiary, we have given the subsidiary’s bank a $0.9 million letter of credit in the event of the subsidiary’s default on outstanding debt.

During 2004, we could make payments of up to $3.6 million as part of an earn-out related to the 1997 acquisition of ATS Remanufacturing.  See Note 11. – Contingencies for a discussion of payments related to our ATS Remanufacturing acquisition and information regarding other contingencies.

During 2003, we entered into a revolving credit agreement with HSBC Bank Plc, providing £0.5 million, or $0.9 million in U.S. dollars, to finance the working capital requirements of our U.K. subsidiary.  Amounts advanced are secured by substantially all the assets of our U.K. subsidiary.  In addition, HSBC Bank may at any time demand repayment of all sums owing.  Interest is payable monthly at the HSBC Bank prime lending rate plus 1.50%.  As of March 31, 2004, there was £0.3 million, or $0.5 million in U.S. dollars, outstanding under this line of credit.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of March 31, 2004, we are not using any derivative financial instruments.

Interest Rate Exposure

Based on our overall interest rate exposure during the three months ended March 31, 2004, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  A 10% change in the rate of interest would not have a material effect on our financial position, results of operation or cash flows.

Foreign Exchange Exposure

We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Barry C. Kohn, have evaluated our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of March 31, 2004, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 31, 2004, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.  Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In December 2003 (i) we initiated a tender offer to purchase up to 2,638,500 shares of our common stock outstanding at a price not greater than $15.75 per share and not less than $13.00 per share and (ii) agreed to purchase up to 1,169,409 shares at the final tender offer price from our affiliates, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. on the eleventh business day following the completion of the tender offer.  The maximum number of shares to be purchased represented 15.7% of our outstanding common stock.

Following is a summary of the purchases made pursuant to this plan:

Period	Total number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2004	2,638,500	$15.75	2,638,500	1,169,409
February 1-29, 2004	1,169,409	$15.75	1,169,409	0
	3,807,909	$15.75	3,807,909

(1)               Excludes $1.3 million of fees and expenses associated with the Tender Offer.

As a holding company with no independent operations, our ability to pay cash dividends is dependent upon the receipt of dividends or other payments from our subsidiaries.  In addition, the agreement for our bank credit facility contains certain covenants that, among other things, place significant limitations on the payment of dividends.

Item 6. Exhibits and Reports on Form 8-K

(a)               Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)              Reports on Form 8-K:

(1)          Report dated February 11, 2004 reporting certain information under Item 12 and filing as an exhibit a press release containing such information.

AFTERMARKET TECHNOLOGY CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date:	April 28, 2004	/s/ Barry C. Kohn
Barry C. Kohn, Chief Financial Officer

•                  Barry C. Kohn is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.