Form 10-Q
period 2004-06-30
AFTERMARKET TECHNOLOGY CORP
filed 2004-07-28
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

As of July 23, 2004, there were 20,909,138 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$268	$59,628
Accounts receivable, net	50,403	42,538
Inventories	84,860	81,711
Prepaid and other current assets	4,963	4,896
Refundable income taxes	1,002	—
Deferred income taxes	23,108	19,956
Total current assets	164,604	208,729

Property, plant and equipment, net	59,476	57,461
Debt issuance costs, net	4,014	4,676
Goodwill	170,629	170,485
Intangible assets, net	463	525
Other assets	10,308	9,986
Total assets	$409,494	$451,862

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$41,794	$42,630
Accrued expenses	32,117	32,715
Income taxes payable	—	60
Bank line of credit	127	—
Credit facility	10,629	10,018
Capital lease obligation	23	344
Amounts due to sellers of acquired companies	5,400	1,891
Deferred compensation	144	117
Liabilities of discontinued operations	247	291
Total current liabilities	90,481	88,066

Amount drawn on credit facility, less current portion	107,858	109,873
Amounts due to sellers of acquired companies, less current portion	800	5,225
Deferred compensation, less current portion	717	717
Deferred income taxes	24,737	18,730

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 30,000,000; Issued - 25,661,661 and 25,173,856 (including shares held in treasury)	257	252
Additional paid-in capital	201,711	194,204
Retained earnings	51,450	41,106
Accumulated other comprehensive income	2,199	1,891
Unearned compensation	(1,322)	(231)
Common stock held in treasury, at cost (4,752,690 and 933,737 shares)	(69,394)	(7,971)
Total stockholders’ equity	184,901	229,251

Total liabilities and stockholders’ equity	$409,494	$451,862

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Net sales:
Products	$78,501	$78,337	$149,904	$150,762
Services	24,597	21,748	44,168	44,385
Total net sales	103,098	100,085	194,072	195,147

Cost of sales:
Products	60,041	63,011	115,738	115,810
Products - disposal costs	—	200	—	200
Services	16,742	10,130	30,003	21,650
Total cost of sales	76,783	73,341	145,741	137,660

Gross profit	26,315	26,744	48,331	57,487

Selling, general and administrative expense	14,695	14,366	28,345	27,841
Amortization of intangible assets	32	84	63	167
Exit, disposal, certain severance and other charges	2,865	731	3,734	731

Income from operations	8,723	11,563	16,189	28,748

Interest income	634	720	1,212	1,401
Other income, net	3	61	7	30
Equity in (losses) income of investee	(45)	113	51	113
Interest expense	(1,831)	(2,141)	(3,612)	(4,336)

Income from continuing operations before income taxes	7,484	10,316	13,847	25,956

Income tax expense	2,440	3,817	4,890	9,604

Income from continuing operations	5,044	6,499	8,957	16,352

Gain from discontinued operations, net of income taxes	1,387	—	1,387	—

Net income	$6,431	$6,499	$10,344	$16,352

Per common share - basic:
Income from continuing operations	$0.24	$0.27	$0.42	$0.68
Gain from discontinued operations, net of income taxes	0.07	—	0.07	—

Net income	$0.31	$0.27	$0.49	$0.68

Weighted average number of common shares outstanding	20,743	24,212	21,297	24,212

Per common share - diluted:
Income from continuing operations	$0.24	$0.27	$0.41	$0.67
Gain from discontinued operations, net of income taxes	0.07	—	0.07	—

Net income	$0.31	$0.27	$0.48	$0.67

Weighted average number of common and common equivalent shares outstanding	21,027	24,413	21,619	24,458

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2004	2003
	(Unaudited)
Operating Activities:
Net income	$10,344	$16,352

Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Net gain from discontinued operations	(1,387)	—
Depreciation and amortization	6,126	5,734
Noncash stock-based compensation	2,861	—
Amortization of debt issuance costs	662	564
Adjustments to provision for losses on accounts receivable	411	88
(Gain) loss on sale of equipment	(2)	14
Deferred income taxes	2,848	9,934
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	(8,185)	(5,062)
Inventories	(3,069)	1,788
Prepaid and other assets	(1,381)	442
Accounts payable and accrued expenses	857	(4,752)
Net cash provided by operating activities - continuing operations	10,085	25,102

Net cash used in operating activities - discontinued operations	(44)	(38)

Investing Activities:
Purchases of property, plant and equipment	(8,008)	(8,525)
Acquisition of company, net of cash received	—	(1,095)
Proceeds from sale of equipment	7	52
Net cash used in investing activities	(8,001)	(9,568)

Financing Activities:
Payments on credit facilities, net	(1,404)	(10,153)
Borrowings on bank line of credit, net	127	—
Payments on capital lease obligation	(326)	(377)
Proceeds from exercise of stock options	2,657	9
Payments on amounts due to sellers of acquired companies	(1,041)	(522)
Payments of deferred compensation related to acquired company	—	(138)
Repurchases of common stock for treasury	(61,423)	—
Net cash used in financing activities	(61,410)	(11,181)

Effect of exchange rate changes on cash and cash equivalents	10	27

(Decrease) increase in cash and cash equivalents	(59,360)	4,342

Cash and cash equivalents at beginning of period	59,628	65,504
Cash and cash equivalents at end of period	$268	$69,846

Cash paid (refunded) during the period for:
Interest	$2,799	$4,250
Income taxes, net	587	(613)

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior-year amounts have been reclassified to conform to the 2004 presentation.

Note 2.  Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003

Raw materials, including core inventories	$68,701	$67,579
Work-in-process	1,900	1,443
Finished goods	14,259	12,689
	$84,860	$81,711

Note 3.  Goodwill and Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill for impairment annually during the third quarter of each fiscal year unless events or circumstances would require an immediate review.

The change in the carrying amount of goodwill is summarized as follows:

Balance at December 31, 2003	$170,485
Effect of exchange rate changes from the translation of U.K. subsidiary	144
Balance at June 30, 2004	$170,629

As of June 30, 2004 and December 31, 2003, the Company’s definite lived intangible assets of $463 and $525, net of accumulated amortization of $1,415 and $1,352, primarily consist of non-compete agreements and are amortized over their estimated useful lives.

Amortization expense for intangible assets was $32 and $84 for the three months ended June 30, 2004 and 2003, respectively, and $63 and $167 for the six months ended June 30, 2004 and 2003, respectively.  Estimated amortization expense for the remainder of 2004 and the four succeeding fiscal years is as follows:

Estimated Amortization Expense

2004 (remainder)	$63
2005	126
2006	126
2007	126
2008	22

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

Changes to the Company’s warranty liability during the six months ended June 30, 2004 are summarized as follows:

Balance at December 31, 2003	$4,772
Warranties issued	2,525
Claims paid / settlements	(2,769)
Balance at June 30, 2004	$4,528

Note 5.  Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement (the “Credit Facility”).  The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principal payable in quarterly installments in increasing amounts over the five-year period ($31,771 outstanding at June 30, 2004), (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with 97% of the principal payable in the sixth year ($83,416 outstanding at June 30, 2004) and (iii) a $50,000, five year revolving credit facility (the “Revolver”), reduced to $40,000 as amended ($3,300 outstanding at June 30, 2004).  The Credit Facility also (i) includes an annual excess cash flow sweep payable as defined in the credit agreement and (ii) provides for the addition of one or more optional term loans of up to $100,000 in the aggregate (the “C-Loans”), subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.  On December 12, 2003, the Company amended the Credit Facility to permit the Stock Repurchase (see Note 6 - Repurchases of Common Stock).  As part of this amendment, the Company was required to prepay $20,000 of term loans (inclusive of any excess cash flow payments for 2003 otherwise due) and reduce the Revolver commitment to $40,000.

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

The following table summarizes the balances outstanding under the Credit Facility:

	June 30, 2004	December 31, 2003

A-Loan	$31,771	$36,048
B-Loans	83,416	83,843
Revolver	3,300	—
	$118,487	$119,891

In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $3,125 as of June 30, 2004 and December 31, 2003.

Note 6.  Repurchases of Common Stock

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

On April 1, 2004, the Company’s Chief Executive Officer delivered to the Company 11,044 shares of our common stock in payment of $160 of withholding tax obligations arising from the vesting of a restricted stock award.  Per the stock incentive plan under which the stock award was granted, the withholding tax obligation was based upon a fair market value of $14.49 per share, the closing price of the Company’s common stock on the vesting date.

Note 7.  Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and six months ended June 30, 2004 and 2003, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income	$6,431	$6,499	$10,344	$16,352
Other comprehensive income (loss):
Derivative financial instruments, net of income taxes	—	111	—	221
Currency translation adjustments	(207)	817	308	503
	$6,224	$7,427	$10,652	$17,076

Note 8.  Discontinued Operations

During the three months ended June 30, 2004, the Company recorded a gain from discontinued operations based upon the resolution of prior year income tax issues surrounding the tax basis of the Distribution Group, which business was sold during 2000.  As a result, the Company realized a tax benefit of $1,387 and reduced the related deferred tax liabilities.

Note 9.  Reportable Segments

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of five operating units that primarily sell remanufactured transmissions directly to Ford, DaimlerChrysler, General Motors, Honda and certain other foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to certain European OEMs (including the European operations of Ford, General Motors and Jaguar) and certain remanufactured engines to DaimlerChrysler.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse, distribution and reverse logistics, test and repair services, turnkey order fulfillment and information services for AT&T Wireless Services and to a lesser extent, Cingular; (ii) a provider of returned material reclamation and disposition services and core management services to General Motors and Ford and, to a lesser extent, Mazda; and (iii) a provider of logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon.  The Company’s “Other” business unit, which is not reportable for segment reporting purposes, remanufactures and distributes domestic and foreign engines and domestic transmissions to independent aftermarket customers.

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

The following table summarizes financial information relating to the Company’s reportable segments’ and “Other” business unit:

	Drivetrain Remanufacturing	Logistics	Other	Corporate/ Unallocated	Consolidated

For the three months ended June 30, 2004:
Revenues from external customers	$73,597	$24,597	$4,904	$—	$103,098
Exit, disposal, certain severance and other charges	469	176	119	2,101	2,865
Income (loss) from operations	8,734	3,746	(1,656)	(2,101)	8,723

For the six months ended June 30, 2004:
Revenues from external customers	$140,155	$44,168	$9,749	$—	$194,072
Exit, disposal, certain severance and other charges	576	176	119	2,863	3,734
Income (loss) from operations	16,067	6,237	(3,252)	(2,863)	16,189

For the three months ended June 30, 2003:
Revenues from external customers	$73,706	$21,748	$4,631	$—	$100,085
Exit, disposal, certain severance and other charges	858	73	—	—	931
Income (loss) from operations	5,989	7,210	(1,636)	—	11,563

For the six months ended June 30, 2003:
Revenues from external customers	$142,160	$44,385	$8,602	$—	$195,147
Exit, disposal, certain severance and other charges	858	73	—	—	931
Income (loss) from operations	17,567	14,090	(2,909)	—	28,748

Note 10.  Exit, Disposal, Certain Severance and Other Charges

Facilities Consolidation Costs – Drivetrain Remanufacturing Segment

On June 23, 2003, the Company announced its decision to consolidate one of its transmission remanufacturing operations from a leased facility located in Mahwah, New Jersey into a Company-owned idle facility in Oklahoma City, Oklahoma.  This decision was primarily driven by an expectation of lower operating costs (primarily labor and facility related).  The relocation from the Mahwah facility to the Oklahoma City facility was completed during November 2003 and the Mahwah lease expired on December 31, 2003.  The Company terminated a total of 163 employees, consisting of manufacturing and management personnel, as part of the Mahwah facility closure.  For the year ended December 31, 2003 and six months ended June 30, 2004, $4,081 and $29 of costs were incurred related to the Mahwah plant closure, respectively.

Following is an analysis of the costs associated with the facilities consolidation:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total
Total amount expected to be incurred	$1,226	$2,067	$817	$4,110
Total amount incurred through June 30, 2004	$1,226	$2,067	$817	$4,110

Reserve as of December 31, 2003	$571	$399	$200	$1,170
Provision	16	13	—	29
Payments	(510)	(99)	—	(609)
Reserve as of June 30, 2004	$77	$313	$200	$590

Other Activities Relating to Exit, Disposal, Certain Severance and Other Charges

During the three months ended June 30, 2004, the Company recorded costs of $2,865 consisting of (i) $1,912 of non-cash compensation expense related to modifications to unexercised stock options previously granted to our former Chief Executive Officer, (ii) $484 of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives and (iii) $469 of costs to terminate an independent contractor agreement and exit costs related to the closure of two facilities.

During the six months ended June 30, 2004, the Company recorded costs of $3,705 consisting of (i) $1,912 of non-cash compensation expense related to modifications to unexercised stock options previously granted to our former Chief Executive Officer, (ii) $562 of severance and related costs for 11 management and operational support personnel associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives, (iii) $525 of certain stock-based compensation costs related to the hiring of our new Chief Executive Officer, (iv) $469 of costs to terminate an independent contractor agreement and exit costs related to the closure of two facilities and (v) $237 of relocation costs related to the hiring of our new Chief Financial Officer.

Following is an analysis of the reserves relating to these activities:

	Termination Benefits	Exit / Other Costs	Total
Reserve as of December 31, 2003	$3,764	$1,584	$5,348
Provision	2,474	1,231	3,705
Payments	(1,013)	(675)	(1,688)
Non-cash stock-based compensation write-offs	(1,912)	(525)	(2,437)
Reserve as of June 30, 2004	$3,313	$1,615	$4,928

Note 11.  Stock-Based Compensation

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

The Company awards shares of its common stock to certain employees in the form of unvested stock.  These awards are recorded at the market value of the Company’s common stock on the date of issuance as unearned compensation and amortized as expense over the applicable vesting period.

Had compensation cost for the Company’s stock options plans been determined based upon the stock option’s fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended, the Company’s reported income from continuing operations and earnings per share would have been as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Income from continuing operations as reported	$5,044	$6,499	$8,957	$16,352
Stock-based employee compensation costs determined in accordance with APB No. 25 included in income from continuing operations as reported, net of income taxes	1,354	—	1,760	—
Stock-based employee compensation costs determined in accordance with SFAS No. 123 that would have been included in the determination of income from continuing operations, net of income taxes	(1,942)	(457)	(2,619)	(823)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$4,456	$6,042	$8,098	$15,529

Per common share – basic:
Income from continuing operations as reported	$0.24	$0.27	$0.42	$0.68
Pro forma as if the fair value based method had been applied to all awards	0.21	0.25	0.38	0.64

Per common share – diluted:
Income from continuing operations as reported	$0.24	$0.27	$0.41	$0.67
Pro forma as if the fair value based method had been applied to all awards	0.21	0.25	0.37	0.63

During the three months ended June 30, 2004, in accordance with APB No. 25 and related interpretations, the Company recorded compensation expense of $1,912 ($1,176 net of income taxes) from the effective modification of stock options held by the Company’s former Chief Executive Officer.  For purposes of the pro forma disclosures, determined in accordance with SFAS No. 123, the Company reported additional compensation of $2,277 ($1,400 net of income taxes) during the three months ended June 30, 2004 related to these modifications.

Note 12.  Contingencies

At June 30, 2004 and December 31, 2003, amounts due to sellers of acquired companies and deferred compensation consist primarily of additional purchase price payable to the seller and to other key individuals of ATS Remanufacturing (“ATS”), acquired in 1997.  The ATS acquisition requires the Company to make subsequent payments to the seller and certain other key individuals of ATS on each of the first 14 anniversaries of the closing date.  Through June 30, 2004, the Company had made aggregate payments of $10,840 related to the ATS acquisition with $3,000 to be paid in July 2004, $2,400 to be paid in January 2005 and $1,016 (present value of $861) to be paid between 2004 and 2011.

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the “DG Sale”), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases with terms ending on various dates during 2004 and 2007, were guaranteed by the Company.  These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees, however the Company holds no assets as collateral against these obligations.  As of June 30, 2004, these lease guarantees relating to minimum lease obligations totaled $2,260 and $116 for real estate and personal property, respectively.

The Company has a 45% equity interest in an unconsolidated subsidiary whose bank credit facility is secured in part by a $850 letter of credit given by the Company to the lending bank in March 2002.  This letter of credit is to stay in effect until the expiration of the bank credit facility in April 2005.  As of June 30, 2004, the letter of credit had not been drawn upon and the Company believes that it is less than probable that the Company will incur a loss with respect to the letter of credit in the future, and therefore has not established a liability with respect thereto.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period.  We perform ongoing credit evaluations of our customers and maintain sufficient allowances for potential credit losses.  We evaluate the collectibility of our accounts receivable based on the length of time the receivable is past due and the anticipated future write-off based on historic experience.  If a customer’s financial condition were to deteriorate, additional allowances could be required, which could have a material adverse impact on our financial statements.

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

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required, although these would not be expected to have a material adverse impact on our financial statements.

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

Results of Operations for the Three Month Period Ended June 30, 2004 Compared to the Three Month Period Ended June 30, 2003.

Income from continuing operations decreased $1.5 million, or 23.1%, to $5.0 million for the three months ended June 30, 2004 from $6.5 million for the three months ended June 30, 2003.  This decrease was primarily the result of:

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

•                  a reduction in volume resulting from last year’s Ford-driven promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories in the second quarter of 2003 and reduced volumes in the third quarter of 2003, a reduction in volume of Chrysler remanufactured transmissions resulting from Chrylser’s delayed launch of new model years into the remanufacturing program, and a reduction in GM volume related to our process improvement efforts geared toward the achievement of improved quality levels; and

•                  price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements;

partially offset by:

•                  the ramp-up of our Honda transmission remanufacturing program, AT&T Wireless test and repair program and other new business initiatives; and

•                  benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales

Net sales increased $3.0 million, or 3.0%, to $103.1 million for the three months ended June 30, 2004 from $100.1 million for the three months ended June 30, 2003.  This increase was primarily due to the ramp-up of our Honda transmission remanufacturing program, AT&T Wireless test and repair program and other new business initiatives, partially offset by:

•                  a reduction in volume due to the run-out of certain programs in our Drivetrain and Logistics segments, including the Kia transmission remanufacturing program, the bulk collateral fulfillment program for AT&T Wireless Services, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for Delphi and General Motors;

•                  a reduction in volume resulting from last year’s Ford-driven promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories in the second quarter of 2003 and reduced volumes in the third quarter of 2003, a reduction in volume of Chrysler remanufactured transmissions resulting from Chrysler’s delayed launch of new model years into the remanufacturing program, and a reduction in GM volume related to our process improvement efforts geared toward the achievement of improved quality levels; and

•                  price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements.

Of our revenues for the three months ended June 30, 2004 and 2003, Ford accounted for 29.3% and 38.8%, DaimlerChrysler accounted for 13.6% and 16.4%, AT&T Wireless Services accounted for 19.8% and 15.4%, Honda accounted for 18.5% and 7.2% and General Motors accounted for 6.3% and 8.2%, respectively.

Gross Profit

Gross profit decreased $0.4 million, or 1.5%, to $26.3 million for the three months ended June 30, 2004 from $26.7 million for the three months ended June 30, 2003.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  Gross profit as a percentage of net sales decreased to 25.5% for the three months ended June 30, 2004 from 26.7% for the three months ended June 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense increased $0.3 million, or 2.1%, to $14.7 million for the three months ended June 30, 2004 from $14.4 million for the three months ended June 30, 2003.  The increase was primarily the result of compensation expense related to our incentive compensation program (which was zero in 2003) and growth support costs in our independent aftermarket business, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  As a percentage of net sales, SG&A expense decreased slightly to 14.3% for the three months ended June 30, 2004 from 14.4% for the three months ended June 30, 2003.

Exit, Disposal, Certain Severance and Other Charges.

 During the three months ended June 30, 2004, we recorded $2.9 million ($1.8 million net of tax) of exit, disposal, certain severance and other charges including (i) $1.9 million of non-cash stock-based compensation costs related to modifications to unexercised stock options previously granted to our former CEO, per the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25),

(ii) $0.5 million of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives and (iii) $0.5 million of costs to terminate an independent contractor agreement and facility exit costs.

During the three months ended June 30, 2003, we recorded $0.9 million of these charges ($0.6 million net of tax) including (i) $0.8 million for our Drivetrain Remanufacturing segment related to our decision to close our transmission remanufacturing facility located in Mahwah, New Jersey, consisting of $1.1 million for severance and related costs and $0.2 million of inventory write-downs (classified as Cost of Sales), partially offset by income of $0.5 related to the reversal of an accrual established during 2001 for expected idle capacity costs at this plant, and (ii) $0.1 million primarily for severance and related costs associated with certain cost reduction activities.

We currently expect to record approximately $1.5 million of additional cost in the third quarter of 2004, primarily for non-cash stock-based compensation expense related to modifications to unexercised stock options previously granted to our former CFO and for certain severance and related costs associated with remaining reorganization and upgrade of certain management functions and other cost reduction initiatives.

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems.  Implementation of any of these could require us to incur additional costs of a nature described above, which would be offset over time by the projected cost savings.

 Income from Operations

Income from operations decreased $2.9 million, or 25.0%, to $8.7 million for the three months ended June 30, 2004 from $11.6 million for the three months ended June 30, 2003.  This decrease is primarily the result of the factors described above under “Gross Profit” and “Exit, Disposal, Certain Severance and Other Charges.” As a percentage of net sales, income from operations decreased to 8.5% from 11.6%.

Interest Income

Interest income decreased $0.1 million, or 14.3%, to $0.6 million for the three months ended June 30, 2004 from $0.7 million for the three months ended June 30, 2003.  This decrease was primarily due to our lower cash balances invested in cash and cash equivalents during 2004 as compared to 2003, as a result of the stock repurchases we made during 2004.

Interest Expense

Interest expense decreased $0.3 million, or 14.3%, to $1.8 million for the three months ended June 30, 2004 from $2.1 million for the three months ended June 30, 2003.  This decrease was primarily due to a reduction in debt outstanding.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations decreased to 32.6% for the three months ended June 30, 2004 from 37.0% for the three months ended June 30, 2003.  During the three months ended June 30, 2004, we recorded an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year.  Based on our current estimate of the distribution of taxable income by state, we expect our effective income tax rate for the balance of 2004 to remain at approximately 38.5%.

Discontinued Operations

During the three months ended June 30, 2004, we recorded a gain from discontinued operations of $1.4 million based upon the resolution of prior year income tax issues surrounding the tax basis of the Distribution Group, which business we sold in October 2000.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2004		2003
Net sales	$73.6	100.0%	$73.7	100.0%
Segment profit before exit, disposal, certain severance and other charges	$9.2	12.5%	$6.8	9.2%
Less: Exit, disposal, certain severance and other charges	0.5		0.8
Segment profit	$8.7	11.8%	$6.0	8.1%

Net Sales. Net sales decreased slightly to $73.6 million for the three months ended June 30, 2004 from $73.7 million for the three months ended June 30, 2003.  The decrease was primarily due to:

•                  a reduction in volume resulting from last year’s Ford-driven promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories in the second quarter of 2003 and reduced volumes in the third quarter of 2003, a reduction in volume of Chrysler remanufactured transmissions resulting from Chrysler’s delayed launch of new model years into the remanufacturing program, and a reduction in GM volume related to our process improvement efforts geared toward the achievement of improved quality levels;

•                  the run out of the Kia transmission remanufacturing program; and

•                  price concessions provided to certain customers as a result of negotiating and extending certain agreements (the comparative impact on the quarter was largely mitigated by the component of the second quarter 2003 price concessions that were retroactive to the first quarter of 2003), offset almost entirely by an increase in sales to Honda of $11.9 million, to $19.1 million for the three months ended June 30, 2004 from $7.2 million for the three months ended June 30, 2003, resulting from the continued ramp-up of the transmission remanufacturing program we launched in late 2002.  We expect the Honda transmission remanufacturing program to continue to grow during the balance of 2004.

Of our segment revenues for the three months ended June 30, 2004 and 2003, Ford accounted for 40.7% and 49.8%, Honda accounted for 25.9% and 9.8%, DaimlerChrysler accounted for 19.1% and 22.2%, and General Motors accounted for 7.2% and 9.2%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended June 30, 2004, we recorded $0.3 million of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives and $0.2 million of costs to terminate an independent contractor agreement.

During the three months ended June 30, 2003, we recorded a net charge of $0.8 million related to the decision to close of our transmission remanufacturing facility located in Mahwah, New Jersey, consisting of $1.1 million of severance and related costs and $0.2 million of inventory write-downs partially offset by income of $0.5 related to the reversal of an accrual established during 2001 for expected idle capacity costs at this plant.

Segment Profit.  Segment profit increased $2.7 million, or 45.0%, to $8.7 million (11.8% of segment net sales) for the three months ended June 30, 2004 from $6.0 million (8.1% of segment net sales) for the three months ended June 30, 2003.  Excluding the previously discussed costs of $0.5 million and $0.8 million recorded during 2004 and 2003, respectively, segment profit increased $2.4 million, or 35.3%, to $9.2 million (12.5% of segment net sales) for 2004 from $6.8 million (9.2% of segment net sales) for 2003.  This resulted primarily from the factors described above under “Net Sales,” combined with benefits resulting from our lean and continuous improvement program and other cost reductions.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2004		2003
Net sales	$24.6	100.0%	$21.7	100.0%
Segment profit before exit and certain severance charges	$3.9	15.9%	$7.3	33.6%
Less: Exit and certain severance charges	0.2		0.1
Segment profit	$3.7	15.0%	$7.2	33.2%

Net Sales.  Net sales increased $2.9 million, or 13.4%, to $24.6 million for the three months ended June 30, 2004 from $21.7 million for the three months ended June 30, 2003.  This increase was primarily attributable to new business programs including our test and repair program and other programs with AT&T Wireless Services (AWS) and our direct fulfillment and exchange programs with Cingular combined with an increase in our base AWS fulfillment business, partially offset by (i) a reduction in volume due to the run-out of the bulk collateral fulfillment program for AWS, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for Delphi and General Motors and (ii) a price reduction granted to AT&T Wireless Services in exchange for a long-term agreement.  We expect revenues in this segment to continue to increase with the launch and ramp-up of other new services for Cingular.  Sales to AT&T Wireless Services accounted for 82.9% and 70.8% of segment revenues for the three months ended June 30, 2004 and 2003, respectively.

Exit and Certain Severance Charges.  During the three months ended June 30, 2004, we recorded $0.1 million of facility exit costs and $0.1 of severance and related costs associated with cost reduction initiatives.

During the three months ended June 30, 2003, we recorded special charges of $0.1 million primarily for severance and related costs associated with cost reduction activities in this segment.

Segment Profit.  Segment profit decreased $3.5 million, or 48.6%, to $3.7 million (15.0% of segment net sales) for the three months ended June 30, 2004 from $7.2 million (33.2% of segment net sales) for the three months ended June 30, 2003.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by the benefits of our lean and continuous improvement program and other cost reductions.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2004		2003
Net sales	$4.9	100.0%	$4.6	100.0%
Segment loss before exit charges	$(1.6)	—	$(1.6)	—
Less: Exit charges	0.1		—
Segment loss	$(1.7)	—	$(1.6)	—

Net Sales.  Net sales increased $0.3 million, or 6.5%, to $4.9 million for the three months ended June 30, 2004 from $4.6 million for the three months ended June 30, 2003.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket, partially offset by a decrease in sales of remanufactured engines.

Exit Charges.  During the three months ended June 30, 2004, we recorded $0.1 million of facility exit costs in order to streamline certain operations.

Segment Loss.  Segment loss increased slightly to a loss of $1.7 million for the three months ended June 30, 2004 from a loss of $1.6 million for the three months ended June 30, 2003.  The increased loss was primarily the result of an increase in SG&A expense associated with our initiative to penetrate the independent aftermarket for remanufactured transmissions.

Results of Operations for the Six Month Period Ended June 30, 2004 Compared to the Six Month Period Ended June 30, 2003.

Income from continuing operations decreased $7.4 million, or 45.1%, to $9.0 million for the six months ended June 30, 2004 from $16.4 million for the six months ended June 30, 2003.  This decrease was primarily the result of:

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

•               price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements; and

•               volume declines in our Drivetrain segment resulting from last year’s implementation by certain of our OEM customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units coupled with a reduction in volume resulting from last year’s Ford-driven promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories in the second quarter of 2003 and reduced volumes in the third quarter of 2003, a reduction in volume of Chrysler remanufactured transmissions resulting from Chrysler’s delayed launch of new model years into the remanufacturing program, a reduction in GM volume related to our process improvement efforts geared toward the achievement of improved quality levels and further inventory reductions at certain of our customers;

partially offset by:

•               the ramp-up of our Honda transmission remanufacturing program, AT&T Wireless test and repair program and other new business initiatives; and

•               benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales

Net sales decreased slightly to $194.1 million for the six months ended June 30, 2004 from $195.1 million for the six months ended June 30, 2003.  This decrease was primarily due to:

•               a reduction in volume due to the run-out of certain programs in our Drivetrain and Logistics segments, including the Kia transmission remanufacturing program, the bulk collateral fulfillment program for AT&T Wireless Services, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for Delphi and General Motors;

•               volume declines in our Drivetrain segment resulting from last year’s implementation by certain of our OEM customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units coupled with a reduction in volume resulting from last year’s Ford-driven promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories in the second quarter of 2003 and reduced volumes in the third quarter of 2003, a reduction in volume of Chrysler remanufactured transmissions resulting from Chrysler’s delayed launch of new model years into the remanufacturing program, a reduction in GM volume related to our process improvement efforts geared toward the achievement of improved quality levels, and further inventory reductions at certain of our customers; and

•               price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements;

partially offset by the ramp-up of our Honda transmission remanufacturing program, AT&T Wireless test and repair program and other new business initiatives.

 Of our revenues for the six months ended June 30, 2004 and 2003, Ford accounted for 29.3% and 35.9%, DaimlerChrysler accounted for 15.9% and 19.9%, AT&T Wireless Services accounted for 18.3% and 15.6%, Honda accounted for 16.5% and 4.6% and General Motors accounted for 7.3% and 9.1%, respectively.

Gross Profit

Gross profit decreased $9.2 million, or 16.0%, to $48.3 million for the six months ended June 30, 2004 from $57.5 million for the six months ended June 30, 2003.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  Gross profit as a percentage of net sales decreased to 24.9% for the six months ended June 30, 2004 from 29.5% for the six months ended June 30, 2003.

Selling, General and Administrative Expenses

SG&A expense increased $0.5 million, or 1.8%, to $28.3 million for the six months ended June 30, 2004 from $27.8 million for the six months ended June 30, 2003.  The increase was primarily the result of compensation expense related to our incentive compensation program (which was zero in 2003), and growth support costs in our independent aftermarket, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  As a percentage of net sales, SG&A expense increased to 14.6% for the six months ended June 30, 2004 from 14.3% for the six months ended June 30, 2003.

Exit, Disposal, Certain Severance and Other Charges.

 During the six months ended June 30, 2004, we recorded $3.7 million ($2.3 million net of tax) of exit, disposal, certain severance and other charges including (i) $1.9 million of certain non-cash stock-based compensation costs related to modifications to unexercised stock options previously granted to our former CEO, per the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), (ii) $0.6 million of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives, (iii) $0.5 million of certain non-cash stock-based compensation costs related to the hiring of our new Chief Executive Officer, (iv) $0.5 million of costs to terminate an independent contractor agreement and facility exit costs and (v) $0.2 million of relocation costs related to the hiring of our new CFO.

During the six months ended June 30, 2003, we recorded $0.9 million of these charges ($0.6 million net of tax) including (i) $0.8 million for our Drivetrain Remanufacturing segment related to our decision to close our transmission remanufacturing facility located in Mahwah, New Jersey, consisting of $1.1 million for severance and related costs and $0.2 million of inventory write-downs (classified as Cost of Sales), partially offset by income of $0.5 related to the reversal of an accrual established during 2001 for expected idle capacity costs at this plant, and (ii) $0.1 million primarily for severance and related costs associated with certain cost reduction activities.

 Income from Operations

Income from operations decreased $12.5 million, or 43.6%, to $16.2 million for the six months ended June 30, 2004 from $28.7 million for the six months ended June 30, 2003.  This decrease is primarily the result of the factors described above under “Gross Profit.”  As a percentage of net sales, income from operations decreased to 8.3% from 14.7%.

Interest Income

Interest income decreased $0.2 million, or 14.3%, to $1.2 million for the six months ended June 30, 2004 from $1.4 million for the six months ended June 30, 2003.  This decrease was primarily due to our lower cash balances invested in cash and cash equivalents during 2004 as compared to 2003, as a result of the stock repurchases we made during 2004.

Interest Expense

Interest expense decreased $0.7 million, or 16.3%, to $3.6 million for the six months ended June 30, 2004 from $4.3 million for the six months ended June 30, 2003.  This decrease was primarily due to a reduction in debt outstanding.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations decreased to 35.3% for the six months ended June 30, 2004 from 37.0% for the six months ended June 30, 2003.  During the six months ended June 30, 2004, we recorded an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year.  Based on our current estimate of the distribution of taxable income by state, we expect our effective income tax rate for the balance of 2004 to remain at approximately 38.5%.

Discontinued Operations

During the three months ended June 30, 2004, we recorded a gain from discontinued operations of $1.4 million based upon the resolution of prior year income tax issues surrounding the tax basis of the Distribution Group, which business we sold in October 2000.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2004		2003
Net sales	$140.2	100.0%	$142.2	100.0%
Segment profit before exit, disposal, certain severance and other charges	$16.7	11.9%	$18.4	12.9%
Less: Exit, disposal, certain severance and other charges	0.6		0.8
Segment profit	$16.1	11.5%	$17.6	12.4%

Net Sales.  Net sales decreased $2.0 million, or 1.4%, to $140.2 million for the six months ended June 30, 2004 from $142.2 million for the six months ended June 30, 2003.  The decrease was primarily due to:

•                    a reduction in volume of remanufactured transmissions sold to DaimlerChrysler, Ford and General Motors resulting from last year’s implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units coupled with a reduction in volume resulting from last year’s Ford-driven promotion on their post-warranty Motorcraft branded remanufactured transmissions which increased in-channel inventories in the second quarter of 2003 and reduced volumes in the third quarter of 2003, and a reduction in volume of Chrysler remanufactured transmissions resulting from Chrysler’s delayed launch of new model years into the remanufacturing program;

•                    the run out of the Kia transmission remanufacturing program;

•                    price concessions provided to certain customers as a result of negotiating and extending certain agreements;

•                    a reduction in GM volume related to our process improvement efforts geared toward the achievement of improved quality levels; and

•                    further inventory reductions at certain of our customers,

mostly offset by an increase in sales to Honda to $32.1 million resulting from the continued ramp-up of the transmission remanufacturing program we launched in late 2002.  We expect the Honda transmission remanufacturing program to continue to grow during the balance of 2004.

Of our segment revenues for the six months ended June 30, 2004 and 2003, Ford accounted for 40.2% and 46.2%, DaimlerChrysler accounted for 22.0% and 27.3%, Honda accounted for 22.9% and 6.3%, and General Motors accounted for 8.2% and 9.7%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the six months ended June 30, 2004, we recorded $0.4 million of severance and related costs primarily associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives and $0.2 million of costs to terminate an independent contractor agreement.

  During the six months ended June 30, 2003, we recorded a net charge of $0.8 million related to the decision to close of our transmission remanufacturing facility located in Mahwah, New Jersey, consisting of $1.1 million of severance and related costs and $0.2 million of inventory write-downs partially offset by income of $0.5 related to the reversal of an accrual established during 2001 for expected idle capacity costs at this plant.

Segment Profit.  Segment profit decreased $1.5 million, or 8.5%, to $16.1 million (11.5% of segment net sales) for the six months ended June 30, 2004 from $17.6 million (12.4% of segment net sales) for the six months ended June 30, 2003.  Excluding the previously discussed costs of $0.6 million and $0.8 million recorded during 2004 and 2003, respectively, segment profit decreased $1.7 million, or 9.2%, to $16.7 million (11.9% of segment net sales) for 2004 from $18.4 million (12.9% of segment net sales) for 2003.  This resulted primarily from the factors described above under “Net Sales,” partially offset by benefits resulting from our lean and continuous improvement program and other cost reductions.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2004		2003
Net sales	$44.2	100.0%	$44.4	100.0%
Segment profit before exit and certain severance charges	$6.4	14.5%	$14.2	32.0%
Less: Exit and certain severance charges	0.2		0.1
Segment profit	$6.2	14.0%	$14.1	31.8%

Net Sales.  Net sales decreased slightly to $44.2 million for the six months ended June 30, 2004 from $44.4 million for the six months ended June 30, 2003.  This decrease was primarily attributable to (i) a reduction in volume due to the run-out of the bulk collateral fulfillment program for AT&T Wireless Services, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for Delphi and General Motors and (ii) a price reduction granted to AT&T Wireless Services in exchange for a long-term agreement, partially offset by new business programs including our test and repair program and other programs with AT&T Wireless Services (AWS) and our direct fulfillment and exchange programs with Cingular combined with an increase in our base AWS fulfillment business. We expect revenues in this segment to continue to increase with the launch and ramp up of other new services for Cingular.  Sales to AT&T Wireless Services accounted for 80.3% and 68.7% of segment revenues for the six months ended June 30, 2004 and 2003, respectively.

Exit and Certain Severance Charges.  During the six months ended June 30, 2004, we recorded $0.1 million of facility exit costs and $0.1 of severance and related costs associated with cost reduction initiatives.

During the six months ended June 30, 2003, we recorded charges of $0.1 million primarily for severance and related costs associated with cost reduction activities in this segment.

Segment Profit.  Segment profit decreased $7.9 million, or 56.0%, to $6.2 million (14.0% of segment net sales) for the six months ended June 30, 2004 from $14.1 million (31.8% of segment net sales) for the six months ended June 30, 2003.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by the benefits of our lean and continuous improvement program and other cost reductions.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2004		2003
Net sales	$9.7	100.0%	$8.6	100.0%
Segment loss before exit charges	$(3.1)	—	$(2.9)	—
Less: Exit charges	0.1		—
Segment loss	$(3.2)	—	$(2.9)	—

Net Sales.  Net sales increased $1.1 million, or 12.8%, to $9.7 million for the six months ended June 30, 2004 from $8.6 million for the six months ended June 30, 2003.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket, partially offset by a decrease in sales of remanufactured engines.

Exit Charges.  During the six months ended June 30, 2004, we recorded $0.1 million of facility exit costs in order to streamline certain operations.

Segment Loss.  Segment loss increased $0.3 million, or 10.3%, to a loss of $3.2 million for the six months ended June 30, 2004 from a loss of $2.9 million for the six months ended June 30, 2003.  The increased loss was primarily the result of an increase in SG&A expense associated with our initiative to penetrate the independent aftermarket for remanufactured transmissions.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $0.3 million at June 30, 2004.  Net cash provided by operating activities from continuing operations was $10.1 million for the six-month period then ended.  Net cash used in investing activities of $8.0 million for the period primarily related to manufacturing equipment additions to support the growth of our Honda remanufacturing program as well as cost reduction initiatives in both our Drivetrain and Logistics segments.  Net cash used in financing activities of $61.4 million included $61.4 million for the repurchase of our common stock for treasury, net payments of $1.4 million made on our credit facility, $1.0 million in payment of consideration related to previous acquisitions, and $0.3 million of payments on capital lease obligations offset by $2.7 million of proceeds from the exercise of stock options and $0.1 million of net borrowings made on our revolving bank line for our U.K. subsidiary.

Capital expenditures for the six months ended June 30, 2004 were $8.0 million and we expect to utilize an additional $6-8 million for capital expenditures during the balance of 2004, for a total of approximately $14-16 million for the full year, primarily to support new business, capacity expansion and cost reduction initiatives in each of our businesses.

Our credit facility provides for (i) a $75.0 million, five-year term loan payable in quarterly installments in increasing amounts over the five-year period ($31.8 million outstanding at June 30, 2004), (ii) a $95.0 million, six-year, two-tranche term loan with approximately 97% of the outstanding balance payable in the sixth year ($83.4 million outstanding at June 30, 2004) and (iii) a $40.0 million, five-year revolving credit facility ($3.3 million outstanding at June 30, 2004).  Our credit facility also (i) includes an annual excess cash flow sweep payable as defined in the credit agreement and (ii) provides for the addition of one or more optional term loans of up to $100.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of June 30, 2004, the margins for the $75.0 million term loan and the $40.0 million revolving facility were 1.50% for Alternate Base Rate loans and 2.50% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.25% for Alternate Base Rate loans and 3.25% for Eurodollar Rate loans as of June 30, 2004.

As of June 30, 2004, our borrowing capacity under the revolving portion of our credit facility was $33.6 million.

As part of an ownership agreement we have for a 45% interest in an unconsolidated subsidiary, we have given the subsidiary’s bank a $0.9 million letter of credit in the event of the subsidiary’s default on outstanding debt.

During 2004, we will make payments of $4.0 million ($1.0 million of which was made in April 2004 and $3.0 million of which will be made in July 2004) as part of an earn-out related to the 1997 acquisition of ATS Remanufacturing.  See Note 12. – Contingencies for a discussion of payments related to our ATS Remanufacturing acquisition and information regarding other contingencies.

Our revolving credit agreement with HSBC Bank Plc provides for £0.5 million, or $0.9 million in U.S. dollars, to finance the working capital requirements of our U.K. subsidiary.  Amounts advanced are secured by substantially all the assets of our U.K. subsidiary.  In addition, HSBC Bank may at any time demand repayment of all sums owing.  Interest is payable monthly at the HSBC Bank prime lending rate plus 1.50%.  As of June 30, 2004, there was £0.1 million, or $0.1 million in U.S. dollars, outstanding under this line of credit.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of June 30, 2004, we are not using any derivative financial instruments.

Interest Rate Exposure

Based on our overall interest rate exposure during the six months ended June 30, 2004, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  A 10% change in the rate of interest would not have a material effect on our financial position, results of operation or cash flows.

Foreign Exchange Exposure

We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Todd R. Peters, have evaluated our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of June 30, 2004, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after June 30, 2004, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 1, 2004, our Chief Executive Officer delivered to us 11,044 shares of our common stock in payment of $160,028 of withholding tax obligations arising from the vesting of a restricted stock award.  Per the stock incentive plan under which the stock award was granted, the withholding tax obligation was based upon a fair market value of $14.49 per share, the closing price of our common stock on the vesting date.

Following is a summary of treasury stock acquisitions made pursuant to our stock incentive plans:

Period	Total number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1-30, 2004	11,044	$14.49	0	0

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

Item 4.  - Submission of Matters to a Vote of Security Holders

The 2004 annual meeting of stockholders of the Company was held on May 12, 2004 for the purpose of (i) electing nine directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified and (ii) approving the adoption of our 2004 Stock Incentive Plan.

The following directors were elected by the following vote:

	Votes
	For	Against
Robert Anderson	18,283,038	69,712
Michael T. DuBose	18,298,438	54,312
Dale F. Frey	17,963,738	389,012
Mark C. Hardy	17,942,980	409,770
Dr. Michael J. Hartnett	18,303,438	49,312
Donald T. Johnson, Jr.	18,303,438	49,312
Michael D. Jordan	18,282,680	70,070
Gerald L. Parsky	17,963,738	389,012
S. Lawrence Prendergast	18,282,680	70,070

The proposal to approve the adoption of the 2004 Stock Incentive Plan was approved by the following vote:

For	Against	Nonvotes and Abstentions
14,578,015	2,283,025	1,491,710

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(b)     Reports on Form 8-K:

(1)   Report dated April 8, 2004 reporting certain information under Item 9.

(2)   Report dated April 28, 2004 reporting certain information under Item 12 and filing as an exhibit a press release containing such information.

(3)   Report dated April 28, 2004 reporting certain information under Item 12 and filing as an exhibit a press release containing such information, amended to include inadvertently omitted (i) financial projections table and (ii) explanation of non-GAAP financial measures.

AFTERMARKET TECHNOLOGY CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date: July 28, 2004	/s/ Todd R. Peters
Todd R. Peters, Vice President and Chief Financial Officer

•                  Todd R. Peters is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.