Form 10-Q
period 2004-09-30
AFTERMARKET TECHNOLOGY CORP
filed 2004-10-28
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                           to

Commission File Number 0-21803

AFTERMARKET TECHNOLOGY CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4486486
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1400 Opus Place - Suite 600, Downers Grove, IL	60515-5707
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (630) 271-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of October 22, 2004, there were 20,914,138 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

Table of Contents

PART I.	Financial Information

Item 1.	Financial Statements:

Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003

Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows (unaudited) for the Nine months ended September 30, 2004 and 2003

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$8,753	$59,628
Accounts receivable, net	48,035	42,538
Inventories	81,368	81,711
Prepaid and other current assets	3,740	4,896
Deferred income taxes	21,904	19,956
Total current assets	163,800	208,729

Property, plant and equipment, net	57,211	57,461
Debt issuance costs, net	3,684	4,676
Goodwill	147,954	170,485
Intangible assets, net	431	525
Other assets	10,588	9,986
Total assets	$383,668	$451,862

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$44,095	$42,630
Accrued expenses	29,723	32,715
Income taxes payable	—	60
Credit facility	10,629	10,018
Capital lease obligation	—	344
Amounts due to sellers of acquired companies	2,439	1,891
Deferred compensation	104	117
Liabilities of discontinued operations	232	291
Total current liabilities	87,222	88,066

Amount drawn on credit facility, less current portion	101,901	109,873
Amounts due to sellers of acquired companies, less current portion	76	5,225
Deferred compensation, less current portion	621	717
Deferred income taxes	16,224	18,730

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 30,000,000; Issued - 25,666,828 and 25,173,856 (including shares held in treasury)	257	252
Additional paid-in capital	203,181	194,204
Retained earnings	42,383	41,106
Accumulated other comprehensive income	2,111	1,891
Unearned compensation	(1,029)	(231)
Common stock held in treasury, at cost (4,752,690 and 933,737 shares)	(69,279)	(7,971)
Total stockholders’ equity	177,624	229,251

Total liabilities and stockholders’ equity	$383,668	$451,862

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Net sales:
Products	$85,051	$64,902	$234,955	$215,664
Services	27,871	19,433	72,039	63,818
Total net sales	112,922	84,335	306,994	279,482

Cost of sales:
Products	64,657	52,579	180,395	168,389
Products - disposal and other charges	3,040	—	3,040	200
Services	19,511	9,675	49,514	31,325
Total cost of sales	87,208	62,254	232,949	199,914

Gross profit	25,714	22,081	74,045	79,568

Selling, general and administrative expense	13,614	13,580	41,959	41,421
Exit, disposal, certain severance and other charges	3,702	1,126	7,436	1,857
Impairment of goodwill	22,114	—	22,114	—
Amortization of intangible assets	31	83	94	250

Income (loss) from operations	(13,747)	7,292	2,442	36,040

Interest income	681	718	1,893	2,119
Other income (expense), net	(9)	20	(2)	50
Equity in income of investee	89	52	140	165
Interest expense	(1,757)	(1,941)	(5,369)	(6,277)

Income (loss) from continuing operations before income taxes	(14,743)	6,141	(896)	32,097

Income tax expense (benefit)	(5,676)	2,272	(786)	11,876

Income (loss) from continuing operations	(9,067)	3,869	(110)	20,221

Gain from discontinued operations, net of income taxes	—	—	1,387	—

Net income (loss)	$(9,067)	$3,869	$1,277	$20,221

Per common share - basic:
Income (loss) from continuing operations	$(0.44)	$0.16	$(0.01)	$0.84
Gain from discontinued operations, net of income taxes	—	—	0.07	—

Net income (loss)	$(0.44)	$0.16	$0.06	$0.84

Weighted average number of common shares outstanding	20,786	24,213	21,126	24,212

Per common share - diluted:
Income (loss) from continuing operations	$(0.44)	$0.16	$(0.01)	$0.83
Gain from discontinued operations, net of income taxes	—	—	0.07	—

Net income (loss)	$(0.44)	$0.16	$0.06	$0.83

Weighted average number of common and common equivalent shares outstanding	20,786	24,483	21,126	24,466

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the nine months ended September 30,
	2004	2003
	(Unaudited)
Operating Activities:
Net income	$1,277	$20,221

Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Net gain from discontinued operations	(1,387)	—
Depreciation and amortization	9,295	8,666
Noncash stock-based compensation	4,565	—
Impairment of goodwill	22,114	—
Amortization of debt issuance costs	992	846
Adjustments to provision for losses on accounts receivable	453	88
Loss on sale or impairment of property, plant and equipment	2,043	10
Deferred income taxes	(4,458)	11,938
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	(5,879)	3,209
Inventories	399	(4,425)
Prepaid and other assets	563	40
Accounts payable and accrued expenses	640	(4,427)
Net cash provided by operating activities - continuing operations	30,617	36,166

Net cash used in operating activities - discontinued operations	(59)	(42)

Investing Activities:
Purchases of property, plant and equipment	(10,950)	(11,117)
Acquisition of company, net of cash received	—	(1,095)
Proceeds from sale of equipment	14	71
Net cash used in investing activities	(10,936)	(12,141)

Financing Activities:
Payments on credit facilities, net	(7,361)	(12,979)
Payments on capital lease obligation	(349)	(553)
Proceeds from exercise of stock options	2,714	14
Payments on amounts due to sellers of acquired companies	(4,054)	(2,195)
Payments of deferred compensation related to acquired company	(148)	(292)
Repurchases of common stock for treasury	(61,308)	—
Net cash used in financing activities	(70,506)	(16,005)

Effect of exchange rate changes on cash and cash equivalents	9	15

Increase (decrease) in cash and cash equivalents	(50,875)	7,993

Cash and cash equivalents at beginning of period	59,628	65,504
Cash and cash equivalents at end of period	$8,753	$73,497

Cash paid (refunded) during the period for:
Interest	$4,206	$6,035
Income taxes, net	1,242	(669)

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior-year amounts have been reclassified to conform to the 2004 presentation.

Note 2.  Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003

Raw materials, including core inventories	$67,087	$67,579
Work-in-process	1,614	1,443
Finished goods	12,667	12,689
	$81,368	$81,711

Note 3.  Goodwill and Intangible Assets

The change in the carrying amount of goodwill by reportable segment is summarized as follows:

	Drivetrain Remanufacturing	Logistics	Other	Consolidated
Balance at December 31, 2003	$151,377	$18,973	$135	$170,485
Purchase price adjustment	(521)	—	—	(521)
Impairment	(22,114)	—	—	(22,114)
Effect of exchange rate changes from the translation of U.K. subsidiary	104	—	—	104
Balance at September 30, 2004	$128,846	$18,973	$135	$147,954

On July 21, 2004, the Company finalized the amount of additional purchase price payable to the seller of ATS Remanufacturing (“ATS”), acquired in 1997.  According to the terms of the ATS purchase agreement, the additional purchase price payments were variable, based upon the attainment of certain sales levels by the Company to General Motors.  As a result of the settlement of amounts due to the seller of ATS, a reduction to goodwill of $521 was recorded based upon the difference between the original estimate and the actual amounts paid.

On September 9, 2004, the Company announced (i) General Motors’ decision to resource its remanufactured transmission program from the Company’s facility located in Gastonia, North Carolina by the end of 2004 and (ii) the Company’s decision to close the Gastonia facility.  Since the Company expects no future cash flows from this reporting unit, a charge of $22,114 was recorded to write off all of the recorded goodwill assigned to this reporting unit.  (See Note 13 – Subsequent Event)

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review. The annual impairment tests made by the Company as of September 30, 2004 resulted in no adjustment to the carrying value of its goodwill.

As of September 30, 2004 and December 31, 2003, the Company’s definite lived intangible assets of $431 and $525, net of accumulated amortization of $1,446 and $1,352, primarily consist of non-compete agreements and are amortized over their estimated useful lives.

Amortization expense for intangible assets was $31 and $83 for the three months ended September 30, 2004 and 2003, respectively, and $94 and $250 for the nine months ended September 30, 2004 and 2003, respectively.  Estimated amortization expense for the remainder of 2004 and the four succeeding fiscal years is as follows:

Estimated Amortization Expense

2004 (remainder)	$31
2005	126
2006	126
2007	126
2008	22
$431

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

Changes to the Company’s warranty liability during the nine months ended September 30, 2004 are summarized as follows:

Balances at December 31, 2003	$4,772
Warranties issued	4,346
Claims paid / settlements	(5,416)
Balances at September 30, 2004	$3,702

Note 5.  Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement (the “Credit Facility”).  The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principal payable in quarterly installments in increasing amounts over the five-year period ($29,327 outstanding at September 30, 2004), (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with 97% of the principal payable in the sixth year ($83,203 outstanding at September 30, 2004) and (iii) a $50,000, five year revolving credit facility (the “Revolver”), reduced to $40,000 as amended ($0 outstanding at September 30, 2004).  The Credit Facility also (i) includes an annual excess cash flow sweep payable as defined in the credit agreement and (ii) provides for the addition of one or more optional term loans of up to $100,000 in the aggregate (the “C-Loans”), subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.  On December 12, 2003, the Company amended the Credit Facility to permit the Stock Repurchase (see Note 6 - Repurchases of Common Stock).  As part of this amendment, the Company was required to prepay $20,000 of term loans (inclusive of any excess cash flow payments for 2003 otherwise due) and reduce the Revolver commitment to $40,000.

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

The following table summarizes the balances outstanding under the Credit Facility:

	September 30, 2004	December 31, 2003

A-Loan	$29,327	$36,048
B-Loans	83,203	83,843
Revolver	—	—
	$112,530	$119,891

In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $3,125 as of September 30, 2004 and December 31, 2003.

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

On January 26, 2004, the Company completed the tender offer and purchased 2,638,500 shares of its common stock at $15.75 per share (the “Tender Price”), based upon a final share count of 3,538,544 shares tendered and not withdrawn.  Due to the over-subscription, the Company purchased 74.56% of each stockholder’s total shares tendered at the Tender Price.  In addition, on February 10, 2004, the Company purchased 1,169,409 shares of its common stock from Aurora at the same price as the Tender Price.  The total cost of the Stock Repurchase was $59,975 plus fees and expenses of $1,173 and was funded with available cash on hand.

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

Note 7.  Discontinued Operations

During the nine months ended September 30, 2004, the Company recorded a gain from discontinued operations based upon the resolution of prior year income tax issues with respect to the tax basis of the Distribution Group, which business was sold during 2000.  As a result, the Company realized a non-cash tax benefit of $1,387 and reduced the related deferred tax liabilities.

Note 8.  Reportable Segments

The Company has two reportable segments in continuing operations: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment consists of three operating units that primarily sell remanufactured transmissions to Ford, DaimlerChrysler, Honda and certain other foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured and newly assembled engines to several European OEMs and certain remanufactured engines to DaimlerChrysler.  The Company’s Logistics segment consists of three operating units: (i) a provider of value added warehouse, distribution and reverse logistics, test and repair services, turnkey order fulfillment and information services for AT&T Wireless Services and to a lesser extent, Cingular; (ii) a provider of returned material reclamation and disposition services and core management services to General Motors and Ford and, to a lesser extent, Mazda; and (iii) a provider of logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon.  The Company’s “Other” business unit, which is not reportable for segment reporting purposes, remanufactures and distributes domestic and foreign engines and domestic transmissions to independent aftermarket customers.

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

The Company evaluates performance based upon income from operations.  The reportable segments’ and the “Other” business unit’s accounting policies are the same as those of the Company.  The Company fully allocates corporate overhead based upon budgeted full year profit before tax.  The reportable segments and the “Other” business unit are each managed and measured separately primarily due to the differing customers, operations, products or services sold and distribution channels.

The following table summarizes financial information relating to the Company’s reportable segments’ and “Other” business unit:

	Drivetrain Remanufacturing	Logistics	Other	Corporate/ Unallocated	Consolidated

For the three months ended September 30, 2004:
Revenues from external customers	$79,567	$27,871	$5,484	$—	$112,922
Exit, disposal, certain severance and other charges	5,284	—	—	1,458	6,742
Impairment of goodwill	22,114	—	—	—	22,114
Income (loss) from operations	(15,496)	4,283	(1,076)	(1,458)	(13,747)

For the nine months ended September 30, 2004:
Revenues from external customers	$219,722	$72,039	$15,233	$—	$306,994
Exit, disposal, certain severance and other charges	5,860	176	119	4,321	10,476
Impairment of goodwill	22,114	—	—	—	22,114
Income (loss) from operations	571	10,520	(4,328)	(4,321)	2,442

For the three months ended September 30, 2003:
Revenues from external customers	$60,507	$19,433	$4,395	$—	$84,335
Exit, disposal, certain severance and other charges	922	153	—	51	1,126
Income (loss) from operations	2,984	6,155	(1,796)	(51)	7,292

For the nine months ended September 30, 2003:
Revenues from external customers	$202,667	$63,818	$12,997	$—	$279,482
Exit, disposal, certain severance and other charges	1,780	226	—	51	2,057
Income (loss) from operations	20,551	20,245	(4,705)	(51)	36,040

Note 9.  Exit, Disposal, Certain Severance and Other Charges

Facility Closure Costs – Drivetrain Remanufacturing Segment

As discussed in Note 3 – Goodwill and Intangible Assets, the Company has decided to exit its Gastonia, North Carolina facility by the end of 2004 due to General Motors’ decision to resource its remanufactured transmission program from the Company and as part of the

Company’s ongoing initiatives to improve capacity utilization.  The Company will terminate a total of 187 employees, consisting of manufacturing and management personnel, as part of the Gastonia facility closure.

Costs of $6,265 incurred during the three months ended September 30, 2004 include (i) $2,311 of inventory write-downs (recorded as a component of Cost of Sales), (ii) $2,038 of fixed asset impairment charges, (iii) $1,140 for severance and related costs, (iv) $729 of costs related to the termination of the contract with GM (recorded as a component of Cost of Sales) and (v) $47 of other costs to exit the facility.

Following is an analysis of the costs associated with the facility closure:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total
Total amount expected to be incurred	$1,688	$1,531	$4,349	$7,568
Amount incurred to date and during the nine months ended September 30, 2004	$1,140	$776	$4,349	$6,265
Payments	(7)	(129)	—	(136)
Reserve as of September 30, 2004	$1,133	$647	$4,349	$6,129

Facilities Consolidation Costs – Drivetrain Remanufacturing Segment

On June 23, 2003, the Company announced its decision to consolidate one of its transmission remanufacturing operations from a leased facility located in Mahwah, New Jersey into a Company-owned idle facility in Oklahoma City, Oklahoma.  This decision was primarily driven by an expectation of lower operating costs (primarily labor and facility related).  The relocation from the Mahwah facility to the Oklahoma City facility was completed during November 2003 and the Mahwah lease expired on December 31, 2003.  The Company terminated a total of 163 employees, consisting of manufacturing and management personnel, as part of the Mahwah facility closure.  For the year ended December 31, 2003 and nine months ended September 30, 2004, $4,081 and $12 of costs were incurred related to the Mahwah plant closure, respectively.

Following is an analysis of the costs associated with the facilities consolidation:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total
Total amount expected to be incurred	$1,186	$2,090	$817	$4,093
Total amount incurred through September 30, 2004	$1,186	$2,090	$817	$4,093

Reserve as of December 31, 2003	$571	$399	$200	$1,170
Provision	(24)	36	—	12
Payments	(547)	(99)	—	(646)
Reserve as of September 30, 2004	$—	$336	$200	$536

Other Activities Relating to Exit, Disposal, Certain Severance and Other Charges

During the three months ended September 30, 2004, the Company recorded a net charge of $494 consisting of (i) $1,411 of non-cash compensation expense related to modifications to unexercised stock options previously granted to our former Chief Financial Officer, (ii) $174 of exit and other costs and (iii) $60 of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives, partially offset by a gain of $1,151 related to the reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability that has been reduced through the finalization of an audit by the state tax authorities.

During the nine months ended September 30, 2004, the Company recorded a net charge of $4,199 consisting of (i) $3,323 of non-cash compensation expense related to modifications to unexercised stock options previously granted to our former Chief Executive Officer and Chief Financial Officer, (ii) $622 of severance and related costs for 14 management and operational support personnel associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives, (iii) $643 of exit and other costs primarily related to the termination of an independent contractor agreement and costs related to the closure of two facilities, (iv) $525 of certain stock-based compensation costs related to the hiring of our new Chief Executive Officer, and (v) $237 of relocation costs related to the hiring of our new Chief Financial Officer, partially offset by a gain of $1,151 related to the reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability that has been reduced through the finalization of an audit by the state tax authorities.

Following is an analysis of the reserves relating to these activities:

	Termination Benefits	Exit / Other Costs	Total
Reserve as of December 31, 2003	$3,764	$1,584	$5,348
Provision	3,945	254	4,199
Payments	(1,866)	(899)	(2,765)
Non-cash stock-based compensation write-offs	(3,323)	(525)	(3,848)
Reserve as of September 30, 2004	$2,520	$414	$2,934

Note 10.  Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(9,067)	$3,869	$1,277	$20,221
Other comprehensive income (loss):
Derivative financial instruments, net of income taxes (a)	—	16	—	237
Currency translation adjustments	(88)	200	220	703
	$(9,155)	$4,085	$1,497	$21,161

(a)                        The Company used an interest rate swap, which expired in July 2003, to convert a portion of its variable rate debt to fixed rate debt to reduce interest rate volatility risk.

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

Had compensation cost for the Company’s stock options plans been determined based upon the stock option’s fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended, the Company’s reported income from continuing operations and earnings per share would have been as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Income (loss) from continuing operations as reported	$(9,067)	$3,869	$(110)	$20,221
Stock-based employee compensation costs determined in accordance with APB No. 25 included in income (loss) from continuing operations as reported, net of income taxes	1,049	—	2,809	—
Stock-based employee compensation costs determined in accordance with SFAS No. 123 that would have been included in the determination of income (loss) from continuing operations, net of income taxes	(1,084)	(447)	(3,703)	(1,270)
Pro forma income (loss) from continuing operations as if the fair value based method had been applied to all awards	$(9,102)	$3,422	$(1,004)	$18,951

Per common share – basic:
Income (loss) from continuing operations as reported	$(0.44)	$0.16	$(0.01)	$0.84
Pro forma as if the fair value based method had been applied to all awards	(0.44)	0.14	(0.05)	0.78

Per common share – diluted:
Income (loss) from continuing operations as reported	$(0.44)	$0.16	$(0.01)	$0.83
Pro forma as if the fair value based method had been applied to all awards	(0.44)	0.14	(0.05)	0.77

During the three and nine months ended September 30, 2004, in accordance with APB No. 25 and related interpretations, the Company recorded compensation expense of $1,411 ($868 net of income taxes) and $3,323 ($2,044 net of income taxes), respectively, from the effective modification of stock options held by the Company’s former Chief Executive Officer and Chief Financial Officer.  For purposes of the pro forma disclosures, determined in accordance with SFAS No. 123, the Company reported additional compensation of $819 ($504 net of income taxes) and $3,096 ($1,904 net of income taxes), respectively, during the three and nine months ended September 30, 2004 related to these modifications.

Note 12.  Contingencies

At September 30, 2004 and December 31, 2003, amounts due to sellers of acquired companies and deferred compensation consist primarily of additional purchase price payable to the seller and a key individual of ATS Remanufacturing (“ATS”), acquired in 1997.  The ATS acquisition requires the Company to make subsequent payments to the seller and certain other key individuals of ATS on each of the first 14 anniversaries of the closing date.  Through September 30, 2004, the Company had made aggregate payments of $13,988 related to the ATS acquisition with $2,400 to be paid in January 2005 and $868 (present value of $725) to be paid between 2005 and 2011.

The Company has been notified of a potential liability related to payments received by its Aaron’s Automotive Products, Inc. subsidiary from Safety-Kleen Corp. during the 90 days prior to Saftey-Kleen’s June 9, 2000 bankruptcy filing.  These payments were for products sold to Safety-Kleen prior to the bankruptcy filing. A portion of these payments, which are not material to the Company’s financial statements, may be deemed preferential transfers under applicable bankruptcy laws and recoverable by the Safety-Kleen Creditor Trust.  During the three months ended September 30, 2004, the Company recorded a charge of $115 as a result of a tentative settlement agreement of this matter.

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the “DG Sale”), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases with terms ending on various dates during 2004 and 2007, were guaranteed by the Company.  These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees, however the Company holds no assets as collateral against these obligations.  As of September 30, 2004, these lease guarantees relating to minimum lease obligations totaled $2,036 and $76 for real estate and personal property, respectively.

The Company has a 45% equity interest in an unconsolidated subsidiary whose bank credit facility is secured in part by a $850 letter of credit given by the Company to the lending bank in March 2002.  This letter of credit is to stay in effect until the expiration of the bank credit facility in April 2005.  As of September 30, 2004, the letter of credit had not been drawn upon and the Company believes that it is less than probable that the Company will incur a loss with respect to the letter of credit in the future, and therefore has not established a liability with respect thereto.

Note 13.  Subsequent Event

On October 15, 2004, the date the Company completed its production requirements under the settlement agreement with General Motors and ceased operations at its Gastonia, North Carolina facility (see Note 3 – Goodwill and Intangible Assets and Note 9 - Exit, Disposal, Certain Severance and Other Charges), in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, upon the abandonment of the facility in the fourth quarter of 2004, the operations of this business will be reclassified as discontinued operations.

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

Goodwill and Indefinite Lived Intangible Assets.  Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.  Impairment is tested at the reporting unit level, a component of the operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives and other factors that generally would be considered in determining value.   Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its revenues were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements.

Results of Operations for the Three Month Period Ended September 30, 2004 Compared to the Three Month Period Ended September 30, 2003.

Income (loss) from continuing operations decreased $13.0 million, to a loss of $9.1 million for the three months ended September 30, 2004 from income of $3.9 million for the three months ended September 30, 2003.  Our results for 2004 include a goodwill impairment charge of $13.6 million (net of tax) and exit, disposal, certain severance and other charges of $4.2 million (net of tax).  For 2003, our results include exit, disposal, certain severance and other charges of $0.7 million (net of tax).  Excluding these items, income from continuing operations increased primarily as a result of:

•                  the ramp-up of our Honda transmission remanufacturing program, AT&T Wireless test and repair program and other new business initiatives;

•                  benefits from our on-going lean and continuous improvement program and other cost reduction initiatives; and

•                  increases in our base logistics volume with AT&T Wireless;

partially offset by:

•                  price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements in 2003;

•                  a reduction in volume due to the run-out of certain programs in our Logistics segment, including, the bulk collateral fulfillment program for AT&T Wireless Services (substantially completed during the third quarter of 2003), the material recovery and core qualification programs for Ford (substantially completed during the second and third quarters of 2003, respectively), and an OnStar telematics modification program for Delphi and General Motors;

•                  a reduction in GM remanufactured transmission volume coupled with costs related to our process improvement efforts geared toward the achievement of improved quality levels. GM subsequently decided to resource this business with alternative suppliers and these costs will not be incurred in the future.

Net Sales

Net sales increased $28.6 million, or 33.9%, to $112.9 million for the three months ended September 30, 2004 from $84.3 million for the three months ended September 30, 2003.    This increase was primarily due to the ramp-up of our Honda transmission remanufacturing program, AT&T Wireless test and repair program and other new business initiatives, increases in our base logistics volume with AT&T Wireless and an increase in volume of Ford remanufactured transmissions, partially offset by:

•                  a reduction in volume due to the run-out of certain programs in the Logistics segment, including the bulk collateral fulfillment program for AT&T Wireless Services, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for Delphi and General Motors;

•                  price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements in 2003; and

•                  a reduction in GM remanufactured transmission volume related to our process improvement efforts geared toward the achievement of improved quality levels. GM subsequently decided to resource this business with alternative suppliers and the remaining volume ($5.3 million in the third quarter of 2004) will be reduced to zero during the fourth quarter of 2004.

Of our revenues for the three months ended September 30, 2004 and 2003, Ford accounted for 28.6% and 35.5%, AT&T Wireless Services accounted for 20.5% and 16.9%, Honda accounted for 20.7% and 8.3%, DaimlerChrysler accounted for 12.3% and 17.9%, and General Motors accounted for 6.0% and 9.9%, respectively.

Gross Profit

Gross profit increased $3.6 million, or 16.3%, to $25.7 million for the three months ended September 30, 2004 from $22.1 million for the three months ended September 30, 2003.   This increase was primarily the result of the factors described above under “Net Sales,” and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by $3.0 million of disposal and other charges related to the termination of our GM drivetrain remanufacturing program in 2004 and costs related to our process improvement efforts geared toward the achievement of improved quality levels on GM remanufactured transmissions. Because of the termination of the GM program, these costs will not be incurred in the future.  Gross profit as a percentage of net sales decreased to 22.8% for the three months ended September 30, 2004 from 26.2% for the three months ended September 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense remained constant at $13.6 million for the three months ended September 30, 2004 and 2003.  As a percentage of net sales, SG&A expense decreased to 12.1% for the three months ended September 30, 2004 from 16.1% for the three months ended September 30, 2003. The net impact is primarily the result of increased compensation expense related to our incentive compensation program (which was zero in 2003) and incremental business development costs in our Drivetrain segment, offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Exit, Disposal, Certain Severance and Other Charges.

 During the three months ended September 30, 2004, we recorded $6.7 million ($4.2 million net of tax) of exit, disposal, certain severance and other charges including (i) $6.3 million related to the termination of our drivetrain remanufacturing program with General Motors and our decision to exit our facility located in Gastonia, North Carolina, which consists of $2.3 million of inventory write-downs (classified as Cost of Sales), $2.0 million of fixed asset impairment charges, $1.2 million for severance and related costs, $0.7 million of costs related to the termination of the contract with GM (classified as Cost of Sales) and $0.1 million of other costs to exit the facility, (ii) $1.4 million of non-cash stock-based compensation costs related to modifications to unexercised stock options previously granted to our former CFO, per the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) and (iii) $0.2 million of other costs, partially offset by a gain of $1.2 million related to the reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability that has been reduced through the finalization of an audit by the state tax authorities.

During the three months ended September 30, 2003, we recorded $1.1 million ($0.7 million net of tax) of these costs, including (i) $0.9 million in our Drivetrain Remanufacturing segment related to the closure of our transmission remanufacturing facility located in Mahwah, New Jersey, consisting of $0.6 million of exit and other costs primarily associated with the relocation to the facility in Oklahoma City and $0.3 million for severance and related costs, (ii) $0.1 million of severance and related costs as part of a corporate cost reduction program and (iii) $0.1 million of exit and other costs associated with cost reduction activities in the Logistics segment.

We currently expect to record approximately $1.3 million of additional costs in the fourth quarter of 2004 related to the closure of our Gastonia facility.

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems.  Implementation of any of these could require us to incur additional costs of a nature described above, which would be offset over time by the projected cost savings.

Impairment of Goodwill

During the three months ended September 30, 2004, we announced General Motors’ decision to resource its remanufactured transmission program from our facility located in Gastonia, North Carolina by the end of 2004 and our decision to close that facility.  As a result, we recorded a charge of $22.1 million for the impairment of goodwill assigned to this reporting unit.

Income (Loss) from Operations

Income (loss) from operations decreased $21.0 million to a loss of $13.7 million for the three months ended September 30, 2004 from income of $7.3 million for the three months ended September 30, 2003.  This decrease is primarily the result of the combination of factors described above under “Impairment of Goodwill,” “Exit, Disposal, Certain Severance and Other Charges,” and “Gross Profit.”

Interest Expense

Interest expense decreased slightly to $1.8 million for the three months ended September 30, 2004 from $1.9 million for the three months ended September 30, 2003.  This decrease was primarily due to a reduction in debt outstanding.

Income Tax Expense (Benefit)

Income tax expense (benefit) as a percentage of income (loss) from continuing operations increased to 38.5% for the three months ended September 30, 2004 from 37.0% for the three months ended September 30, 2003.  Based on our current estimate of the distribution of taxable income by state, we expect our effective income tax rate for the balance of 2004 to remain at approximately 38.5%.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2004		2003
Net sales	$79.6	100.0%	$60.5	100.0%
Segment profit before impairment of goodwill and exit, disposal, certain severance and other charges	$11.9	14.9%	$3.9	6.4%
Less:
Impairment of goodwill	22.1		—
Exit, disposal, certain severance and other charges	5.3		0.9
Segment profit (loss)	$(15.5)	—	$3.0	5.0%

Net Sales. Net sales increased $19.1 million, or 31.6%, to $79.6 million for the three months ended September 30, 2004 from $60.5 million for the three months ended September 30, 2003.  The increase was primarily due to an increase in sales of remanufactured transmissions to Honda and to a lesser extent, Ford, partially offset by lower sales of remanufactured transmissions to DaimlerChrysler and General Motors. Sales to Honda increased $16.4 million, to $23.4 million for the three months ended September 30, 2004 from $7.0 million for the three months ended September 30, 2003, resulting from the continued ramp-up of the transmission remanufacturing program we launched in late 2002.  We believe Honda has reached their targeted inventory positions for the transmission models we currently remanufacture and now expect future volumes to decline slightly from the levels achieved in the third quarter. Additionally, sales of remanufactured transmissions to General Motors of $5.3 million during the quarter will be eliminated during the fourth quarter due to GM’s decision to resource those products with other suppliers.  Our GM production ceased on October 15, 2004.

Of our segment revenues for the three months ended September 30, 2004 and 2003, Ford accounted for 40.4% and 47.6%, Honda accounted for 29.4% and 11.5%, DaimlerChrysler accounted for 17.5% and 24.9%, and General Motors accounted for 7.1% and 11.8%, respectively.

Impairment of Goodwill.  During the three months ended September 30, 2004, we announced General Motors’ decision to resource its remanufactured transmission program from our facility located in Gastonia, North Carolina by the end of 2004 and our decision to close that facility.  As a result, we recorded a charge of $22.1 million for the impairment of goodwill assigned to this reporting unit.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended September 30, 2004, we recorded a net charge of $5.3 million which included (i) $6.3 million related to the termination of our drivetrain remaunfacturing program with General Motors and our decision to exit our facility located in Gastonia, North Carolina consisting of $2.3 million of inventory write-downs, $2.0 million of fixed asset impairment charges, $1.2 million for severance and related costs, $0.7 million of costs related to the termination of the contract with GM and $0.1 million of other costs to exit the facility and (ii) $0.2 million of other costs, partially offset by a gain of $1.2 million related to the reversal of a previously established provision for a potential non-income state tax liability that has been reduced through the finalization of an audit by the state tax authorities.

During the three months ended September 30, 2003, we recorded special charges of $0.9 million related to the consolidation of our transmission remanufacturing facility located in Mahwah, New Jersey into our facility in Oklahoma City, Oklahoma comprised of $0.6 million of exit and other costs and $0.3 million for severance and related costs.

Segment Profit (Loss).  Segment profit (loss) decreased $18.5 million to a loss of $15.5 million for the three months ended September 30, 2004 from income of $3.0 million for the three months ended September 30, 2003.  Excluding the previously discussed costs of $27.4 million and $0.9 million recorded during 2004 and 2003, respectively, segment profit increased $8.0 million, or 205.1%, to $11.9 million (14.9% of segment net sales) for 2004 from $3.9 million (6.4% of segment net sales) for 2003.  This resulted primarily from the factors described above under “Net Sales,” combined with benefits resulting from our lean and continuous improvement program and other cost reductions, partially offset by costs related to our process improvement efforts geared toward the achievement of improved quality levels on GM remanufactured transmissions. Because of the termination of the GM program, these costs will not be incurred in the future.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2004		2003
Net sales	$27.9	100.0%	$19.4	100.0%
Segment profit before exit, disposal, certain severance and other charges	$4.3	15.4%	$6.3	32.5%
Less: Exit, disposal, certain severance and other charges	—		0.1
Segment profit	$4.3	15.4%	$6.2	32.0%

Net Sales.  Net sales increased $8.5 million, or 43.8%, to $27.9 million for the three months ended September 30, 2004 from $19.4 million for the three months ended September 30, 2003.  This increase was primarily attributable to new business programs including our test and repair program and other programs with AT&T Wireless Services (AWS) and our direct fulfillment and exchange programs with Cingular combined with an increase in our base AWS fulfillment business, partially offset by (i) a reduction in volume due to the run-out of the bulk collateral fulfillment program for AWS, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for Delphi and General Motors and (ii) a price reduction granted to AT&T Wireless Services in exchange for a long-term agreement.  Sales to AT&T Wireless Services accounted for 83.2% and 73.1% of segment revenues for the three months ended September 30, 2004 and 2003, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended September 30, 2003, we recorded charges of $0.1 million for termination benefits and exit and other costs associated with cost reduction activities in this segment.

Segment Profit.  Segment profit decreased $1.9 million, or 30.6%, to $4.3 million (15.4% of segment net sales) for the three months ended September 30, 2004 from $6.2 million (32.0% of segment net sales) for the three months ended September 30, 2003.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by the benefits of our lean and continuous improvement program and other cost reductions.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2004		2003
Net sales	$5.5	100.0%	$4.4	100.0%
Segment loss	$(1.1)	—	$(1.8)	—

Net Sales.  Net sales increased $1.1 million, or 25.0%, to $5.5 million for the three months ended September 30, 2004 from $4.4 million for the three months ended September 30, 2003.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket, partially offset by a decrease in sales of remanufactured engines.

Segment Loss.  Segment loss decreased $0.7 million, or 38.9%, to $1.1 million for the three months ended September 30, 2004 from $1.8 million for the three months ended September 30, 2003.   The decreased loss was primarily the result of an increase in sales of remanufactured transmission coupled with benefits from our lean and continuous improvement program and other cost reduction initiatives.

Results of Operations for the Nine Month Period Ended September 30, 2004 Compared to the Nine Month Period Ended September 30, 2003.

Income (loss) from continuing operations decreased $20.3 million, to a loss of $0.1 million for the nine months ended September 30, 2004 from income of $20.2 million for the nine months ended September 30, 2003.  Our results for 2004 include (i) a goodwill impairment charge of $13.6 million (net of tax), (ii) exit, disposal, certain severance and other charges of $6.4 million (net of tax) and (iii) an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year.  For 2003, our results include exit, disposal, certain severance and other charges of $1.3 million (net of tax).  Excluding these items, income from continuing operations decreased primarily as a result of:

•                 a reduction in volume due to the run-out of certain programs in our Drivetrain and Logistics segments including the bulk collateral fulfillment program for AT&T Wireless Services (substantially completed during the third quarter of 2003), the Kia transmission remanufacturing program (substantially completed during the second quarter of 2003), the material recovery and core qualification programs for Ford (substantially completed during the second and third quarters of 2003, respectively), and an OnStar telematics modification program for Delphi and General Motors;

•                 price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements in 2003; and

•                 volume declines in our Drivetrain segment resulting from last year’s implementation by certain of our OEM customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units, a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s delayed launch of new model years into the remanufacturing program and a reduction in GM volume coupled with costs related to our process improvement efforts geared toward the achievement of improved quality levels and further inventory reductions at certain of our customers;

partially offset by:

•                 the ramp-up of our Honda transmission remanufacturing program, AT&T Wireless test and repair program and other new business initiatives;

•                 benefits from our on-going lean and continuous improvement program and other cost reduction initiatives; and

•               an increase in our base logistics volume with AT&T Wireless.

Net Sales

Net sales increased $27.5 million, or 9.8%, to $307.0 million for the nine months ended September 30, 2004 from $279.5 million for the nine months ended September 30, 2003.    This increase was primarily due to the ramp-up of our Honda transmission remanufacturing program, AT&T Wireless test and repair program and other new business initiatives and increases in our base logistics volume with AT&T Wireless, partially offset by:

•                 a reduction in volume due to the run-out of certain programs in our Drivetrain and Logistics segments including the bulk collateral fulfillment program for AT&T Wireless Services, the Kia transmission remanufacturing program, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for Delphi and General Motors;

•                 volume declines in our Drivetrain segment resulting from last year’s implementation by certain of our OEM customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units, a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s delayed launch of new model years into the remanufacturing program and a reduction in GM volume related to our process improvement efforts geared toward the achievement of improved quality levels; and

•                 price concessions provided to certain customers in our Drivetrain and Logistics segments as a result of negotiating and extending certain agreements in 2003.

Of our revenues for the nine months ended September 30, 2004 and 2003, Ford accounted for 29.0% and 35.8%, AT&T Wireless Services accounted for 19.1% and 16.0%, Honda accounted for 18.1% and 5.7%, DaimlerChrysler accounted for 14.6% and 19.3% and General Motors accounted for 6.8% and 9.3%, respectively.

Gross Profit

Gross profit decreased $5.6 million, or 7.0%, to $74.0 million for the nine months ended September 30, 2004 from $79.6 million for the nine months ended September 30, 2003.  During the nine months ended September 30, 2004 we recorded $3.0 million of disposal and other charges related to the termination of our GM drivetrain remanufacturing program and during the nine months ended September 30, 2003 we recorded $0.2 million of inventory write-downs related to the closure of our Mahwah, New Jersey facility. The decrease, excluding the charges, was primarily the result of the factors described above under “Net Sales” and costs related to our process improvements geared toward the achievement of improved quality levels on GM remanufactured transmissions, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. Because of the termination of the GM program, these costs will not be incurred in the future.  Gross profit as a percentage of net sales decreased to 24.1% for the nine months ended September 30, 2004 from 28.5% for the nine months ended September 30, 2003.

Selling, General and Administrative Expenses

SG&A expense increased $0.6 million, or 1.4%, to $42.0 million for the nine months ended September 30, 2004 from $41.4 million for the nine months ended September 30, 2003.  The increase was primarily the result of compensation expense related to our incentive compensation program (which was zero in 2003), and growth support costs in our independent aftermarket and Drivetrain segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  As a percentage of net sales, SG&A expense decreased to 13.7% for the nine months ended September 30, 2004 from 14.8% for the nine months ended September 30, 2003.

Exit, Disposal, Certain Severance and Other Charges.

 During the nine months ended September 30, 2004, we recorded $10.4 million ($6.4 million net of tax) of exit, disposal, certain severance and other charges including (i) $6.3 million related to the termination of our drivetrain remanufacturing program with General Motors and our decision to exit our facility located in Gastonia, North Carolina, which consists of $2.3 million of inventory write-downs (classified as Cost of Sales), $2.0 million of fixed asset impairment charges, $1.2 million for severance and related costs, $0.7 million of costs related to the termination of the contract with GM (classified as Cost of Sales) and $0.1 million of other costs to exit the facility,  (ii) $3.3 million of certain non-cash stock-based compensation costs related to modifications to unexercised stock options previously granted to our former CEO and CFO, per the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), (iii) $0.6 million of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives, (iv) $0.7 million of facility exit and other costs, (v) $0.5 million of certain non-cash stock-based compensation costs related to the hiring of our new CEO, and (vi) $0.2 million of relocation costs related to the hiring of our new CFO, partially offset by a gain of $1.2 million related to the reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability that has been reduced through the finalization of an audit by the state tax authorities.

During the nine months ended September 30, 2003, we recorded $2.1 million ($1.3 million net of tax) of these costs, including (i) $1.8 million for our Drivetrain Remanufacturing segment related to the closure of our Mahwah facility, consisting of $1.1 million of exit and other costs primarily associated with the relocation to the facility in Oklahoma City, $1.0 million for severance and related costs, and $0.2 million of inventory write-downs (classified as a component of

Cost of Sales), partially offset by income of $0.5 related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at this plant, (ii) $0.2 million of severance and related costs as part of a corporate cost reduction program and (iii) $0.1 million of other exit and other costs associated with cost reduction activities in the Logistics segment.

We currently expect to record approximately $1.3 million of additional cost in the fourth quarter of 2004 related to the closure of our Gastonia facility.

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems.  Implementation of any of these could require us to incur additional costs of a nature described above, which would be offset over time by the projected cost savings.

Impairment of Goodwill

During the nine months ended September 30, 2004, we announced General Motors’ decision to resource its remanufactured transmission program from our facility located in Gastonia, North Carolina by the end of 2004 and our decision to close that facility.  As a result, we recorded a charge of $22.1 million for the impairment of goodwill assigned to this reporting unit.

Income from Operations

Income from operations decreased $33.6 million, to $2.4 million for the nine months ended September 30, 2004 from $36.0 million for the nine months ended September 30, 2003.  This decrease is primarily the result of the combination of factors described above under “Impairment of Goodwill,” “Exit, Disposal, Certain Severance and Other Charges” And “Gross Profit.”

Interest Income

Interest income decreased $0.2 million, or 9.5%, to $1.9 million for the nine months ended September 30, 2004 from $2.1 million for the nine months ended September 30, 2003.  This decrease was primarily due to our lower cash balances invested in cash and cash equivalents during 2004 as compared to 2003, as a result of the stock repurchases we made during 2004.

Interest Expense

Interest expense decreased $0.9 million, or 14.3%, to $5.4 million for the nine months ended September 30, 2004 from $6.3 million for the nine months ended September 30, 2003.  This decrease was primarily due to a reduction in debt outstanding.

Income Tax Expense

During the nine months ended September 30, 2004, we recorded an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year.  Based on our current estimate of the distribution of taxable income by state, we expect our effective income tax rate for the balance of 2004 to remain at approximately 38.5%.

Discontinued Operations

During the nine months ended September 30, 2004, we recorded a gain from discontinued operations of $1.4 million based upon the resolution of prior year income tax issues surrounding the tax basis of the Distribution Group, which business we sold in October 2000.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine months ended September 30,
	2004		2003
Net sales	$219.7	100.0%	$202.7	100.0%
Segment profit before impairment of goodwill and exit, disposal, certain severance and other charges	$28.5	13.0%	$22.3	11.0%
Less:
Impairment of goodwill	22.1		—
Exit, disposal, certain severance and other charges	5.8		1.8
Segment profit	$0.6	—	$20.5	10.1%

Net Sales.  Net sales increased $17.0 million, or 8.4%, to $219.7 million for the nine months ended September 30, 2004 from $202.7 million for the nine months ended September 30, 2003.  The increase was primarily due to an increase in sales to Honda of $39.6 million, to $55.5 million for the nine months ended September 30, 2004 from $15.9 million for the nine months ended September 30, 2003, resulting from the continued ramp-up of the transmission remanufacturing program we launched in late 2002, partially offset by:

•                  a reduction in volume of remanufactured transmissions sold to DaimlerChrysler, Ford and General Motors resulting from last year’s implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units, a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s delayed launch of new model years into the remanufacturing program;

•                  the run out of the Kia transmission remanufacturing program;

•                  price concessions provided to certain customers as a result of negotiating and extending certain agreements; and

•                  a reduction in GM volume related to our process improvement efforts geared toward the achievement of improved quality levels.

Additionally, sales of remanufactured transmissions to General Motors of $16.4 million during the nine months ended September 30, 2004 will be eliminated during the fourth quarter due to GM’s decision to resource those products with other suppliers.  Our GM production ceased on October 15, 2004.

Of our segment revenues for the nine months ended September 30, 2004 and 2003, Ford accounted for 40.3% and 46.6%, Honda accounted for 25.3% and 7.8%, DaimlerChrysler accounted for 20.4% and 26.6% and General Motors accounted for 7.8% and 10.3%, respectively.

Impairment of Goodwill.  During the nine months ended September 30, 2004, we announced General Motors’ decision to resource its remanufactured transmission program from our facility located in Gastonia, North Carolina by the end of 2004 and our decision to close that facility.  As a result, we recorded a charge of $22.1 million for the impairment of goodwill assigned to this reporting unit.

Exit, Disposal, Certain Severance and Other Charges.  During the nine months ended September 30, 2004, we recorded a net charge of $5.8 million including (i) $6.3 million related to the termination of our drivetrain remaunfacturing program with General Motors and our decision to exit our facility located in Gastonia, North Carolina, (ii) $0.4 million of costs primarily related to the termination of an independent contractor agreement and  (iii) $0.3 million of severance and related costs primarily associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives, partially offset by a gain of $1.2 million related to the reversal of a previously established provision for a potential non-income state tax liability that has been reduced through the finalization of an audit by the state tax authorities.

During the nine months ended September 30, 2003, we recorded a net charge of $1.8 million related to the decision to close of our transmission remanufacturing facility located in Mahwah, New Jersey, consisting of $1.0 million of severance and related costs, $1.1 million of exit and other costs primarily associated with the relocation to the facility in Oklahoma City, Oklahoma and $0.2 million of inventory write-downs partially offset by income of $0.5 related to the reversal of an accrual established during 2001 for expected idle capacity costs at the New Jersey plant.

Segment Profit.  Segment profit decreased $19.9 million to $0.6 million for the nine months ended September 30, 2004 from $20.5 million for the nine months ended September 30, 2003.  Excluding the previously discussed costs of $27.9 million and $1.8 million recorded during 2004 and 2003, respectively, segment profit increased $6.2 million, or 27.8%, to $28.5 million (13.0% of segment net sales) for 2004 from $22.3 million (11.0% of segment net sales) for 2003.  This resulted primarily from the factors described above under “Net Sales,” combined with the benefits resulting from our lean and continuous improvement program and other cost reductions, partially offset by costs related to our process improvement efforts geared toward the achievement of improved quality levels on GM remanufactured transmissions. Because of the termination of the GM program, these costs will not be incurred in the future.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine months ended September 30,
	2004		2003
Net sales	$72.0	100.0%	$63.8	100.0%
Segment profit before exit and certain severance charges	$10.7	14.9%	$20.4	32.0%
Less: Exit and certain severance charges	0.2		0.2
Segment profit	$10.5	14.6%	$20.2	31.7%

Net Sales.  Net sales increased $8.2 million, or 12.9%, to $72.0 million for the nine months ended September 30, 2004 from $63.8 million for the nine months ended September 30, 2003.  This increase was primarily attributable to new business programs including our test and repair program and other programs with AT&T Wireless Services (AWS) and our direct fulfillment and exchange programs with Cingular combined with an increase in our base AWS fulfillment business, partially offset by (i) a reduction in volume due to the run-out of the bulk collateral fulfillment program for AT&T Wireless Services, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for Delphi and General Motors and (ii) a price reduction granted to AT&T Wireless Services in exchange for a long-term agreement.  Sales to AT&T

Wireless Services accounted for 81.4% and 70.0% of segment revenues for the nine months ended September 30, 2004 and 2003, respectively.

Exit and Certain Severance Charges.  During the nine months ended September 30, 2004, we recorded $0.1 million of facility exit costs and $0.1 of severance and related costs associated with cost reduction initiatives.

During the nine months ended September 30, 2003, we recorded charges of $0.1 million of severance and related costs and $0.1 million of exit and other costs associated with cost reduction activities in the segment.

Segment Profit.  Segment profit decreased $9.7 million, or 48.0%, to $10.5 million (14.6% of segment net sales) for the nine months ended September 30, 2004 from $20.2 million (31.7% of segment net sales) for the nine months ended September 30, 2003.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by the benefits of our lean and continuous improvement program and other cost reductions.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Nine months ended September 30,
	2004		2003
Net sales	$15.2	100.0%	$13.0	100.0%
Segment loss before exit charges	$(4.2)	—	$(4.7)	—
Less: Exit charges	0.1		—
Segment loss	$(4.3)	—	$(4.7)	—

Net Sales.  Net sales increased $2.2 million, or 16.9%, to $15.2 million for the nine months ended September 30, 2004 from $13.0 million for the nine months ended September 30, 2003.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket, partially offset by a decrease in sales of remanufactured engines.

Exit Charges.  During the nine months ended September 30, 2004, we recorded $0.1 million of facility exit costs in order to streamline certain operations.

Segment Loss.  Segment loss decreased $0.4 million, or 8.5%, to a loss of $4.3 million for the nine months ended September 30, 2004 from a loss of $4.7 million for the nine months ended September 30, 2003.  The reduced loss was primarily the result of an increase in sales of remanufactured transmissions coupled with benefits from our lean and continuous improvement program and other cost reduction initiatives, partially offset by an increase in SG&A expense associated with our initiative to penetrate the independent aftermarket for remanufactured transmissions.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $8.8 million at September 30, 2004.  Net cash provided by operating activities from continuing operations was $30.6 million for the nine-month period then ended.  Net cash used in investing activities of $10.9 million for the period primarily related to manufacturing equipment additions to support the growth of our Honda remanufacturing program as well as cost reduction initiatives in both our Drivetrain and Logistics segments.  Net cash used in financing activities of $70.5 million included $61.3 million for the repurchase of our common stock for treasury, net payments of $7.4 million made on our credit facility, $4.2 million in payment of consideration related to previous acquisitions, and $0.3 million of payments on capital lease obligations offset by $2.7 million of proceeds from the exercise of stock options.

Capital expenditures for the nine months ended September 30, 2004 were $11.0 million and we expect to utilize an additional $3-4 million of capital expenditures for equipment purchases and facility improvements during the balance of 2004, for a total of approximately $14-15 million for the full year, primarily to support new business, capacity expansion and cost reduction initiatives in each of our businesses.

Our credit facility provides for (i) a $75.0 million, five-year term loan payable in quarterly installments in increasing amounts over the five-year period ($29.3 million outstanding at September 30, 2004), (ii) a $95.0 million, six-year, two-tranche term loan with approximately 97% of the outstanding balance payable in the sixth year  ($83.2 million outstanding at September 30, 2004) and (iii) a $40.0 million, five-year revolving credit facility.  Our credit facility also (i) includes an annual excess cash flow sweep payable as defined in the credit agreement and (ii) provides for the addition of one or more optional term loans of up to $100.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of September 30, 2004, the margins for the $75.0 million term loan and the $40.0 million revolving facility were 1.50% for Alternate Base Rate loans and 2.50% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.25% for Alternate Base Rate loans and 3.25% for Eurodollar Rate loans as of September 30, 2004.

As of September 30, 2004, our borrowing capacity under the revolving portion of our credit facility was $36.5 million.

As part of an ownership agreement we have for a 45% interest in an unconsolidated subsidiary, we have given the subsidiary’s bank a $0.9 million letter of credit in the event of the subsidiary’s default on outstanding debt.

As part of an earn-out related to the 1997 acquisition of ATS Remanufacturing, we have made payments of $4.0 million in 2004 ($1.0 million of which was made in April 2004 and $3.0 million of which was made in July 2004) and we will make a final payment of $2.4 million in January 2005.  See Note 12. – Contingencies for a discussion of payments related to our ATS Remanufacturing acquisition and information regarding other contingencies.

Our revolving credit agreement with HSBC Bank Plc provides for £0.5 million, or $0.9 million in U.S. dollars, to finance the working capital requirements of our U.K. subsidiary.  Amounts advanced are secured by substantially all the assets of our U.K. subsidiary.  In addition, HSBC Bank may at any time demand repayment of all sums owing.  Interest is payable monthly at the HSBC Bank prime lending rate plus 1.50%.  As of September 30, 2004, there were no amounts outstanding under this line of credit.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of September 30, 2004, we were not using any derivative financial instruments.

Interest Rate Exposure

Based on our overall interest rate exposure during the nine months ended September 30, 2004, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  A 10% change in the rate of interest would not have a material effect on our financial position, results of operation, cash flows or liquidity.

Foreign Exchange Exposure

We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Todd R. Peters, have evaluated our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of September 30, 2004, the date of the conclusion of the evaluation.

There was no change in our internal control over financial reporting that occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2004, the date of the conclusion of the evaluation of disclosure controls and procedures.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

(b)              Reports on Form 8-K:

(1)          Report dated July 28, 2004 reporting certain information under Item 12 and filing as an exhibit a press release containing such information.

(2)          Report dated September 7, 2004 reporting information under Item 2.05 - Costs Associated with Exit or Disposal Activities and Item 2.06 - Material Impairments.

AFTERMARKET TECHNOLOGY CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date:	October 27, 2004	/s/ Todd R. Peters
Todd R. Peters, Vice President and Chief Financial Officer

•                  Todd R. Peters is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.