Form 10-K
period 2004-12-31
AFTERMARKET TECHNOLOGY CORP
filed 2005-03-02
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21803

AFTERMARKET TECHNOLOGY CORP.

(Exact name of Registrant as specified in its charter)

DELAWARE	95-4486486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Opus Place, Suite 600 Downers Grove, IL	60515
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (630) 271-8100

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported by The Nasdaq National Market, on June 30, 2004) was $207.3 million.

The number of shares outstanding of the Registrant’s Common Stock, as of February 11, 2005, was 21,268,715 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AFTERMARKET TECHNOLOGY CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

ITEM 1.	BUSINESS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

PART I

ITEM 1.                             BUSINESS

Overview

We provide outsourced engineering solutions and supply chain logistics services to the light vehicle aftermarket and consumer electronics industries.  Through our Drivetrain Business, we provide customized remanufacturing services focused on complex light vehicle drivetrain products, such as automatic transmissions and engines, that are primarily sold through the service, repair and parts organizations of our customers.  Through our Logistics Business, we offer value-added supply-chain services to the consumer electronics and light vehicle aftermarket industries, including fulfillment, returns management, reverse logistics, repair and other related services.  We generally provide services under contractual relationships with customers that distribute high-value, complex products.

We believe our service offerings are differentiated from those of our competitors by the degree of customization we provide coupled with our focus on quality and the consistency of our performance.  We have developed business processes, technical capabilities and information technology systems that allow us to design flexible and scaleable solutions that help our customers reduce their costs, improve their supply chain efficiency and enhance their profitability.  We manage, monitor and communicate detailed information about our processes and our customers’ shipments, returns, products and inventory on a real-time basis.  This information is readily accessible to our customers, easy-to-use, and is customized to fit their needs. We also use this information to analyze and improve the performance of our businesses and to help us achieve our exacting quality and service benchmarks.

Our Drivetrain Business

Our Drivetrain Business remanufactures and distributes drivetrain products, which we sell primarily to Original Equipment Service (“OES”) outlets.  As our OES customers are the service and repair organizations of automotive Original Equipment Manufacturers (“OEMs”), we are not subject to the same market trends, such as the cyclical nature of new light vehicle sales, as Tier 1 suppliers to the automotive industry.  We believe we are the largest independent light vehicle automatic transmission remanufacturer in the world.  Our drivetrain products consist principally of remanufactured automatic transmissions and also include remanufactured torque converters, valve bodies and engines.  Our principal drivetrain customers are the North American service, repair and parts organizations of Ford, Honda and DaimlerChrysler and the European division of Ford.  In addition, we also sell to customers in the independent aftermarket, including AAMCO dealers, AutoZone and Cottman Transmission.  Drivetrain Business net sales accounted for 73.6%, 76.0% 70.9%, 72.4%, and 75.3% of our 2004, 2003, 2002, 2001, and 2000 net sales, respectively.

Remanufactured products are used in the repair of vehicles by dealers and other service outlets during both the warranty and post-warranty periods following the sale of a vehicle.  Remanufacturing is a process through which used cores are returned to a central facility where they are disassembled and the parts are inspected, cleaned, refurbished and tested.  We then combine the reusable parts with new parts, primarily in a high-volume cellular assembly process, to create remanufactured components that are of comparable quality to new components.  We remanufacture some of the most complex components of a vehicle, such as the transmission and engine.  Generally, our customers and their designated suppliers provide transmission parts and cores to us.  Because we generally do not take ownership of the cores, our working capital requirements are reduced.  Furthermore, because we use salvaged parts from cores or new parts sourced from our customers and their designated suppliers, we are not directly subject to material pricing fluctuations.  We believe remanufactured products are generally lower in cost than new replacement components and frequently facilitate a faster, more reliable repair when compared to components that are rebuilt at service outlets.  In addition, remanufactured components efficiently reuse existing parts and are less damaging to the environment.

We remanufacture factory-approved transmissions for warranty and/or post-warranty replacement of transmissions for Ford, Honda, DaimlerChrysler, and select foreign OEMs, primarily for use in the United States service and repair organizations of their dealer networks.  The number of transmission models we remanufacture has been increasing to accommodate the greater number of models currently used in vehicles manufactured by our customers.  Additionally, our European facility remanufactures factory-approved gas and diesel engines for several European OEMs, including Jaguar and the European divisions of Ford and GM.  These engines are used for warranty and post-warranty replacement.  We also assemble and modify new production engines in our European facility, and provide certain machining services for some of our customers.

We generally sell our products to each customer pursuant to a supply arrangement for individual transmission or engine models, which supply arrangement typically may be terminated by the customer on 90 days notice or less (except for our agreement with DaimlerChrysler, which may not be terminated without cause).

We work to develop and maintain strong relationships at many levels, in both the corporate and factory organizations of our drivetrain customers.  We began remanufacturing transmissions for DaimlerChrysler’s Chrysler division and Ford in 1989, and Honda in 2002.  Over the past few years, we have strengthened our relationships with many of our other Drivetrain Business customers, as evidenced by the award of new business with Honda, Ford, Jaguar, and Isuzu.  We believe that we are the largest provider of remanufactured transmissions to DaimlerChrysler, Ford and Honda for light vehicles in North America.

All of our facilities that remanufacture transmissions for OEMs have QS-9000 or ISO-9000 certification, a complete quality management system developed for manufacturers who subscribe to the ISO 9002 quality standards.  The system is designed to help suppliers, such as us, develop a quality system that emphasizes defect prevention and continuous improvement in manufacturing processes.

Our Logistics Business

Our Logistics Business provides a number of value-added services that generate operational efficiencies for our customers through the outsourcing of certain supply chain functions.  Specifically, our Logistics Business provides value-added warehousing and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services.  We generally do not take ownership of inventory.  As a result, we do not face the risk of inventory obsolescence and we require relatively less working capital than logistics service providers who take ownership of inventory.  Our business model is “asset-light” in that we do not make substantial capital investments in transportation facilities and equipment.  We believe this asset-light business model increases our flexibility and allows us to generate significant free cash flow.  Our principal customers are currently in the consumer electronics and automotive industries and include Cingular, Delphi, Visteon, GM, Ford and Mazda.  Logistics Business segment sales accounted for 26.4%, 24.0%, 29.1%, 27.6%, and 24.7% of our 2004, 2003, 2002, 2001, and 2000 net sales, respectively.

We determine our logistics process in close consultation with our customers.  Our information technology systems allow rapid integration with our customers’ systems and, in conjunction with our customized processes, help us to meet demanding logistics and repair requirements.  By improving our customers’ inventory turns and speed of repair and refurbishments, as well as enabling our customers to realize value from returned products, we believe we help our customers increase their profitability, reduce their capital investments and enhance their opportunities for growth.  We customize our products and services to meet the specific individual needs of customers instead of offering one standard suite of products and services.

Our logistics customers market and distribute complex and serialized consumer electronics such as cellular phones, wireless devices, navigation devices, and light vehicle audio systems and instrument clusters.  As part of our service offering, we remanufacture, repair and distribute light vehicle audio systems and instrument and display clusters for Delphi, Visteon, GM and Mazda, and various mobile electronics products, such as navigation systems, primarily for Delphi and GM.  We also offer returned material reclamation and disposition services to assist customers with the management of their dealer parts inventory, thereby reducing the customers’ parts costs and assisting them in being more environmentally responsible.  Under this program, various points in the customer supply chain send their excess and obsolete parts inventory to our facility in Oklahoma City.  We then sort the parts and redistribute the useful parts on behalf of the customer to other dealers to fill back orders or to the customer’s product distribution centers for restocking.  Parts that are no longer useful are scrapped and recycled.  The parts remain the property of the customer, and we receive a fee for our redistribution services.  Additionally, we provide certain core management and disposition services.

We provide bulk and direct fulfillment of cellular telephones to Cingular and its partners.  We deliver products both to Cingular retail locations and directly to individuals who order a cellular phone, and provide inventory tracking and management, process all warranty-service exchanges and perform handset testing and repair.  Growth in our Logistics Business has largely been with Cingular (historically through AT&T Wireless, which was acquired by Cingular in October 2004).  Since Cingular’s acquisition of AT&T Wireless, we have been designated to launch additional business with Cingular, expanding on certain lines of service we previously provided to AT&T Wireless.  We expect these services to grow in 2005 and to offset the loss of accessory packaging services that we previously provided to AT&T Wireless.  In addition to new business from Cingular, we signed agreements with a number of new logistics customers in 2004 that we expect should generate additional sales in 2005.

Industry Background

Automotive Aftermarket

Demand for replacement or repair of drivetrain products is a function of numerous factors, such as the number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle.  Within this overall market, factors that influence demand for our remanufactured products, when compared to repair services, include product complexity, OEM warranty policies governing repair-versus-replace decisions made by their dealers, and the length of warranty periods.  In addition, we believe increasing demand for our remanufacturing services, when compared to repair services, is also driven by the relatively limited number of qualified repair technicians and repair test equipment, and the increase in customer service demands.  The demand for our products is generally not tied to the cyclical nature of new light vehicle sales.

We supply our products to the automotive aftermarket, which consists of parts and services for light vehicles after their original purchase.  According to the Frost & Sullivan report dated February 2005, the drivetrain replacement and repair component of this market, including both engines and transmissions, totaled approximately $4.4 billion in 2004 and is expected to grow at a compound annual rate of 4.6% from 2004 to 2011 due to the increasing number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle.  We derive the majority of our Drivetrain Business sales from the replacement of automatic transmissions.  According to Frost & Sullivan, this subset of the drivetrain replacement and repair market was approximately $2.7 billion in 2004, and is forecast to grow at a compound annual growth rate of 6.2% from 2004 to 2011.

Remanufacturing Process

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

In our remanufacturing process, we generally obtain used transmissions and engines (“cores”) from our customers or their designated suppliers.  We then sort the cores by vehicle make and model and either place them into immediate production or store them until needed.  In the remanufacturing process, we evaluate the cores, disassemble them into their component parts and inspect, clean, refurbish and test the components that can be incorporated into the remanufactured product.  We replace components that we determine to be not reusable or repairable with other remanufactured or new components.  We conduct inspection and testing at various stages of the remanufacturing process, and we test each finished assembly on equipment designed to simulate performance under operating conditions.  After testing, we generally package completed products for immediate delivery.

There are four primary benefits of using remanufactured components in the repair of vehicles:

•                   First, costs to the customers associated with remanufactured assemblies generally are substantially less than costs associated with either assemblies that have been rebuilt by the dealer following a severe failure or new assemblies.  This is due primarily to our lower labor costs and our use of high volume manufacturing techniques and salvage methods that enable us to refurbish and reuse a high percentage of original components.  The cost savings produced by remanufactured assemblies help our customers manage their warranty expenses.

•                   Second, remanufactured assemblies are generally of consistent high quality due to the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures we employ in remanufacturing.  By contrast, the quality of rebuilt assemblies generally is less consistent because it is heavily dependent on the skill level of the particular mechanic as well as the availability of adequate tooling and testing equipment.   For warranty repairs, consistent quality is important to the customer providing the applicable warranty, because once installed, the remanufactured product is usually covered by the customer’s warranty for the balance of the original warranty period.

•                   Third, replacement of a component with a remanufactured component generally takes considerably less time than the time needed to rebuild the component, thereby significantly reducing the time the vehicle is at the dealer or repair shop and allowing the dealer and repair shops to increase their volume of business.

•                   Fourth, the environmental benefits of remanufacturing may be significant.  We annually re-process thousands of tons of materials that would otherwise have been discarded.  Remanufacturing in our facilities, when compared to rebuilding at various dealers, generally results in a more efficient reuse of parts and a more controlled recycling of scrap materials and excess fluids.  This in turn leads to associated cost savings and benefits to customers that are increasingly focused on environmental compliance issues.

Logistics Industry

Logistics can generally be defined as the management and transportation of materials and inventory throughout the supply chain as well as the provision of value-added services such as assembly, packaging, programming, testing and repair.  The logistics industry has expanded rapidly over the last 15 years due to dramatic improvements in technology, increased demand in customer service requirements, and the significant value proposition provided to companies by third party logistics (3PL) providers.  As more companies focus on core competencies, many companies have decided to outsource the management of all or part of their supply chain as a means to reduce costs, increase asset and labor flexibility and improve customer service.  As a result, 3PL providers have become extensively involved in the full range of customer supply chain functions.  The operational efficiencies of a 3PL provider enable companies to reduce investments in facilities, information technology, inventory and personnel.  Third-party services include turnkey supply chain services, such as order fulfillment, product labeling and packaging, inventory and warehouse management, product return, refurbishment and repair, electronics equipment testing, reverse logistics and the physical movement of goods. According to Armstrong & Associates, Inc., the 3PL market grew at a 14.1% compound annual rate from $45.3 billion in 1999 to $76.9 billion in 2003.

We compete in the value-added warehousing market, a subset of the 3PL market, which we believe is fragmented, with no dominant industry player, and growing rapidly.  According to the Armstrong & Associates, Inc. report dated December 2004, this market size was estimated to be $19.8 billion of gross revenues in 2003.

Our Competitive Strengths

We believe we offer products and solutions that improve our customers’ profits and operations as a result of our competitive strengths, which include the following:

Customized Service Offering

We are recognized by our customers for our high level of service and our flexibility in providing product and service solutions.  Our logistics approach involves our team of specialists who work with the client to understand the specific deliverables required by that client, understand communication points within the supply chain, design solutions, establish operational and business metrics, eliminate waste and improve efficiencies.  We offer a broad array of products and services to our logistics customers, which allows us to work with the customer to customize our products and services to meet the specific individual needs of the customer instead of offering one standard suite of products and services.  We believe our “One-Size-Fits-One” approach helps us attract and retain customers.  For instance, for Cingular, our supply chain management services include product warranty and returns, order entry processing, testing and repair, warehousing, picking, kitting, customized packaging, shipping and delivery of wireless handsets, including wireless data devices.  Our integrated logistics services also include inventory management and private labeling.  We have strong customer relationships and have secured additional new business from our existing customers, including Honda, Cingular, Ford and the European divisions of Ford.

High Quality Through Engineering and Technical Know-How

Our remanufactured products are of consistent high quality due to the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures employed in our remanufacturing processes.  We partner with our customers to design processes that help ensure that our remanufacturing of complex products such as automatic transmissions, valve bodies, torque converters, engines and automotive electronics replicates OEM quality and test procedures.  Our remanufacturing process is completed by testing products using state-of-the-art equipment such as sophisticated test stands that enable us to replicate OEM test procedures.  We are committed to upholding the quality of our customers’ products and hold QS-9000 Certification, ISO-9000 Certification and Ford’s Q1 Certification.  We monitor our procedures and processes, which allows us to identify and to quickly correct situations that could impact our product quality.  We have a team of engineers dedicated to enhancing and adding new products, sharing innovative solutions and reducing our customers’ expenses.  Our engineering capabilities include developing new products and assisting in our customers’ parts program acceleration activities.

Information Technology Capabilities

We use information technology to help meet customers’ needs in product security and confidentiality, product qualification and identification, inventory management, interactive electronic communication, as well as providing customers with solutions for their supply chain management, reverse logistics, product tracking and product history needs, while maintaining service and quality levels.  Our use of information technology allows us to provide flexible, accurate, customized logistics solutions to help meet customer requirements while providing full visibility across the supply chain.  Our solutions can reduce customer-required investment in information technology, and can improve the efficiency of our customers’ inventory and supply chains by providing enhanced traceability and visibility of inventory, resulting in market-leading performance metrics and improved customer profitability.  In addition, our information technology systems allow for rapid integration with our customers’ systems, enhancing the quality of our services.

Strong, Experienced Management Team

Our executive and operations management team has extensive experience.  Our Chief Executive Officer, Donald T. Johnson, Jr., who joined us in January 2004, has 31 years of experience in the logistics and automotive industries, including five years as Global Director of Parts, Supply and Logistics for Ford and 26 years within Caterpillar’s Parts and Service and Logistics organizations where he became Vice President, Caterpillar Logistics. Our Vice President and Chief Financial Officer, Todd R. Peters, who joined us in March 2004, has 20 years of financial, acquisition and integration, and automotive operations experience.  The President of our ATC Logistics Business, William L. Conley, Jr., has 26 years of logistics experience, and the Vice President of our North American Remanufacturing Operations, Brett O. Dickson, has 15 years of operational and supply chain management experience.

Our Growth Strategies

Our strategy is to be a valued partner that provides remanufacturing, logistics and repair services for customers that distribute high-value, complex products.

Growth Within Our Drivetrain Business

Expand Our Addressable Market.

•                    We recently augmented our business and product development teams and are working to identify new products and processes that enable us to compete for additional businesses with our OES dealer customers, including penetrating the transmission repair market.  For example, we are working with certain of our OES customers to develop a transmission repair kit product that we will market for their use with failed transmissions that are repaired rather than replaced.  The transmission repair kit contains subassemblies and related parts that will be used to repair a transmission component.  The transmission repair kit is a collection of new parts and remanufactured subassemblies that will enable repair service outlets to exchange worn internal components of the transmission with factory tested manufactured components that are already subassembled and easy to install.  We believe that this product will offer repair service outlets substantial time and labor savings in transmission repair.  The kit program will enable us to realize revenue in the repair sector of the drivetrain replacement and repair market, expanding our revenue base beyond the replacement sector.  We expect to introduce our first product offering in the transmission repair market in the first half of 2005.

•                    We believe we are well positioned to increase our sales to other OES dealer channels and to the independent aftermarket.   We continue to implement our strategy to penetrate the independent aftermarket, which we believe is more than double the size of our OES market.  We believe that most post-warranty repairs are performed by aftermarket repair specialists, rather than by OEM dealers, and that these aftermarket repair specialists are currently confronted with a relatively limited number of qualified repair technicians.  In July 2001, we began a program with the National AAMCO Dealers Association (“NADA”), which represents most of the AAMCO dealers across the United States.  Under this program, we provide select remanufactured domestic transmissions to AAMCO dealers through their regional distribution centers under the PROFormance brand name and various incentives for dealers to purchase remanufactured transmissions directly from us.  We believe that the AAMCO dealers represent a substantial portion of the post-warranty transmission repair market in the United States.  In October 2002, our initial one-year contract with NADA was renewed for a five-year term.  Our strategy remains in its early stages, but we have succeeded in developing relationships with customers such as AAMCO dealers, AutoZone and Cottman Transmission, as well as numerous regional wholesale distributors and independent transmission repair shops.

•                    We are seeking drivetrain remanufacturing opportunities in markets outside our primary light vehicle aftermarket, such as the commercial vehicle and marine markets.  We believe that our expertise in drivetrain remanufacturing will be directly transferable to these other markets over time.  We believe these other markets present opportunities as they have less developed remanufacturing capabilities.

Grow Sales to North American Transplant OES Customers.  Foreign automobile manufacturers with manufacturing operations in the United States (transplants) have increased their share of North American light vehicle production from approximately 16% in 1992 to approximately 28% in 2004 and this trend is expected to continue.  We continue to target transplant OES customers, many of which currently remanufacture their drivetrain products internally or overseas.  We believe that we can demonstrate to these potential customers the benefits of outsourcing their drivetrain remanufacturing business to us.  For example, in 2002, we began a program to supply remanufactured drivetrain products to Honda.  As a result of our demonstrated ability to improve quality, enhance reliability and reduce costs for Honda, we believe we now serve a majority of Honda’s North American demand for remanufactured automatic transmissions. Furthermore, we believe our success with Honda will enhance our efforts to pursue additional business with Honda and attract other transplant OES customers.

Expand Our International Presence.  In 2004, we generated approximately 92% of our total net sales in North America.  We believe that our expertise in drivetrain remanufacturing will be directly transferable to foreign markets, which generally have a less developed drivetrain remanufacturing market than North America.  As such we are actively pursuing additional opportunities with both new and existing customers to provide remanufacturing services in both Europe and Asia.  We believe that these areas represent an opportunity for growth and we are currently working to develop programs with OEMs in the growing Chinese automotive market (where we do not currently have a presence) and to strengthen our relationships with foreign customers in Europe by leveraging our manufacturing facility and gas and diesel engine capabilities in the United Kingdom.  We continue to explore opportunities in the global automotive industry for our products and services in order to capture new business opportunities and improve profitability. See Item 8. "Consolidated Financial Statements and Supplementary Data—Note 18. Segment Information."

Growth Within Our Logistics Business

Target New Customers and Broaden Services Provided to Customers.  We believe we are well positioned to capitalize on growth in the 3PL services market, particularly with existing and new customers in the consumer electronics and light vehicle industries, by offering customized, reliable and cost effective solutions for customers with complex logistics requirements involving high-value products.  We plan to leverage our existing relationships with automobile OEMs into new logistics customer relationships.  We believe that the cost savings and environmental benefits provided by our material recovery business will be attractive to other OEMs.  In 2003, GM converted a pilot material recovery program into a full scale national program.  In 2004, we were awarded new logistics business that we expect to generate more than $30 million of annualized revenue.  We recently expanded our business development and marketing teams and are more actively marketing our offerings to new and existing customers.

We intend to increase penetration of our existing Logistics Business customer base by broadening our offering of Logistics products and services and by marketing our core competencies as solutions to our customers’ needs.  Under our “One-Size-Fits-One” philosophy, we will continue to leverage our broad range of services to target new customers that provide serialized products across a variety of industries and provide them with customized products and services to meet their specific needs instead of offering one standard suite of products and services.  We also intend to leverage our core competencies in logistics and electronics remanufacturing by working with our existing and new customers to identify products and services where we can add value in satisfaction of our customers’ specific needs.  We intend to further expand our penetration of the market for logistics services and electronics repair through the addition of other wireless carriers to our customer base and through penetration into other vertical markets.  We have also identified and targeted several new market segments, including additional classes of consumer electronics.

Additional Corporate Initiatives

Leverage Operating Efficiency and Productivity Gains.  We regularly evaluate our operating efficiency and productivity in order to increase our profitability and cash flows.  Over the last four years, we have completed numerous lean manufacturing, six sigma and continuous improvement projects that have resulted in significant cost savings and increased capacity utilization.  Our “Lean and Continuous Improvement” program has helped us achieve dramatic margin improvements and further enhancement of quality.  We believe there are additional opportunities to further improve our cost base and increase earnings.

Selectively Pursue Acquisitions.  We have a proven ability to effect and integrate acquisitions.  From time to time we evaluate potential acquisitions of complementary businesses that we believe will broaden our product offerings, diversify our customer base or provide us access to new markets.  We have established criteria by which we evaluate potential acquisitions, which we use to identify and pursue only those that we believe will enhance long-term shareholder value.  We have made various acquisitions in the past and, to the extent suitable acquisition candidates, acquisition terms and financing are available, we intend to pursue acquisitions in the future.

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

Employees

As of December 31, 2004, we had approximately 2,700 full-time and temporary employees.  We believe our employee and labor relations are good.  We have not experienced any work stoppage to date and currently none of our employees is represented by a labor union.

Compensation for our employees is partially incentive based, in particular for our employees in our Logistics Business.

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

One of our former subsidiaries, RPM, leased several facilities in Azusa, California located within what is now the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site.  The entity that leased the facilities to RPM has been identified by the United States Environmental Protection Agency (“EPA”), as one of approximately nineteen potentially responsible parties (“PRPs”), for environmental liabilities associated with the Superfund Site.  The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA” or “Superfund”) provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from PRPs.  PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators.  As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs.  As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard.  The EPA has preliminarily estimated that it will cost in excess of $200 million to construct and operate for at least 15 years a complex series of remedial groundwater pumping and treatment systems for the part of the San Gabriel Valley Superfund Site within which RPM’s facilities, as well as those of many other potentially responsible parties, are or were located.  The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with this Superfund Site could be assessed.  RPM moved all manufacturing operations out of the San Gabriel Valley Superfund Site area in 1995.  Currently, a group of eight PRPs (which does not include the entity that leased the facility to RPM) is paying for the construction of the required remedial systems.  Since July 1995, RPM’s only real property interest in this area has been the lease of a 6,000 square foot storage and distribution facility.  We have not been named by the EPA as a PRP for the Superfund Site and, based on our limited connection with the site, we do not believe that we are likely to be identified as such in the future.  Furthermore, the acquisition agreement by which we acquired the assets of RPM in 1994 and the leases pursuant to which we leased RPM’s facilities after we acquired the assets of RPM expressly provide that we did not assume any liabilities for environmental conditions existing on or before the closing of the acquisition, although we could become responsible for those liabilities under various legal theories.  We are indemnified against any such liabilities by the company that sold RPM to it as well as the shareholders of that company, although we have no information regarding the current financial condition of these indemnitors and there can be no assurance that we would be able to make any recovery under the indemnification provisions.  While there can be no assurance, we believe that we will not incur any material liability as a result of RPM’s lease of properties within the San Gabriel Valley Superfund Site.

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

Segment Reporting

We have two reportable segments: the Drivetrain Remanufacturing segment and the Logistics segment.  Our independent aftermarket business is reflected as "Other" and is not reportable for segment reporting purposes.  See Item 8. "Consolidated Financial Statements and Supplementary Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Certain Factors Affecting the Company

We rely on a few major customers for a significant majority of our business and the loss of any of those customers, significant changes in prices or other terms with any of our major customers, or changes to our customers' warranty policies, could reduce our net income and operating results.

A few customers account for a significant majority of our net sales each year.  In 2004, we had four customers that individually accounted for more than 10% of our net sales.  Ford accounted for 29.6%, 38.6% and 39.2% of our net sales for 2004, 2003 and 2002, respectively, Cingular (primarily through AT&T Wireless) accounted for 22.3%, 17.2% and 19.6% of our net sales during 2004, 2003 and 2002, respectively, Honda accounted for 19.4%, 7.5% and less than 1% of our net sales during 2004, 2003 and 2002, respectively, and DaimlerChrysler accounted for 14.7%, 20.6% and 23.7% of our net sales in 2004, 2003 and 2002, respectively.  If we lose any of these customers, or if any of them reduces or cancels a significant order, our net sales and operating results could decrease significantly.

Our significant OEM customers generally require that their dealers using remanufactured products for warranty application use only products from approved suppliers. Although we are a factory approved supplier of our customers, they generally are not obligated to continue to purchase our products and may switch some or all of their business to other suppliers in the future and we may not be able to maintain or increase our sales to them.  Most of our contracts or arrangements with our customers are terminable by the customer subject to a notice period that ranges from 90 days or less to 180 days.  Pursuant to such a contract, in September 2004, General Motors notified us that they would resource all our remanufactured transmission production effective as of October 15, 2004.  In addition, we periodically renegotiate the prices and other terms of our products with our customers.  For instance, in 2003 we negotiated lower prices with AT&T Wireless and DaimlerChrysler in connection with the renewal and extension of their respective contracts.  Because of the short termination periods and periodic price negotiations, we cannot give any assurances of the stability of the demand or prices for our products and, therefore, our revenue streams.  Significant demand or price fluctuations could materially affect our business.

Since Cingular’s acquisition of AT&T Wireless, we have been working with Cingular as they rationalize their supply chain.  To date, this has resulted in the loss of the accessory packaging services that we previously provided to AT&T Wireless but has also resulted in the expansion of our core logistics services with Cingular.  This process will continue and could result in further gains and/or losses of business with Cingular.

Loss of a significant customer could also result in us incurring asset impairment charges and exit costs associated with the closure of the plant that serviced that customer.  In connection with the loss of the General Motors transmission business in 2004, we recorded goodwill and other asset impairment charges of $25.3 million and incurred $3.4 million of exit costs to close our idle Gastonia, North Carolina facility, where we had produced units for General Motors.

Within the last five years the standard new vehicle warranty provided by our customers has varied and shorter warranty periods could be implemented in the future.  Any shortening of warranty periods could reduce the amount of warranty work performed by dealers and reduce the demand for our products.  Additionally, our customers may vary their policies that determine when their dealers may use remanufactured products for warranty applications, which could reduce the demand for our products.  Our recent results, particularly in 2003, have been adversely affected by certain customers changing the policies that govern their dealer warranty repair-versus-replace decisions, which have resulted in dealers repairing more transmissions and consequently replacing fewer transmissions with remanufactured units.

Interruptions or delays in obtaining transmission cores and component parts could impair our business.

In our remanufacturing operations, we obtain used transmissions, engines and related components, commonly known as cores, which are sorted and either placed into immediate production or stored until needed.  The majority of the cores we remanufacture are obtained from OEMs.  Our ability to obtain cores of the types and in the quantities we require is critical to our ability to meet demand and expand production.  With the increasing acceptance in the aftermarket of remanufactured assemblies, the demand for cores has increased.  We have periodically experienced situations in which the inability to obtain sufficient cores has limited our ability to accept orders.  We may experience core shortages in the future.  In addition, from time to time, we experience shortages of components manufactured by our OEM customers that we require for our transmission remanufacturing process.  If we experience such shortages for an extended period of time, it could have a material adverse effect on our business and negatively impact our competitive position.

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

•                  consumers driving fewer miles per year due to high gasoline prices; and

•                  mild weather.

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

•                  longer time periods before remanufactured transmissions are introduced for use with a particular automobile; and

•                  pricing strategies.

Our Logistics Business is dependent on the strength of Cingular Wireless.

Cingular Wireless, which accounted for 84.5% of our Logistics segment net sales for 2004, operates in a highly competitive technology market.  The number of cell phones sold by Cingular, whether to new subscribers or as replacement phones to existing subscribers, is dependent on its ability to keep pace with technological advancements and to provide service programs and prices that are attractive to current and potential customers.  Our Logistics net sales to Cingular is substantially related to the number of phones sold by Cingular.  Consequently, any material decrease in phones sold by Cingular will materially and adversely affect our Logistics net sales.

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

The trading price of our common stock has been volatile and can be expected to be affected by factors such as:

•                  quarterly variations in our results of operations, which may be impacted by, among other things, price renegotiations with, or loss of, our customers;

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

In addition to the factors listed above affecting us, our competitors and the economy generally, the stock price of our common stock may be affected by any significant sale of shares by our principal stockholders.  As of February 11, 2005, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. collectively owned 5,864,687 shares of our common stock.  Any significant sales by the Aurora partnerships of these shares could have a negative impact on our stock price.

Our future operating results may fluctuate significantly.

We may experience significant variations in our future quarterly results of operations.  These fluctuations may result from many factors, including the condition of our industry in general and shifts in demand and pricing for our products.  Our operating results are also highly dependent on our level of gross profit as a percentage of net sales.  Our gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control. These factors include:

•                  pricing strategies;

•                  changes to our customers' warranty policies;

•                  changes in product costs from vendors;

•                  the risk of some of the items in our inventory becoming obsolete;

•                  the availability and quality of cores;

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

From time to time, labor unions have indicated their interest in organizing a portion of our workforce.  Given that our OEM customers are in the highly unionized automotive industry, our business is likely to continue to attract the attention of union organizers.  While these efforts have not been successful to date except in the case of our former Mahwah, New Jersey facility (which we closed in December 2003), we cannot give any assurance that we will not experience additional union activity in the future.  Any union organization activity, if successful, could result in increased labor costs and, even if unsuccessful, could result in a temporary disruption of our production capabilities and a distraction to our management.

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

An element of our growth strategy is the acquisition and integration of complementary businesses in order to broaden product offerings, capture market share and improve profitability.  We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, obtain financing on acceptable terms or reach mutually agreeable terms with acquisition candidates.  The negotiation of potential acquisitions as well as the integration of an acquired business could require us to incur significant costs and cause diversion of our management’s time and resources.  Future acquisitions by us could result in:

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

As of December 31, 2004, our outstanding indebtedness was $112.4 million, and we had cash and cash equivalents on hand of $18.1 million.  We expect that our indebtedness may increase substantially from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions.  Our consolidated indebtedness level could materially affect our business because:

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

As of February 11, 2005, the Aurora partnerships held approximately 28% of our voting power, and two of the nine members of our Board of Directors are affiliated with the Aurora partnerships.  As a result, they are able to exercise substantial influence over us.  As a result, it may be more difficult for a third party to acquire us.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13. “Certain Relationships and Related Transactions.”

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

Available Information

Our internet website is www.goatc.com.  We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings we make with the Securities and Exchange Commission as soon as reasonably practicable.  This information may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission also maintains an internet website that contains reports, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. We will provide a copy of any of the foregoing documents to shareholders upon request.  The contents of our website are not part of this annual report.

ITEM 2.                             PROPERTIES

We conduct our business from the following facilities:

Location	Approx. Sq. Feet	Lease Expiration Date	Products Produced/Services Provided
Springfield, MO	280,800	2008	transmissions, transfer cases and assorted components (1)
Springfield, MO	200,000	2006	engines and transmissions (2)
Oklahoma City, OK	100,000	2019	transmissions, transfer cases and assorted components (1)
Oklahoma City, OK	200,000	owned	transmissions (1)
Oklahoma City, OK	94,000	2008	returned material reclamation and disposition, core management (3)
Carrollton (Dallas), TX	39,000	2006	radios, telematics and instrument and display clusters (3)
Ft. Worth, TX	221,000	2008	cellular phone and accessory distribution (3)
Ft. Worth, TX	108,000	2005 (4)	cellular phone accessory packaging, returns processing, test and repair (3)
Grantham, England	120,000	owned	engines and related components (1)

(1)          This facility is used by the Drivetrain Remanufacturing segment.

(2)          This facility is used by our Independent Aftermarket business.

(3)          This facility is used by the Logistics segment.

(4)          This facility is being replaced with a new 208,000 square foot facility in Fort Worth.  The lease for the new facility expires in 2010.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 2004.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the Nasdaq National Market under the symbol “ATAC” since our initial public offering in December 1996.  As of February 11, 2005, there were approximately 64 record holders of our common stock.  The following table sets forth for the periods indicated the range of high and low sale prices of the common stock as reported by Nasdaq:

	High	Low
2004
First quarter	$15.50	$13.08
Second quarter	17.30	13.98
Third quarter	16.75	11.35
Fourth quarter	18.36	12.01
2003
First quarter	$15.75	$8.91
Second quarter	12.35	6.51
Third quarter	13.50	9.80
Fourth quarter	15.60	11.29

On February 11, 2005, the last sale price of our common stock, as reported by Nasdaq, was $14.82 per share.

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

ITEM 6.                             SELECTED FINANCIAL DATA

The selected financial data presented below with respect to the statements of income data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent registered public accounting firm, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto.  The selected financial data with respect to the statements of income data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000, are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent registered public accounting firm, but are not included herein.  The data provided should be read in conjunction with the Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included in this Annual Report.  During the fourth quarter of 2004, the Company disposed of an operating unit from its Drivetrain Remanufacturing segment which remanufactured transmissions for General Motors.  This business, along with our Distribution Group subsidiary, which was sold in October 2000, are classified as discontinued operations and are excluded from the selected financial data presented below.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statements of Income Data:
Net sales	$395,577	$339,709	$392,453	$381,633	$361,442
Cost of sales	293,630	244,997	256,621	248,362	241,379
Exit, disposal, certain severance and other charges (1)	—	200	—	216	9,134
Gross profit	101,947	94,512	135,832	133,055	110,929
Selling, general and administrative expense	51,598	50,987	56,618	57,315	55,122
Amortization of intangible assets	125	299	333	4,376	4,602
Exit, disposal, certain severance and other charges (credits) (1)	4,031	8,273	(277)	5,114	23,450
Income from operations	46,193	34,953	79,158	66,250	27,755
Interest income	2,658	2,863	2,769	1,524	234
Interest expense	(7,271)	(8,169)	(12,280)	(22,377)	(24,770)
Other income (expense), net	170	371	(491)	747	(60)
Redemption of senior notes	—	—	(3,022)	—	—
Termination of credit facility	—	—	(1,480)	—	—
Income tax expense	(14,955)	(11,146)	(22,174)	(17,517)	(1,473)
Income from continuing operations (2)	$26,795	$18,872	$42,480	$28,627	$1,686
Income from continuing operations per diluted share (3)	$1.25	$0.77	$1.76	$1.36	$0.08
Shares used in computation of income from continuing operations per diluted share (3)	21,411	24,486	24,119	21,059	21,163

Other Data:
Capital expenditures	$11,081	$13,439	$12,476	$13,256	$11,380

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,085	$59,628	$65,504	$555	$2,035
Working capital, continuing operations	103,879	119,062	132,053	50,527	53,211
Property, plant and equipment, net	52,835	55,022	52,910	51,211	44,930
Total assets	389,995	447,284	448,085	395,969	406,827
Current and long-term debt outstanding	112,406	127,351	164,613	197,789	227,511
Long-term liabilities, less current portion	122,225	134,545	159,561	181,694	213,537
Total stockholders’ equity	186,373	229,251	206,435	109,335	80,239

(1)          See Item 8. “Consolidated Financial Statements and Supplementary Data-Note 20” for a description of exit, disposal, certain severance and other charges (credits).

(2)          Income from continuing operations for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 excludes gain (loss) from discontinued operations, net of income taxes, of $(21,019), $1,639, $3,947, $(59) and $(98,569), respectively.

(3)          See Item 8. “Consolidated Financial Statements and Supplementary Data-Note 14” for a description of the computation of earnings per share.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

†The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report.  See Item 8. “Consolidated Financial Statements and Supplementary Data.”

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this Annual Report.

Discontinued Operations

In 2004, General Motors resourced its remanufactured transmission program from our facility located in Gastonia, North Carolina, and correspondingly, we closed this facility.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, upon the abandonment of the facility in the fourth quarter of 2004, the operations of this business have been reflected in the accompanying consolidated financial statements and management’s discussion and analysis as discontinued operations.

Overview

Operations.  We provide remanufacturing, third-party logistics and electronics repair services to the light vehicle aftermarket and consumer electronics industries.  Through our Drivetrain Business, we provide customized remanufacturing services focused on complex light vehicle drivetrain products, such as automatic transmissions and engines, that are primarily sold through the service, repair and parts organizations of our customers.  Through our Logistics Business, we offer value-added supply-chain services to the consumer electronics and light vehicle aftermarket industries, including fulfillment, returns management, reverse logistics, repair and other related services.  We generally provide our services under contractual relationships with customers that distribute high-value, complex products.

Demand for replacement or repair of drivetrain products is a function of numerous factors, such as the number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle.  Within this overall market, factors that influence demand for our remanufactured products, when compared to repair services, include product complexity, OEM warranty policies governing replace versus repair decisions made by their dealers, and the length of warranty periods.  In addition, we believe demand for our remanufacturing services, when compared to repair services, is also increased by the relatively limited number of qualified repair technicians and repair test equipment, and the increase in customer service demands.  The demand for our products is not tied to the cyclical nature of new light vehicle sales.  In late 2002 and early 2003, certain of our domestic automotive OEM customers increased their focus on the reduction of near-term warranty costs, which resulted in revisions to their policies impacting warranty repair-versus-replace decisions that negatively impacted demand for our remanufactured drivetrain products as dealers replaced fewer transmissions with remanufactured units.  We believe that any material impact related to these policy decisions has been reflected in our results of operations for the year ended December 31, 2004 and further material reductions in demand for our products as a result of these policy decisions are not anticipated.

Our Drivetrain Business has been our primary business since our formation.  For the year ended December 31, 2004, net sales from our Drivetrain Remanufacturing segment was $271.2 million, or 68.6% of our total net sales.  In addition, we also sell remanufactured transmissions and engines to independent aftermarket customers domestically.  For the year ended December 31, 2004, net sales from this portion of our business, which is not a reportable segment, was $20.0 million, or 5.1% of our total net sales.  We believe the independent aftermarket represents a growth opportunity for our remanufactured drivetrain products and have active programs targeted at further penetration of this market.

Our Logistics Business provides a number of value-added services that generate operational efficiencies for our customers through the outsourcing of certain supply chain functions.  Specifically, our Logistics Business provides value-added warehousing and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services.  We generally do not take ownership of inventory.  As a result, we do not face the risk of inventory obsolescence and we face relatively less working capital needs than other logistics service providers who take ownership of inventory.  Additionally, we do not make substantial capital investments in transportation equipment or facilities.

Sales and growth in our Logistics segment have largely: (i) been related to services we provide for Cingular Wireless (historically through AT&T Wireless, which was acquired by Cingular in October 2004), (ii) been dependent on demand for cellular phones and services and Cingular’s share of cellular service volume and (iii) benefited from upgrades in cellular telephone technology through increased replacement demand for more advanced handsets, from any increases in the number of Cingular’s subscribers and from any expansion of our service offerings.  In mid-2003, shifts in supply chain management strategy by AT&T Wireless resulted in their decision to consolidate their printing requirements and re-source the bulk fulfillment of their collateral (marketing) materials from us to the printer of those materials.  Since Cingular’s acquisition of AT&T Wireless, we have been designated to launch additional business with Cingular, expanding on certain lines of service previously provided.  These services are expected to grow in 2005 but will be partially offset by the loss of the accessory packaging services that we had previously provided to AT&T Wireless.  In addition to new business from Cingular, we have signed agreements with a number of new logistics customers in 2004 that are expected to generate additional sales in 2005.  We continue to believe our Logistics Business represents a key growth opportunity and we are actively pursing customer diversification.  For the year ended December 31, 2004, net sales from our Logistics Business was $104.4 million, or 26.4% of our total net sales, of which Cingular (including AT&T Wireless) accounted for 84.5%.

Financing.  On December 16, 2003, we initiated a tender offer to purchase up to 2,638,500 shares of our outstanding common stock at a price not greater than $15.75 per share and not less than $13.00 per share.  In addition, we agreed to purchase up to 1,169,409 shares at the final tender offer price from two of our significant stockholders, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P., who did not participate in the tender offer.  The maximum number of shares to be purchased in the tender offer and from the Aurora partnerships represented 15.7% of our outstanding common stock.  The tender offer was over-subscribed, with 3,538,544 shares being tendered and not withdrawn, and on January 26, 2004 we completed the purchase of 74.56% of the total shares tendered, at the price of $15.75 per share.  On February 10, 2004, we completed the purchase of the 1,169,409 shares from the Aurora partnerships at the same price as the final tender offer price of $15.75 per share.  The cost of these repurchases totaled $60.0 million plus approximately $1.2 million of fees and expenses and was funded with available cash on hand.  On February 10, 2004, immediately following the repurchase of the shares from the Aurora partnerships, we had total debt outstanding of $127.3 million, cash and cash equivalents on hand of $6.5 million and $36.9 million available to borrow on our $40.0 million revolving credit facility.

Components of Income and Expense

Net Sales.  In our Drivetrain Remanufacturing segment and independent aftermarket business, we recognize sales, primarily from the sale of remanufactured transmissions and remanufactured engines, at the time of shipment to the customer and, to a lesser extent, upon the completion or performance of a service.  In our Logistics segment, sales are primarily related to providing:

•                  value-added warehouse and distribution services;

•                  turnkey order fulfillment and information services;

•                  returned material reclamation, disposition, test and repair services;

•                  core management services; and

•                  automotive electronic components remanufacturing and distribution services,

and are generally recognized upon completion or performance of those services.

Cost of Sales.  Cost of sales represents the actual cost of purchased components and other materials, direct labor, indirect labor and warehousing cost and manufacturing overhead costs, including depreciation, utilized directly in the production of products or performance of services for which sales have been recognized.

Selling, General & Administrative Expense.  Selling, general and administrative (“SG&A”) expenses generally are those costs not directly related to the production process or the performance of a service  generating sales and include all selling, marketing and customer service expenses as well as expenses related to general management, finance and accounting, information services, human resources, legal, and corporate overhead expense.

Amortization of Intangible Assets.  Expense for amortization of intangibles primarily relates to the amortization of definite lived intangible assets.

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

Critical Accounting Policies and Estimates

Our financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions.  We believe that the following are some of the more critical judgmental areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due.  Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements. For the years ended December 31, 2004, 2003 and 2002, our write-offs were approximately $1.3 million, $10 thousand and $0.2 million, respectively. As of December 31, 2004, we had $51.3 million of accounts receivable, net of allowance for doubtful accounts of $0.8 million.

Inventory Valuation.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2004, 2003 and 2002, we recorded a charge (income) for excess and obsolete inventory of approximately $2.0 million, $1.2 million and $(0.3) million, respectively.  As of December 31, 2004 we had inventory of $80.6 million, net of a reserve for excess and obsolete inventory of $6.4 million.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures. For the years ended December 31, 2004 and 2003, we (i) recorded reserves for estimated warranty costs of approximately $5.6 million and $4.6 million, respectively and (ii) paid and/or settled warranty claims of approximately $6.2 million and $4.4 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required. Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets.  Effective with the adoption of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, however they are tested annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired, and if the carrying value is greater than the fair value an impairment loss is recorded.  Impairment is tested at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. As of December 31, 2004, we have recorded goodwill of approximately $148.6 million. See Item 8. "Consolidated Financial Statements and Supplementary Data - Note 16" for a discussion of the impairment related to our disposed operating unit.

Segment Reporting

We have two reportable segments: the Drivetrain Remanufacturing segment and the Logistics segment.  Our Drivetrain Remanufacturing segment primarily sells remanufactured transmissions directly to Ford, Honda, DaimlerChrysler and certain other foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured engines to certain European OEMs and domestically to DaimlerChrysler.  Through our Logistics segment, we are:

•     a provider of value-added warehouse, distribution and reverse logistics, test and repair services, turnkey order fulfillment and information services primarily for Cingular (historically through AT&T Wireless, which was acquired by Cingular in October 2004) and, to a lesser extent, certain other customers in the wireless electronics industry;

•     a provider of logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon; and

•     a provider of returned material reclamation and disposition services and core management services to General Motors and, to a lesser extent, Ford and Mazda.

Effective January 1, 2004, we revised our internal reporting to align with our current organization structure.  As a result, the operating activities of our independent aftermarket business, which remanufactures and distributes domestic and foreign engines and domestic transmissions to independent aftermarket customers, is now reflected as “Other” and is not reportable for segment reporting purposes.  Additionally, select transmissions are remanufactured at operating units included in our Drivetrain Remanufacturing segment and are transferred to our independent aftermarket business for sale into the independent aftermarket at a fixed unit price that approximates cost.  The results for the prior periods have also been adjusted to reflect this change.

We evaluate the performance of each segment based upon income from operations.  Our reportable segments and our independent aftermarket business are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels.

Results of Operations

On October 26, 2004, AT&T Wireless, which represented 20.2%, 17.1% and 19.6% of our net sales for the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, respectively, was acquired by Cingular, which became one of our customers in late 2003.  In this “Results of Operations” discussion, references to AT&T Wireless and Cingular reflect the activity of those customers as if they were separate customers.

The following table sets forth financial statement data expressed in millions of dollars and as a percentage of net sales.

	Year Ended December 31,
	2004		2003		2002
Net sales	$395.6	100.0%	$339.7	100.0%	$392.5	100.0%
Gross profit	101.9	25.8	94.5	27.8	135.8	34.6
SG&A expense	51.6	13.0	51.0	15.0	56.6	14.4
Exit, disposal, certain severance and other charges (credits) (1)	4.0	1.0	8.5	2.5	(0.3)	(0.1)
Income from operations	46.2	11.7	35.0	10.3	79.2	20.2
Interest expense	(7.3)	(1.9)	(8.2)	(2.4)	(12.3)	(3.1)
Income from continuing operations	26.8	6.8	18.9	5.6	42.5	10.8

(1)          Includes $0.2 million of inventory write-downs classified as cost of sales in the statement of income for 2003.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Income from continuing operations increased $7.9 million, or 41.8%, to $26.8 million in 2004 from $18.9 million in 2003.  Income from continuing operations per diluted share was $1.25 in 2004 as compared to $0.77 in 2003.  Our results for 2004 included (i) exit, disposal, certain severance and other charges of $2.5 million (net of tax) and (ii) an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year.  For 2003, our results included exit, disposal, certain severance and other charges of $5.4 million (net of tax).  Excluding these items, income from continuing operations increased primarily as a result of:

•     the ramp-up of our Honda transmission remanufacturing program, growth in the logistics services we provided to AT&T Wireless, and other new business initiatives;

•     benefits from our on-going lean and continuous improvement program and other cost reduction initiatives; and

•     an increase in our base logistics volume with AT&T Wireless,

partially offset by:

•     price concessions provided in 2003 to certain customers in our Drivetrain Remanufacturing and Logistics segments in order to extend certain agreements;

•     a reduction in volume due to the run-out of certain programs in our Drivetrain Remanufacturing and Logistics segments, including the bulk collateral fulfillment program for AT&T Wireless (substantially completed during the third quarter of 2003), the Kia transmission remanufacturing program (substantially completed during the second quarter of 2003), the material recovery and core qualification programs for Ford (substantially completed during the second and third quarters of 2003, respectively), and an OnStar telematics modification program for Delphi and General Motors;

•     volume declines in our Drivetrain Remanufacturing segment due to the implementation in 2003 by certain of our OEM customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units;

•     a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program; and

•     inventory reductions at certain of our customers.

Net Sales.

Net sales increased $55.9 million, or 16.5%, to $395.6 million for 2004 from $339.7 million for 2003.  This increase was primarily due to the ramp-up of our Honda transmission remanufacturing program, AT&T Wireless test and repair program and other new business initiatives, increases in our base logistics volume with AT&T Wireless and increases in sales of remanufactured transmissions in the independent aftermarket, partially offset by:

•     a reduction in volume due to the run-out of certain programs in our Drivetrain Remanufacturing and Logistics segments, including the bulk collateral fulfillment program for AT&T Wireless, the Kia transmission remanufacturing program, the material recovery and core qualification programs for Ford, and an OnStar telematics modification program for Delphi and General Motors;

•     volume declines in our Drivetrain Remanufacturing segment due to the implementation in 2003 by certain of our OEM customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units;

•     a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program; and

•     price concessions provided in 2003 to certain customers in our Drivetrain Remanufacturing and Logistics segments in order to extend certain agreements.

Of our net sales for 2004 and 2003, Ford accounted for 29.6% and 38.6%, AT&T Wireless accounted for 21.1% and 17.1% (22.3% and 17.2% for Cingular/AT&T Wireless combined), Honda accounted for 19.4% and 7.5% and DaimlerChrysler accounted for 14.7% and 20.6%.

Gross Profit.

Gross profit increased $7.4 million, or 7.8%, to $101.9 million for 2004 from $94.5 million for 2003.  The increase was primarily the result of the factors described above under “Net Sales” combined with benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Primarily as a result of price concessions coupled with the mix of new business in our Logistics segment, gross profit as a percentage of net sales decreased to 25.8% for 2004 from 27.8% for 2003.

SG&A Expense.

SG&A expense increased $0.6 million, or 1.2%, to $51.6 million for 2004 from $51.0 million for 2003.  The increase was primarily the result of compensation expense related to our management incentive compensation program (which was zero in 2003), growth support costs in our Drivetrain Remanufacturing segment and independent aftermarket business and an increase in compliance costs associated with Section 404 of the Sarbanes-Oxley Act, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  As a percentage of net sales, SG&A expense decreased to 13.0% for 2004 from 15.0% for 2003.

Exit, Disposal, Certain Severance and Other Charges.

During 2004, we recorded $4.0 million ($2.5 million net of tax) of exit, disposal, certain severance and other charges including (i) $3.3 million of certain non-cash stock-based compensation costs related to modifications to unexercised stock options previously granted to our former Chief Executive Officer and Chief Financial Officer, per the provisions of the Financial Accounting Standards Board’s Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), (ii) $0.8 million of facility exit and other costs, (iii) $0.5 million of certain non-cash stock-based compensation costs related to the hiring of our new CEO, (iv) $0.3 million of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives, and (v) $0.3 million of relocation costs related to the hiring of our new CFO, partially offset by a gain of $1.2 million attributed to the reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability upon the finalization of an audit by the state tax authorities.

During 2003, we recorded $8.5 million ($5.4 million net of tax) of these costs including (i) $3.6 million for our Drivetrain Remanufacturing segment related to the closure of our Mahwah, New Jersey facility, consisting of $2.1 million of exit and other costs primarily associated with the relocation to a facility in Oklahoma City, $1.2 million for severance and related costs, $0.6 million related to the write-off of certain fixed assets and $0.2 million of inventory write-downs (classified as cost of sales), partially offset by income of $0.5 million related to the reversal of an accrual established during 2001 for expected idle capacity costs at this plant, (ii) $3.1 million consisting of $2.6 million of compensation costs payable to our former CEO and CFO and $0.5 million of costs related to the hiring of our new CEO and CFO, (iii) $1.3 million primarily related to severance and related costs associated with the streamlining of certain operations and the reorganization and de-layering of certain management functions, and (iv) $0.5 million primarily related to the write-down of certain customized software reflected as fixed assets within the Logistics segment.

We currently expect to record a total of approximately $0.6 million to $1.0 million of exit, disposal, certain severance and other charges during the first and second quarters of 2005, primarily related to activities in our logistics segment and independent aftermarket business.  As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems.  Implementation of any of these could require us to incur additional costs of a nature described above, which would be offset over time by the projected cost savings.

Income from Operations.

Income from operations increased $11.2 million, or 32.0%, to $46.2 million for 2004 from $35.0 million for 2003.  This increase was primarily the result of the combination of factors described above under “Gross Profit” and “Exit, Disposal, Certain Severance and Other Charges.”

Interest Income.

Interest income decreased $0.2 million, or 6.9%, to $2.7 million for 2004 from $2.9 million for 2003.  This decrease was primarily due to our lower cash balances invested in cash and cash equivalents during 2004 as compared to 2003, as a result of the stock repurchases we made during 2004.

Interest Expense.

Interest expense decreased $0.9 million, or 11.0%, to $7.3 million for 2004 from $8.2 million for 2003.  This decrease was primarily due to a reduction in debt outstanding.

Income Tax Expense.

Our effective income tax rate decreased to 35.8% in 2004 from 37.1% for 2003.  The decrease was primarily due to an income tax benefit of $0.4 million recorded in 2004 related to the favorable resolution of an IRS audit of our 1999 tax year.  Based on our current estimate of the distribution of taxable income by state, we expect an effective income tax rate of approximately 39% for 2005.

Discontinued Operations.

In 2004, General Motors’ consolidated its vendor base and resourced its remanufactured transmission program from our facility located in Gastonia, North Carolina, in connection with which we closed this facility and recorded a pre-tax charge of $28.7 million, which included  (i) $22.1 million for the impairment of goodwill assigned to this reporting unit, (ii) $1.9 million of costs related to the exit from this facility and the termination of our contract with GM, (iii) $1.7 million of inventory write-downs, (iv) $1.5 million of fixed asset impairment charges and (v) $1.5 million for severance and related costs.  In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of this operation have been reclassified to discontinued operations for all periods presented.

Also in 2004, we recorded an additional loss of $0.8 million related to our former Distribution Group business, which we sold in October 2000, which included (i) a charge of $2.2 million for a valuation allowance related to the expected expiration of a capital loss carryforward, (ii) a non-cash tax benefit of $1.3 million based upon the resolution of prior year income tax issues with respect to the tax basis of the Distribution Group and (iii) income of  $0.1 million (net of income taxes of $37,000) based upon updated information regarding obligations and other costs related to the sale of this business.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year ended December 31,
	2004		2003
Net sales	$271.2	100.0%	$241.0	100.0%
Segment profit	$40.5	14.9%	$22.9	9.5%

Net Sales.  Net sales increased $30.2 million, or 12.5%, to $271.2 million for 2004 from $241.0 million for 2003.  The increase was primarily due to a $51.1 million increase in sales to Honda ($76.7 million for 2004 from $25.6 million for 2003) resulting from growth in the transmission remanufacturing program we launched in late 2002, partially offset by:

•     a reduction in volume of remanufactured transmissions sold to DaimlerChrysler and Ford due to the implementation in 2003 of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units;

•     a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program;

•     the run out of the Kia transmission remanufacturing program (which was substantially completed in the second quarter of 2003); and

•     price concessions provided in 2003 to certain customers in order to extend certain agreements.

Of our segment net sales for 2004 and 2003, Ford accounted for 42.9% and 52.0%, Honda accounted for 28.3% and 10.6% and DaimlerChrysler accounted for 21.5% and 29.0%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During 2004, we recorded a net credit of $0.7 million consisting of income of $1.2 million due to the reversal of a previously established provision for a potential non-income state tax liability upon the finalization of an audit by the state tax authorities, partially offset by (i) $0.4 million of costs primarily related to the termination of an independent contractor agreement and (ii) $0.1 million of severance and related costs primarily associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives.

During 2003, we recorded $4.2 million of costs including (i) $3.6 million related to the closure of our transmission remanufacturing facility located in Mahwah, New Jersey, consisting of (a) $2.1 million of exit and other costs primarily associated with the relocation to a facility in Oklahoma City, Oklahoma, (b) $1.2 million of severance and related costs, (c) $0.6 million related to the write-off of certain fixed assets and (d) $0.2 million of inventory write-downs, partially offset by income of $0.5 million related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at the New Jersey plant, and (ii) $0.6 million primarily related to severance and related costs associated with the streamlining of certain operations and the reorganization and de-layering of certain management functions within the segment.

Segment Profit.  Segment profit increased $17.6 million, or 76.9%, to $40.5 million (14.9% of segment net sales) for 2004 from $22.9 million (9.5% of segment net sales) for 2003.  Segment profit reflects the previously discussed net credit of $0.7 million and costs of $4.2 million recorded during 2004 and 2003, respectively. The increase in segment profit resulted primarily from the factors described above under “Net Sales” and under "Exit, Disposal, Certain Severance and Other Charges," combined with the benefits resulting from our lean and continuous improvement program and other cost reductions.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year ended December 31,
	2004		2003
Net sales	$104.4	100.0%	$81.7	100.0%
Segment profit	$15.7	15.0%	$22.0	26.9%

Net Sales.  Net sales increased $22.7 million, or 27.8%, to $104.4 million for 2004 from $81.7 million for 2003.  This increase was primarily attributable to new business programs, including our test and repair program and other programs with AT&T Wireless and our direct fulfillment and exchange programs with Cingular, combined with an increase in our base fulfillment business with AT&T Wireless, partially offset by (i) a reduction in volume due to the run-out of the bulk collateral fulfillment program for AT&T Wireless (substantially completed during the third quarter of 2003), the material recovery and core qualification programs for Ford (substantially completed during the second and third quarters of 2003, respectively, and an OnStar telematics modification program for Delphi and General Motors and (ii) a price reduction granted to AT&T Wireless in exchange for extending our agreement through July, 2006.  Of our segment net sales for 2004 and 2003, AT&T Wireless accounted for 79.8% and 71.1%, respectively (84.5% and 71.5% for Cingular/AT&T Wireless combined).

Exit and Certain Severance Charges.  During 2004, we recorded $0.1 million of facility exit costs and $0.1 of severance and related costs associated with cost reduction initiatives.

During 2003, we recorded costs of $0.9 million consisting of (i) $0.5 million primarily related to the write-down of certain customized software reflected as fixed assets and (ii) $0.4 million of severance and related costs associated with the streamlining of certain operations and the reorganization and de-layering of certain management functions within the segment.

Segment Profit.  Segment profit decreased $6.3 million, or 28.6%, to $15.7 million (15.0% of segment net sales) for 2004 from $22.0 million (26.9% of segment net sales) for 2003.  Segment profit reflects the previously discussed costs of $0.2 million and $0.9 million recorded during 2004 and 2003, respectively.  The decrease in segment profit was primarily the result of the factors described above under “Net Sales,” partially offset by the benefits of our lean and continuous improvement program and other cost reductions.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	Year ended December 31,
	2004		2003
Net sales	$20.0	100.0%	$17.1	100.0%
Segment loss	$(5.7)	—	$(6.6)	—

Net Sales.  Net sales increased $2.9 million, or 17.0%, to $20.0 million for 2004 from $17.1 million for 2003.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket, partially offset by a decrease in sales of remanufactured engines.

Exit Charges.  During 2004, we recorded $0.3 million of facility exit costs in order to streamline certain operations.

Segment Loss.  Segment loss decreased $0.9 million, or 13.6%, to a loss of $5.7 million for 2004 from a loss of $6.6 million for 2003.  The reduced loss was primarily the result of an increase in sales of remanufactured transmissions coupled with benefits from our lean and continuous improvement program and other cost reduction initiatives, partially offset by an increase in SG&A expense associated with our initiative to penetrate the independent aftermarket for remanufactured transmissions.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Income from continuing operations decreased $23.6 million, or 55.5%, to $18.9 million in 2003 from $42.5 million in 2002.  Income from continuing operations per diluted share was $0.77 in 2003 as compared to $1.76 in 2002.

For 2003, our results included $5.4 million (net of tax) of exit, disposal, certain severance and other charges discussed below and for 2002 include (i) $2.8 million (net of tax) of charges related to the early redemption of our 12% senior subordinated notes due 2004 and termination of our old credit facility, which were reclassified from extraordinary items to income from continuing operations before income taxes per the provisions of SFAS No. 145 (adopted on January 1, 2003), (ii) income of $1.8 million (net of tax) for certain non-operating income items primarily related to income tax refunds and associated interest income, and (iii) income of $0.2 million (net of tax) for an adjustment to disposal costs.  Excluding these items, income from continuing operations decreased  primarily as a result of:

•     price concessions provided to certain customers in our Drivetrain Remanufacturing and Logistics segments in order to extend certain agreements;

•     volume declines and associated disruptions in our Drivetrain Remanufacturing segment caused by the implementation by certain of our OEM customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units; and

•     a reduction in volume due to the run-out of certain programs in our Logistics and Drivetrain Remanufacturing segments, including the bulk collateral fulfillment program for AT&T Wireless (substantially completed during the third quarter of 2003), an OnStar telematics modification program, the material recovery and core qualification programs for Ford (substantially completed during the second and third quarters of 2003, respectively), and the Kia transmission remanufacturing program (substantially completed during the second quarter of 2003), partially offset by:

•     the ramp-up of the Honda transmission remanufacturing program; and

•     benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales.

Net sales decreased $52.8 million, or 13.5%, to $339.7 million for 2003 from $392.5 million for 2002.  This decrease was primarily due to:

•     lower volumes of DaimlerChrysler and Ford remanufactured transmissions due to the OEMs’ implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units;

•     price concessions provided to certain customers in our Drivetrain Remanufacturing and Logistics segments in order to extend certain agreements; and

•     a reduction in volume due to the run-out of certain programs in our Logistics and Drivetrain Remanufacturing segments, including the bulk collateral fulfillment program for AT&T Wireless, an OnStar telematics modification program, the material recovery and core qualification programs for Ford, and the Kia transmission remanufacturing program, partially offset by the ramp-up of the Honda transmission remanufacturing program, which began in late 2002.

Of our net sales for 2003 and 2002, Ford accounted for 38.6% and 39.2%, DaimlerChrysler accounted for 20.6% and 23.7% and AT&T Wireless accounted for 17.1% and 19.6%, respectively.  Additionally, sales to Honda increased to 7.5% of our net sales for 2003 from 0.1% for 2002.

Gross Profit.

Gross profit decreased $41.3 million, or 30.4%, to $94.5 million for 2003 from $135.8 million for 2002.  The decrease was primarily the result of the factors described above under “Net Sales” combined with inefficiencies and other disruption costs associated with the closure of our Mahwah, New Jersey remanufacturing facility and transition of production to Oklahoma City, Oklahoma, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Primarily as a result of the factors described above, gross profit as a percentage of net sales decreased to 27.8% for 2003 from 34.6% for 2002.

SG&A Expense.

SG&A expense decreased $5.6 million, or 9.9%, to $51.0 million for 2003 from $56.6 million for 2002.  The decrease was primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives combined with elimination of compensation expense related to our management incentive compensation program, partially offset by an increase in growth support costs related to our initiative to penetrate the independent aftermarket.  As a percentage of net sales, SG&A expense increased to 15.0% for 2003 from 14.4% for 2002.

Exit, Disposal, Certain Severance and Other Charges (Credits).

During 2003, we recorded $8.5 million ($5.4 million net of tax) of these costs including (i) $3.6 million for our Drivetrain Remanufacturing segment related to the closure of our Mahwah facility, consisting of $2.1 million of exit and other costs primarily associated with the relocation to the facility in Oklahoma City, $1.2 million for severance and related costs, $0.6 million related to the write-off of certain fixed assets and $0.2 million of inventory write-downs (classified as cost of sales), partially offset by income of $0.5 million related to the reversal of an accrual established during 2001 for expected idle capacity costs at this plant, (ii) $3.1 million consisting of $2.6 million of compensation costs payable to our former CEO and CFO and $0.5 million of costs related to the hiring of our new CEO and CFO, (iii) $1.3 million primarily related to severance and related costs associated with the streamlining of certain operations and the reorganization and de-layering of certain management functions and (iv) $0.5 million primarily related to the write-down of certain customized software reflected as fixed assets within the Logistics segment.

Our decision to consolidate our leased facility located in Mahwah, New Jersey into an owned facility in Oklahoma City, Oklahoma was primarily driven by an expectation of lower operating costs (primarily labor and facility related).  We completed the consolidation during the fourth quarter of 2003.

During 2002, we recorded income of $0.3 million ($0.2 million net of tax) from the adjustment of provisions previously established (i) primarily for asset write-downs related to the shut-down of our remanufactured automotive electronic control modules operation where actual recoveries from the sale of assets were favorable to original estimates, and (ii) for severance and related costs primarily related to the consolidation of our information systems groups that were no longer expected to be incurred.  Additionally, we recorded a gain of $0.8 million for the partial reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability whose maximum exposure has been reduced, offset by a charge of $0.8 million related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

Income from Operations.

Income from operations decreased $44.2 million, or 55.8%, to $35.0 million for 2003 from $79.2 million for 2002.  This decrease was primarily the result of the factors described above under “Gross Profit” and “Exit, Disposal, Certain Severance and Other Charges (Credits).”

As a percentage of net sales, income from operations decreased to 10.3% in 2003 from 20.2% in 2002.

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

Redemption of Senior Notes.

During 2002, we recorded a charge of $3.0 million, related to the payment of a call premium and the write-off of previously capitalized debt issuance costs in connection with the early redemption of our 12% senior subordinated notes due 2004.  This charge was previously classified as an extraordinary item of $1.9 million, net of income tax benefits of $1.1 million, but was reclassified to income from continuing operations before income taxes pursuant to our adoption of SFAS No. 145 on January 1, 2003.

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

Income Tax Expense.

Our effective income tax rate increased to 37.1% for 2003 from 34.3% in 2002.  During 2002 we recorded income of (i) $0.8 million related to federal and state income tax refunds recorded in 2002 and (ii) $0.7 million related to adjustments to deferred tax liabilities relating to closed tax years.

Discontinued Operations.

In 2004, General Motors’ consolidated its vendor base and resourced its remanufactured transmission program from our facility located in Gastonia, North Carolina, in connection with which we closed this facility and discontinued this operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The gain of $1.6 million (net of $0.5 million of income taxes) represented the reclassified results from this operation for the year ended December 31, 2003.

During 2002, we recorded a gain from discontinued operations of $3.9 million, consisting of (i) a gain of  $2.6 million (net of $1.3 million of income taxes) from the reclassified results of our drivetrain remanufacturing business with General Motors and (ii) a gain of $1.3 million related to the sale of our former Distribution Group business, composed of $1.0 million for an increase in the estimated income tax benefits associated with the sale and $0.3 million based upon updated information regarding remaining obligations and other costs.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2003		2002
Net sales	$241.0	100.0%	$264.6	100.0%
Segment profit	$22.9	9.5%	$46.8	17.7%

Net Sales.  Net sales decreased $23.6 million, or 8.9%, to $241.0 million for 2003 from $264.6 million for 2002.  The decrease was primarily due to:

•     lower volumes of DaimlerChrysler and Ford remanufactured transmissions due to the OEMs’ implementation of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units; and

•     price concessions provided to certain customers in order to extend certain agreements;

partially offset by the ramp-up of the Honda transmission remanufacturing program, which began in late 2002.

Of our segment net sales for 2003 and 2002, Ford accounted for 52.0% and 54.3% and DaimlerChrysler accounted for 29.0% and 35.2%, respectively.  Additionally, sales to Honda increased to 10.6% of segment net sales for 2003 from 0.2% for 2002.

Exit, Disposal, Certain Severance and Other Charges.  During 2003, we recorded $4.2 million of costs including (i) $3.6 million related to the closure of our transmission remanufacturing facility located in Mahwah, New Jersey, consisting of $2.1 million of exit and other costs primarily associated with the relocation to the facility in Oklahoma City, Oklahoma, $1.2 million of severance and related costs, $0.6 million related to the write-off of certain fixed assets, and $0.2 million of inventory write-downs, partially offset by income of $0.5 million related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at the New Jersey plant and (ii) $0.6 million primarily related to severance and related costs associated with the streamlining of certain operations and the reorganization and de-layering of certain management functions within the segment.

During 2002 we recorded a gain of $0.8 million for the partial reversal of a previously established provision for a potential non-income state tax liability whose maximum exposure has been reduced, offset by a charge of $0.8 million for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.

Segment Profit.  Segment profit decreased $23.9 million, or 51.1%, to $22.9 million (9.5% of segment net sales) for 2003 from $46.8 million (17.7% of segment net sales) for 2002.  Segment profit reflects the previously discussed costs of $4.2 million recorded during 2003.  The decrease in segment profit was primarily due to:

•     volume declines and associated disruptions in our Drivetrain Remanufacturing segment caused by the implementation by certain of our OEM customers of new policies governing repair-versus-replace decisions made by their dealers in warranty applications, which resulted in dealers replacing fewer transmissions with remanufactured units;

•     the price concessions provided to certain customers; and

•     inefficiencies and other disruption costs associated with the closure of our Mahwah, New Jersey remanufacturing facility and transition of production to Oklahoma City, Oklahoma;

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

Net Sales.  Net sales decreased $32.5 million, or 28.5%, to $81.7 million for 2003 from $114.2 million for 2002.  This decrease was primarily attributable to:

•     price reductions granted to AT&T Wireless in connection with the renewal of our contract at the end of 2002 and subsequent renegotiation and extension of that contract in July 2003;

•     a decline in sales as services we performed for AT&T Wireless related to the distribution of collateral marketing materials were transitioned to the printer of those materials;

•     a decline in sales related to the wind-down of an OnStar telematics modification program; and

•     a decline in sales related to the wind-down of material recovery and core qualification programs for Ford.

Sales to AT&T Wireless accounted for 71.1% and 67.2% of segment net sales for 2003 and 2002, respectively.

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

Segment Profit.  Segment profit decreased $14.8 million, or 40.2%, to $22.0 million (26.9% of segment net sales) for 2003 from $36.8 million (32.2% of segment net sales) for 2002.  Segment profit reflects the previously discussed costs of $0.9 million recorded during 2003 and income of $0.2 million recorded during 2002.  The decrease in segment profit was primarily the result of changes in the price, volume and mix of sales described above, offset in part by the benefits of our lean and continuous improvement program and other cost reductions.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2003		2002
Net sales	$17.1	100.0%	$13.7	100.0%
Segment loss	$(6.6)	—	$(4.5)	—

Net Sales.  Net sales increased $3.4 million, or 24.8%, to $17.1 million for 2003 from $13.7 million for 2002.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket.

Segment Loss.  Segment loss increased $2.1 million, or 46.7%, to a loss of $6.6 million for 2003 from a loss of $4.5 million for 2002.  The increased loss was primarily the result of an increase in costs for additional sales and marketing programs and resources in support of our initiative to penetrate the independent aftermarket for remanufactured transmissions.

Liquidity and Capital Resources

Cash Flow & Capital Expenditures

We had total cash and cash equivalents on hand of $18.1 million at December 31, 2004.  Net cash provided by operating activities from continuing operations was $30.9 million in 2004 and included $3.9 million from the utilization of deferred tax assets, primarily related to net operating loss carryforwards.  Net cash used in investing activities from continuing operations of $7.2 million during 2004 included $11.1 million for capital expenditures primarily related to manufacturing equipment additions to support the growth of our Honda remanufacturing program as well as cost reduction initiatives in both our Drivetrain Remanufacturing and Logistics segments, partially offset by $3.9 million of proceeds primarily from the sale (and simultaneous lease-back) of one of our drivetrain remanufacturing facilities located in Oklahoma City, Oklahoma.  Net cash used in financing activities of $70.2 million in 2004 included $61.3 million for the repurchase of our common stock for treasury, net payments of $10.0 million made on our credit facility, $4.2 million in payment of consideration related to previous acquisitions, and $0.4 million of payments on capital lease obligations, offset by $5.8 million of proceeds from the exercise of stock options.

For 2005, we have planned $17-19 million for capital expenditures, including $6 million in support of capacity expansion in our Logistics segment, $6 million in support of new business initiatives in both our Logistics and Drivetrain Remanufacturing segments and $5-7 million in support of capacity maintenance and cost reduction initiatives.

Liquidity and Capital Resources-Other

On December 16, 2003, we initiated a tender offer to purchase up to 2,638,500 shares of our outstanding common stock at a price not greater than $15.75 per share and not less than $13.00 per share.  In addition, we agreed to purchase up to 1,169,409 shares at the final tender offer price from the Aurora partnerships (who did not participate in the tender offer).  The maximum number of shares to be purchased in the tender offer and the Aurora purchase represented 15.7% of our outstanding common stock.  The tender offer was over subscribed, with 3,538,544 shares being tendered and not withdrawn, and on January 26, 2004 we completed the purchase of 74.56% of the total shares tendered, at the price of $15.75 per share.  On February 10, 2004, we completed the purchase of the 1,169,409 shares from the Aurora partnerships at the same price as the final tender offer price of $15.75 per share.  The total cost of the tender offer and the Aurora purchase was $60.0 million plus approximately $1.2 million of fees and expenses and was funded with available cash on hand.

Financing

On February 8, 2002, we executed a credit agreement and related security agreement in connection with a credit facility.  The credit facility provides for (i) a $75.0 million, five-year term loan payable in quarterly installments in increasing amounts over the five-year period ($26.9 million outstanding at December 31, 2004), (ii) a $95.0 million, six-year, two-tranche term loan payable in quarterly installments over the six-year period ($83.0 million outstanding at December 31, 2004 and with approximately 98% of the outstanding balance payable in the sixth year) with an annual excess cash flow sweep payable as defined in the credit agreement and (iii) a $50.0 million, five-year revolving credit facility ($40.0 million as amended).  The credit facility also provides for the addition of one or more optional term loans of up to $100.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.  On December 12, 2003, we amended our credit facility to permit the repurchase of shares in the tender offer and from the Aurora partnerships described above.  Additionally, this amendment required us to prepay $20.0 million of term loans and reduced our revolving credit facility to $40.0 million.

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of December 31, 2004, the margins for the $75.0 million term loan and the $40.0 million revolving facility were 1.50% for Alternate Base Rate loans and 2.50% for Eurodollar Rate loans.  For the $95.0 million term loan, the margins were 2.25% for Alternate Base Rate loans and 3.25% for Eurodollar Rate loans as of December 31, 2004.  Based on our results of operations for the four quarters ended December 31, 2004 each of the specified margins are expected to decrease by 0.25% in March 2005.

Based on results of operations for the year ended December 31, 2004, a mandatory prepayment for excess cash flow for the year ended December 31, 2004 is not required.

As of December 31, 2004, our borrowing capacity under the revolving portion of the credit facility was $36.5 million, net of $3.5 million for outstanding letters of credit.  In addition, we had cash and cash equivalents on hand of $18.1 million at December 31, 2004.

As part of an ownership agreement we have for a 45% interest in an unconsolidated subsidiary, we have given the subsidiary’s bank a $0.9 million letter of credit in the event of the subsidiary’s default on outstanding debt.

As part of an earn-out related to the 1997 acquisition of ATS Remanufacturing, we made payments of $4.0 million during 2004 and a final payment of $2.4 million in January 2005.  See Item 8. "Consolidated Financial Statements and Supplementary Data - Note 17" for a discussion of payments related to our ATS Remanufacturing acquisition and information regarding other contingencies.

Our revolving credit agreement with HSBC Bank Plc provides for £0.5 million, or $0.9 million in U.S. dollars, to finance the working capital requirements of our U.K. subsidiary.  Amounts advanced are secured by substantially all the assets of our U.K. subsidiary.  Interest accrues at the HSBC Bank prime lending rate plus 1.50% and is payable monthly.  HSBC Bank may at any time demand repayment of all sums owing.  As of December 31, 2004, there were no amounts outstanding under this line of credit.

As of December 31, 2004, we had approximately $34 million in federal loss carryforwards and approximately $15 million in state loss carryforwards available as an offset to future taxable income.  We expect to utilize these carryforwards prior to their respective expiration.

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

Contractual Obligations

The following table summarizes our contractual obligations expressed in millions of dollars as of December 31, 2004:

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Credit facility	$109.9	$10.6	$79.0	$20.3	$—
Amount due to sellers of acquired Companies (a)	2.5	2.4	0.1	—	—
Operating lease obligations (b)	27.3	7.5	10.9	3.4	5.5
Purchase obligations	0.4	0.1	0.2	0.1	—
Executive compensation agreements (c)	2.8	1.7	1.0	0.1	—
Deferred compensation (d)	0.9	0.1	0.3	0.3	0.2
Total	$143.8	$22.4	$91.5	$24.2	$5.7

(a)          Primarily relates to our 1997 acquisition of ATS Remanufacturing (which remanufactured transmissions for General Motors and was discontinued in 2004), which requires us to make payments to the seller on each of the first eight anniversaries of the closing date.  Through December 31, 2004, we had made $11.2 million of these payments (including $4.0 million paid in 2004).  The remaining payment of $2.4 million was paid in January 2005.

(b)         In February 2005, we entered into a five-year lease for a new facility that will replace a facility on which the lease is expiring in 2005.  The total rent payable under the new lease is $9.5 million, of which $1.1 million is payable during the first 12 months, $4.2 million is payable in the following two years and $4.2 million is payable in the final two years.

(c)          Represents amounts payable to our former CEO and CFO.  See Item 11. “Executive Compensation—Summary Compensation Table” and Item 11.  “Executive Compensation—Employment Agreements.”

(d)         Relates to the 1997 acquisition of ATS, which requires us to make certain payments to key employees of the seller on various dates subsequent to the closing date.  Through December 31, 2004, we had made $2.8 million of these payments (including $0.1 million paid in 2004).  The remaining payments aggregate to approximately $0.9 million (present value of $0.7 million as of December 31, 2004).

Impact of New Accounting Standards

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4.  SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  As allowed under SFAS No. 151, we plan to adopt the provisions of this standard for inventory costs incurred during fiscal years beginning after June 15, 2005.  The initial adoption of SFAS No. 151 is not expected to have a material effect on our results of operations or financial position.

In November 2004, the Emerging Issues Task Force issued EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  EITF 03-13 assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement when determining whether the disposal or sale of a component of a business is to be accounted for as discontinued operations.  We applied the guidance from this standard during 2004 in our classification for the disposal of our operating unit which remanufactured transmissions for General Motors as discontinued operations.  (See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 16.)

In December 2004, the Financial Accounting Standards Board issued FASB Staff Position, 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.   In this staff position statement, the FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction.  The guidance in this statement was effective December 21, 2004 and had no impact on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board issued FASB Staff Position, 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met.  This staff position gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes.  See Item 8. “Consolidated Financial Statements and Supplementary Data -Note 10, for additional disclosures relative to this standard.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the statements of income over the period during which the employee is required to provide such services.  Under the provisions of SFAS 123R, we will apply the modified prospective application of this statement with an effective date of July 1, 2005.  Under the modified prospective application, SFAS No. 123R, which provides for certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled.  Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.  As of December 31, 2004, we expect to record approximately $0.9 million before income taxes, during the third and fourth quarters of 2005 from unamortized compensation expense related to stock options granted, as determined in accordance with SFAS No. 123.  In addition, for any new awards that may be granted during 2005, we will incur additional expense during the third and fourth quarters of 2005 that cannot yet be quantified.  We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

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

Environmental Matters

See Item 1. “Business–Environmental” and Item 8. “Consolidated Financial Statements and Supplementary Data - Note 17” for a discussion of environmental matters relating to us.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of December 31, 2004, we are not using any derivative financial instruments.  See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 13,” for additional discussion regarding our use of such instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the year ended December 31, 2004 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  Interest rate movements of 10% would not have a material effect on our financial position, results of operation or cash flows.

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

ITEM 8.          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management of Aftermarket Technology Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 43.

Aftermarket Technology Corp.

Downers Grove, Illinois
February 23, 2005

Reports of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Aftermarket Technology Corp.

We have audited the accompanying consolidated balance sheets of Aftermarket Technology Corp. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index of Item 15 (a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the (consolidated) financial position of Aftermarket Technology Corp. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aftermarket Technology Corp.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 23, 2005

To the Stockholders and Board of Directors

Aftermarket Technology Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Aftermarket Technology Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aftermarket Technology Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Aftermarket Technology Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aftermarket Technology Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aftermarket Technology Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 23, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2005

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2004	2003

Assets
Current Assets:
Cash and cash equivalents	$18,085	$59,628
Accounts receivable, net	51,257	41,596
Inventories	80,635	76,474
Notes receivable	10,622	—
Prepaid and other assets	3,401	4,896
Refundable income taxes	808	—
Deferred income taxes	19,587	19,956
Assets of discontinued operations, net	—	1,601
Total current assets	184,395	204,151

Property, plant and equipment, net	52,835	55,022
Debt issuance costs, net	3,353	4,676
Goodwill	148,589	147,850
Intangible assets, net	406	525
Other assets	417	9,986
Assets of discontinued operations, net	—	25,074
Total assets	$389,995	$447,284

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$39,588	$38,786
Accrued expenses	27,723	32,272
Income taxes payable	—	60
Credit facility	10,629	10,018
Capital lease obligation	—	344
Amounts due to sellers of acquired companies	2,461	1,891
Deferred compensation	115	117
Liabilities of discontinued operations, net	881	—
Total current liabilities	81,397	83,488

Amount drawn on credit facility, less current portion	99,244	109,873
Amounts due to sellers of acquired companies, less current portion	72	5,225
Deferred compensation, less current portion	621	717
Deferred income taxes	22,288	18,730

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 26,023,419 and 25,173,856 as of December 31, 2004 and 2003, respectively	260	252
Additional paid-in capital	205,747	194,204
Retained earnings	46,882	41,106
Accumulated other comprehensive income	3,542	1,891
Unearned compensation	(749)	(231)
Common stock held in treasury, at cost - 4,754,704 and 933,737 shares as of December 31, 2004 and 2003, respectively	(69,309)	(7,971)
Total stockholders’ equity	186,373	229,251

Total liabilities and stockholders’ equity	$389,995	$447,284

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the years ended December 31,
	2004	2003	2002

Net sales:
Products	$291,192	$258,009	$278,250
Services	104,385	81,700	114,203
Total net sales	395,577	339,709	392,453

Cost of sales:
Products	220,810	201,652	201,216
Products - disposal costs	—	200	—
Services	72,820	43,345	55,405
Total cost of sales	293,630	245,197	256,621

Gross profit	101,947	94,512	135,832

Selling, general and administrative expense	51,598	50,987	56,618
Amortization of intangible assets	125	299	333
Exit, disposal, certain severance and other charges (credits)	4,031	8,273	(277)

Income from operations	46,193	34,953	79,158

Interest income	2,658	2,863	2,769
Other income, net	24	94	84
Equity in income (losses) of investee	146	277	(575)
Redemption of senior notes	—	—	(3,022)
Termination of credit facility	—	—	(1,480)
Interest expense	(7,271)	(8,169)	(12,280)

Income from continuing operations before income taxes	41,750	30,018	64,654

Income tax expense	14,955	11,146	22,174

Income from continuing operations	26,795	18,872	42,480

Gain (loss) from discontinued operations, net of income taxes	(21,019)	1,639	3,947
Net income	$5,776	$20,511	$46,427

Per common share - basic:
Income from continuing operations	$1.27	$0.78	$1.81
Gain (loss) from discontinued operations	(1.00)	0.07	0.17
Net income	$0.27	$0.85	$1.98

Per common share - diluted:
Income from continuing operations	$1.25	$0.77	$1.76
Gain (loss) from discontinued operations	(0.98)	0.07	0.16
Net income	$0.27	$0.84	$1.92

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Unearned Compensation	Common Stock in Treasury	Total

Balance at January 1, 2002	$—	$214	$141,298	$(25,832)	$(2,008)	$—	$(4,337)	$109,335

Net income	—	—	—	46,427	—	—	—	46,427

Derivative financial instruments, net of income taxes	—	—	—	—	182	—	—	182

Translation adjustments	—	—	—	—	1,517	—	—	1,517

Comprehensive income								48,126

Issuance of 2,760,000 shares of common stock from public offering	—	28	41,984	—	—	—	—	42,012

Issuance of 939,127 shares of common stock from exercise of stock options and warrants	—	9	10,587	—	—	—	—	10,596

Purchase of 322,400 shares of common stock for treasury	—	—	—	—	—	—	(3,634)	(3,634)

Balance at December 31, 2002	—	251	193,869	20,595	(309)	—	(7,971)	206,435

Net income	—	—	—	20,511	—	—	—	20,511

Derivative financial instruments, net of income taxes	—	—	—	—	237	—	—	237

Translation adjustments	—	—	—	—	1,963	—	—	1,963

Comprehensive income								22,711

Issuance of 20,000 shares of common stock from incentive stock awards	—	1	243	—	—	(244)	—	—

Issuance of 8,333 shares of common stock from exercise of stock options	—	—	92	—	—	—	—	92

Amortization of unearned compensation	—	—	—	—	—	13	—	13

Balance at December 31, 2003	—	252	194,204	41,106	1,891	(231)	(7,971)	229,251

Net income	—	—	—	5,776	—	—	—	5,776

Translation adjustments	—	—	—	—	1,651	—	—	1,651

Comprehensive income								7,427

Issuance of 141,500 shares of common stock from incentive stock awards	—	1	2,039	—	—	(2,040)	—	—

Issuance of 708,063 shares of common stock from exercise of stock options	—	7	6,164	—	—	—	—	6,171

Stock-based compensation expense from modification of stock options	—	—	3,323	—	—	—	—	3,323

Amortization of unearned compensation and other	—	—	17	—	—	1,522	—	1,539

Purchase of 3,820,967 shares of common stock for treasury	—	—	—	—	—	—	(61,338)	(61,338)

Balance at December 31, 2004	$—	$260	$205,747	$46,882	$3,542	$(749)	$(69,309)	$186,373

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2004	2003	2002

Operating Activities:
Net income	$5,776	$20,511	$46,427

Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Net loss (gain) from discontinued operations	21,019	(1,639)	(3,947)
Termination of credit facility and redemption of senior notes	—	—	4,502
Depreciation and amortization	12,117	11,225	10,647
Noncash stock-based compensation	4,845	13	—
Amortization of debt issuance costs	1,323	1,134	1,211
Adjustments to provision for losses on accounts receivable	633	(9)	338
Loss on sale of equipment	15	34	7
Deferred income taxes	3,891	12,470	18,364
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	(9,797)	6,962	6,642
Inventories	(3,736)	(10,001)	3,320
Prepaid and other assets	(323)	(806)	(465)
Accounts payable and accrued expenses	(4,850)	12,126	(18,219)
Net cash provided by operating activities - continuing operations	30,913	52,020	68,827

Net cash provided by (used in) operating activities - discontinued operations	6,322	(3,617)	8,229

Investing Activities:
Purchases of property, plant and equipment	(11,081)	(13,439)	(12,476)
Acquisition of company, net of cash received	—	(1,095)	—
Proceeds from sale of property, plant and equipment	3,887	81	323
Net cash used in investing activities - continuing operations	(7,194)	(14,453)	(12,153)

Net cash used in investing activities - discontinued operations	(1,438)	(1,117)	(627)

Financing Activities:
(Payments) borrowings on credit facility, net	(10,018)	(35,025)	79,716
Payment of debt issuance costs	—	(658)	(6,064)
Redemption of senior subordinated notes	—	—	(112,593)
Sale of common stock, net of offering costs	—	—	42,012
Payments on capital lease obligation	(351)	(706)	(1,134)
Proceeds from exercise of stock options and warrants	5,760	81	5,444
Repurchases of common stock for treasury	(61,338)	—	(3,634)
Payments on amounts due to sellers of acquired companies	(4,067)	(2,233)	(1,392)
Payments of deferred compensation related to acquired company	(148)	(292)	(1,639)
Net cash (used in) provided by financing activities	(70,162)	(38,833)	716

Effect of exchange rate changes on cash and cash equivalents	16	124	(43)

(Decrease) increase in cash and cash equivalents	(41,543)	(5,876)	64,949

Cash and cash equivalents at beginning of year	59,628	65,504	555
Cash and cash equivalents at end of year	$18,085	$59,628	$65,504

Cash paid during the year for:
Interest	$5,300	$7,703	$15,442
Income taxes, net	1,828	162	1,155

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1.  The Company

The Company has two reportable segments: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment primarily sells remanufactured transmissions directly to Ford, Honda, DaimlerChrysler and certain other foreign Original Equipment Manufacturers (“OEMs”), primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured engines to certain European OEMs and domestically to DaimlerChrysler.  The Company’s Logistics segment provides the following services:  (i) value-added warehouse, distribution and reverse logistics, test and repair services, turnkey order fulfillment and information services primarily for Cingular (historically through AT&T Wireless, which was acquired by Cingular in October 2004) and, to a lesser extent, certain other customers in the wireless electronics industry; (ii) logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon; and (iii) returned material reclamation and disposition services and core management services to General Motors and, to a lesser extent, Ford and Mazda.  The Company’s independent aftermarket business, which is not reportable for segment reporting purposes, remanufactures and distributes domestic and foreign engines and domestic transmissions to independent aftermarket customers and is reported as “Other.”  Established in 1994, the Company maintains manufacturing facilities and logistics operations in the United States and a manufacturing facility in the United Kingdom.

During the fourth quarter of 2004, the Company disposed of an operating unit from its Drivetrain Remanufacturing segment. The operating unit had remanufactured transmissions for General Motors.  The results of this operating unit are presented as discontinued operations in the accompanying financial statements.  (See Note 16 – Discontinued Operations.)

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of new and used transmission parts, cores and finished goods.  Consideration is given to deterioration, obsolescence and other factors in evaluating the estimated market value of inventory based upon management’s judgment and available information which includes assumptions about market conditions, future demand and expected usage rates which may vary from those estimated.

Property, Plant and Equipment

Property, plant and equipment, including amounts capitalized under capital leases, are stated at cost less accumulated depreciation.  Depreciation is computed using straight-line methods over the estimated useful lives of the assets for financial reporting purposes, as follows:  three to ten years for machinery and equipment, three to seven years for autos and trucks, four to seven years for furniture and fixtures, two to fifteen years for leasehold improvements and up to 40 years for buildings.  Depreciation expense was $11,992, $10,926 and $10,314 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the Credit Facility (see Note 9 – Credit Facility) are being amortized over the life of the respective debt using a method which approximates the interest method.  Debt issuance costs are reflected net of accumulated amortization of $3,404 and $2,071 as of December 31, 2004 and 2003, respectively.

Goodwill and Other Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review.  Impairment is tested at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  In estimating the fair value of its reporting units, the Company utilizes a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  The annual impairment tests made by the Company as of September 30, 2004 resulted in no adjustment to the carrying value of its goodwill from continuing operations. See Note 16 – Discontinued Operations for a discussion of the impairment related to the Company’s disposed operating unit.  Per the provisions of SFAS No. 142, the Company’s definite lived intangible assets, consisting primarily of non-compete agreements, are amortized over their useful lives. (See Note 6 – Goodwill and Intangible Assets.)

Promissory Note Receivable

As part of the proceeds from the 2000 sale of ATC Distribution Group, Inc. (“Distribution Group”) (see Note 16 – Discontinued Operations), the Company received from the buyer a senior subordinated promissory note, as amended, at a stated rate of 18%, with a principal amount of $10,050 and a discounted value of $8,365 at the date of issuance (“18% Buyer Note”).  The 18% Buyer Note, which matures on October 28, 2005, bears interest at (i) 15% per annum compounded semi-annually due and payable in arrears semi-annually on April 27 and October 27 of each year or until the principal amount is paid in full and (ii) 3% per annum compounded semi-annually due and payable in full at the earlier of the maturity date or the date on which the principal amount is paid in full.  During the years ended December 31, 2004, 2003 and 2002, $2,581, $2,156 and $1,807 of interest income was recorded on the 18% Buyer Note, respectively.  As of December 31, 2004 and 2003, the carrying value of the 18% Buyer Note was $10,622 and $9,548, respectively.  During 2004, the carrying value of the 18% Buyer Note was reclassified from other assets to current assets-notes receivable in the accompanying balance sheet.

Impairment of Long-Lived and Intangible Assets

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset.  If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.  For a discussion of impairments to property, plant and equipment recorded by the Company, see Note 16 – Discontinued Operations and Note 20 – Exit, Disposal, Certain Severance and Other Charges.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers including Ford, Honda, DaimlerChrysler, and Cingular, which are located throughout the United States and, to a lesser extent, the United Kingdom. The Company performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses.  The company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-off based on historic experience.  Accounts receivable balances are written off against allowance for doubtful accounts after a final determination of uncollectibility has been made.  The credit risk associated with the Company’s accounts receivable is mitigated by its credit evaluation process, although collateral is not required.  The Company grants credit to certain customers who meet pre-established credit requirements.

Accounts receivable is recorded at the time of revenue recognition and is reflected net of an allowance for doubtful accounts of $839 and $1,515 at December 31, 2004 and 2003, respectively.

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

Costs Associated with Exit or Disposal Activities

In accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognizes a liability for costs associated with exit or disposal activities in the period in which the liability is incurred.  The Company classifies the costs associated with exit or disposal activities as a part of Exit, Disposal, Certain Severance and Other Charges (Credits) on its Consolidated Statements of Income. (See Note 20 - Exit, Disposal, Certain Severance and Other Charges.)

Stock- Based Compensation

The Company applied the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock options granted to its employees and directors for all periods presented.  Accordingly, employee and director compensation expense is recognized only for those options whose exercise price is less than the market value of the Company’s common stock at the measurement date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	For the years ended December 31,
	2004	2003	2002
Expected volatility	65.71%	78.77%	44.96%
Risk-free interest rates	3.05%	2.95%	3.37%
Expected lives	3.7 years	4.3 years	2.9 years

The Company also awards shares of its common stock to certain employees in the form of unvested stock.  These awards are recorded at the market value of the Company’s common stock on the date of issuance as unearned compensation and amortized ratably as expense over the applicable vesting period.  During the years ended December 31, 2004 and 2003, the Company recognized compensation expense of $1,522 ($937 net of income taxes) and $13 ($8 net of income taxes), respectively, related to the amortization of unearned compensation related to incentive stock awards.  During 2004, in accordance with APB No. 25 and related interpretations, the Company recorded compensation expense of $3,323 ($2,044 net of income taxes) from the effective modification of stock options held by the Company’s former Chief Executive Officer and former Chief Financial Officer.

Had compensation cost for the Company’s Plans (see Note 11 – Stock-Based Awards) been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s reported income from continuing operations and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2004	2003	2002
Income from continuing operations as reported	$26,795	$18,872	$42,480
Stock-based employee compensation costs included in the determination of income from continuing operations as reported, net of income taxes	2,981	8	—
Stock-based employee compensation costs that would have been included in the determination of income from continuing operations if the fair value based method had been applied to all awards, net of income taxes	(4,459)	(1,469)	(2,269)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$25,317	$17,411	$40,211

Per common share – basic:
Income from continuing operations as reported	$1.27	$0.78	$1.81
Pro forma as if the fair value based method had been applied to all awards	$1.20	$0.72	$1.71
Per common share – diluted:
Income from continuing operations as reported	$1.25	$0.77	$1.76
Pro forma as if the fair value based method had been applied to all awards	$1.18	$0.71	$1.67

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4.  SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges.  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  As allowed under SFAS No. 151, the Company plans to adopt the provisions of this standard for inventory costs incurred during fiscal years beginning after June 15, 2005.  The initial adoption of SFAS No. 151 is not expected to have a material effect on the Company’s results of operations or its financial position.

In November 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  EITF 03-13 assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement when determining whether the disposal or sale of a component of a business is to be accounted for as discontinued operations.  The Company applied the guidance from this standard during 2004 in its classification for the disposal of its operating unit which remanufactured transmissions for General Motors as discontinued operations.  (See Note 16 – Discontinued Operations.)

In December 2004, the FASB issued FASB Staff Position, 109-1 ("FSP FAS 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.  In FSP FAS 109-1, the FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction.  The guidance in FSP FAS 109-1 was effective December 21, 2004 and had no impact on the Company’s results of operations or its financial position.

In December 2004, the FASB issued FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met.  FSP FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes.  See Note 10 – Income Taxes, for the Company’s required disclosures relative to this standard.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the statements of income over the period during which the employee is required to provide such services.  Under the provisions of SFAS No. 123R, the Company expects to apply the modified prospective application of this statement with an effective date of July 1, 2005.  Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled.  Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.  As of December 31, 2004, the Company expects to record a total of approximately $899 before income taxes, during the third and fourth quarters of 2005 from unamortized compensation expense related to stock options granted, as determined in accordance with SFAS No. 123.  In addition, for any new awards that may be granted during 2005, the Company will incur additional expense during the third and fourth quarters of 2005 that cannot yet be quantified.  The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the 2004 presentation.

Note 3.  Related-Party Transactions

An affiliate of Aurora Capital Group (“Aurora Capital”), which controls certain of the Company’s largest stockholders, was paid management fees of $348, $302 and $476 in 2004, 2003 and 2002, respectively.  In September 2002 and December 2004, the management fee was reduced due to a reduction in Aurora Capital’s percentage ownership of the Company.  The Company also reimburses Aurora Capital for out-of-pocket expenses incurred in connection with providing management services.  Aurora Capital is also entitled to various additional fees depending on the Company’s profitability or certain significant corporate transactions.  During 2003, the Company was charged $28 in fees for investment banking services provided in connection with the acquisition of A-T.A.T., Inc.  No such amounts were charged to the Company in 2004 or 2002.

On February 10, 2004, the Company repurchased 1,169,409 shares of its common stock at a price of $15.75 per share from its affiliates, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P., limited partnerships controlled by Aurora Capital. The per share price paid to the Aurora partnerships was the same as the price paid by the Company to other shareholders in a tender offer completed in January 2004.  (See Note 12 - Repurchases of Common Stock.)

Note 4.  Inventories

Inventories of continuing operations consist of the following:

	December 31,
	2004	2003
Raw materials, including core inventories	$67,999	$63,178
Work-in-process	1,139	1,188
Finished goods	11,497	12,108
	$80,635	$76,474

Note 5.  Property, Plant and Equipment

Property, plant and equipment of continuing operations are summarized as follows:

	December 31,
	2004	2003

Land	$1,802	$2,043
Buildings	11,150	11,926
Machinery and equipment	83,388	72,358
Autos and trucks	1,928	1,529
Furniture and fixtures	2,454	2,301
Leasehold improvements	12,533	11,364
Construction in process	1,545	2,686
	114,800	104,207
Less: Accumulated depreciation and amortization	(61,965)	(49,185)
	$52,835	$55,022

As of December 31, 2004, the Company’s capital lease obligations were paid in full. Assets held by the Company relating to these leases are presented in the table above.  As of December 31, 2003, the

Company had machinery and equipment held under capital leases of $1,440, net of accumulated depreciation of $1,241 included in property, plant and equipment.

The Company retained property, plant and equipment from its disposed operating unit (see Note 16 – Discontinued Operations) of $1,896, net of accumulated depreciation and amortization of $785, as of December 31, 2004 and transferred these assets to other Drivetrain Remanufacturing segment operations located in the United States.

Note 6.  Goodwill and Intangible Assets

The change in the carrying amount of goodwill of continuing operations by reportable segment is summarized as follows:

	Drivetrain Remanufacturing	Logistics	Other / Unallocated	Consolidated
Balance at December 31, 2002	$126,486	$18,973	$135	$145,594
Aggregate amount of goodwill acquired	—	—	1,385	1,385
Effect of exchange rate changes from the translation of U.K. subsidiary	871	—	—	871
Balance at December 31, 2003	127,357	18,973	1,520	147,850
Effect of exchange rate changes from the translation of U.K. subsidiary	739	—	—	739
Balance at December 31, 2004	$128,096	$18,973	$1,520	$148,589

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

The Company’s intangible assets of continuing operations, primarily consisting of non-compete agreements being amortized over their estimated useful lives are summarized as follows:

	December 31,
	2004	2003

Intangible assets	$1,260	$1,260
Less: Accumulated amortization	(854)	(735)
	$406	$525

Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2005	$125
2006	125
2007	125
2008	21
2009	—
$396

Note 7.  Accrued Expenses

Accrued expenses of continuing operations are summarized as follows:

	December 31,
	2004	2003

Payroll, employee benefits and related costs	$10,913	$9,129
Customer related allowances, discounts and other credits	4,459	7,370
Warranty	3,848	4,622
Exit, disposal, certain severance and other charges	2,301	6,244
Interest payable	1,202	798
Other	5,000	4,109
	$27,723	$32,272

Note 8.  Warranty Liability

The Company offers various product warranties for (i) transmissions and engines sold to its customers in the Drivetrain Remanufacturing segment and (ii) engines and transmissions sold to its independent aftermarket customers.  The specific terms and conditions of the warranties vary depending upon the customer and the product sold.  Factors that affect the Company’s warranty liability include number of products sold, historical and anticipated rates of warranty claims and cost per claim.  The Company accrues for estimated warranty costs as sales are made and periodically assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary.

Changes to the Company’s warranty liability of continuing operations during the years ended December 31, 2003 and 2004 are summarized as follows:

Balance at December 31, 2002	$4,571
Warranties issued	4,585
Claims paid / settlements	(4,390)
Changes in liability for pre-existing warranties	(264)
Balance added through acquisition of company	120
Balance at December 31, 2003	4,622
Warranties issued	5,575
Claims paid / settlements	(6,213)
Changes in liability for pre-existing warranties	(136)
Balance at December 31, 2004	$3,848

Note 9.  Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement (the “Credit Facility”).  The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principal payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with principal payable in quarterly installments over the six-year period (with 98% of the outstanding balance payable in the sixth year) and an annual excess cash flow sweep payable as defined in the credit agreement, and (iii) a $50,000 five year revolving credit facility ($40,000 as amended in 2003) (the “Revolver”).  The Credit Facility also provides for the addition of one or more optional term loans of up to $100,000 in the aggregate (the “C-Loans”), subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.  On December 12, 2003, the Company amended the Credit Facility to permit the Stock Repurchase (see Note 12 - Repurchases of Common Stock).  In connection with this amendment, the Company was required to make a prepayment of $20,000 towards the term loans and reduce the Revolver limit to $40,000.

At the Company’s election, amounts advanced under the Credit Facility will bear interest at either (i) the Alternate Base Rate (“ABR”) plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The ABR is equal to the highest of (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both ABR and Eurodollar Rate loans are subject to quarterly adjustments based on the Company’s leverage ratio as of the end of the four fiscal quarters then completed.  As of December 31, 2004, the margins for the A-Loan and Revolver were 1.50% for ABR loans and 2.50% for Eurodollar Rate loans.  For the B-Loans, the margins were 2.25% for ABR loans and 3.25% for Eurodollar Rate loans as of December 31, 2004.  The interest rates for the optional C-Loans will be determined at the time such loans are provided.  Additionally, the Company is required to pay quarterly in arrears a commitment fee equal to 0.50% per annum of the average daily unused portion of the Credit Facility during such quarter.  The Company must also reimburse the lenders for certain legal and other costs of the lenders, and pay fees on outstanding letters of credit at a rate per annum equal to the applicable margin then in effect for advances bearing interest at the Eurodollar Rate.

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

Based on the Company’s results of operations for the year ended December 31, 2004, a prepayment for the excess cash flow for the year ended December 31, 2004 is not required.

At December 31, 2004 and 2003, $26,883 and $36,048 were outstanding under the A-Loan and $82,990 and $83,843 were outstanding under the B-Loans portions of the Credit Facility, respectively, and no amounts were outstanding under the Revolver.  In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $3,485 and $3,125 as of December 31, 2004 and 2003, respectively.

Annual maturities of the Credit Facility are as follows as of December 31, 2004:

2005	$10,629
2006	14,295
2007	64,681
2008	20,268
2009	—
$109,873

Note 10.  Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	For the years ended December 31,
	2004	2003	2002

Current:
Federal	$5,200	$(594)	$(1,234)
State	(57)	2	(2)
Foreign	519	210	1,139
Total current	5,662	(382)	(97)
Deferred:
Federal	7,835	9,976	20,916
State	1,297	1,041	1,572
Foreign	161	511	(217)
Total deferred	9,293	11,528	22,271
	$14,955	$11,146	$22,174

In addition, the Company has recognized tax benefits related to the exercise of certain non-qualified stock options and the disposition of certain shares acquired upon exercise of incentive stock options prior to the expiration of the statutory holding period as an increase in stockholders’ equity of $411, $11, and $4,706 for the years ended December 31, 2004, 2003 and 2002, respectively.

Income from continuing operations before income taxes is summarized as follows:

	For the years ended December 31,
	2004	2003	2002
Domestic	$39,631	$27,344	$62,154
Foreign	2,119	2,674	2,500
Total	$41,750	$30,018	$64,654

The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense from continuing operations is as follows:

	For the years ended December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates	$14,612	35.0%	$10,506	35.0%	$22,629	35.0%
State income taxes, net of federal tax benefit	921	2.2	70	0.2	1,292	2.0
Foreign income taxes	(106)	(0.3)	(134)	(0.5)	(125)	(0.2)
Increase (decrease) in valuation allowance	(8)	—	893	3.0	—	—
Nondeductible expenses	104	0.3	93	0.3	103	0.2
Federal refund	—	—	—	—	(575)	(0.9)
Federal and state impact of IRS audit resolution	(441)	(1.1)	—	—	—	—
Other	(127)	(0.3)	(282)	(0.9)	(1,150)	(1.8)
	$14,955	35.8%	$11,146	37.1%	$22,174	34.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Inventory obsolescence reserve	$2,362	$1,848
Product warranty accruals	1,379	1,654
Exit, disposal, certain severance and other charges accruals	1,281	2,254
Other nondeductible accruals	2,437	2,777
Credit carryforwardss	1,059	469
Net operating loss carryforwards	24,021	20,012
Other deferred items	4,065	3,122
Total deferred tax assets	36,604	32,136
Deferred tax liabilities:
Amortization of intangible assets	20,734	17,718
Property, plant and equipment	4,690	3,106
Total deferred tax liabilities	25,424	20,824

Valuation allowance	(13,881)	(10,086)

Net deferred tax (liability) asset	$(2,701)	$1,226

As of December 31, 2004, the Company had federal operating loss carryforwards of approximately $34,343 ($29,967 expiring in 2020 with the remainder expiring in 2024) and state loss carryforwards attributable to states in which the Company’s primary operations are located of approximately $15,058 (expiring in varying amounts from 2005 to 2024).  These loss carryforwards are available as an offset to the future taxable income of the Company and its subsidiaries.  In addition, the Company has state loss carryforwards attributable to states in which the Company no longer conducts business that are subject to a full valuation allowance.  The Company also has Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $630 available to offset regular income tax payable in future years.  The Company, through its subsidiary in the U.K., has surplus Advance Corporate Tax (“ACT”) of approximately $429 available as a direct offset to future U.K. tax liability.  The Company’s AMT credit and surplus ACT can be carried over indefinitely.

A valuation allowance has been established for certain federal tax benefits due to limitations in the carryforward period.  Also, a valuation allowance has been established for the tax benefits associated with certain state loss carryforwards as realization is not deemed likely due to limitations imposed by certain states on the Company’s ability to utilize these benefits.  A valuation allowance has also been established for certain foreign tax benefits due to similar limitations imposed by the foreign tax jurisdiction.  During 2004, the valuation allowance increased by $3,795 to $13,881 from $10,086.  During 2004, the Company placed a valuation allowance of $2,218 on its capital loss carryforward ending on December 31, 2005, based upon management’s assessment is that it is more likely than not that this tax attribute will expire unused (see Note 16 – Discontinued Operations).  Also during 2004, the Company placed a valuation allowance of $1,104 on its North Carolina net operating loss carryforward due to the closure of its Gastonia, North Carolina facility.  Finally, the valuation allowance has also been adjusted to reflect changes to the valuation of foreign carryovers due to exchange rate fluctuation.  The Company believes that, consistent with accounting principles generally accepted in the United States, it is more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

As of December 31, 2004, there are approximately $3,451 of accumulated unremitted earnings from the Company’s U.K. subsidiary with respect to which deferred tax has not been provided as the undistributed earnings of the U.K. subsidiary are indefinitely reinvested.  On October 22, 2004, the American Jobs Creation Act (P. L. No. 108-357) was enacted, including a new provision under §965 allowing for a one-time 85% dividends received deduction on repatriated earnings.  Management is currently analyzing the impact of the new provision and expects to complete its analysis by the end of the second quarter of 2005.  The range of reasonably possible amounts that are being considered for repatriation is $0-$3,451.  The potential tax impact of repatriation, if any, will be estimated upon completion of an international earnings and profits study, also to be completed by the end of the second quarter of 2005.

Note 11.  Stock-Based Awards

The Company provides stock options and other incentive stock awards (“Stock Awards”) to employees, non-employee directors and independent contractors under its 2004 Stock Incentive Plan (the “2004 Plan”), its 2002 Stock Incentive Plan (the “2002 Plan”), its 2000 Stock Incentive Plan (the “2000 Plan”), its 1998 Stock Incentive Plan (the “1998 Plan”) and its 1996 Stock Incentive Plan, expired on July 29, 2004, (the “1996 Plan”) (collectively the “Plans”).  The Plans provide for granting of non-qualified and incentive stock option awards.  Stock options under the Plans are generally granted at the market price of the Company’s common stock on the date of grant and typically vest over a three to five year period of time, as determined by the Board of Directors.  Options under the Plans expire 10 years from the date of grant.  The 2004, 2002, 2000 and 1998 plans authorize the issuance of 1,000,000, 1,000,000, 750,000 and 1,200,000 shares of the Company’s common stock, respectively.  Shares available for grant under the Plans in the aggregate were 746,248, 300,799 and 500,305 as of December 31, 2004, 2003 and 2002, respectively.

A summary of the Plans stock option activities are presented below:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	2,182,454	$14.34	2,011,281	$14.97	2,226,223	$7.82
Granted at market price	637,000	$14.96	300,000	$9.85	459,000	$20.67
Granted above market price	—	$—	—	$—	350,000	$30.00
Exercised	(708,063)	$8.14	(8,333)	$9.67	(868,951)	$6.42
Canceled/forfeited	(228,496)	$13.78	(120,494)	$13.93	(154,991)	$11.11
Outstanding at end of year	1,882,895	$16.95	2,182,454	$14.34	2,011,281	$14.97

Exercisable at end of year	939,876	$19.27	1,311,295	$16.01	881,737	$17.66

Weighted-average fair value of options granted during the year:
Grant price equal to market price		$7.49		$6.02		$7.75
Grant price above market price		$—		$—		$3.43

The following summarizes information about options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Average Remaining Contractual Life	Weighted- Average Exercise Prices	Shares	Weighted- Average Exercise Prices
$4.56-$7.00	183,163	5.7 years	$5.03	158,332	$5.02
$7.01-$12.00	367,145	6.4 years	$10.04	186,099	$10.06
$12.01-$20.00	736,920	8.5 years	$15.18	102,422	$16.33
$20.01-$30.00	595,667	7.2 years	$27.07	493,023	$27.94
	1,882,895	7.4 years	$16.95	939,876	$19.27

During the years ended December 31, 2004 and 2003, the Company issued 141,500 shares at a weighted average fair value of $14.41 per share and 20,000 shares at a fair value of $12.20 per share, respectively, of its common stock to certain executives of the Company as compensation for future services.  Unearned compensation of $2,040 and $244 was recorded for these awards during the years ended December 31, 2004 and 2003, respectively, based upon the market price of the Company’s stock on the date of grant.  These shares vest over a period of up to three years from the date of grant.  The related compensation expense is being amortized ratably over the applicable vesting period.  Expense related to these awards was $1,522 and $13 for years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2002, the remaining 70,176 stock warrants outstanding were exercised in a cash transaction.  These warrants were issued in 1994 at $1.67 per share, the fair value of the Company’s common stock on the date of grant.

Note 12.  Repurchases of Common Stock

On December 16, 2003, the Company initiated a tender offer to purchase up to 2,638,500 shares of its common stock outstanding at a price not greater than $15.75 per share and not less than $13.00 per share.  In addition, the Company agreed to purchase up to 1,169,409 shares at the final tender offer price from our affiliates, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. (collectively, “Aurora”), who did not participate in the tender offer. (The tender offer and the Aurora repurchase collectively, the “Stock Repurchase.”)  The maximum number of shares to be purchased in the Stock Repurchase represented 15.7% of our outstanding common stock.  On January 26, 2004, the Company completed the tender offer and purchased 2,638,500 shares of its common stock at $15.75 per share (the “Tender Price”), based upon a final share count of 3,538,544 shares tendered and not withdrawn.  Due to the over-subscription, the Company purchased 74.56% of each stockholder’s total shares tendered at the Tender Price.  On February 10, 2004, the Company completed the purchase of the 1,169,409 shares from Aurora at the same price as the Tender Price.  The total cost of the Stock Repurchase was $59,975 plus fees and expenses of $1,173 and was funded with available cash on hand.

During 2004, certain employees of the Company delivered to the Company 13,058 shares of the Company’s common stock in payment of $190 of withholding tax obligations arising from the vesting of restricted stock awards.  Per the stock incentive plan under which the stock awards were granted, the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date.

Note 13.  Derivative Financial Instruments

The Company used an interest rate swap to convert a portion of its variable rate debt to fixed rate debt to reduce interest rate volatility risk.  The swap, which expired in July 2003, was based on a notional amount of $15,000 at the fixed interest rate of 5.95% during its term.  The fair value of the swap was based on the estimated current settlement cost.  In accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, 138 and 149), the Company designated this swap agreement as a cash flow hedge and recorded the fair value of this hedge agreement as part of accumulated other comprehensive income.  The following table sets forth the effective portion of changes in the fair value of this derivative:

	For the years ended December 31,
	2004	2003
Increase in fair value	$—	$370
Income taxes	—	(133)
Other comprehensive gain	$—	$237

Note 14.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the years ended December 31,
	2004	2003	2002
Numerator:
Income from continuing operations	$26,795	$18,872	$42,480

Denominator:
Weighted-average common shares outstanding	21,096,921	24,213,185	23,493,092
Common stock equivalents	314,341	272,451	625,681
Denominator for diluted earnings per common share	21,411,262	24,485,636	24,118,773

Per common share – basic	$1.27	$0.78	$1.81
Per common share – diluted	1.25	0.77	1.76

Note 15.  Employee Retirement Plans

The Company’s defined contribution plans provide substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements.  Contributions are made on a before-tax basis to substantially all of these plans.

As determined by the provisions of each plan, the Company matches a portion of the employees’ basic voluntary contributions. Company matching contributions to the plans were approximately $1,158, $1,202 and $1,344 for the years ended December 31, 2004, 2003 and 2002, respectively.

In addition, the Company’s subsidiary located in the U.K. provides a voluntary retirement benefits plan for its employees.  Company matching contributions to this plan were approximately $318, $249 and $212 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 16.  Discontinued Operations

On September 9, 2004, the Company announced (i) General Motors’ decision to resource its remanufactured transmission program from the Company’s facility located in Gastonia, North Carolina by the end of 2004 and (ii) the Company’s decision to close the Gastonia facility.  On October 15, 2004, the Company completed its production requirements under the settlement agreement with General Motors and ceased operations at its Gastonia, North Carolina facility.  As a result of this decision, the Company recorded a pre-tax charge of $28,379 during the third quarter of 2004 and an additional charge of $394 during the fourth quarter of 2004.  The total pre-tax loss of $28,773 related to the disposal of this operating unit included (i) $22,114 to write off all of the allocated goodwill, (ii) $1,905 of costs related to the termination of the contract with General Motors and other facility exit costs, (iii) $1,716 of inventory write-downs, (iv) $1,519 for the impairment of property, plant and equipment to its fair value and (v) $1,519 of severance and related costs. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, upon the abandonment of the facility in the fourth quarter of 2004, the results of operations of this operating unit within the Company’s Drivetrain Remanufacturing segment were reclassified as discontinued operations.  As of December 31, 2004, the Company transferred property, plant and equipment valued at $1,896 from its Gastonia facility to other Drivetrain Remanufacturing segment facilities located in the United States.

During 2000, the Company sold the Distribution Group, a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers, classified the results of this business as part of discontinued operations and recorded a pre-tax loss from the sale of this business of $141,429.  During 2004, the Company recorded an additional loss of $794 related to the Distribution Group including (i) a charge of $2,218 for a valuation allowance related to the expected expiration of a capital loss carryforward, (ii) a non-cash tax benefit of $1,368 based upon the resolution of prior year income tax issues with respect to the tax basis of the Distribution Group and (iii) income of $56 (net of income taxes of $37) based upon updated information regarding obligations and other costs related to the sale of the Distribution Group.  During 2002, the Company recorded a gain of $1,279 related to the sale of the Distribution Group which included (i) $1,004 from a reduction of certain tax contingency reserves associated with the sale and (ii) $275 (net of income taxes of $155) from a revision to the estimated loss based upon updated information regarding obligations and other costs.

Details of the gain (loss) recorded from discontinued operations are as follows:

	For the years ended December 31,
	2004	2003	2002
Disposal of Gastonia Operations:
Sales	$19,992	$27,355	$23,449
Impairment of goodwill	22,114	—	—
Exit, disposal, certain severance and other charges	6,906	154	—
Other costs and expenses	21,788	25,065	19,488
Income (loss) before income taxes	(30,816)	2,136	3,961
Income tax expense (benefit)	(10,591)	497	1,293
	(20,225)	1,639	2,668
Sale of Distribution Group:
Estimated gain (loss) from sale	93	—	430
Income tax (expense) benefit	(37)	—	(155)
Adjustment to valuation allowance on capital losses	(2,218)	—	—
Adjustment to income tax benefit	1,368	—	1,004
	(794)	—	1,279

Gain (loss) from discontinued operations, net of income taxes	$(21,019)	$1,639	$3,947

Details of assets and liabilities of discontinued operations are as follows:

	December 31,
	2004	2003
Disposal of Gastonia Operations:
Current Assets	$282	$6,179
Property, plant and equipment, net	—	2,439
Goodwill	—	22,635
Current liabilities	(1,026)	(4,287)
	(744)	26,966
Sale of Distribution Group:
Obligations from the sale of the distribution group (1)	(137)	(291)

Assets (liabilities) of discontinued operations, net	$(881)	$26,675

(1)  Represents the Company’s current estimate of the remaining obligations and other costs related to the sale of the Distribution Group.  (See Note 17 – Commitments and Contingencies.)

Note 17.  Commitments and Contingencies

The Company leases certain facilities and equipment under various operating lease agreements, which expire on various dates through 2019.  Facility leases that expire generally are expected to be renewed or replaced by other leases.  Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

For the years ended December 31,	Operating Leases
2005	$7,441
2006	6,225
2007	4,681
2008	2,773
2009	647
2010 and thereafter	5,525
Total minimum lease payments	$27,292

Rent expense for all operating leases approximated $9,272, $9,942 and $10,560 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, amounts due to sellers of acquired companies and deferred compensation consist primarily of additional purchase price payable to the seller and a key individual of ATS Remanufacturing (“ATS”), acquired in 1997.  The ATS acquisition requires the Company to make subsequent payments to the seller and certain other key individuals of ATS on each of the first 14 anniversaries of the closing date.  Through December 31, 2004, the Company had made aggregate payments of $13,988 related to the ATS acquisition with $2,400 to be paid in January 2005 and $868 (present value of $736) to be paid between 2005 and 2011.

From time to time, the Company has been, and currently is, involved in various legal claims arising in connection with its business.  While the results of these claims cannot be predicted with certainty, as of December 31, 2004, there were no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations and cash flows.

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

One of the Company’s former subsidiaries, RPM, leased several facilities in Azusa, California located within what is now the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site. The entity that leased the facilities to RPM has been identified by the United States Environmental Protection Agency, or EPA, as one of approximately nineteen potentially responsible parties, or PRPs, for environmental liabilities associated with the Superfund Site. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund) provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from PRPs. PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators. As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard. The EPA has preliminarily estimated that it will cost in excess of $200,000 to construct and operate for at least 15 years a complex series of remedial groundwater pumping and treatment systems for the part of the San Gabriel Valley Superfund site within which RPM’s facilities, as well as those of many other potentially responsible parties, are or were located. The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with this Superfund site could be assessed. Currently, a group of eight PRPs (which does not include the entity that leased the facilities to RPM) is paying for the construction of the required remedial systems.  RPM moved all manufacturing operations out of the San Gabriel Valley Superfund site area in 1995. Since July 1995, RPM’s only real property interest in this area has been the lease of a 6,000 square foot storage and distribution facility.  Neither the Company nor any of its affiliates has been named by the EPA as a PRP for the Superfund Site and, based on the Company’s limited connection with the Site, the Company does not believe that it is likely to be identified as such in the future.  Furthermore, the acquisition agreement by which the Company acquired the assets of RPM in 1994 and the leases pursuant to which the Company leased RPM’s facilities after it acquired the assets of RPM expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the closing of the acquisition, although the Company could become responsible for those liabilities under various legal theories. The Company is indemnified against any such liabilities by the company that sold RPM to it as well as the shareholders of that company, although the Company has no information regarding the current financial condition of these indemnitors and there can be no assurance that the Company would be able to make any recovery under the indemnification provisions.  The Company cannot estimate its potential liability, if any, relating to the San Gabriel Valley Superfund site.  However, the Company believes that it will not incur any material liability, although no assurance can be given.

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the “DG Sale”), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.  In addition, prior to the DG Sale several of the Distribution Group’s real estate and equipment leases with terms ending on various dates during 2004 and 2007, were guaranteed by the Company.  These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees, however the Company holds no assets as collateral against these obligations.  As of December 31, 2004, these lease guarantees relating to minimum lease obligations totaled $1,815 and $36 for real estate and personal property, respectively.

The Company has a 45% equity interest in an unconsolidated subsidiary whose bank credit facility is secured in part by a $850 letter of credit given by the Company to the lending bank in March 2002.  This letter of credit is to stay in effect until the expiration of the bank credit facility in April 2005.  As of December 31, 2004, the letter of credit had not been drawn upon and the Company believes that it is less than probable that the Company will incur a loss with respect to the letter of credit in the future, and therefore has not established a liability with respect thereto.

Note 18.  Segment Information

Within the Company, financial performance is measured by lines of business.  The Company has two reportable segments: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment primarily sells remanufactured transmissions directly to Ford, Honda, DaimlerChrysler, and certain other foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured engines to certain European OEMs and domestically to DaimlerChrysler.  The Company’s Logistics segment provides the following services (i) value-added warehouse, distribution and reverse logistics, test and repair services, turnkey order fulfillment and information services for Cingular Wireless (historically through AT&T Wireless, which was acquired by Cingular in October 2004)  and to a lesser extent, certain other customers in the wireless electronics industry; (ii) logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon; and (iii) returned material reclamation and disposition services and core management services to General Motors, and to a lesser extent, Ford and Mazda.  The Company’s independent aftermarket business, which is not reportable for segment reporting purposes, remanufactures and distributes domestic and foreign engines and domestic transmissions to independent aftermarket customers and is reported as “Other.”  The reportable segments and the “Other” business unit are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels.

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

The Company evaluates performance based upon income from operations.  The reportable segments’ and the “Other” business unit’s accounting policies are the same as those described in the summary of significant accounting policies (see Note 2 – Summary of Significant Accounting Policies).  The Company fully allocates (i) corporate overhead generally based upon budgeted full year profit before tax and (ii) internal systems costs based upon usage estimates.  Total assets by reportable segments’ and the “Other” business unit include those reported by the Company in its consolidated balance sheet, eliminating non-trade intercompany assets effective with the reporting as of December 31, 2004 with adjustments to prior periods to reflect this change.

Financial information relating to the Company’s segments and a reconciliation to the consolidated financial statements are as follows as of and for the years ended December 31:

	Drivetrain Remanufacturing	Logistics	Other	Corporate / Unallocated	Discontinued Assets	Consolidated
2004:
Net sales from external customers	$271,215	$104,385	$19,977	$—	$—	$395,577
Depreciation and amortization expense	7,496	3,782	436	403	—	12,117
Exit, disposal, certain severance and other charges (credits)	(705)	156	265	4,315	—	4,031
Income (loss) from operations	40,524	15,679	(5,695)	(4,315)	—	46,193
Total assets	272,006	48,352	25,002	44,635		389,995
Goodwill	128,096	18,973	1,385	135	—	148,589
Expenditures for long-lived assets	8,051	2,253	261	516	—	11,081

2003:
Net sales from external customers	$240,957	$81,700	$17,052	$—	$—	$339,709
Depreciation and amortization expense	6,851	3,921	453	—	—	11,225
Exit, disposal, certain severance and other charges	4,212	922	—	3,339	—	8,473
Income (loss) from operations	22,939	21,994	(6,641)	(3,339)	—	34,953
Total assets	271,423	40,261	22,432	86,493	26,675	447,284
Goodwill	127,357	18,973	1,385	135	—	147,850
Expenditures for long-lived assets	10,578	2,077	512	272	—	13,439

2002:
Net sales from external customers	$264,561	$114,203	$13,689	$—	$—	$392,453
Depreciation and amortization expense	5,995	4,144	508	—	—	10,647
Exit, disposal, certain severance and other charges (credits)	—	(154)	—	(123)	—	(277)
Income (loss) from operations	46,795	36,768	(4,528)	123	—	79,158
Total assets	262,074	49,911	14,483	97,276	24,341	448,085
Goodwill	126,486	18,973	—	135	—	145,594
Expenditures for long-lived assets	8,221	4,078	—	177	—	12,476

Geographic information for revenues, determined by destination of sale and long-lived assets, determined by the location of the Company’s facilities is as follows:

	As of and for the Years ended December 31,
	2004	2003	2002

Net sales:
United States	$362,395	$306,036	$363,747
Europe and Canada	33,182	33,673	28,706
Consolidated net sales	$395,577	$339,709	$392,453

Long-lived assets:
United States	$185,059	$196,900	$193,223
Europe	17,188	16,483	15,268
Assets of discontinued operations	—	25,074	24,341
Consolidated long-lived assets	$202,247	$238,457	$232,832

During the year ended December 31, 2004, net sales from four customers amounted to 10 percent or more of the Company’s net sales.  For the years ended December 31, 2004, 2003 and 2002, sales to the Ford (Drivetrain Remanufacturing and Logistics segments) accounted for $117,083, $131,106 and $153,957, DaimlerChrysler (Drivetrain Remanufacturing segment) accounted for $58,220, $69,875 and $93,189, Cingular (Logistics segment) accounted for $88,233, $58,384 and $76,774, and Honda (Drivetrain Remanufacturing segment) accounted for $76,671, $25,643 and $450, respectively.

Note 19.  Fair Value of Financial Instruments

The fair value of the Company’s 18% senior subordinated promissory note, received by the Company on October 27, 2000 as part of the proceeds from the sale of the Distribution Group, was initially estimated at a discount rate confirmed by an independent third party.  The Company periodically receives and reviews the financial statements of the note issuer and has made an assessment that the note’s estimated fair value of $10,622 and $9,548 approximates its carrying value at December 31, 2004 and 2003, respectively. (See Note 2 – Summary of Significant Accounting Policies – Promissory Note Receivable.)

Note 20.  Exit, Disposal, Certain Severance and Other Charges

Facilities Consolidation Costs – Drivetrain Remanufacturing Segment

On June 23, 2003, the Company announced its decision to consolidate one of its transmission remanufacturing operations from a leased facility located in Mahwah, New Jersey into a Company-owned idle facility in Oklahoma City, Oklahoma.  This decision was primarily driven by an expectation of lower operating costs (primarily labor and facility related).  The relocation from the Mahwah facility to the Oklahoma City facility was completed during November 2003 and the Mahwah lease expired on December 31, 2003.  The Company terminated a total of 163 employees, consisting of manufacturing and management personnel, as part of the Mahwah facility closure.  For the year ended December 31, 2003, $4,081 of costs were incurred related to the Mahwah plant closure including (i) $1,317 of moving and travel costs to relocate equipment and certain management employees from the Mahwah facility to the facility in Oklahoma City, (ii) $1,210 of severance and related costs, (iii) $617 primarily related to the write-off of previously capitalized leasehold improvement costs at the Mahwah facility, (iv) $459 of other exit costs primarily related to idle plant capacity at the Mahwah facility, (v) $278 of insurance costs related to certain workers compensation claims incurred for the terminated employees and (vi) $200 for the write-down of raw materials inventory no longer required (classified as Cost of Sales - Products).  During 2004, the Company recorded a net credit of $13 for the Mahwah facility closure, primarily related to adjustments to liability estimates.

Following is an analysis of the costs associated with the facilities consolidation within the Drivetrain Remanufacturing segment:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets		Total
Total amount expected to be incurred	$1,186	$2,065	$817		$4,068
Total amount incurred through December 31, 2004	$1,186	$2,065	$817		$4,068

Reserve as of December 31, 2002	$—	$—	$—		$—
Provision 2003	1,210	2,054	817	(1)	4,081
Payments – 2003	(639)	(1,655)	—		(2,294)
Asset write-offs 2003	—	—	(617)		(617)
Reserve as of December 31, 2003	571	399	200		1,170
Provision 2004	(24)	11	—		(13)
Payments – 2004	(547)	(99)	—		(646)
Reserve as of December 31, 2004	$—	$311	$200		$511

(1)   Includes $200 of inventory write-downs classified as cost of sales in the accompanying statements of income.

Other Activities Relating to Exit, Disposal, Certain Severance and Other Charges:

Commencing in 1998, the Company implemented certain initiatives designed to improve operating efficiencies and reduce costs.  In 2002, the Company recorded a charge of approximately $800 related to the Drivetrain Remanufacturing segment for a retroactive insurance premium adjustment related to 1998 and 1999 self-insured workers compensation claims.  In addition, the Company recorded a gain of approximately $800 for a partial reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability whose maximum exposure had been reduced.  In addition, the Company recorded income of $277 for the reversal of previously established provisions including (i) $154 for the shut-down of the Company’s remanufactured automotive electronic control modules operation primarily related to asset write-downs where actual recoveries from the sale of assets were favorable to original estimates and (ii) $123 of severance and related costs primarily related to the consolidation of the information systems groups that were no longer expected to be incurred.

In 2003, the Company recorded costs of $4,392 consisting of (i) compensation costs payable to our former CEO and CFO of $1,953 and $685, respectively, related to their conversion from full time to part time employment, (ii) $1,260 of severance and related costs for 30 management and operational support personnel primarily associated with the reorganization and de-layering of certain management functions and the streamlining of certain operations, (iii) $492 of relocation and other costs related to the hiring of a new CEO and CFO, (iv) $405 related to the write-down of certain customized software recorded as a fixed asset due to the loss of the business this software had supported and (v) $59 of other costs, partially offset by an income item of $462 related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at the Mahwah facility that was no longer needed due to the exit from this plant.

In 2004, the Company recorded a net charge of $4,044 consisting of (i) $3,323 of non-cash compensation expense related to modifications to unexercised stock options previously granted to our former CEO and former CFO, (ii) $795 of exit and other costs primarily related to the termination of an independent contractor agreement and costs related to the closure of two facilities, (iii) $525 of certain stock-based compensation costs related to the hiring of our new CEO, (iv) $292 of severance and related costs for 10 management and operational support personnel associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives and (v) $260 of relocation costs primarily related to the hiring of our new CFO, partially offset by a gain of $1,151 related to the reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability that has been reduced through the finalization of an audit by the state tax authorities.

Following is an analysis of the reserves relating to these activities:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down Of Assets	Total

Reserve as of December 31, 2001	$1,794	$3,034	$3,961	$8,789
Provision adjustment 2002	(123)	(28)	(126)	(277)
Payments 2002	(1,537)	(1,087)	—	(2,624)
Asset write-offs 2002	—	—	(3,614)	(3,614)
Asset valuation adjustment 2002 (1)	—	(122)	(221)	(343)
Reserve as of December 31, 2002	134	1,797	—	1,931
Provision 2003	3,898	89	405	4,392
Payments 2003	(342)	(302)	—	(644)
Asset write-offs 2003	—	—	(405)	(405)
Reserve as of December 31, 2003	3,690	1,584	—	5,274
Provision 2004	3,615	429	—	4,044
Payments 2004	(2,348)	(1,132)	—	(3,480)
Non-cash stock-based compensation write-offs 2004	(3,323)	(525)	—	(3,848)
Reserve as of December 31, 2004	$1,634	$356	$—	$1,990

Note 21.  Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
2004
Net sales	$85,025	$98,109	$107,601	$104,842
Gross profit	20,693	26,783	28,218	26,253
Exit, disposal, certain severance and other charges	791	2,685	488	67
Income from continuing operations	3,807	6,205	8,438	8,345
Net income	3,913	6,431	(9,067)	4,499
Earnings per common share (1)	$0.17	$0.30	$0.41	$0.39
Earnings per common share-assuming dilution (1)	0.17	0.30	$0.40	0.39

2003
Net sales	$88,188	$93,469	$77,437	$80,615
Gross profit	27,797	25,900	21,740	19,075
Exit, disposal, certain severance and other charges (2)	—	931	1,126	6,416
Income from continuing operations	8,694	6,522	4,299	(643)
Net income	9,853	6,499	3,869	290
Earnings per common share (1)	$0.36	$0.27	$0.18	$(0.03)
Earnings per common share-assuming dilution (1)	0.35	0.27	0.18	(0.03)

(1)           Earnings per share data is presented before discontinued operations.

(2)           Includes $200 of inventory write-downs recorded during the second quarter of 2003 classified as costs of sales in the accompanying statements of income.

During the fourth quarter of 2004, the Company disposed of an operating unit from its Drivetrain Remanufacturing segment which remanufactured transmissions for General Motors.  The results of this operating unit are presented as discontinued operations for all interim periods presented in the table above.  Income from continuing operations for the first, second, third and fourth quarters of 2004 exclude gain (loss) from discontinued operations related to the disposal of this operating unit of $106, $(1,161), $(17,505) and $(1,665), respectively.  Income from continuing operations for the first, second, third and fourth quarters of 2003 exclude gain (loss) from discontinued operations related to the disposal of this operating unit of $1,159, $(23), $(430) and $933, respectively.

ITEM 9.          CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

(i) Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

(ii) Internal Control Over Financial Reporting.

(a) Management’s annual report on internal control over financial reporting.

Our management report on internal control over financial reporting is set forth in Item 8 “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K on page 41.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting is set forth in Item 8 “Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K on page 43.

(c) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following lists our executive officers and directors and their respective ages and positions as of December 31, 2004:

Name	Age	Positions
Donald T. Johnson, Jr.	52	President and Chief Executive Officer, Director
Todd R. Peters	42	Vice President and Chief Financial Officer
John J. Machota	52	Vice President, Human Resources
Mary T. Ryan	51	Vice President, Communications and Investor Relations
Joseph Salamunovich	45	Vice President, General Counsel and Secretary
John R. Colarossi	52	President, Independent Aftermarket
William L. Conley, Jr.	56	President, ATC Logistics
Brett O. Dickson	40	Vice President, North American Remanufacturing Operations
Michael T. DuBose	51	Chairman of the Board (non-executive)
Robert Anderson	84	Director
Robert L. Evans	52	Director
Curtland E. Fields	53	Director
Dale F. Frey	72	Director
Mark C. Hardy	41	Director
Dr. Michael J. Hartnett	59	Director
Michael D. Jordan	58	Director
Gerald L. Parsky	62	Director
S. Lawrence Prendergast	63	Director
Edward Stewart	62	Director

Donald T. Johnson, Jr. joined us as President and Chief Operating Officer in January 2004.  In February 2004, Mr. Johnson succeeded Michael T. DuBose as Chief Executive Officer and became a director in May 2004.  Before joining us, Mr. Johnson was Global Director, Parts, Supply and Logistics for Ford Motor Company since 1999.  Prior to that, Mr. Johnson spent 26 years working for Caterpillar, Inc. and its subsidiaries, including serving as Vice President of Caterpillar Logistics Services, Inc. from 1992 until he joined Ford.  Mr. Johnson holds a B.A. in Management from the University of Illinois.

Todd R. Peters joined us as Vice President, Finance in March 2004 and was appointed Vice President and Chief Financial Officer in May 2004.  Before joining us, Mr. Peters served TriMas Corporation, a manufacturer of automotive accessories and industrial products, as Executive Vice President and Chief Financial Officer from 2002 to 2003 and as Vice President of Finance from 2001 to 2002.  From 1994 to 2001, he held various positions with Dana Corporation, a manufacturer in the automotive, mobile off-highway, marine, recreational and small engine industries, including Global Working Capital Team Leader from 2000 to 2001, Director of Operations — Long Manufacturing from 1999 to 2000 and Vice President of Finance from 1994 to 1999.  Prior to that, Mr. Peters worked for Coopers & Lybrand for over eight years.  Mr. Peters holds a B.S. in Business Administration from Central Michigan University and is a certified public accountant.

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

Mary T. Ryan joined us as Vice President, Communications and Investor Relations in 1999.  From 1996 to 1998, Ms. Ryan served as Vice President, Corporate Affairs for American Disposal Services, Inc.  From 1995 to 1996,

she was a self-employed public relations consultant.  Prior to that, Ms. Ryan was employed for more than ten years with Waste Management, Inc.  Ms. Ryan holds an M.B.A. from DePaul University.

Joseph Salamunovich joined us as Vice President, General Counsel and Secretary in 1997.  From 1995 to 1997, Mr. Salamunovich was a partner in the law firm of Gibson, Dunn & Crutcher LLP, where he specialized in corporate and securities law matters.  Mr. Salamunovich holds a J.D. from Loyola Law School, Los Angeles.

John R. Colarossi joined us in 2003 as President of our Independent Aftermarket business.  Prior to joining us, Mr. Colarossi served as Chief Operating Officer of Cottman Transmission Systems since 2001.  During 1999 and 2000 he was Executive Vice President of Sales and Marketing for Capsule Communications (formerly US WATS).  Between 1993 and 1999 Mr. Colarossi held various positions with Moran Industries, including President from 1998 to 1999, and from 1984 to 1992 he was employed by AAMCO Transmissions, serving as Executive Vice President – Sales and Operations between 1989 and 1992.  Mr. Colarossi holds a B.S. in Economics from the University of Pittsburgh.

William L. Conley, Jr. joined us in 2002 as President of our ATC Logistics business.  Prior to joining us Mr. Conley spent nearly 24 years with FedEx Corporation in a series of increasingly responsible sales and leadership positions.  Most recently, Mr. Conley served as Vice President and General Manager – Europe, Middle East and Africa for FedEx Supply Chain Services (FedEx’s logistics operations).  Mr. Conley holds a B.S. in Aeronautics from Parks College of Aeronautical Technology of St. Louis University.

Brett O. Dickson joined us in 2001 as Director of Lean and Continuous Improvement.  That same year he became Vice President and General Manager of our Autocraft Industries business and became an executive officer in May 2004 when he was promoted to Vice President of our North American Remanufacturing Operations.  Prior to joining us, Mr. Dickson held increasingly responsible positions in operations, supply chain management and repositioning within Grimes Aerospace Company, an international engineering, manufacturing and distribution company, from 1995 to 2000, most recently serving as the Business Unit Manager for Grimes’ Exterior Lighting business.  Between 1985 and 1995 he held various positions with Honeywell (formerly AlliedSignal) including Plant Manager, Production Engineering Manager and Six Sigma specialist.  Mr. Dickson holds a B.S. in Electronic Engineering Technology from the DeVry Institute of Technology.

Michael T. DuBose joined us as Chairman of the Board, President and Chief Executive Officer in 1998 and is currently serving as Chairman of the Board, stepping down from his role as President in January 2004 and Chief Executive Officer in February 2004.  Prior to joining Aftermarket Technology Corp., he served as a consultant to Aurora Capital Group from 1997.  From 1995 to 1997, Mr. DuBose was Chairman and Chief Executive Officer of Grimes Aerospace Company.  From 1993 to 1995, he served as Senior Vice President of SAI Corporation’s computer equipment manufacturing and systems sector.  Prior to that, Mr. DuBose held various positions at General Instrument and General Electric Company.  Mr. DuBose holds an M.S. in Management from the Stanford University Graduate School of Business.

Robert Anderson became a director in 1997.  Mr. Anderson has been associated with Rockwell International Corporation since 1968, where he has been Chairman Emeritus since 1990 and served previously as Chairman of the Executive Committee from 1988 to 1990 and as Chairman of the Board and Chief Executive Officer from 1979 to 1988.

Robert L. Evans became a director in December 2004.  He served as Managing Director of Symphony Technology Group (a strategic holding company that invests primarily in software and services firms) and a predecessor firm, the Valent Group, from 2001 until October 2004.  Prior to that, he was President and Chief Operating Officer of Aspect Development, Inc. from 1999 until its acquisition by i2 Technologies, Inc. in 2000, after which he served as Chief Operating Officer of i2 Technologies.  Mr. Evans was employed by Accenture (formerly Andersen Consulting) from 1993 to 1999, where he held a variety of positions, including Managing Partner of the Americas Supply Chain practice.  From 1990 to 1993 Mr. Evans served as Vice President, Customer Support (Parts & Service) for Mazda Motor of America, and between 1975 and 1990 he held various positions with Caterpillar Inc., including President of Caterpillar Logistics Services.

Curtland E. Fields became a director in December 2004.  Mr. Fields is the Executive Director and chief executive officer and a trustee of the Turrell Fund, a $130 million foundation serving the needs of underprivileged children.  Prior to joining the Turrell Fund in 2003, Mr. Fields was employed by AT&T Corporation for over 30 years, serving most recently as President of the Consumer Transactions Services Group between 2000 and 2003, as President of the Consumer Markets Group (Central Region) from 1999 to 2000 and Vice President, Strategy and Marketing for the Business Markets Group from 1998 to 1999.  Prior to that he held other positions with AT&T including Financial Vice President for Investor Relations.

Dale F. Frey became a director in 1997.  Prior to his retirement in 1997, Mr. Frey was Chairman of the Board, President and Chief Executive Officer of General Electric Investment Corporation, a position he had held since 1984, and was a Vice President of General Electric Company since 1980.  Mr. Frey is a director of Community Health Systems, Yankee Candle, Ambassadors Group and McLeod USA.

Mark C. Hardy became a director in 1994.  Mr. Hardy is a Managing Director and partner of Aurora Capital Group.  Prior to joining Aurora Capital Group in 1993, Mr. Hardy was an Associate Consultant at Bain & Company, a consulting firm.

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

Michael D. Jordan, became a director in May 2004.  Prior to retirement in 2001, he was employed by Ford Motor Company for over 30 years, serving most recently as President of Ford’s Automotive Consumer Services Group since 1997.  Prior to that he was President of the Ford Customer Service Division—Europe for three years.  Mr. Jordan is a director and chairman of the audit committee of Overnite Corporation.

Gerald L. Parsky became a director in 1997.  Mr. Parsky is the Chairman and a founding partner of Aurora Capital Group.  Prior to forming Aurora Capital Group in 1991, Mr. Parsky was a senior partner and a member of the Executive and Management Committees of the law firm of Gibson, Dunn & Crutcher LLP.  Prior to that, he served as Assistant Secretary of the Treasury for International Affairs.

S. Lawrence Prendergast became a director in May 2004.  Since 1999 he has been Executive Vice President of Finance of LaBranche & Co. Inc., a New York Stock Exchange specialist firm.  Prior to that he spent over 30 years with AT&T Corporation, including serving as Chairman of the Board and Chief Executive Officer of AT&T Investment Management Corp. from 1997 to 1999 and as Vice President and Treasurer of AT&T Corporation for 14 years before that.

Edward Stewart became a director in December 2004.  Prior to his retirement in 2002, he was employed by General Electric Company for 37 years, serving most recently as Executive Vice President of GE Capital and Chief Executive Officer of GE Card Services from 1997, and prior to that he was a Vice President of General Electric since 1991.

Directors serve one-year terms and are elected annually.  Executive officers serve until they resign or replacements are appointed by the Board of Directors.

Audit Committee Financial Expert.

Our Board of Directors has determined that Mr. S. Lawrence Prendergast, Chairman of our Audit Committee, is a financial expert for purposes of Item 401(h) of Regulation S-K under the Exchange Act.  Mr. Prendergast is an independent director within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us.  Based solely on a review of the copies of the forms that we have received, we believe that all such forms required during 2004 were filed on a timely basis, except for the Form 3 of Mr. Evans, which was due on December 13 but was filed on December 15.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers and employees.  The code of ethics contains written standards that we believe are reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, (ii) full, fair, accurate, timely and understandable disclosure in our reports that we file with or submit to the Securities and Exchange Commission and our other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the code of ethics to an appropriate person, and (v) accountability for adherence to the code.

The full text of our code of ethics was filed as an exhibit to our 2003 Annual Report on Form 10-K.  A copy of the code of ethics may be obtained without charge by sending a written request to us at 1400 Opus Place, Suite 600, Downers Grove, Illinois 60515, attention: Corporate Secretary.  We intend to disclose future amendments to certain provisions of our code of ethics, or waivers of such provisions granted to executive officers and directors, on our web site, www.goatc.com, within five business days following the date of such amendment or waiver.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the three most recently completed fiscal years, the cash compensation, for services to us in all capacities, of those persons who were, as of December 31, 2004 (i) our current Chief Executive Officer, (ii) our former Chief Executive Officer, (iii) the four persons who were the other most highly compensated executive officers of Aftermarket Technology Corp. and its subsidiaries, and (iv) one person who would have been among our four other most highly compensated executive officers if he had continued to serve as an executive officer through the end of 2004:

						Long-Term Compensation Awards
						Restricted Stock Award(s) ($) (3)	Securities Under- lying Options (#) (4)	All Other Compensation
		Annual Compensation
		Salary	Bonus (1)	Other Annual Compensation (2)
Name and Principal Position	Year

Donald T. Johnson, Jr. (5)	2004	$500,000	$53,614	$26,420		$1,050,000	140,000	$201,413	(6)
Current President and CEO	2003	—	—	—		—	—	—
	2002	—	—	—		—	—	—

Michael T. DuBose (7)	2004	$290,847	—	$14,877		—	—	$703,365	(8)
Former President and	2003	550,000	—	25,400		—	—	—
Chief Executive Officer	2002	550,000	$412,500	25,400		—	250,000	1,000,000	(9)

Todd R. Peters (10)	2004	$244,262	$27,500	$13,072		$371,250	70,000	$254,448	(6)
Current CFO	2003	—	—	—		—	—	—
and Vice President	2002	—	—	—		—	—	—

Brett O. Dickson (11)	2004	$238,081	$46,750	$1,183	(12)	$149,000	15,000	—
Vice President, N.A.	2003	183,672	21,720	—		—	—	—
Remanufacturing Ops.	2002	176,500	205,726	—		—	5,000	$43,304	(6)

William L. Conley, Jr. (13)	2004	$235,000	$146,187	$14,300		$37,250	10,000	—
President, ATC Logistics	2003	235,000	—	23,785		—	—	—
	2002	109,452	55,237	14,081		—	25,000	$14,963	(6)

Joseph Salamunovich	2004	$220,000	$22,300	$10,370		$74,500	10,000	—
Vice President, General	2003	220,000	—	12,566		61,000	—	—
Counsel and Secretary	2002	220,000	149,000	11,454		—	25,000	—

Barry C. Kohn (14)	2004	$166,885	—	—		—	—	$246,370	(15)
Former Chief Financial	2003	300,000	—	15,600		—	—	—
	2002	300,000	$150,000	15,600		—	100,000	300,000	(16)

(1)     Bonuses under our incentive compensation plan for a particular year are generally paid during the first quarter of the following year.

(2)     Consists of allowances for automobile, club dues and financial planning except where otherwise noted.

(3)     Calculated by multiplying the number of shares awarded by the closing price of our common stock on the Nasdaq National Market System on the day the restricted stock was awarded.  No consideration was paid for the shares.

(4)     Consists of options to purchase shares of our common stock, which options were issued pursuant to our 1996 Stock Incentive Plan, 1998 Stock Incentive Plan, 2000 Stock Incentive Plan, 2002 Stock Incentive Plan or 2004 Stock Incentive Plan.  Pursuant to the stock incentive plans, the Compensation and Human Resources Committee of the Board of Directors makes recommendations to the Board of Directors regarding the amount, terms and conditions of each option to be granted.

(5)     Mr. Johnson joined us as President in January 2004 and became Chief Executive Officer in February 2004.

(6)     Consists of relocation benefits.

(7)     Mr. DuBose ceased to be President in January 2004 and Chief Executive Officer in February 2004.  He became a part-time employee in April 2004, at which time his annual salary was reduced from $550,000 to $200,000.

(8)     Consists of a portion of the $1,925,000 special conversion bonus called for under Mr. DuBose’s employment agreement, which is payable over the 24-month period following Mr. DuBose’s conversion from full-time to part-time employment with us.  The $1,221,635 balance of the conversion bonus will be paid during 2005 and the first quarter of 2006.  See “Employment Agreements” below.

(9)     Consists of a special one-time payment of $1,000,000 made when Mr. DuBose entered into an amended and restated employment agreement in July 2002.  See “Employment Agreements” below.

(10)   Mr. Peters joined us as Vice President, Finance in March 2004 at an annual salary of $300,000 and became Chief Financial Officer in May 2004.

(11)   Mr. Dickson became an executive officer in May 2004, at which time his annual salary was increased from $217,200 to $250,000.

(12)   Consists of allowances for club dues and financial planning.  Mr. Dickson is provided with a company car.

(13)   Mr. Conley joined us in July 2002.

(14)   Mr. Kohn ceased to be Chief Financial Officer in May 2004.  He became a part-time employee in June 2004, at which time his annual salary was reduced from $300,000 to $60,000.

(15)   Consists of a portion of the $675,000 special conversion bonus called for under Mr. Kohn’s employment agreement, which is payable over the 18-month period following Mr. Kohn’s conversion from full-time to part-time employment with us.  The $432,692 balance of the conversion bonus will be paid during 2005.  See “Employment Agreements” below.

(16)   Includes a special one-time payment of $300,000 made when Mr. Kohn entered into an employment agreement in July 2002.  See “Employment Agreements” below.

Set forth below is the annual base salary for our current Chief Executive Officer and each of our four other most highly compensated executive officers as of February 11, 2005:

Name	Annual Base Salary
Donald T. Johnson, Jr.	$500,000
Todd R. Peters	300,000
Brett O. Dickson	250,000
William L. Conley, Jr.	235,000
Joseph Salamunovich	226,700

Option Grants Table

Shown below is information concerning grants of options by us during 2004 to our current and former Chief Executive Officers, each of our four other most highly compensated executive officers as of December 31, 2004, and one person who would have been among our four other most highly compensated executive officers if he had continued to serve as an executive officer through the end of 2004:

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(1)
	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in

				Exercise Price	Expiration
Name	(#)		Fiscal Year	($/Share)	Date	5% ($)	10% ($)
Donald T. Johnson, Jr.	140,000	(2)	22.0	$14.00	1/1/14	$1,232,633	$3,123,735
Michael T. DuBose	—		—	—	—	—
Todd R. Peters	70,000	(3)	11.0	$14.85	3/9/14	653,736	1,656,695
Brett O. Dickson	15,000	(4)	2.4	$14.90	5/12/14	140,558	356,201
William L. Conley	10,000	(4)	1.6	$14.90	5/12/14	93,705	237,468
Joseph Salamunovich	10,000	(4)	1.6	$14.90	5/12/14	93,705	237,468
Barry C. Kohn	—		—	—	—	—	—

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

(2)     These options were granted under our 2002 Stock Incentive Plan.  One third of the options vest and become exercisable on each of January 1, 2005, 2006 and 2007.

(3)     40,000 of these options were granted under our 1998 Stock Incentive Plan and the balance were granted under our 2002 Stock Incentive Plan.  One third of the options vest and become exercisable on each of March 9, 2005, 2006 and 2007.

(4)     These options were granted under our 2004 Stock Incentive Plan.  One third of the options vest and become exercisable on each of May 12, 2005, 2006 and 2007.

Aggregated Option Exercises and Year-End Option Value Table

Shown below is information relating to (i) the exercise of stock options during 2004 by our current and former Chief Executive Officers, each of our four other most highly compensated executive officers as of December 31, 2004, and one person who would have been among our four other most highly compensated executive officers if he had continued to serve as an executive officer through the end of 2004, and (ii) the value of unexercised options for each of such persons as of December 31, 2004:

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald T. Johnson, Jr.	—	—	—	140,000	—	$294,000
Michael T. DuBose	422,070	$2,179,593	250,000	—	—	—
Todd R. Peters	—	—	—	70,000	—	87,500
Brett O. Dickson	—	—	13,334	24,166	$57,685	46,843
William L. Conley	—	—	16,667	18,333	33,167	28,583
Joseph Salamunovich	—	—	100,788	25,000	377,025	45,168
Barry C. Kohn	118,121	1,085,553	100,000	—	—	—

(1)     Based on the closing price of our common stock on the Nasdaq National Market System on December 31, 2004, which was $16.10 per share.

Employment Agreements

We have entered into an employment agreement with each of our executive officers that provides for a three-year term and is automatically renewable thereafter on a year-to-year basis.  Each agreement includes a noncompetition provision for a period of 18 months from the termination of the executive officer’s employment with Aftermarket Technology Corp.  If the executive officer is terminated without cause, he will receive severance equal to his base salary for a period of 12 months after termination plus a pro rata portion of his incentive compensation bonus for the year in which he is terminated, as well as medical benefits during the severance period.  If the termination occurs within 18 months after a change of control, the executive will also receive a payment equal to his target bonus under the incentive compensation plan.

Mr. Johnson’s agreement is the same as those of the other executive officers except that (i) his severance period (which also applies in the case of his permanent disability) runs for 24 months if he is terminated prior to June 30, 2005 or for 18 months if he is terminated thereafter, and (ii) his noncompetition provision runs for the same period.

Mr. Peters’ agreement is the same as those of the other executive officers except that his severance period runs for 18 months and his noncompetition provision runs for 24 months.

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

In July 2002 we entered into an amended and restated employment agreement with Mr. DuBose that provides that he would serve as our Chairman, President and CEO through January 2004, at an annual base salary of $550,000, and thereafter the agreement would automatically renew on a year-to-year basis unless either we or Mr. DuBose elected not to renew.  Mr. DuBose ceased to be President in January 2004 and CEO in February 2004.  Under his employment agreement, he will serve for five years in a part-time capacity in such position as our Board of Directors determines, at an annual salary of $200,000.  In addition to his part-time salary, Mr. DuBose is receiving payments totaling two times his pre-conversion base salary plus two times his 2004 target bonus under our incentive compensation plan, paid over the 24-month period following his conversion to part-time status.  If he ceases to be a part-time employee for any reason other than termination for cause or voluntary resignation within five years following his conversion to part-time status, he will continue to receive monthly payments of $16,666 through the end of the five-year period.  Mr. DuBose will also receive medical benefits for up to ten years following the end of his employment.  The employment agreement contains a provision that Mr. DuBose will not compete against us during the period ending on the later of January 28, 2009 or the second anniversary of the date he ceases to be employed by us, which is considerably longer than the noncompetition provision contained in his previous employment agreement.  In connection with the signing of this amended and restated employment agreement, Mr. DuBose received a special one-time payment of $1,000,000 in 2002.

In July 2002 we entered into an employment agreement with Mr. Kohn that provides that he would serve as our CFO through January 2004, at an annual base salary of $300,000, and thereafter the agreement would automatically renew on a year-to-year basis unless either we or Mr. Kohn elected not to renew.  Mr. Kohn ceased to be CFO in May 2004.  Under his employment agreement, he will serve for five years in a part-time capacity at an annual salary of $60,000.  In addition to his part-time salary, Mr. Kohn is receiving payments totaling 1.5 times his CFO base salary plus 1.5 times his target bonus under our incentive compensation plan, paid over the 18-month period following his conversion to part-time status.  If he ceases to be a part-time employee for any reason other than termination for cause or voluntary resignation within five years following his conversion to part-time status, he will continue to receive monthly payments of $5,000 through the end of the five-year period.  Mr. Kohn will also receive medical benefits for up to 18 months following the end of his employment.  The employment agreement contains a provision that Mr. Kohn will not compete against us during the period ending on the later of January 28, 2009 or the second anniversary of the date he ceases to be employed by us, which is considerably longer than the noncompetition provision contained in our standard form of executive employment agreement.  In connection with the signing of this employment agreement, Mr. Kohn received a special one-time payment of $300,000 in 2002.

Stock Incentive Plans

Pursuant to our 1998, 2000, 2002 and 2004 stock incentive plans, officers, directors, employees and consultants of Aftermarket Technology Corp. and its affiliates are eligible to receive stock options, annual incentive bonuses and incentive stock.  In addition, we have stock options outstanding under a 1996 stock incentive plan under which awards may no longer be made.

The stock incentive plans are administered by the Compensation and Human Resources Committee of our Board of Directors, although the Board of Directors makes decisions with respect to awards for our Chief Executive Officer and may exercise any of the Committee’s other authority under the plans in lieu of the Committee’s exercise thereof.  Subject to the express provisions of the stock incentive plans, the Committee has broad authority in administering and interpreting the plans.  Options granted to employees may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify.  Awards to employees may include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events.  The vesting of stock options and restricted stock will be accelerated in the event of a change of control of Aftermarket Technology Corp.  Restricted stock granted under the stock incentive plans are subject to vesting provision.  In most cases, outstanding options are also subject to vesting provisions and expire on the tenth anniversary of the date of grant.

As of February 11, 2005, there were 117,332 shares of restricted stock issued to our officers and employees and 1,882,895 options to purchase common stock granted to our directors, officers and employees pursuant to the plans, and the number of shares available for issuance pursuant to the plans was 746,248.  The exercise prices of options outstanding under the stock incentive plans as of February 11, 2005 are as follows:

Number of Option Shares	Exercise Price
17,500	$4.563
1,667	5.0312
162,663	5.06
1,333	6.875
21,499	8.50
12,667	9.00
5,000	9.125
206,333	9.63
112,313	11.125
2,000	11.4375
3,000	11.45
3,333	11.79
1,000	11.80
3,000	12.20
140,000	14.00
38,000	14.11
14,500	14.36
35,088	14.75
8,000	14.80
70,000	14.85
309,000	14.90
60,000	17.89
654,999	18.00 or greater
1,882,895

For information regarding restricted stock and stock options granted to our directors and officers, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Director Compensation

Prior to 2004 we did not pay cash compensation to our directors for service on our Board of Directors or its committees.  Beginning in 2004, we now pay our independent directors an annual fee of $50,000.  Each independent director also receives an annual grant of options to purchase 10,000 shares of our common stock and each new independent director receives a one-time grant of options to purchase 20,000 shares.  Directors are reimbursed for their expenses in connection with attending Board and committee meetings.

In 2002, 2003 and 2004 each of Messrs. Anderson, Frey and Hartnett received options to purchase 25,000 shares of common stock at an exercise price of $22.90 per share, 50,000 shares of common stock at an exercise price of $9.63 per share, and 10,000 shares of common stock at an exercise price of $14.90 per share, respectively.  In 2004 each of Messrs. Jordan and Prendergast received options to purchase 20,000 shares of common stock at an exercise price of $14.90 per share and each of Messrs. Evans, Fields and Stewart received options to purchase 20,000 shares of common stock at an exercise price of $17.89 per share.  The option exercise price in each case was equal to the closing price of our common stock on the Nasdaq National Market System on the date the option was granted.  Each option vests and becomes exercisable in one-third increments on the first, second and third anniversaries of the date of grant, except for the options granted to Messrs. Anderson, Frey and Hartnett in 2004, which vest and become exercisable in one-half increments on the first and second anniversaries of the date of grant.  All the options expire on the tenth anniversary of the date of grant.

Compensation and Human Resources Committee Interlocks and
Insider Participation in Compensation Decisions

Prior to May 2004, the members of our Compensation and Human Resources Committee were current director Gerald L. Parsky and former directors Richard R. Crowell and J. Richard Stonesifer.  Messrs. Crowell and Parsky are (i) two of the three stockholders and directors of Aurora Advisors, Inc., the general partner of Aurora Capital Partners, which is the general partner of Aurora Equity Partners, L.P., our largest stockholder, and (ii) two of the three stockholders and directors of Aurora Overseas Advisors, Ltd., the general partner of Aurora Overseas Capital Partners L.P., the general partner of Aurora Overseas Equity Partners I, L.P., another of our significant stockholders.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  In addition, Messrs. Crowell and Parsky are the senior members of Aurora Capital Group (of which Aurora Equity Partners and Aurora Overseas Equity Partners are a part), which provides investment banking and management services to us pursuant to a management services agreement.  See Item 13. “Certain Relationships and Related Transactions.”

In May 2004, Messrs. Crowell, Parsky and Stonesifer were replaced on the Compensation and Human Resources Committee by Messrs. Evans, Fields, Hartnett and Jordan, each of whom is independent as defined in the Nasdaq listing standards and the regulations of the Securities and Exchange Commission.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth the beneficial ownership of our common stock (the only class of our issued and outstanding voting securities), as of February 15, 2005 by each of our directors, our current Chief Executive Officer, our former Chief Executive Officer, each of our four other most highly compensated executive officers as of December 31, 2004, one person who would have been among our four other most highly compensated executive officers if he had continued to serve as an executive officer through the end of 2004, our directors and executive officers as a group, and each person who at February 15, 2005 was known to us to beneficially own more than 5% of our outstanding common stock.

	Number of Shares (1)	Voting Percentage
Aurora Equity Partners L.P. (other beneficial owners: Gerald L. Parsky) (2)	5,057,304	23.8
Wasatch Advisors, Inc. (3)	2,942,101	13.8
General Electric Pension Trust (4)	1,306,095	6.1
Daruma Asset Management, Inc. (5)	1,267,900	6.0
Wells Fargo & Company (6)	1,121,958	5.3
Donald T. Johnson, Jr. (7)	110,623		*
Michael T. DuBose (8)	250,000	1.2
Todd R. Peters (9)	48,334		*
Brett O. Dickson (10)	23,334		*
William L. Conley, Jr. (11)	19,167		*
Joseph Salamunovich (12)	110,297		*
Barry C. Kohn (8)	100,000		*
Robert Anderson (13)	78,334		*
Robert L. Evans (14)	0	—
Curtland E. Fields (14)	0	—
Dale F. Frey (13)	78,334		*
Mark C. Hardy	0	—
Dr. Michael J. Hartnett (13)	80,000		*
Michael D. Jordan (14)	0	—
Gerald L. Parsky (2)(15)	5,879,687	27.6
S. Lawrence Prendergast (14)	1,000		*
Edward Stewart (14)	0	—
All directors and officers as a group (19 persons) (16)	6,836,850	31.0

*       Less than 1%.

(1)     The shares of common stock underlying options granted under our stock incentive plans that are exercisable as of February 11, 2005 or that will become exercisable within 60 days thereafter (such options being referred to as “exercisable”) are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

(2)     Aurora Equity Partners is a limited partnership the general partner of which is Aurora Capital Partners, a limited partnership whose general partner is Aurora Advisors, Inc.  Mr. Parsky is one of the three stockholders and directors of Aurora Advisors, is a limited partner of Aurora Capital Partners and may be deemed to beneficially share ownership of the common stock beneficially owned by Aurora Equity Partners and may be deemed to be an organizer of Aftermarket Technology Corp. under regulations promulgated under the Securities Act of 1933.  Aurora Equity Partners’ address is 10877 Wilshire Boulevard, Suite 2100, Los Angeles, CA 90024.

(3)     Wasatch Advisors’ address is 150 Social Hall Avenue, Salt Lake City, UT 84111.

(4)     The GE Pension Trust’s address is 3003 Summer Street, Stamford, CT 06905.

(5)     Daruma Asset Management’s address is 80 West 40th Street, 9th Floor, New York, NY 10018.

(6)     Wells Fargo’s address is 420 Montgomery Street, San Francisco, CA 94163.

(7)     Includes 37,500 shares of restricted stock and 46,667 shares subject to exercisable options.  Excludes 93,333 shares subject to options that are not exercisable.

(8)     Consists of shares subject to exercisable options.

(9)     Consists of 25,000 shares of restricted stock and 23,334 shares subject to exercisable options.  Excludes 46,666 shares subject to options that are not exercisable.

(10)   Consists of 10,000 shares of restricted stock and 13,334 shares subject to exercisable options.  Excludes 24,166 shares subject to options that are not exercisable.

(11)   Consists of 2,500 shares of restricted stock and 16,667 shares subject to exercisable options.  Excludes 18,333 shares subject to options that are not exercisable.

(12)   Includes 8,333 shares of restricted stock and 100,788 shares subject to exercisable options.  Excludes 25,000 shares subject to options that are not exercisable.

(13)   Consists of shares subject to exercisable options.  Excludes 35,000 shares subject to options that are not exercisable.

(14)   Excludes 20,000 shares subject to options that are not exercisable.

(15)   Includes the shares owned by Aurora Equity Partners and 807,383 shares owned by Aurora Overseas Equity Partners I, L.P. (i.e., the Aurora partnerships).

(16)   Includes 105,832 shares of restricted stock and 817,458 shares subject to exercisable options.  Excludes 476,664 shares subject to options that are not exercisable.

Unless otherwise noted above, the address of each person in the above table is 1400 Opus Place, Suite 600, Downers Grove, IL 60515.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,882,895	$16.95	746,248
Equity compensation plans not approved by security holders	—	—	—
Total	1,882,895		746,248

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe the transactions described below were beneficial to us and were entered into on terms at least as favorable to us as we could have obtained from unaffiliated third parties in arms-length negotiations.

Relationship with Aurora Capital Group

We were formed in 1994 at the direction of Aurora Capital Group as a vehicle to acquire and consolidate companies in the fragmented drivetrain remanufacturing industry.  Aurora Capital Group is controlled by Mr. Parsky, one of our directors, and Richard Crowell and Richard Roeder, two of our former directors.

We pay to Aurora Management Partners, which is a part of Aurora Capital Group, a base annual management fee for advisory and consulting services pursuant to a written management services agreement.  Aurora Management Partners is also entitled to reimbursements from us for all of its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the management services agreement.  The base annual management fee is subject to increase, at the discretion of the disinterested members of our board of directors, by up to an aggregate of $250,000 in the event that we consummate one or more significant corporate transactions.  The base annual management fee has not been increased as a result of any of our acquisitions.  The base annual management fee is also subject to increase for specified cost of living increases, although no such adjustment has been made in the last three years.  If our EBITDA in any year exceeds management’s budgeted EBITDA by 15.0% or more for that year, Aurora Management Partners is entitled to receive an additional management fee equal to one half of its base annual management fee for that year.  Because our EBITDA did not exceed management’s budgeted EBITDA by 15.0% in 2004, Aurora Management Partners did not receive this additional management fee in 2004.  The base annual management fee payable to Aurora Management Partners, which was $330,000 in 2004, was reduced at the end of 2004 to $220,000 when the collective beneficial ownership of our common stock by Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P. (limited partnerships that are part of the Aurora Capital Group) declined below 30%.  If their collective beneficial ownership declines below 20%, the management services agreement will terminate.

If we consummate any significant acquisitions, Aurora Management Partners will be entitled to receive a fee from us for investment banking services in connection with the acquisition.  The fee is equal to 2.0% of the first $75.0 million of the acquisition consideration (including debt assumed and current assets retained) and 1.0% of acquisition consideration (including debt assumed and current assets retained) in excess of $75.0 million.  Since our formation, we have paid approximately $5.3 million of fees to Aurora Management Partners for investment banking services in connection with our acquisitions.  In 2001, we paid Aurora Management Partners a $750,000 fee for services in connection with the 2000 sale of our Distribution Group business.  We are not obligated to make any payment to Aurora Management Partners at any time that we are in default under our credit facility.

In December 2003, we entered into an agreement with Aurora Equity Partners and Aurora Overseas Equity Partners to purchase up to a total of 1,169,409 shares of our outstanding common stock held by the partnerships at a price equal to the price that we paid to our other stockholders in the tender offer that we completed in January 2004.  In February 2004, we completed the purchase of these shares at the final tender offer price of $15.75 per share and paid to the Aurora partnerships a total of $18.4 million.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Pursuant to these registration rights, in June 2002, we registered 4,500,000 shares of our common stock for resale by the Aurora partnerships, General Electric Pension Trust, the members of our Board of Directors at the time, our Chief Financial Officer at the time and certain other stockholders, and paid $256,000 of SEC filing fees, legal fees and other expenses relating to the secondary offering.

In October 2004, we filed a registration statement on Form S-3 to register the resale of up to 7,685,782 shares of our common stock by the Aurora partnerships, General Electric Pension Trust and Gerald L. Parsky.  We were not obligated under the stockholders agreement to file this registration statement, and the selling stockholders, instead of us, are responsible for the SEC filing fees and any transaction related expenses.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal outside accountant is Ernst & Young LLP.  Set forth below are the fees and expenses for Ernst & Young for each of the last two years for the following services provided to us:

	2004	2003
Audit Fees (1)	$1,219,580	$425,160
Audit-Related Fees (2)	9,220	11,850
Tax Fees (3)	102,635	143,205
All Other Fees (4)	133,183	21,120
Total Fees	$1,464,618	$601,335

(1)   For 2004 includes $611,600 of fees and expenses for the audit of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

(2)   For 2004 consists of fees and expenses for financial accounting consultations.  For 2003 consists of fees and expenses for assistance with responding to an SEC comment letter regarding our 2002 10-K.

(3)   For 2004 consists of fees and expenses for assistance with (i) state, federal and foreign tax returns ($71,354) and (ii) state, federal and sales tax audits and refunds ($31,281).  For 2003 consists of fees and expenses for assistance with (i) state, federal and foreign tax returns ($73,750), (ii) state, federal and sales tax audits and refunds ($62,995) and (iii) tax planning ($6,460).

(4)   For 2004 consists of fees and expenses for services relating to (i) a Statement of Auditing Standards No. 70 review ($120,394), (ii) diligence for a potential divestiture ($7,289) and (iii) the Form S-8 registration statement relating to our 2004 Stock Incentive Plan ($5,500).  For 2003 consists of fees and expenses for services relating to compliance with the Sarbanes-Oxley Act ($4,850) and diligence for a potential acquisition ($16,270).

The Audit Committee of our Board of Directors adopted a pre-approval policy in 2003 pursuant to which the Audit Committee pre-approves each non-audit engagement or service with or by our independent auditor.  Prior to pre-approving any such non-audit engagement or service, it is the Committee’s practice to first receive information regarding the engagement or service that (i) is detailed as to the specific engagement or service, and (ii) enables the Committee to make a well-reasoned assessment of the impact of the engagement or service on the auditor’s independence.  In addition, the Chairman of the Audit Committee is authorized to pre-approve any non-audit service between regularly scheduled meetings of the Audit Committee provided that the fees for such service do not exceed $50,000 and the Chairman’s approvals are reported to the full Audit Committee at the next Audit Committee meeting.  The Audit Committee or the Audit Committee Chairman pre-approved all non-audit engagements with, and services provided by, the Company’s auditors during 2004.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.2	Bylaws of Aftermarket Technology Corp. (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference)

10.1

Stockholders Agreement, dated as of August 2, 1994, among Holdings, and certain of its stockholders, optionholders and warrant holders (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

10.2

Amendment No. 4 to Stockholders Agreement, dated as of December 16, 1996 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.3

Amended and Restated Tax Sharing Agreement, dated as of December 20, 1996, among Aftermarket Technology Holdings Corp., Aaron’s Automotive Products, Inc., ATC Components, Inc., CRS Holdings Corp., Diverco Acquisition Corp., H.T.P., Inc., Mamco Converters, Inc., R.P.M. Merit, Inc. and Tranzparts Acquisition Corp. (previously filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.4 †

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

10.7

Amended and Restated Lease, dated as of June 1, 1997, by and among Confar Investors II, L.L.C. and Aaron’s Automotive Products, Inc. (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by this reference)

10.8†

Aftermarket Technology Corp. 1996 Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.9†

Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.10†

Form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.37 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.11†

Aftermarket Technology Corp. 1998 Stock Incentive Plan (previously filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10.12†

Aftermarket Technology Corp. 2000 Stock Incentive Plan (previously filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

10.13†

Aftermarket Technology Corp. 2002 Stock Incentive Plan (previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.14†

Aftermarket Technology Corp. 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.15†

Standard Terms and Conditions Governing Nonemployee Director Stock Options Granted on or after May 12, 2004 under the Aftermarket Technology Corp. 1998, 2000, 2002, and 2004 Stock Incentive Plans (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.16†

Standard Terms and Conditions Governing Employee Non-Qualified Stock Options Granted on or after May 12, 2004 under the Aftermarket Technology Corp. 1998, 2000, 2002, and 2004 Stock Incentive Plans (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.17†

Standard Terms and Conditions Governing Nonemployee Director Stock Options under the Aftermarket Technology Corp. 1998, 2000 and 2002 Stock Incentive Plans (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.18†

Standard Terms and Conditions Governing Employee Non-Qualified Stock Options under the Aftermarket Technology Corp. 1998, 2000 and 2002 Stock Incentive Plans (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.19†

Amended and Restated Employment Agreement, dated as of July 1, 2002, between Michael T. DuBose and Aftermarket Technology Corp. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by this reference)

10.20†

Employment Agreement, dated as of July 1, 2002, between Barry C. Kohn and Aftermarket Technology Corp. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by this reference)

10.21†

Executive Employment Agreement, dated as of January 1, 2004, between Aftermarket Technology Corp. and Donald T. Johnson, Jr. (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference)

*10.22†	Executive Employment Agreement, dated as of March 9, 2004, between Aftermarket Technology Corp. and Todd R. Peters

10.23†	Form of Executive Employment Agreement between Aftermarket Technology Corp. and certain of its officers (previously filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.24†

Form of Indemnification Agreement between Aftermarket Technology Corp. and directors and certain officers (previously filed as Exhibit 10.46 to Amendment No. 1 the Company’s Registration Statement on Form S-1 (File No. 333-35543) filed on October 1, 1997 and incorporated herein by this reference)

10.25

Asset Purchase Agreement, dated June 24, 1994, by and among RPM Merit, Donald W. White, John A. White, The White Family Trust and RPM Acquisition Corp. (previously filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

10.26

Stock Purchase Agreement dated as of September 1, 2000 between Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.27

Amendment to Stock Purchase Agreement dated as of October 27, 2000 between Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.28

Amendment No. 2 to Stock Purchase Agreement dated as of May 25, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.29

Agreement dated as of July 2, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.30

Amendment No. 3 to Stock Purchase Agreement dated as of October 19, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.31

Amendment No. 4 to Stock Purchase Agreement dated as of December 28, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

10.32

Amendment No. 5 to Stock Purchase Agreement dated as of August 2, 2002 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.33

Credit Agreement, dated as of February 8, 2002, made by Aftermarket Technology Corp., the several Lenders from time to time party thereto, J.P. Morgan Securities, Inc., JPMorgan Chase Bank and Credit Suisse First Boston (previously filed as Exhibit 10.1 to Amendment No. 1 the Company’s Registration Statement on Form S-3 (File No. 333-75618) filed on February 11, 2002 and incorporated herein by this reference)

10.34

Guarantee and Collateral Agreement, dated as of February 8, 2002, made by Aftermarket Technology Corp. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.2 to Amendment No. 1 the Company’s Registration Statement on Form S-3 (File No. 333-75618) filed on February 11, 2002 and incorporated herein by this reference)

10.35

First Amendment, Dated as of December 12, 2003, to the Credit Agreement dated as of February 8, 2002 among Aftermarket Technology Corp., the several Lenders from time to time party thereto, J.P. Morgan Securities, Inc., JPMorgan Chase Bank and Credit Suisse First Boston (previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference)

10.36

Remanufacturing supply agreement between DaimlerChrysler Corporation and Aaron’s Automotive Products, Inc. (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference) Note: Certain portions of this Exhibit have been omitted for which confidential treatment has been granted by the Securities and

Exchange Commission. Those portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

10.37

Stock Purchase Agreement dated December 15, 2003 among Aurora Equity Partners, L.P., Aurora Overseas Equity Partners I, L.P. and Aftermarket Technology Corp. (previously filed as Exhibit 99(d)(1) to the Company’s Schedule TO filed on December 16, 2003 and incorporated herein by this reference)

14	Code of Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference)

*21	List of Subsidiaries

*23	Consent of Ernst & Young LLP, independent auditors

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

*  Filed herewith.

†	Compensation plan or arrangements in which directors or executive officers are eligible to participate.

(b)	Refer to (a) 3 above.

(c)	Refer to (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

By:	/s/ Donald T. Johnson, Jr.
Donald T. Johnson, Jr.
President and Chief Executive Officer

March 1, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2005	/s/ Donald T. Johnson, Jr.
Donald T. Johnson, Jr.
President and Chief Executive Officer (principal executive officer)

March 1, 2005	/s/ Todd R. Peters
Todd R. Peters Vice
President and Chief Financial Officer (principal financial and accounting officer)

March 1, 2005	/s/ Michael T. DuBose
Michael T. DuBose
Chairman of the Board

March 1, 2005	/s/ Robert Anderson
Robert Anderson, Director

March 1, 2005	/s/ Robert L. Evans
Robert L. Evans, Director

March 1, 2005	/s/ Curtland E. Fields
Curtland E. Fields, Director

March 1, 2005	/s/ Dale F. Frey
Dale F. Frey, Director

March 1, 2005	/s/ Mark C. Hardy
Mark C. Hardy, Director

March 1, 2005	/s/ Michael J. Hartnett
Michael J. Hartnett, Director

March 1, 2005	/s/ Michael D. Jordan
Michael D. Jordan, Director

March 1, 2005	/s/ Gerald L. Parsky
Gerald L. Parsky, Director

March 1, 2005	/s/ S. Lawrence Prendergast
S. Lawrence Prendergast, Director

March 1, 2005	/s/ Edward Stewart
Edward Stewart, Director

Aftermarket Technology Corp.

Schedule II - Valuation and Qualifying Accounts

(In Thousands)

		Additions
	Balance at Beginning of Period	Charge (Income) to Costs and Expenses	Adjustments to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2002:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,187	$338	$—		$225	(1)	$1,300
Reserve for excess and obsolete inventory	5,021	(312)	237	(2)	713		4,233
Valuation allowance on deferred tax assets	9,092	101	—		—		9,193
Year ended December 31, 2003:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	1,300	(9)	234	(3)	10	(1)	1,515
Reserve for excess and obsolete inventory	4,233	1,166	165	(3)	441		5,123
Valuation allowance on deferred tax assets	9,193	893	—		—		10,086
Year ended December 31, 2004:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	1,515	633	—		1,309	(1)	839
Reserve for excess and obsolete inventory	5,123	2,029	—		777		6,375
Valuation allowance on deferred tax assets	10,086	3,795	—		—		13,881

(1)	Accounts written off, net of recoveries.
(2)	Asset valuation adjustment is due to the Company’s initial discontinuance of the independent aftermarket engines business during 2000 and its subsequent election to retain this business during 2001.
(3)	Balances added through acquisitions.

S-1