Form 10-Q
period 2005-03-31
AFTERMARKET TECHNOLOGY CORP
filed 2005-04-27
CIK 933405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission File Number 0-21803

AFTERMARKET TECHNOLOGY CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4486486
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1400 Opus Place - Suite 600, Downers Grove, IL	60515
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 22, 2005, there were 21,306,585 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,151	$18,085
Accounts receivable, net	54,585	51,257
Inventories	78,108	80,635
Notes receivable	11,344	10,622
Prepaid and other assets	3,829	3,401
Refundable income taxes	838	808
Deferred income taxes	19,886	19,587
Total current assets	177,741	184,395

Property, plant and equipment, net	51,733	52,835
Debt issuance costs, net	3,022	3,353
Goodwill	148,352	148,589
Intangible assets, net	389	406
Other assets	364	417
Total assets	$381,601	$389,995

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$33,620	$39,588
Accrued expenses	21,982	27,723
Credit facility	10,629	10,629
Amounts due to sellers of acquired companies	64	2,461
Deferred compensation	127	115
Liabilities of discontinued operations, net	723	881
Total current liabilities	67,145	81,397

Amount drawn on credit facility, less current portion	96,586	99,244
Amounts due to sellers of acquired companies, less current portion	60	72
Deferred compensation, less current portion	621	621
Other long-term liabilities	298	—
Deferred income taxes	24,950	22,288

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 30,000,000; Issued (including shares held in treasury) - 26,074,920 and 26,023,419 as of March 31, 2005 and December 31, 2004, respectively	261	260
Additional paid-in capital	206,288	205,747
Retained earnings	52,232	46,882
Accumulated other comprehensive income	2,992	3,542
Unearned compensation	(486)	(749)
Common stock held in treasury, at cost - 4,757,291 and 4,754,704 shares as of March 31, 2005 and December 31, 2004, respectively	(69,346)	(69,309)
Total stockholders' equity	191,941	186,373

Total liabilities and stockholders' equity	$381,601	$389,995

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended March 31,
	2005	2004
	(Unaudited)
Net sales:
Products	$62,764	$65,454
Services	31,197	19,571
Total net sales	93,961	85,025

Cost of sales:
Products	48,136	51,071
Services	23,218	13,261
Total cost of sales	71,354	64,332

Gross profit	22,607	20,693

Selling, general and administrative expense	12,715	12,506
Amortization of intangible assets	31	31
Exit, disposal, certain severance and other charges	111	791

Income from operations	9,750	7,365

Interest income	802	578
Other income (expense), net	(24)	4
Equity in income (losses) of investee	(20)	96
Interest expense	(1,951)	(1,781)

Income from continuing operations before income taxes	8,557	6,262

Income tax expense	3,123	2,455

Income from continuing operations	5,434	3,807

Gain (loss) from discontinued operations, net of income taxes	(84)	106

Net income	$5,350	$3,913

Per common share - basic:
Income from continuing operations	$0.26	$0.17
Gain (loss) from discontinued operations	(0.01)	0.01
Net income	$0.25	$0.18

Weighted average number of common shares outstanding	21,171	21,851

Per common share - diluted:
Income from continuing operations	$0.25	$0.17
Gain from discontinued operations	—	0.01
Net income	$0.25	$0.18

Weighted average number of common and common equivalent shares outstanding	21,392	22,210

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended March 31,
	2005	2004
	(Unaudited)
Operating Activities:
Net income	$5,350	$3,913

Adjustments to reconcile net income to net cash (used in) provided by operating activities - continuing operations:
Net loss (gain) from discontinued operations	84	(106)
Depreciation and amortization	3,242	2,877
Noncash stock-based compensation	263	661
Amortization of debt issuance costs	331	331
Adjustments to provision for losses on accounts receivable	(52)	5
Loss on sale of equipment	3	2
Deferred income taxes	2,375	2,450
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	(3,427)	(2,958)
Inventories	2,383	354
Prepaid and other assets	(1,160)	(1,232)
Accounts payable and accrued expenses	(11,215)	(3,061)
Net cash (used in) provided by operating activities - continuing operations	(1,823)	3,236

Net cash (used in) provided by operating activities - discontinued operations	(158)	4

Investing Activities:
Purchases of property, plant and equipment	(2,238)	(3,968)
Proceeds from sale of equipment	—	1
Net cash used in investing activities - continuing operations	(2,238)	(3,967)

Net cash used in investing activities - discontinued operations	—	(716)

Financing Activities:
(Payments) borrowings on credit facilities, net	(2,658)	1,153
Borrowings on other bank of line credit	—	473
Payments on capital lease obligation	—	(222)
Proceeds from exercise of stock options	405	2,232
Payments on amounts due to sellers of acquired companies	(2,412)	(29)
Repurchases of common stock for treasury	(37)	(61,263)
Net cash used in financing activities	(4,702)	(57,656)

Effect of exchange rate changes on cash and cash equivalents	(13)	15

Decrease in cash and cash equivalents	(8,934)	(59,084)

Cash and cash equivalents at beginning of period	18,085	59,628
Cash and cash equivalents at end of period	$9,151	$544

Cash paid during the period for:
Interest	$2,266	$1,359
Income taxes, net	594	65

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior-year amounts have been reclassified to conform to the 2005 presentation.

Note 2.  Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004

Raw materials, including core inventories	$64,811	$67,999
Work-in-process	1,099	1,139
Finished goods	12,198	11,497
	$78,108	$80,635

Note 3.  Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, is summarized as follows:

	March 31, 2005	December 31, 2004

Property, plant and equipment	$116,554	$114,800
Accumulated depreciation	(64,821)	(61,965)
	$51,733	$52,835

Note 4.  Goodwill and Intangible Assets

The change in the carrying amount of goodwill by reportable segment is summarized as follows:

	Drivetrain Remanufacturing	Logistics	Other / Unallocated	Consolidated
Balance at December 31, 2004	$128,096	$18,973	$1,520	$148,589
Effect of exchange rate changes from the translation of U.K. subsidiary	(237)	—	—	(237)
Balance at March 31, 2005	$127,859	$18,973	$1,520	$148,352

The Company’s intangible assets, primarily consisting of non-compete agreements being amortized over their estimated useful lives are summarized as follows:

	March 31, 2005	December 31, 2004

Intangible assets	$1,272	$1,260
Less: Accumulated amortization	(883)	(854)
	$389	$406

Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2005 (remainder)	$94
2006	126
2007	126
2008	22
2009	1
$369

Note 5.  Warranty Liability

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

Changes to the Company’s warranty liability during the three months ended March 31, 2005 are summarized as follows:

Balance at December 31, 2004	$3,848
Warranties issued	1,200
Claims paid / settlements	(1,197)
Changes in liability for pre-existing warranties	(202)
Balance at March 31, 2005	$3,649

Note 6.  Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement (the “Credit Facility”).  The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principal payable in quarterly installments in increasing amounts over the five-year period ($24,439 outstanding at March 31, 2005), (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with principal payable in quarterly installments over the six-year period, with 98% of the outstanding balance payable in the sixth year ($82,776 outstanding at March 31, 2005) and an annual excess cash flow sweep payable as defined in the credit agreement, and (iii) a $50,000 five year revolving credit facility ($40,000 as amended in 2003) (the “Revolver”).  The Credit Facility also provides for the addition of one or more optional term loans of up to $100,000 in the aggregate (the “C-Loans”), subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

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

The following table summarizes the balances outstanding under the Credit Facility:

	March 31, 2005	December 31, 2004

A-Loan	$24,439	$26,883
B-Loans	82,776	82,990
Revolver	—	—
	$107,215	$109,873

In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $3,485 as of March 31, 2005 and December 31, 2004.

Note 7.  Comprehensive Income

The following table sets forth the computation of comprehensive income for the three months ended March 31, 2005 and 2004, respectively:

	For the three months ended March 31,
	2005	2004
Net income	$5,350	$3,913
Other comprehensive income (loss):
Currency translation adjustments	(550)	515
	$4,800	$4,428

Note 8.  Repurchases of Common Stock

During the three months ended March 31, 2005, an officer of the Company delivered to the Company 2,587 shares of the Company’s common stock in payment of $37 of withholding tax obligations arising from the vesting of restricted stock awards.  Per the stock incentive plan under which the stock awards were granted, the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date.

Note 9.  Stock-Based Compensation

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

Had compensation cost for the Company’s stock-based award plans been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s reported income from continuing operations and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the three months ended March 31,
	2005	2004
Income from continuing operations as reported	$5,434	$3,807
Stock-based employee compensation costs included in the determination of income from continuing operations as reported, net of income taxes	167	406
Stock-based employee compensation costs that would have been included in the determination of income from continuing operations if the fair value based method had been applied to all awards, net of income taxes	(611)	(677)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$4,990	$3,536

Basic earnings per common share:
Income from continuing operations as reported	$0.26	$0.17
Pro forma as if the fair value based method had been applied to all awards	0.24	0.16

Diluted earnings per common share:
Income from continuing operations as reported	$0.25	$0.17
Pro forma as if the fair value based method had been applied to all awards	0.23	0.16

Note 10.  Segment Information

Within the Company, financial performance is measured by lines of business.  The Company has two reportable segments: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment primarily sells remanufactured transmissions directly to Honda, Ford, DaimlerChrysler, and certain other foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured engines to certain European OEMs and domestically to DaimlerChrysler.  The Company’s Logistics segment provides the following services (i) value-added warehouse, distribution and reverse logistics, test and repair services, turnkey order fulfillment and information services for Cingular and to a lesser extent, certain other customers in the wireless electronics industry; (ii) logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon; and (iii) returned material reclamation and disposition services and core management services to General Motors and, to a lesser extent, Ford and Mazda.  The Company’s independent aftermarket business, which is not reportable for segment reporting purposes, remanufactures and distributes domestic and foreign engines and distributes domestic transmissions to independent aftermarket customers and is reported as “Other.”  The reportable segments and the “Other” business unit are each managed and measured separately primarily due to the differing customers, production processes, products sold and distribution channels.

The Company evaluates performance based upon income from operations.  The reportable segments’ and the “Other” business unit’s accounting policies are the same as those of the Company.  The Company fully allocates (i) corporate overhead generally based upon budgeted full year profit before tax and (ii) internal information systems costs based upon usage estimates.

The following table summarizes financial information relating to the Company’s reportable segments’ and “Other” business unit for the three months ended March 31:

	Drivetrain Remanufacturing	Logistics	Other	Corporate/ Unallocated	Consolidated
2005:
Net sales from external customers	$56,724	$31,197	$6,040	$—	$93,961
Exit, disposal, certain severance and other (credits) charges	(20)	106	25	—	111
Income (loss) from operations	6,779	3,550	(579)	—	9,750
2004:
Net sales from external customers	$60,609	$19,571	$4,845	$—	$85,025
Exit, disposal, certain severance and other charges	29	—	—	762	791
Income (loss) from operations	7,232	2,491	(1,596)	(762)	7,365

Note 11.  Exit, Disposal, Certain Severance and Other Charges

The Company has periodically incurred certain costs, primarily associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and delayering, rationalization of certain products, product lines and services and asset impairments.  Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, moving and relocation costs, losses on impairments of fixed assets and write down of inventories.

During the three months ended March 31, 2005, in order to accommodate increased service volumes within its Logistics segment, the Company is expanding its capacity by moving certain of its operations to a larger facility.  The Company expects to complete this transition by June 30, 2005, and incur a total of approximately $590 of costs consisting of $309 for exit and other costs and $281 ($106 recognized during the three months ended March 31, 2005) related to the write-down of certain fixed assets.

Changes to the Company’s reserves for exit, disposal, certain severance and other charges during the three months ended March 31, 2005 are summarized as follows:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total

Reserve as of December 31, 2004	$1,816	$174	$—	$1,990
Provision	8	(3)	106	111
Payments	(509)	(33)	—	(542)
Asset write-offs	—	—	(106)	(106)
Reserve as of March 31, 2005	$1,315	$138	$—	$1,453

During 2003, the Company completed a facilities consolidation activity within its Drivetrain Remanufacturing segment.  The reserve balance of $511 as of March 31, 2005, represents $311 for an estimate of insurance costs related to certain workers compensation claims incurred for terminated employees and $200 for excess raw materials inventory reserves.

Note 12.  Discontinued Operations

During 2004, General Motors resourced its remanufactured transmission program from the Company’s facility located in Gastonia, North Carolina, and correspondingly, the Company closed this facility.  Upon the closure of the facility in the fourth quarter of 2004, the operations of this operating unit within the Company’s Drivetrain Remanufacturing segment were reclassified as discontinued operations.  Results from this operating unit were as follows:

	For the three months ended March 31,
	2005	2004
Net sales	$—	$5,949
Income (loss) before income taxes	$(131)	$101
Income tax benefit	47	5
Gain (loss) from discontinued operations, net of income taxes	$(84)	$106

The accrual balance as of March 31, 2005 of $723, classified as liabilities of discontinued operations, represents the Company’s current estimate of the remaining obligations and other costs related to the disposal of the Gastonia operation of $588 and the sale of the Distribution Group completed in October 2000 of $135.

Note 13.  Contingencies

At March 31, 2005 and December 31, 2004, amounts due to sellers of acquired companies and deferred compensation consist primarily of additional purchase price payable to the seller and a key individual of ATS Remanufacturing (“ATS”), acquired in 1997.  The ATS acquisition requires the Company to make subsequent payments to the seller and certain other key individuals of ATS on each of the first 14 anniversaries of the closing date.  As of March 31, 2005, the Company had made aggregate payments of $16,388 related to the ATS acquisition. All contingencies related to these payments have been resolved. Deferred Compensation of $868 (present value of $748 as of March 31, 2005) is payable between 2005 and 2011.

From time to time, the Company has been, and currently is, involved in various legal claims arising in connection with its business.  While the results of these claims cannot be predicted with certainty, as of March 31, 2005, there were no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations and cash flows.

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the “DG Sale”), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.  In addition, prior to the DG Sale several of the Distribution Group’s facility and equipment leases with terms ending on various dates through 2007, were guaranteed by the Company.  These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  As of March 31, 2005, minimum lease obligations related to these leases totaled $1,604 for which the Company has no liability recognition requirement.  The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees, however the Company holds no assets as collateral against these obligations.

The Company has a 45% equity interest in an unconsolidated subsidiary whose bank credit facility is secured in part by a $850 letter of credit given by the Company to the lending bank in March 2002.  This letter of credit is to stay in effect until the expiration of the bank credit facility in April 2005.  As of March 31, 2005, the letter of credit had not been drawn upon and the Company believes that it is less than probable that the Company will incur a loss with respect to the letter of credit in the future, and therefore has not established a liability with respect thereto.  (See Note 15 — Subsequent Event)

Note 14.  Related-Party Transactions

On March 28, 2005, partnerships controlled by the Aurora Capital Group (“Aurora Capital”), which partnerships were among the Company’s largest stockholders, sold all of their shares of the Company’s common stock as part of a public offering pursuant to a shelf registration statement previously filed by the Company. As a result of the sale, the management services agreement between the Company and Aurora Capital terminated and as such, the Company will no longer be obligated to pay management fees, which totaled $348 for the year ended December 31, 2004, to Aurora Capital.  The Company received no proceeds from the sale of the shares.

Note 15.  Subsequent Event

On April 22, 2005, the Company sold its 45% equity interest in its unconsolidated subsidiary for $213, at which time the $850 letter of credit given by the Company was terminated.  The book value of this investment was $193 as of March 31, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Notice

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements.  In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements.

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  These statements reflect our judgment as of the date of this Quarterly Report with respect to future events, the outcome of which are subject to risks, which may have a significant impact on our business, operating results or financial condition.  Readers are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may differ materially from those described herein.  We undertake no obligation to update forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts and/or core shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1. ”Business - Certain Factors Affecting the Company” contained in our Annual Report on Form 10-K for the year ended December 31, 2004.  Please also refer to our other filings with the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due.  Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements.  For the years ended December 31, 2004, 2003 and 2002, our write-offs were approximately $1.3 million, $10 thousand and $0.2 million, respectively. For the three months ended March 31, 2005 and 2004, our write-offs were approximately $5 thousand and $8 thousand, respectively.  As of March 31, 2005, we had $54.6 million of accounts receivable, net of allowance for doubtful accounts of $0.8 million.

Reserve for Inventory Obsolescence.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2004, 2003 and 2002, we recorded a charge (income) for excess and obsolete inventory of approximately $2.0 million, $1.2 million and $(0.3) million, respectively.  For the three months ended March 31, 2005 and 2004, we recorded charges for excess and obsolete inventory of approximately $0.6 million and $0.1 million, respectively.  As of March 31, 2005 we had inventory of $78.1 million, net of a reserve for excess and obsolete inventory of $6.6 million.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures. For the years ended December 31, 2004 and 2003, we (i) recorded reserves for estimated warranty costs of approximately $5.6 million and $4.6 million, respectively and (ii) paid and/or settled warranty claims of approximately $6.2 million and $4.4 million, respectively. For the three months ended March 31, 2005 and 2004, we (i) recorded reserves for estimated warranty costs of approximately $1.2 million and $1.2 million, respectively and (ii) paid and/or settled warranty claims of approximately $1.2 million and $1.7 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets.  Effective with the adoption of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, however they are tested annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired, and if the carrying value is greater than the fair value an impairment loss is recorded.  Impairment is tested at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. As of March 31, 2005, we have recorded goodwill of approximately $148.4 million.

Results of Operations for the Three Month Period Ended March 31, 2005 Compared to the Three Month Period Ended March 31, 2004.

During the fourth quarter of 2004, AT&T Wireless, historically among our significant customers, was acquired by Cingular, which also became one of our customers in late 2003.  In this “Results of Operations” discussion, references to Cingular refer to the combined activity of AT&T Wireless and Cingular as if they were one customer.

Also in 2004, we discontinued the operations of our General Motors remanufactured transmissions operating unit (see Note 12. — “Discontinued Operations.”)  Accordingly, the operations of this business have been reflected in the accompanying consolidated financial statements and this management’s discussion and analysis as discontinued operations for all periods presented.

Income from continuing operations increased $1.6 million, or 42.1%, to $5.4 million for the three months ended March 31, 2005 from $3.8 million for the three months ended March 31, 2004.  Income from continuing operations per diluted share was $0.25 for the three months ended March 31, 2005 as compared to $0.17 for the three months ended March 31, 2004.  Our results for 2005 and 2004 included exit, disposal, certain severance and other charges of $0.1 million (net of tax) and $0.5 million (net of tax), respectively.  Excluding these items, income from continuing operations increased primarily as a result of:

•                  the ramp-up of our Honda transmission remanufacturing program;

•                  an increase in our base logistics volume with Cingular;

•                  increases in sales of remanufactured transmissions in the independent aftermarket; and

•                  benefits from our on-going lean and continuous improvement program and other cost reduction initiatives,

partially offset by:

•                  scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to contracts entered into in 2003;

•                  a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program;

•                  a reduction in volume of Ford remanufactured transmissions that is believed to result from (i) changes in Ford’s distributor incentive programs that reduced incentives on Ford-branded transmissions and (ii) repair cost-cap adjustments on certain transmission models; and

•                  a reduction in volume of Jaguar remanufactured engines resulting largely from customer inventory adjustments.

Net Sales

Net sales increased $9.0 million, or 10.6%, to $94.0 million for the three months ended March 31, 2005 from $85.0 million for the three months ended March 31, 2004.  This increase was primarily due to:

•                  new business programs, including our test and repair program and other programs with Cingular;

•                  increases in our base logistics volume with Cingular;

•                  the ramp-up of our Honda transmission remanufacturing program; and

•                  increases in sales of remanufactured transmissions in the independent aftermarket,

partially offset by:

•               a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program;

•               a reduction in volume of Ford remanufactured transmissions that is believed to result from (i) changes in Ford’s distributor incentive programs that reduced incentives on Ford-branded transmissions and (ii) repair cost-cap adjustments on certain transmission models;

•                  scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to contracts entered into in 2003; and

•                  a reduction in volume of Jaguar remanufactured engines resulting largely from customer inventory adjustments.

Of our net sales for the three months ended March 31, 2005 and 2004, Cingular accounted for 27.5% and 18.2%, Ford accounted for 22.7% and 31.4%, Honda accounted for 19.4% and 15.3% and DaimlerChrysler accounted for 14.5% and 19.7%, respectively.

Gross Profit

Gross profit increased $1.9 million, or 9.2%, to $22.6 million for the three months ended March 31, 2005 from $20.7 million for the three months ended March 31, 2004.  The increase was primarily the result of the factors described above under “Net Sales,” combined with benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  Primarily as a result of the mix of new business in our Logistics segment, gross profit as a percentage of net sales decreased to 24.1% for the three months ended March 31, 2005 from 24.3% for the three months ended March 31, 2004.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased slightly to $12.7 million for the three months ended March 31, 2005 from $12.5 million for the three months ended March 31, 2004.  As a percentage of net sales, SG&A expense decreased to 13.5% for the three months ended March 31, 2005 from 14.7% for the three months ended March 31, 2004.  The decrease as a percentage of net sales was primarily due to benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Exit, Disposal, Certain Severance and Other Charges.

During the three months ended March 31, 2005, we recorded $0.1 million ($0.1 million net of tax) of these costs primarily related to our capacity expansion within the Logistics segment.

 During the three months ended March 31, 2004, we recorded $0.8 million ($0.5 million net of tax) of these costs, which included $0.5 million of certain non-cash stock-based compensation costs related to the hiring of our current CEO and $0.2 million of relocation costs related to the hiring of our current CFO.

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

 Income from Operations

Income from operations increased $2.4 million, or 32.4%, to $9.8 million for the three months ended March 31, 2005 from $7.4 million for the three months ended March 31, 2004.  This increase is primarily the result of the factors described above under “Net Sales” and “Gross Profit.”  As a percentage of net sales, income from operations increased to 10.4% from 8.7%.

Interest Income

Interest income increased $0.2 million, or 33.3%, to $0.8 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004.  This increase was primarily due to our higher cash balances invested in cash and cash equivalents during 2005 as compared to 2004.

Interest Expense

Interest expense increased $0.2 million, or 11.1%, to $2.0 million for the three months ended March 31, 2005 from $1.8 million for the three months ended March 31, 2004.  This increase was primarily due to a general increase in interest rates in 2005 as compared to 2004.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2005		2004
Net sales	$56.7	100.0%	$60.6	100.0%
Segment profit	$6.8	12.0%	$7.2	11.9%

Net Sales.  Net sales decreased $3.9 million, or 6.4%, to $56.7 million for the three months ended March 31, 2005 from $60.6 million for the three months ended March 31, 2004.  The decrease was primarily due to:

•                  a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program;

•                  a reduction in volume of Ford remanufactured transmissions that is believed to result from (i) changes in Ford’s distributor incentive programs that reduced incentives on Ford-branded transmissions and (ii) repair cost-cap adjustments on certain transmission models;

•                  scheduled price reductions to certain customers pursuant to contracts entered into in 2003; and

•                  a reduction in volume of Jaguar remanufactured engines resulting largely from customer inventory adjustments,

partially offset by an increase in sales resulting from growth in the transmission remanufacturing program with Honda.

Of our segment net sales for the three months ended March 31, 2005 and 2004, Ford accounted for 37.2% and 43.6%, Honda accounted for 32.1% and 21.5% and DaimlerChrysler accounted for 24.0% and 27.7%, respectively.

Segment Profit.  Segment profit decreased $0.4 million, or 5.6%, to $6.8 million (12.0% of segment net sales) for the three months ended March 31, 2005 from $7.2 million (11.9% of segment net sales) for the three months ended March 31, 2004.  This resulted primarily from the factors described above under “Net Sales,” partially offset by benefits resulting from our lean and continuous improvement program and other cost reductions.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2005		2004
Net sales	$31.2	100.0%	$19.6	100.0%
Segment profit	$3.6	11.5%	$2.5	12.8%

Net Sales.  Net sales increased $11.6 million, or 59.2%, to $31.2 million for the three months ended March 31, 2005 from $19.6 million for the three months ended March 31, 2004.  This increase was primarily attributable to new business programs, including our test and repair, kitting and other programs with Cingular, combined with an increase in our base fulfillment business.  Sales to Cingular accounted for 82.8% and 79.2% of segment net sales for the three months ended March 31, 2005 and 2004, respectively.

Segment Profit.  Segment profit increased $1.1 million, or 44.0%, to $3.6 million (11.5% of segment net sales) for the three months ended March 31, 2005 from $2.5 million (12.8% of segment net sales) for the three months ended March 31, 2004.  The increase was primarily the result of the factors described above under “Net Sales,” combined with the benefits of our lean and continuous improvement program and other cost reductions.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2005		2004
Net sales	$6.0	100.0%	$4.8	100.0%
Segment loss	$(0.6)	—	$(1.6)	—

Net Sales.  Net sales increased $1.2 million, or 25.0%, to $6.0 million for the three months ended March 31, 2005 from $4.8 million for the three months ended March 31, 2004.  This increase was primarily attributable to an increase in sales of remanufactured transmissions resulting from our initiative to penetrate the independent aftermarket.

Segment Loss.  Segment loss decreased $1.0 million, to a loss of $0.6 million for the three months ended March 31, 2005 from a loss of $1.6 million for the three months ended March 31, 2004.  The reduced loss was primarily the result of an increase in sales of remanufactured transmissions coupled with benefits from our lean and continuous improvement program and other cost reduction initiatives.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $9.2 million at March 31, 2005.  Net cash used in operating activities from continuing operations was $1.8 million for the three-month period then ended, which included $11.2 million of cash used for accounts payable and accrued expenses primarily due to the timing of payments for raw materials inventory, settlement of customer discounts and our payment of 2004 incentive compensation.  Net cash used in investing activities of $2.2 million for the period was primarily related to machinery and equipment for capacity expansion efforts in our Logistics segment.  Net cash used in financing activities of $4.7 million included net payments of $2.7 million made on our credit facility, $2.4 million in payment of consideration related to previous acquisitions, partially offset by $0.4 million of proceeds from the exercise of stock options by our employees.

For full year 2005, we have planned a total of $17-19 million for capital expenditures, which includes the $2.2 million of capital investments made during the first quarter.  Our full year 2005 plan includes $6 million in support of capacity expansion in our Logistics segment, $6 million in support of new business initiatives in both our Logistics and Drivetrain Remanufacturing segments and $5-7 million in support of capacity maintenance and cost reduction initiatives.

Our credit facility provides for (i) a $75.0 million, five-year term loan payable in quarterly installments in increasing amounts over the five-year period ($24.4 million outstanding at March 31, 2005), (ii) a $95.0 million, six-year, two-tranche term loan payable in quarterly installments over the six-year period ($82.8 million outstanding at March 31, 2005 and with approximately 98% of the outstanding balance payable in the sixth year) with an annual excess cash flow sweep payable as defined in the credit agreement and (iii) a $50.0 million, five-year revolving credit facility ($40.0 million as amended).  Our credit facility also provides for the addition of one or more optional term loans of up to $100.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  Based on our results for the period ended December 31, 2004, the applicable margins for the $75.0 million term loan and the $40.0 million revolving facility were 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar Rate loans and for the $95.0 million term loan, the applicable margins were 2.00% for Alternate Base Rate loans and 3.00% for Eurodollar Rate loans.

As of March 31, 2005, our borrowing capacity under the revolving portion of our credit facility was $36.5 million, net of $3.5 million for outstanding letters of credit.

As part of an earn-out related to the 1997 acquisition of ATS Remanufacturing, we made a final payment of $2.4 million to the seller in January 2005.  See Note 13. — “Contingencies” for a discussion of payments related to our ATS Remanufacturing acquisition and information regarding other contingencies.

Our revolving credit agreement with HSBC Bank Plc provides for £0.5 million, or $0.9 million in U.S. dollars, to finance the working capital requirements of our U.K. subsidiary.  Amounts advanced are secured by substantially all the assets of our U.K. subsidiary.  Interest accrues at the HSBC Bank prime lending rate plus 1.50% and is payable monthly.  HSBC Bank may at any time demand repayment of all sums owing.  As of March 31, 2005, there were no amounts outstanding under this line of credit.

As of March 31, 2005, we had approximately $31 million in federal loss carryforwards and approximately $11 million in state loss carryforwards available as an offset to future taxable income.  As a result of the sale of our common stock by the Aurora Capital Group (see Note 14. — “Related-Party Transactions”), the amount of these carryforwards were not affected; however, the timing of the usage of these carryforwards is expected to extend into 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of March 31, 2005, we are not using any derivative financial instruments.

Interest Rate Exposure

Based on our overall interest rate exposure during the three months ended March 31, 2005, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  Interest rate movements of 10% would not have a material effect on our financial position, results of operation or cash flows.

Foreign Exchange Exposure

We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Todd R. Peters, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of March 31, 2005, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 31, 2005, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 9, 2005, our Chief Financial Officer delivered to us 2,587 shares of our common stock in payment of $37,718 of withholding tax obligations arising from the vesting of a restricted stock award.  Per the stock incentive plan under which the stock award was granted, the withholding tax obligation was based upon a fair market value of $14.58 per share, the closing price of our common stock on the vesting date.

Following is a summary of treasury stock acquisitions made pursuant to our stock incentive plans:

Period	Total number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1-31, 2005	0	$—	0	0
February 1-28, 2005	0	$—	0	0
March 1-31, 2005	2,587	$14.58	0	0

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

AFTERMARKET TECHNOLOGY CORP.

Date:	April 27, 2005	/s/ Todd R. Peters
Todd R. Peters, Vice President and Chief Financial Officer

•                  Todd R. Peters is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.