Form 10-Q
period 2005-06-30
AFTERMARKET TECHNOLOGY CORP
filed 2005-07-27
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

As of July 22, 2005, there were 21,491,886 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

Table of Contents

PART I.	Financial Information

Item 1.	Financial Statements:

Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income (unaudited) for the Three and Six Months Ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$10,104	$18,085
Accounts receivable, net	64,397	51,257
Inventories	74,194	80,635
Notes receivable	—	10,622
Prepaid and other assets	3,397	3,401
Refundable income taxes	1,128	808
Deferred income taxes	11,256	19,587
Total current assets	164,476	184,395

Property, plant and equipment, net	56,653	52,835
Debt issuance costs, net	2,692	3,353
Goodwill	147,981	148,589
Intangible assets, net	356	406
Other assets	143	417
Total assets	$372,301	$389,995

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$29,844	$39,588
Accrued expenses	25,362	27,723
Credit facility	7,440	10,629
Amounts due to sellers of acquired companies	67	2,461
Deferred compensation	138	115
Liabilities of discontinued operations, net	508	881
Total current liabilities	63,359	81,397

Amount drawn on credit facility, less current portion	86,599	99,244
Amounts due to sellers of acquired companies, less current portion	47	72
Deferred compensation, less current portion	621	621
Other long-term liabilities	2,058	—
Deferred income taxes	20,091	22,288

Stockholders’ Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	—	—
Common stock, $.01 par value; shares authorized - 30,000,000; Issued (including shares held in treasury) - 26,254,412 and 26,023,419 as of June 30, 2005 and December 31, 2004, respectively	263	260
Additional paid-in capital	208,802	205,747
Retained earnings	59,686	46,882
Accumulated other comprehensive income	2,141	3,542
Unearned compensation	(1,777)	(749)
Common stock held in treasury, at cost - 4,772,360 and 4,754,704 shares as of June 30, 2005 and December 31, 2004, respectively	(69,589)	(69,309)
Total stockholders’ equity	199,526	186,373

Total liabilities and stockholders’ equity	$372,301	$389,995

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Net sales:
Products	$71,327	$73,512	$134,091	$138,966
Services	33,793	24,597	64,990	44,168
Total net sales	105,120	98,109	199,081	183,134

Cost of sales:
Products	53,601	54,584	101,737	105,655
Services	25,431	16,742	48,649	30,003
Total cost of sales	79,032	71,326	150,386	135,658

Gross profit	26,088	26,783	48,695	47,476

Selling, general and administrative expense	13,101	13,281	25,816	25,787
Amortization of intangible assets	32	32	63	63
Exit, disposal, certain severance and other charges	348	2,685	459	3,476

Income from operations	12,607	10,785	22,357	18,150

Interest income	408	634	1,210	1,212
Other income, net	624	3	600	7
Equity in income (losses) of investee	20	(45)	—	51
Interest expense	(1,920)	(1,831)	(3,871)	(3,612)

Income from continuing operations before income taxes	11,739	9,546	20,296	15,808

Income tax expense	4,285	3,341	7,408	5,796

Income from continuing operations	7,454	6,205	12,888	10,012

Gain (loss) from discontinued operations, net of income taxes	—	226	(84)	332

Net income	$7,454	$6,431	$12,804	$10,344

Per common share - basic:
Income from continuing operations	$0.35	$0.30	$0.61	$0.47
Net income	$0.35	$0.31	$0.60	$0.49
Gain (loss) from discontinued operations	$—	$0.01	$—	$0.02

Weighted average number of common shares outstanding	21,255	20,743	21,213	21,297

Per common share - diluted:
Income from continuing operations	$0.35	$0.30	$0.60	$0.46
Net income	$0.35	$0.31	$0.60	$0.48
Gain (loss) from discontinued operations	$—	$0.01	$—	$0.02

Weighted average number of common and common equivalent shares outstanding	21,436	21,027	21,414	21,619

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended June 30,
	2005	2004
	(Unaudited)
Operating Activities:
Net income	$12,804	$10,344

Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Net loss (gain) from discontinued operations	84	(332)
Depreciation and amortization	6,773	5,877
Noncash stock-based compensation	447	2,861
Amortization of debt issuance costs	661	662
Adjustments to provision for losses on accounts receivable	143	411
Loss (gain) on sale of equipment	3	(2)
Deferred income taxes	6,165	2,848
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	(13,664)	(7,620)
Inventories	6,064	(2,602)
Prepaid and other assets	2,162	(1,349)
Accounts payable and accrued expenses	(9,372)	(666)
Net cash provided by operating activities - continuing operations	12,270	10,432

Net cash used in operating activities - discontinued operations	(373)	(391)

Investing Activities:
Purchases of property, plant and equipment	(10,845)	(6,748)
Proceeds from redemption of note receivable from sale of business	8,365	—
Proceeds from sale of equipment	—	7
Net cash used in investing activities - continuing operations	(2,480)	(6,741)

Net cash used in investing activities - discontinued operations	—	(1,260)

Financing Activities:
Payments on credit facilities, net	(15,834)	(1,404)
Borrowings on other bank of line credit	—	127
Payments on capital lease obligation	—	(326)
Proceeds from exercise of stock options	1,173	2,657
Payments on amounts due to sellers of acquired companies	(2,425)	(1,041)
Repurchases of common stock for treasury	(280)	(61,423)
Net cash used in financing activities	(17,366)	(61,410)

Effect of exchange rate changes on cash and cash equivalents	(32)	10

Decrease in cash and cash equivalents	(7,981)	(59,360)

Cash and cash equivalents at beginning of period	18,085	59,628
Cash and cash equivalents at end of period	$10,104	$268

Cash paid during the period for:
Interest	$3,348	$2,799
Income taxes, net	1,116	587

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior-year amounts have been reclassified to conform to the 2005 presentation.

Note 2.  Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the statements of income over the period during which the employee is required to provide such services.  On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance dates of SFAS No. 123R extending the effective date from the first interim period after June 15, 2005 to fiscal years beginning after June 15, 2005.  As a result, the Company expects to apply the modified prospective application of this statement with an effective date of January 1, 2006.  Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled.  Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation.  As of June 30, 2005, the Company expects to record a total of approximately $625 before income taxes during 2006 from unamortized compensation expense related to stock options granted, as determined in accordance with SFAS No. 123.   In addition, for any new awards that may be granted during the third and fourth quarters of 2005, the Company may incur additional expense during 2006 that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

Note 3.  Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004

Raw materials, including core inventories	$62,890	$67,999
Work-in-process	1,201	1,139
Finished goods	10,103	11,497
	$74,194	$80,635

Note 4.  Redemption of Promissory Note Receivable

As part of the proceeds from the 2000 sale of ATC Distribution Group, Inc. (“Distribution Group”), the Company received from the buyer a senior subordinated promissory note, as amended, at a stated rate of 18%, with a principal amount of $10,050 and a discounted value of $8,365 at the date of issuance (“18% Buyer Note”).  The 18% Buyer Note, which was scheduled to mature on October 28, 2005, accrued interest at (i) 15% per annum compounded semi-annually due and payable in arrears semi-annually on April 27 and October 27 of each year or until the principal amount is paid in full and (ii) 3% per annum compounded semi-annually due and payable in full at the earlier of the maturity date or the date on which the principal amount is paid in full.  On May 12, 2005, the buyer of the Distribution Group elected to redeem the 18% Buyer Note and paid the Company $11,568 consisting of (i) the $8,365 discounted value of the note, (ii) $2,565 of accrued interest and (iii) $638 of unamortized discount which was recorded as a net gain from the early redemption.  The $11,568 is reflected in the statement of cash flows as $8,365 of proceeds from redemption of a note receivable within investing activities with the remaining $3,203 included in cash provided by operating activities – continuing operations.  See Note 8 - Credit Facility for a discussion of the use of these proceeds.

Note 5.  Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, is summarized as follows:

	June 30, 2005	December 31, 2004

Property, plant and equipment	$124,381	$114,800
Accumulated depreciation	(67,728)	(61,965)
	$56,653	$52,835

Note 6.  Goodwill and Intangible Assets

The change in the carrying amount of goodwill by reportable segment is summarized as follows:

	Drivetrain Remanufacturing	Logistics	Other / Unallocated	Consolidated
Balance at December 31, 2004	$128,096	$18,973	$1,520	$148,589
Effect of exchange rate changes from the translation of U.K. subsidiary	(608)	—	—	(608)
Balance at June 30, 2005	$127,488	$18,973	$1,520	$147,981

The Company’s intangible assets, primarily consisting of non-compete agreements being amortized over their estimated useful lives are summarized as follows:

	June 30, 2005	December 31, 2004

Intangible assets	$1,267	$1,260
Less: Accumulated amortization	(911)	(854)
	$356	$406

Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2005 (remainder)	$62
2006	125
2007	125
2008	22
2009	1

Note 7.  Warranty Liability

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

Changes to the Company’s warranty liability during the six months ended June 30, 2005 are summarized as follows:

Balance at December 31, 2004	$3,848
Warranties issued	2,209
Claims paid / settlements	(2,240)
Changes in liability for pre-existing warranties	(114)
Balance at June 30, 2005	$3,703

Note 8.  Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement (the “Credit Facility”).  The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principal payable in quarterly installments in increasing amounts over the five-year period ($13,210 outstanding at June 30, 2005), (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with principal payable in quarterly installments over the six-year period, with 98% of the outstanding balance payable in the sixth year ($80,829 outstanding at June 30, 2005) and an annual excess cash flow sweep payable as defined in the credit agreement, and (iii) a $50,000 five year revolving credit facility ($40,000 as amended in 2003) (the “Revolver”).  The Credit Facility also provides for the addition of one or more optional term loans of up to $100,000 in the aggregate (the “C-Loans”), subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

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

On May 12, 2005, the Company received proceeds of $11,568 from the early redemption by the maker of a note receivable (see Note 4 - Redemption of Promissory Note Receivable). On May 19, 2005, the Company used these proceeds to make optional prepayments on the A-Loan and B-Loan of $9,762 and $1,738, respectively.

The following table summarizes the balances outstanding under the Credit Facility:

	June 30, 2005	December 31, 2004

A-Loan	$13,210	$26,883
B-Loans	80,829	82,990
Revolver	—	—
	$94,039	$109,873

In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $2,635 and $3,485 as of June 30, 2005 and December 31, 2004, respectively.

Note 9.  Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and six months ended June 30, 2005 and 2004, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income	$7,454	$6,431	$12,804	$10,344
Other comprehensive income (loss):
Currency translation adjustments	(851)	(207)	(1,401)	308
	$6,603	$6,224	$11,403	$10,652

Note 10.  Repurchases of Common Stock

During 2005, certain officers and employees of the Company delivered to the Company an aggregate of 17,656 shares of the Company’s common stock in payment of $280 of withholding tax obligations arising from the vesting of restricted stock awards.  Per the stock incentive plans under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation are returned to their respective plan and available for future grant.

Note 11.  Stock-Based Compensation

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

The Company also awards shares of its common stock to certain directors and employees in the form of unvested stock.  These awards are recorded at the market value of the Company’s common stock on the date of issuance as unearned compensation and amortized ratably as expense over the applicable vesting period.

On June 2, 2005, the Company granted a total of 406,125 stock options to certain directors and employees.  Such options, which were awarded at an exercise price equal to the market price of the Company’s common stock on the grant date, become fully exercisable after a six month vesting period.  For the three months ended June 30, 2005, the Company recognized $178, net of tax, of pro forma compensation expense related to this grant.  Also on June 2, 2005, the Company accelerated the vesting of 74,672 stock options whose exercise prices were above the Company’s closing stock price on such date.  As a result, included in pro forma compensation expense for the three months ended June 30, 2005, is a charge of $376, net of tax, resulting from the accelerated vesting of such options.  The accelerated vesting of these stock options is intended to eliminate a possible compensation expense associated with these options in future periods due to the adoption of SFAS No. 123R, Share-Based Payment.

Had compensation cost for the Company’s stock-based award plans been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s reported income from continuing operations and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Income from continuing operations as reported	$7,454	$6,205	$12,888	$10,012
Stock-based employee compensation costs included in the determination of income from continuing operations as reported, net of income taxes	117	1,354	284	1,760
Stock-based employee compensation costs that would have been included in the determination of income from continuing operations if the fair value based method had been applied to all awards, net of income taxes	(924)	(1,942)	(1,535)	(2,619)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$6,647	$5,617	$11,637	$9,153

Basic earnings per common share:
Income from continuing operations as reported	$0.35	$0.30	$0.61	$0.47
Pro forma as if the fair value based method had been applied to all awards	0.31	0.27	0.55	0.43

Diluted earnings per common share:
Income from continuing operations as reported	$0.35	$0.30	$0.60	$0.46
Pro forma as if the fair value based method had been applied to all awards	0.31	0.27	0.54	0.42

Note 12.  Segment Information

Within the Company, financial performance is measured by lines of business.  The Company has two reportable segments: the Drivetrain Remanufacturing segment and the Logistics segment.  The Drivetrain Remanufacturing segment primarily sells remanufactured transmissions directly to Honda, Ford, DaimlerChrysler and certain other foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain Remanufacturing segment sells select remanufactured engines to certain European OEMs and domestically to DaimlerChrysler.  The Company’s Logistics segment provides the following services: (i) value-added warehouse, distribution and reverse logistics, test and repair services, turnkey order fulfillment and information services for Cingular and to a lesser extent, certain other customers in the wireless electronics industry; (ii) logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi and Visteon; and (iii) returned material reclamation and disposition services and core management services to General Motors and, from time to time and to a lesser extent, certain other domestic and foreign OEMs.  The Company’s independent aftermarket business, which is not reportable for segment reporting purposes, remanufactures and distributes domestic and foreign engines and distributes domestic transmissions to independent aftermarket customers and is reported as “Other.”  The reportable segments and the “Other” business unit are each managed and measured separately primarily due to the differing customers and distribution channels.

The Company evaluates performance based upon income from operations.  The reportable segments’ and the “Other” business unit’s accounting policies are the same as those of the Company.  The Company fully allocates (i) corporate overhead generally based upon budgeted full year profit before tax and (ii) internal information systems costs based upon usage estimates.

The following table summarizes financial information relating to the Company’s reportable segments’ and “Other” business unit:

	Drivetrain Remanufacturing	Logistics	Other	Corporate/ Unallocated	Consolidated

For the three months ended June 30, 2005:
Net sales from external customers	$65,301	$33,793	$6,026	$—	$105,120
Exit, disposal, certain severance and other charges	—	348	—	—	348
Income (loss) from operations	9,395	3,331	(119)	—	12,607

For the six months ended June 30, 2005:
Net sales from external customers	$122,025	$64,990	$12,066	$—	$199,081
Exit, disposal, certain severance and other (credits) charges	(20)	454	25	—	459
Income (loss) from operations	16,174	6,881	(698)	—	22,357

	Drivetrain Remanufacturing	Logistics	Other	Corporate/ Unallocated	Consolidated

For the three months ended June 30, 2004:
Net sales from external customers	$68,608	$24,597	$4,904	$—	$98,109
Exit, disposal, certain severance and other charges	289	176	119	2,101	2,685
Income (loss) from operations	10,796	3,746	(1,656)	(2,101)	10,785

For the six months ended June 30, 2004:
Net sales from external customers	$129,217	$44,168	$9,749	$—	$183,134
Exit, disposal, certain severance and other charges	318	176	119	2,863	3,476
Income (loss) from operations	18,028	6,237	(3,252)	(2,863)	18,150

Note 13.  Exit, Disposal, Certain Severance and Other Charges

The Company has periodically incurred certain costs, primarily associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and delayering, rationalization of certain products, product lines and services and asset impairments.  Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, moving and relocation costs, losses on impairments of fixed assets and write-down of inventories.

During the six months ended June 30, 2005, in order to accommodate increased service volumes within its Logistics segment, the Company expanded its capacity by moving certain of its operations to a larger facility.  For the six months ended June 30, 2005, the Company recorded a charge of $454 consisting of (i) $282 related to the write-down of certain fixed assets and (ii) $172 of exit and other costs related to the move.  The Company expects to complete this transition and incur an additional $100 of exit and other costs during the third quarter of 2005.

In 2003, the Company recorded compensation costs payable to our former CEO and CFO of $1,953 and $685, respectively, related to their conversion from full time to part time employment. The remaining reserve balance summarized below, primarily relates to these amounts payable to our former CEO and CFO.

Following is an analysis of the reserves relating to these activities:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets	Total

Reserve as of December 31, 2004	$1,816	$174	$—	$1,990
Provision	8	169	282	459
Payments	(865)	(236)	—	(1,101)
Asset write-offs	—	—	(282)	(282)
Reserve as of June 30, 2005	$959	$107	$—	$1,066

During 2003, the Company completed a facilities consolidation activity within its Drivetrain Remanufacturing segment.  Following is an analysis of the remaining reserves related to this activity:

	Exit / Other Costs	Loss on Write-Down of Assets	Total

Reserve as of December 31, 2004	$311	$200	$511
Payments	(191)	—	(191)
Reserve as of June 30, 2005	$120	$200	$320

Note 14.  Discontinued Operations

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

In October 2000, the Company sold the Distribution Group (a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers now known as Axiom Automotive Technologies), classified the results of this business as part of discontinued operations and recorded a pre-tax loss of $141,429 from the sale of this business.  During the six months ended June 30, 2004, the Company recorded a non-cash tax benefit of $1,387 based upon the resolution of prior year income tax issues with respect to the tax basis of the Distribution Group.

Details of the gain (loss) from discontinued operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Disposal of Gastonia operation:
Net sales	$—	$4,989	$—	$10,938

Loss before income taxes	$—	$(2,062)	$(131)	$(1,961)
Income tax benefit	—	901	47	906
Loss from Gastonia operation, net of income taxes	—	(1,161)	(84)	(1,055)

Sale of Distribution Group:
Adjustment to income tax benefit	—	1,387	—	1,387

Gain (loss) from discontinued operations, net of income taxes	$—	$226	$(84)	$332

As of June 30, 2005, an accrual balance of $508, classified as liabilities of discontinued operations, represents the Company’s current estimate of the remaining obligations and other costs related to the disposal of the Gastonia operation of $376 and the sale of the Distribution Group of $132.

Note 15.  Contingencies

From time to time, the Company has been, and currently is, involved in various legal claims arising in connection with its business.  While the results of these claims cannot be predicted with certainty, as of June 30, 2005, there were no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations and cash flows.

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the “DG Sale”), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company’s indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.  In addition, prior to the DG Sale several of the Distribution Group’s facility and equipment leases with terms ending on various dates through 2007, were guaranteed by the Company.  These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group’s obligations under such leases in the event that the Distribution Group does not honor those obligations.  As of June 30, 2005, minimum lease obligations related to these leases totaled $1,399 for which the Company has no liability recognition requirement.  The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees, however the Company holds no assets as collateral against these obligations.

On April 22, 2005, the Company sold its 45% equity interest in its unconsolidated subsidiary for $213, at which time the book value of this investment was $187.  In conjunction with the sale, an $850 letter of credit given by the Company to this subsidiary’s lender was terminated.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due.  Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements.  For the years ended December 31, 2004, 2003 and 2002, our write-offs were approximately $1.3 million, $10 thousand and $0.2 million, respectively. For the six months ended June 30, 2005 and 2004, our write-offs were approximately $0.1 million and $0.1 million, respectively.  As of June 30, 2005, we had $64.4 million of accounts receivable, net of allowance for doubtful accounts of $0.8 million.

Reserve for Inventory Obsolescence.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2004, 2003 and 2002, we recorded a charge (income) for excess and obsolete inventory of approximately $2.0 million, $1.2 million and $(0.3) million, respectively.  For the six months ended June 30, 2005 and 2004, we recorded charges for excess and obsolete inventory of approximately $0.7 million and $0.5 million, respectively.  As of June 30, 2005 we had inventory of $74.2 million, net of a reserve for excess and obsolete inventory of $6.2 million.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures. For the years ended December 31, 2004 and 2003, we (i) recorded reserves for estimated warranty costs of approximately $5.6 million and $4.6 million, respectively and (ii) paid and/or settled warranty claims of approximately $6.2 million and $4.4 million, respectively. For the six months ended June 30, 2005 and 2004, we (i) recorded reserves for estimated warranty costs of approximately $2.2 million and $2.5 million, respectively and (ii) paid and/or settled warranty claims of approximately $2.2 million and $2.7 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets.  Effective with the adoption of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, however they are tested annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired, and if the carrying value is greater than the fair value an impairment loss is recorded.  Impairment is tested at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. As of June 30, 2005, goodwill is recorded at a carrying value of approximately $148.0 million.

Accounting for Stock-Based Awards.  During the interim periods presented, we have applied the intrinsic value method of accounting for the stock options granted to our employees and directors.  Accordingly, employee and director compensation expense is recognized only for those options whose exercise price is less than the market value of our common stock at the measurement date.  In addition, we award shares of our common stock to certain directors and employees in the form of unvested stock.  These awards are recorded at the market value of our common stock on the date of issuance as unearned compensation and amortized ratably as expense over the applicable vesting period.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment.  This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the statements of income over the period during which the employee is required to provide such services.  As allowed under rules promulgated by the Securities and Exchange Commission we expect to adopt this new standard, applying the modified prospective transition method, with an effective date of January 1, 2006 (see Note 2. - “Recently Issued Accounting Standards”).

During the three months ended June 30, 2005, (i) we granted 406,125 stock options to certain directors and employees at an exercise price equal to the market price of our common stock on the grant date which become fully exercisable after a six month vesting period and (ii) we accelerated the vesting of 74,672 stock options whose exercise price was above our closing stock price on the modification date.  The stock option grant with a six month vesting period and the acceleration of these stock options were intended to eliminate a possible compensation expense associated with these options in future periods due to the adoption of SFAS No. 123R.

Results of Operations for the Three Month Period Ended June 30, 2005 Compared to the Three Month Period Ended June 30, 2004.

During the fourth quarter of 2004, AT&T Wireless, historically among our significant customers, was acquired by Cingular, which had become one of our customers in late 2003.  In this “Results of Operations” discussion, references to Cingular refer to the combined activity of AT&T Wireless and Cingular as if they were one customer.

Also in 2004, we discontinued the operations of our General Motors remanufactured transmissions operating unit (see Note 14. – “Discontinued Operations”).  Accordingly, the operations of this business have been reflected in the accompanying consolidated financial statements and this management’s discussion and analysis as discontinued operations for all periods presented.

Income from continuing operations increased $1.3 million, or 21.0%, to $7.5 million for the three months ended June 30, 2005 from $6.2 million for the three months ended June 30, 2004.  Income from continuing operations per diluted share was $0.35 for the three months ended June 30, 2005 as compared to $0.30 for the three months ended June 30, 2004.  Our results for 2005 included (i) a gain of $0.4 million (net of tax) from the early redemption of a note receivable and (ii) exit, disposal, certain severance and other charges of $0.2 million (net of tax).  Our results for 2004 included (i) exit, disposal, certain severance and other charges of $1.7 million (net of tax) and (ii) an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year.  Excluding these items, income from continuing operations decreased slightly primarily as a result of:

•                  scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to contracts entered into primarily in 2003;

•                  an increase in new business and product development cost in our Drivetrain Remanufacturing segment;

•                  a decrease in volume of Honda remanufactured transmissions resulting from a normalization of volumes following last year’s program ramp-up and increase in Honda’s inventory position; and

•                  a reduction in volume of Jaguar remanufactured engines resulting largely from customer inventory adjustments,

largely offset by:

•                  new business wins in our Logistics segment, including our test and repair program, and an increase in our base logistics business with Cingular; and

•                  benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales

Net sales increased $7.0 million, or 7.1%, to $105.1 million for the three months ended June 30, 2005 from $98.1 million for the three months ended June 30, 2004.  This increase was primarily due to:

•                  new business wins in our Logistics segment, including our test and repair program and other programs with Cingular; and

•                  increases in our base logistics volume with Cingular,

partially offset by:

•                  scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to contracts entered into primarily in 2003;

•                  a decrease in volume of Honda remanufactured transmissions resulting from a normalization of volumes following last year’s program ramp-up and increase in Honda’s inventory position; and

•                  a reduction in volume of Jaguar remanufactured engines resulting largely from customer inventory adjustments.

Of our net sales for the three months ended June 30, 2005 and 2004, Ford accounted for 28.5% and 30.8%, Cingular accounted for 26.8% and 21.2%, Honda accounted for 16.3% and 19.4% and DaimlerChrysler accounted for 14.2% and 14.3%, respectively.

Gross Profit

Gross profit decreased $0.7 million, or 2.6%, to $26.1 million for the three months ended June 30, 2005 from $26.8 million for the three months ended June 30, 2004.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  Primarily as a result of the mix of new business in our Logistics segment, gross profit as a percentage of net sales decreased to 24.8% for the three months ended June 30, 2005 from 27.3% for the three months ended June 30, 2004.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense decreased slightly to $13.1 million for the three months ended June 30, 2005 from $13.3 million for the three months ended June 30, 2004.  This decrease is primarily due to benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by an increase in new business and product development costs in our Drivetrain Remanufacturing segment. As a percentage of net sales, SG&A expense decreased to 12.5% for the three months ended June 30, 2005 from 13.5% for the three months ended June 30, 2004.

Exit, Disposal, Certain Severance and Other Charges.

During the three months ended June 30, 2005, we recorded $0.3 million ($0.2 million net of tax) of these costs primarily related to our capacity expansion within the Logistics segment.

During the three months ended June 30, 2004, we recorded $2.7 million ($1.7 million net of tax) of exit, disposal, certain severance and other charges including (i) $1.9 million of non-cash stock-based compensation costs related to modifications to unexercised stock options previously granted to our former CEO, per the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), (ii) $0.5 million of costs to terminate an independent contractor agreement and facility exit costs and (iii) $0.3 million of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives.

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems.  Implementation of any of these could require us to incur additional exit, disposal, certain severance and other charges, which would be offset over time by the projected cost savings.

Income from Operations

Income from operations increased $1.8 million, or 16.7%, to $12.6 million for the three months ended June 30, 2005 from $10.8 million for the three months ended June 30, 2004.  This increase is primarily the result of the factors described above under “Net Sales,” “Gross Profit” and “Exit, Disposal, Certain Severance and Other Charges.”  As a percentage of net sales, income from operations increased to 12.0% from 11.0%.

Interest Income

Interest income decreased $0.2 million, or 33.3%, to $0.4 million for the three months ended June 30, 2005 from $0.6 million for the three months ended June 30, 2004.  This decrease was primarily due to the lower interest income recorded during the three months ended June 30, 2005 as compared to the same period in 2004 due to the early redemption of a note receivable (see Note 4. - “Redemption of Promissory Note Receivable”).  As a result of the redemption of this note receivable, we expect interest income to decrease further in future periods.

Other Income, net

Other income increased to $0.6 million for the three months ended June 30, 2005 from $3 thousand for the three months ended June 30, 2004.  This increase was due to a gain recorded from the early redemption of the note receivable (see Note 4. - “Redemption of Promissory Note Receivable”).

Interest Expense

Interest expense increased $0.1 million, or 5.6%, to $1.9 million for the three months ended June 30, 2005 from $1.8 million for the three months ended June 30, 2004.  This increase was primarily due to a general increase in interest rates in 2005 as compared to 2004, partially offset by a reduction in total debt outstanding.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations increased to 36.5% for the three months ended June 30, 2005 from 35.0% for the three months ended June 30, 2004.  During the three months ended June 30, 2004, we recorded an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year.  Based on our current estimate of the distribution of taxable income by state, we expect our effective income tax rate for the balance of 2005 to remain at approximately 36.5%.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2005		2004
Net sales	$65.3	100.0%	$68.6	100.0%
Segment profit	$9.4	14.4%	$10.8	15.7%

Net Sales.  Net sales decreased $3.3 million, or 4.8%, to $65.3 million for the three months ended June 30, 2005 from $68.6 million for the three months ended June 30, 2004.  The decrease was primarily due to:

•               a decrease in volume of Honda remanufactured transmissions resulting from a normalization of volumes following last year’s program ramp-up and increase in Honda’s inventory position;

•               a reduction in volume of Jaguar remanufactured engines resulting largely from customer inventory adjustments;

•               scheduled price reductions to certain customers pursuant to contracts entered into primarily in 2003; and

•               a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program,

partially offset by:

•               an increase in sales to DaimlerChrysler of transmission components relating to the end-of-life support for a transmission program that ceased production in late 2000 and for which we expect additional sales volume during the balance of 2005; and

•               an increase in sales of Ford remanufactured transmissions related to an incentive program offered by Ford to their authorized distributors during the second quarter of 2005.

Of our segment net sales for the three months ended June 30, 2005 and 2004, Ford accounted for 45.6% and 43.7%, Honda accounted for 26.2% and 27.8% and DaimlerChrysler accounted for 22.8% and 20.5%, respectively.

Segment Profit.  Segment profit decreased $1.4 million, or 13.0%, to $9.4 million (14.4% of segment net sales) for the three months ended June 30, 2005 from $10.8 million (15.7% of segment net sales) for the three months ended June 30, 2004.  This resulted primarily from the factors described above under “Net Sales” and an increase in new business and product development costs, partially offset by benefits resulting from our lean and continuous improvement program and other cost reductions.

Certain Severance and Other Charges.  During the three months ended June 30, 2004, we recorded a charge of $0.3 million consisting of (i) $0.2 million of costs related to the termination of an independent contractor agreement and (ii) $0.1 million of severance and related costs primarily associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives.  There were no similar costs recorded in 2005.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2005		2004
Net sales	$33.8	100.0%	$24.6	100.0%
Segment profit	$3.3	9.8%	$3.7	15.0%

Net Sales.  Net sales increased $9.2 million, or 37.4%, to $33.8 million for the three months ended June 30, 2005 from $24.6 million for the three months ended June 30, 2004.  This increase was primarily attributable to new business programs, including our test and repair, kitting and other programs with Cingular, combined with an increase in our base fulfillment business, partially offset by scheduled price reductions to certain customers pursuant to contracts entered into in 2003.  Sales to Cingular accounted for 83.3% and 84.7% of segment net sales for the three months ended June 30, 2005 and 2004, respectively.

Segment Profit.  Segment profit decreased $0.4 million, or 10.8%, to $3.3 million (9.8% of segment net sales) for the three months ended June 30, 2005 from $3.7 million (15.0% of segment net sales) for the three months ended June 30, 2004.  The decrease was primarily the result of the factors described above under “Net Sales” coupled with costs and other start-up inefficiencies associated with our capacity expansion, partially offset by benefits of our lean and continuous improvement program and other cost reduction initiatives.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended June 30, 2005, we recorded $0.3 million of these costs primarily related to our capacity expansion within the Logistics segment.  During 2004, we recorded $0.1 million of facility exit costs and $0.1 of severance and related costs associated with cost reduction initiatives.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2005		2004
Net sales	$6.0	100.0%	$4.9	100.0%
Segment loss	$(0.1)	—	$(1.7)	—

Net Sales.  Net sales increased $1.1 million, or 22.4%, to $6.0 million for the three months ended June 30, 2005 from $4.9 million for the three months ended June 30, 2004.  This increase was primarily attributable to our continuing initiative to penetrate the independent aftermarket for remanufactured transmissions and engines.

Segment Loss.  Segment loss decreased $1.6 million, to a loss of $0.1 million for the three months ended June 30, 2005 from a loss of $1.7 million for the three months ended June 30, 2004.  The reduced loss resulted primarily from the increase in net sales coupled with benefits resulting from our lean and continuous improvement program and other cost reduction initiatives.

Exit Charges.  During 2004, we recorded $0.1 million of facility exit costs in order to streamline certain operations.  There were no similar costs recorded in 2005.

Results of Operations for the Six Month Period Ended June 30, 2005 Compared to the Six Month Period Ended June 30, 2004.

Income from continuing operations increased $2.9 million, or 29.0%, to $12.9 million for the six months ended June 30, 2005 from $10.0 million for the six months ended June 30, 2004.  Income from continuing operations per diluted share was $0.60 for the six months ended June 30, 2005 as compared to $0.46 for the six months ended June 30, 2004.  Our results for 2005  included (i) a gain of $0.4 million (net of tax) from the early redemption of a note receivable and (ii) exit, disposal, certain severance and other charges of $0.3 million (net of tax).  Our results for 2004 included (i) exit, disposal, certain severance and other charges of $2.1 million (net of tax) and (ii) an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year.  Excluding these items, income from continuing operations increased primarily as a result of:

•                  benefits from our on-going lean and continuous improvement program and other cost reduction initiatives;

•                  new business wins in our Logistics segment, including our test and repair program, and an increase in our base logistics business with Cingular; and

•                  an increase in volume of Honda remanufactured transmissions resulting from the ramp up that program in the second quarter of 2004,

partially offset by:

•                  scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to contracts entered into primarily in 2003;

•                  a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program;

•                  a reduction in volume of Jaguar remanufactured engines resulting largely from customer inventory adjustments; and

•                  an increase in new business and product development cost in our Drivetrain Remanufacturing segment.

Net Sales

Net sales increased $16.0 million, or 8.7%, to $199.1 million for the six months ended June 30, 2005 from $183.1 million for the six months ended June 30, 2004.  This increase was primarily due to:

•                  new business wins in our Logistics segment, including our test and repair program and other programs with Cingular;

•                  increases in our base logistics volume with Cingular; and

•                  an increase in volume of Honda remanufactured transmissions resulting from the ramp up of that program in the second quarter of 2004,

partially offset by:

•               scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to contracts entered into primarily in 2003;

•               a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program; and

•                  a reduction in volume of Jaguar remanufactured engines resulting largely from customer inventory adjustments.

Of our net sales for the six months ended June 30, 2005 and 2004, Cingular accounted for 27.1% and 19.8%, Ford accounted for 25.7% and 31.1%, Honda accounted for 17.7% and 17.5% and DaimlerChrysler accounted for 14.3% and 16.8%, respectively.

Gross Profit

Gross profit increased $1.2 million, or 2.5%, to $48.7 million for the six months ended June 30, 2005 from $47.5 million for the six months ended June 30, 2004.  The increase was primarily the result of the factors described above under “Net Sales,” combined with benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  Primarily as a result of the mix of new business in our Logistics segment, gross profit as a percentage of net sales decreased to 24.5% for the six months ended June 30, 2005 from 25.9% for the six months ended June 30, 2004.

SG&A Expense

SG&A expense remained constant at $25.8 million for the six months ended June 30, 2005 and 2004.  This is primarily the result of the benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, offset by an increase in new business and product development costs in our Drivetrain Remanufacturing segment. As a percentage of net sales, SG&A expense decreased to 13.0% for the six months ended June 30, 2005 from 14.1% for the six months ended June 30, 2004.

Exit, Disposal, Certain Severance and Other Charges.

During the six months ended June 30, 2005, we recorded $0.5 million ($0.3 million net of tax) of these costs primarily related to our capacity expansion within the Logistics segment.

During the six months ended June 30, 2004, we recorded $3.5 million ($2.1 million net of tax) of these costs including (i) $1.9 million of non-cash stock-based compensation costs related to modifications to unexercised stock options previously granted to our former CEO, per the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), (ii) $0.5 million of certain non-cash stock-based compensation costs related to the hiring of our current CEO, (iii) $0.5 million of costs to terminate an independent contractor agreement and facility exit costs, (iv) $0.3 million of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives and (v) $0.2 million of relocation costs related to the hiring of our current CFO.

Income from Operations

Income from operations increased $4.2 million, or 23.1%, to $22.4 million for the six months ended June 30, 2005 from $18.2 million for the six months ended June 30, 2004.  This increase is primarily the result of the factors described above under “Net Sales,” “Gross Profit” and “Exit, Disposal, Certain Severance and Other Charges.”   As a percentage of net sales, income from operations increased to 11.2% from 9.9%.

Other Income, net

Other income increased to $0.6 million for the six months ended June 30, 2005 from $7 thousand for the six months ended June 30, 2004.  This increase was due to a gain recorded from the early redemption of a note receivable (see Note 4. - “Redemption of Promissory Note Receivable”).

Interest Expense

Interest expense increased $0.3 million, or 8.3%, to $3.9 million for the six months ended June 30, 2005 from $3.6 million for the six months ended June 30, 2004.  This increase was primarily due to a general increase in interest rates in 2005 as compared to 2004, partially offset by a reduction in total debt outstanding.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2005		2004
Net sales	$122.0	100.0%	$129.2	100.0%
Segment profit	$16.2	13.3%	$18.0	13.9%

Net Sales.  Net sales decreased $7.2 million, or 5.6%, to $122.0 million for the six months ended June 30, 2005 from $129.2 million for the six months ended June 30, 2004.  The decrease was primarily due to:

•                  a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program;

•                  a reduction in volume of Jaguar remanufactured engines resulting largely from customer inventory adjustments; and

•               scheduled price reductions to certain customers pursuant to contracts entered into primarily in 2003,

partially offset by an increase in sales resulting from growth in the transmission remanufacturing program with Honda.

Of our segment net sales for the six months ended June 30, 2005 and 2004, Ford accounted for 41.7% and 43.7%, Honda accounted for 29.0% and 24.8% and DaimlerChrysler accounted for 23.4% and 23.8%, respectively.

Segment Profit.  Segment profit decreased $1.8 million, or 10.0%, to $16.2 million (13.3% of segment net sales) for the six months ended June 30, 2005 from $18.0 million (13.9% of segment net sales) for the six months ended June 30, 2004.  This resulted primarily from the factors described above under “Net Sales” and an increase in new business and product development costs, partially offset by benefits resulting from our lean and continuous improvement program and other cost reductions.

Certain Severance and Other Charges.  During the six months ended June 30, 2004, we recorded a charge of $0.3 million consisting of (i) $0.2 million of costs related to the termination of an independent contractor agreement and (ii) $0.1 million of severance and related costs primarily associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives.  There were no similar costs recorded in 2005.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2005		2004
Net sales	$65.0	100.0%	$44.2	100.0%
Segment profit	$6.9	10.6%	$6.2	14.0%

Net Sales.  Net sales increased $20.8 million, or 47.1%, to $65.0 million for the six months ended June 30, 2005 from $44.2 million for the six months ended June 30, 2004.  This increase was primarily attributable to new business programs, including our test and repair, kitting and other programs with Cingular, combined with an increase in our base fulfillment business, partially offset by scheduled price reductions to certain customers pursuant to contracts entered into in 2003.  Sales to Cingular accounted for 83.0% and 82.3% of segment net sales for the six months ended June 30, 2005 and 2004, respectively.

Segment Profit.  Segment profit increased $0.7 million, or 11.3%, to $6.9 million (10.6% of segment net sales) for the six months ended June 30, 2005 from $6.2 million (14.0% of segment net sales) for the six months ended June 30, 2004.  The increase was primarily the result of the factors described above under “Net Sales,” combined with the benefits of our lean and continuous improvement program and other cost reductions, partially offset by costs and other start-up inefficiencies associated with our capacity expansion efforts.

Exit, Disposal, Certain Severance and Other Charges.  During the six months ended June 30, 2005, we recorded $0.5 million of these costs primarily related to our capacity expansion within the Logistics segment.  During 2004, we recorded $0.1 million of facility exit costs and $0.1 of severance and related costs associated with cost reduction initiatives.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2005		2004
Net sales	$12.1	100.0%	$9.7	100.0%
Segment loss	$(0.7)	—	$(3.3)	—

Net Sales.  Net sales increased $2.4 million, or 24.7%, to $12.1 million for the six months ended June 30, 2005 from $9.7 million for the six months ended June 30, 2004.  This increase was primarily attributable to our continuing initiative to penetrate the independent aftermarket for remanufactured transmissions and engines.

Segment Loss.  Segment loss decreased $2.6 million, to a loss of $0.7 million for the six months ended June 30, 2005 from a loss of $3.3 million for the six months ended June 30, 2004.  The reduced loss resulted primarily from the increase in net sales coupled with benefits resulting from our lean and continuous improvement program and other cost reduction initiatives.

Exit Charges.  During 2004, we recorded $0.1 million of facility exit costs in order to streamline certain operations.  There were no similar costs recorded in 2005.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $10.1 million at June 30, 2005.  Net cash provided by operating activities from continuing operations was $12.3 million for the six-month period then ended.  During the period, we used $14.8 million of cash for certain working capital requirements comprised of:

•               $13.7 million for accounts receivable primarily as the result of increased sales volumes to our Logistics customers and changes in payment practices by certain of our customers to discontinue the use of discounts and other early payment programs; and

•               $9.4 million for accounts payable and accrued expenses primarily due to the timing of payments for raw materials inventory, settlement of customer discounts and our payment of 2004 incentive compensation, partially offset by an increase in cash from inventories of $6.1 million and prepaid and other assets of $2.2 million, including $3.2 million of accrued interest and unamortized discount from the early redemption of a note receivable.

Net cash used in investing activities of $2.5 million for the period, included capital spending of $10.8 million primarily related to leasehold improvements and machinery and equipment for capacity expansion efforts in our Logistics segment, largely offset by $8.4 million in proceeds from the redemption of a note receivable representing part of the proceeds from the sale of the Distribution Group in 2000.  Net cash used in financing activities of $17.4 million included net payments of $15.8 million made on our credit facility and $2.4 million in payment of consideration related to previous acquisitions, partially offset by $1.2 million of proceeds from the exercise of stock options by our employees and directors.

For full year 2005, we have planned a total of $16-18 million for capital expenditures, which includes the $10.8 million of capital investments made during the six months ended June 30, 2005.  Our estimates include approximately $8 million in support of capacity expansion in our Logistics segment, $3 million in support of new business initiatives in both our Logistics and Drivetrain Remanufacturing segments and $5-7 million in support of capacity maintenance and cost reduction initiatives.

Our credit facility provides for (i) a $75.0 million term loan payable in quarterly installments in increasing amounts through the maturity in March 2007 ($13.2 million outstanding at June 30, 2005), (ii) a $95.0 million two-tranche term loan payable in quarterly installments ($80.8 million outstanding at June 30, 2005 and with approximately 98% of the outstanding balance payable during the final year of the term maturing in March 2008) with an annual excess cash flow sweep payable as defined in the credit agreement and (iii) a $40.0 million revolving credit facility available through March 2007.  Our credit facility also provides for the addition of one or more optional term loans of up to $100.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin.  The Alternate Base Rate is equal to the highest of (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%.  The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  As of June 30, 2005, the applicable margins for the $75.0 million term loan and the $40.0 million revolving facility were 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar Rate loans and for the $95.0 million term loan, the applicable margins were 2.00% for Alternate Base Rate loans and 3.00% for

Eurodollar Rate loans.  Based upon results through June 30, 2005, we expect these margins to decrease by 25 basis points during the third quarter of 2005.

On May 12, 2005, we received proceeds of $11.6 million from the early redemption by the maker of a note receivable (see Note 4. – “Redemption of Promissory Note Receivable”).  On May 19, 2005, we used these proceeds to make optional prepayments on the A-Loan and B-Loan of $9.8 million and $1.7 million, respectively.

As of June 30, 2005, our borrowing capacity under the revolving portion of our credit facility was $37.4 million, net of $2.6 million for outstanding letters of credit.

Our revolving credit agreement with HSBC Bank Plc provides for £0.5 million, or $0.9 million in U.S. dollars, to finance the working capital requirements of our U.K. subsidiary.  Amounts advanced are secured by substantially all the assets of our U.K. subsidiary.  Interest accrues at the HSBC Bank prime lending rate plus 1.50% and is payable monthly.  HSBC Bank may at any time demand repayment of all sums owing.  As of June 30, 2005, there were no amounts outstanding under this line of credit.

During the first quarter of 2005, the Aurora Capital Group, which prior to the sale was our largest stockholder, sold all of their shares of our common stock as part of a public offering, for which we received no proceeds.  As the result of this sale, our federal and state loss carryfowards available as an offset to future taxable income, which approximated $26 million and $9 million, respectively as of June 30, 2005, were subject to certain statutory provisions in the U.S. Internal Revenue Code which limit the timing and usage of such loss carryforwards.  Based upon our current tax situation, the amount of these carryforwards were not affected; however, the timing of the usage of these carryforwards is expected to extend into 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of June 30, 2005, we were not using any derivative financial instruments.

Interest Rate Exposure

Based on our overall interest rate exposure during the six months ended June 30, 2005, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  Interest rate movements of 10% would not have a material effect on our financial position, results of operation or cash flows.

Foreign Exchange Exposure

We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Todd R. Peters, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those “controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.”  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of June 30, 2005, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after June 30, 2005, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During April 2005, our Chief Executive Officer delivered to us 11,044 shares of our common stock in payment of $182,447 of withholding tax obligations arising from the vesting of a restricted stock award.  Per the stock incentive plan under which the stock award was granted, the withholding tax obligation was based upon a fair market value of $16.52 per share, the closing price of our common stock on the vesting date.

During May and June 2005, certain employees of the Company delivered to us 4,025 shares of our common stock in payment of $59,728 of withholding tax obligations arising from the vesting of restricted awards.  Per the stock incentive plan under which the stock awards were granted, the withholding tax obligation was based upon an average fair market value of $14.84 per share, the average closing price of our common stock on the vesting dates.

Following is a summary of treasury stock acquisitions made pursuant to our stock incentive plans:

Period	Total number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1-30, 2005	11,044	$16.52	0	0
May 1-31, 2005	3,854	$14.75	0	0
June 1-30, 2005	171	$16.85	0	0

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

Item 4.  - Submission of Matters to a Vote of Security Holders

The 2005 annual meeting of stockholders of the Company was held on June 2, 2005 for the purpose of electing seven directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified.

The following directors were elected by the following vote:

	Votes
	For	Against
Robert L. Evans	18,528,450	178,472
Curtland E. Fields	18,548,960	157,962
Dr. Michael J. Hartnett	17,891,154	815,768
Donald T. Johnson, Jr.	18,549,560	157,362
Michael D. Jordan	18,528,850	178,072
S. Lawrence Prendergast	17,481,421	1,225,501
Edward Stewart	18,270,410	436,512

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

AFTERMARKET TECHNOLOGY CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date: July 27, 2005	/s/ Todd R. Peters
Todd R. Peters, Vice President and Chief Financial Officer

•      Todd R. Peters is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.