Form 10-Q
period 2005-09-30
AFTERMARKET TECHNOLOGY CORP
filed 2005-10-26
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from______________________ to ______________________

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

As of October 21, 2005, there were 21,681,095 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$42,112	$18,085
Accounts receivable, net	59,820	51,257
Inventories	59,159	80,635
Notes receivable	-	10,622
Prepaid and other assets	3,631	3,401
Refundable income taxes	1,411	808
Deferred income taxes	11,767	19,587
Total current assets	177,900	184,395

Property, plant and equipment, net	55,674	52,835
Debt issuance costs, net	2,303	3,353
Goodwill	147,771	148,589
Intangible assets, net	324	406
Other assets	275	417
Total assets	$384,247	$389,995

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$29,070	$39,588
Accrued expenses	25,218	27,723
Credit facility	8,174	10,629
Amounts due to sellers of acquired companies	70	2,461
Deferred compensation	136	115
Liabilities of discontinued operations, net	265	881
Total current liabilities	62,933	81,397

Amount drawn on credit facility, less current portion	84,188	99,244
Amounts due to sellers of acquired companies, less current portion	35	72
Deferred compensation, less current portion	664	621
Other long-term liabilities	2,263	-
Deferred income taxes	24,362	22,288

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 26,450,955 and 26,023,419
as of September 30, 2005 and December 31, 2004, respectively	265	260
Additional paid-in capital	211,274	205,747
Retained earnings	67,653	46,882
Accumulated other comprehensive income	1,664	3,542
Unearned compensation	(1,465)	(749)
Common stock held in treasury, at cost - 4,772,360 and 4,754,704 shares
as of September 30, 2005 and December 31, 2004, respectively	(69,589)	(69,309)
Total stockholders' equity	209,802	186,373

Total liabilities and stockholders' equity	$384,247	$389,995

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net sales:
Products	$81,383	$79,730	$215,474	$218,696
Services	41,800	27,871	106,790	72,039
Total net sales	123,183	107,601	322,264	290,735

Cost of sales:
Products	63,944	59,872	165,681	165,527
Services	31,239	19,511	79,888	49,514
Total cost of sales	95,183	79,383	245,569	215,041

Gross profit	28,000	28,218	76,695	75,694

Selling, general and administrative expense	12,986	12,951	38,802	38,738
Amortization of intangible assets	31	31	94	94
Exit, disposal, certain severance and other charges	89	488	548	3,964

Operating income	14,894	14,748	37,251	32,898

Interest income	177	681	1,387	1,893
Other income (loss), net	24	(9)	624	(2)
Equity in income of investee	-	89	-	140
Interest expense	(1,840)	(1,757)	(5,711)	(5,369)

Income from continuing operations before income taxes	13,255	13,752	33,551	29,560

Income tax expense	4,645	5,314	12,053	11,110

Income from continuing operations	8,610	8,438	21,498	18,450

Loss from discontinued operations,
net of income taxes	(643)	(17,505)	(727)	(17,173)

Net income (loss)	$7,967	$(9,067)	$20,771	$1,277

Per common share - basic:
Income from continuing operations	$0.40	$0.41	$1.01	$0.87
Net income (loss)	$0.37	$(0.44)	$0.98	$0.06
Loss from discontinued operations	$(0.03)	$(0.84)	$(0.03)	$(0.81)

Weighted average number of common shares
outstanding	21,414	20,786	21,280	21,126

Per common share - diluted:
Income from continuing operations	$0.40	$0.40	$1.00	$0.86
Net income (loss)	$0.37	$(0.43)	$0.97	$0.06
Loss from discontinued operations	$(0.03)	$(0.83)	$(0.03)	$(0.80)

Weighted average number of common and
common equivalent shares outstanding	21,655	21,048	21,494	21,458

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months ended September 30,
	2005	2004
	(Unaudited)
Operating Activities:
Net income	$20,771	$1,277

Adjustments to reconcile net income to net cash provided by
operating activities - continuing operations:
Net loss from discontinued operations	727	17,173
Depreciation and amortization	10,100	8,929
Noncash stock-based compensation	760	4,565
Amortization of debt issuance costs	932	992
Adjustments to provision for losses on accounts receivable	267	453
Loss (gain) on sale of equipment	(51)	5
Deferred income taxes	9,934	(4,458)
Changes in operating assets and liabilities,
net of businesses discontinued/sold:
Accounts receivable	(9,318)	(5,138)
Inventories	20,981	(2,088)
Prepaid and other assets	1,508	578
Accounts payable and accrued expenses	(9,909)	476
Net cash provided by operating activities - continuing operations	46,702	22,764

Net cash provided by operating activities - discontinued operations	398	7,794

Investing Activities:
Purchases of property, plant and equipment	(14,285)	(9,407)
Proceeds from redemption of note receivable from sale of business	8,365	-
Proceeds from sale of equipment	62	14
Net cash used in investing activities - continuing operations	(5,858)	(9,393)

Net cash used in investing activities - discontinued operations	-	(1,543)

Financing Activities:
Payments on credit facilities, net	(17,511)	(7,361)
Obligation for debt issuance costs	118	-
Payments on capital lease obligation	-	(349)
Proceeds from exercise of stock options	3,090	2,714
Payments on amounts due to sellers of acquired companies	(2,437)	(4,054)
Payments of deferred compensation related to acquired companies	(142)	(148)
Repurchases of common stock for treasury	(280)	(61,308)
Net cash used in financing activities	(17,162)	(70,506)

Effect of exchange rate changes on cash and cash equivalents	(53)	9

Increase (decrease) in cash and cash equivalents	24,027	(50,875)

Cash and cash equivalents at beginning of period	18,085	59,628
Cash and cash equivalents at end of period	$42,112	$8,753

Cash paid during the period for:
Interest	$5,408	$4,206
Income taxes, net	1,343	1,242

Supplemental disclosures of non-cash activity:
Property, plant and equipment acquired from long-term lease incentives	$2,300	$-

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior-year amounts have been reclassified to conform to the 2005 presentation.

Note 2.	Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the statements of income over the period during which the employee is required to provide such services. On April 14, 2005, the Securities and Exchange Commission adopted a rule that amended the compliance dates of SFAS No. 123R, extending the effective date from the first interim period after June 15, 2005 to fiscal years beginning after June 15, 2005. As a result, the Company expects to apply the modified prospective application of this statement with an effective date of January 1, 2006. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. For stock options granted as of September 30, 2005, the Company expects to record, on a pre-tax basis, approximately $650 of compensation expense during 2006. In addition, for any new awards that may be granted during the fourth quarter of 2005, the Company may incur additional expense during 2006 that cannot yet be quantified. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

Note 3.	Inventories

Inventories consist of the following:
	September 30, 2005	December 31, 2004

Raw materials, including core inventories	$48,936	$67,999
Work-in-process	1,212	1,139
Finished goods	9,011	11,497
	$59,159	$80,635

Note 4.	Redemption of Promissory Note Receivable

As part of the proceeds from the 2000 sale of ATC Distribution Group, Inc. (“Distribution Group”), the Company received from the buyer a senior subordinated promissory note, as amended, at a stated rate of 18%, with a principal amount of $10,050 and a discounted value of $8,365 at the date of issuance (“18% Buyer Note”). The 18% Buyer Note, which was scheduled to mature on October 28, 2005, accrued interest at (i) 15% per annum compounded semi-annually due and payable in arrears semi-annually on April 27 and October 27 of each year or until the principal amount was paid in full and (ii) 3% per annum compounded semi-annually due and payable in full at the earlier of the maturity date or the date on which the principal amount was paid in full. On May 12, 2005, the buyer of the Distribution Group elected to redeem the 18% Buyer Note and paid the Company $11,568 consisting of (i) the $8,365 discounted value of the note, (ii) $2,565 of accrued interest and (iii) $638 of unamortized discount which was recorded as a net gain from the early redemption. The $11,568 is reflected in the statement of cash flows as $8,365 of proceeds from redemption of a note receivable within investing activities with the remaining $3,203 included in cash provided by operating activities - continuing operations. See Note 8 − Credit Facility for a discussion of the use of these proceeds.

Note 5.	Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, is summarized as follows:

	September 30, 2005	December 31, 2004

Property, plant and equipment	$124,995	$114,800
Accumulated depreciation	(69,321)	(61,965)
	$55,674	$52,835

Note 6.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill by reportable segment is summarized as follows:

	Drivetrain Remanufacturing	Logistics	Other / Unallocated	Consolidated
Balance at December 31, 2004	$128,096	$18,973	$1,520	$148,589
Effect of exchange rate changes from the translation of U.K. subsidiary	(818)	−	−	(818)
Balance at September 30, 2005	$127,278	$18,973	$1,520	$147,771

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review. The Company has not yet completed its annual impairment tests as of September 30, 2005.

The Company’s intangible assets, primarily consisting of non-compete agreements being amortized over their estimated useful lives are summarized as follows:

	September 30, 2005	December 31, 2004

Intangible assets	$1,264	$1,260
Less: Accumulated amortization	(940)	(854)
	$324	$406

Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2005 (remainder)	$31
2006	125
2007	125
2008	22
2009	1

Note 7.	Warranty Liability

The Company offers various product warranties for (i) transmissions and engines sold to its customers in the Drivetrain Remanufacturing segment and (ii) engines and transmissions sold to its independent aftermarket customers. The specific terms and conditions of the warranties vary depending upon the customer and the product sold. Factors that affect the Company’s warranty liability include number of products sold, historical and anticipated rates of warranty claims and cost per claim. The Company accrues for estimated warranty costs as sales are made and periodically assesses the adequacy of its recorded warranty liability, included in accrued expenses, and adjusts the amount as necessary.

Changes to the Company’s warranty liability during the nine months ended September 30, 2005 are summarized as follows:

Balance at December 31, 2004	$3,848
Warranties issued	3,031
Claims paid / settlements	(3,208)
Changes in liability for pre-existing warranties	(162)
Balance at September 30, 2005	$3,509

Note 8.	Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement (the “Credit Facility”). The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principal payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with principal payable in quarterly installments over the six-year period, with 98% of the outstanding balance payable in the sixth year and an annual excess cash flow sweep payable as defined in the credit agreement, and (iii) a $50,000 five year revolving credit facility ($40,000 as amended in 2003) (the “Revolver”). The Credit Facility also provides for the addition of one or more optional term loans of up to $100,000 in the aggregate (the “C-Loans”), subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all the assets of the Company and its domestic subsidiaries. The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that limit its ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, enter new businesses and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries. The Company is in compliance with all debt covenants at September 30, 2005.

On May 12, 2005, the Company received proceeds of $11,568 from the early redemption of the 18% Buyer Note (see Note 4 - Redemption of Promissory Note Receivable). On May 19, 2005, the Company used these proceeds to make optional prepayments on the A-Loan and B-Loan of $9,762 and $1,738, respectively.

The following table summarizes the balances outstanding under the Credit Facility:

	September 30, 2005	December 31, 2004

A-Loan	$11,742	$26,883
B-Loans	80,620	82,990
Revolver	−	−
	$92,362	$109,873

In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $2,635 and $3,485 as of September 30, 2005 and December 31, 2004, respectively.

Note 9.	Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$7,967	$(9,067)	$20,771	$1,277
Other comprehensive income (loss):
Currency translation adjustments	(477)	(88)	(1,878)	220
	$7,490	$(9,155)	$18,893	$1,497

Note 10.	Repurchases of Common Stock

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

On June 2, 2005, the Company granted a total of 406,125 stock options to certain directors and employees. Such options, which were awarded at an exercise price equal to the market price of the Company’s common stock on the grant date, become fully exercisable after a six month vesting period. For the three and nine months ended September 30, 2005, the Company recognized pro forma compensation expense related to this grant of $564 and $742, net of tax, respectively. Also on June 2, 2005, the Company accelerated the vesting of 74,672 stock options whose exercise prices were above the Company’s closing stock price on such date. As a result, included in pro forma compensation expense for the nine months ended September 30, 2005, is a charge of $376, net of tax, resulting from the accelerated vesting of such options. The accelerated vesting of these stock options is intended to eliminate a possible compensation expense associated with these options in future periods due to the adoption of SFAS No. 123R, Share-Based Payment.

Had compensation cost for the Company’s stock-based award plans been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s reported income from continuing operations and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Income from continuing operations as reported	$8,610	$8,438	$21,498	$18,450
Stock-based employee compensation costs included in the determination of income from continuing operations as reported, net of income taxes	198	1,049	482	2,809
Stock-based employee compensation costs that would have been included in the determination of income from continuing operations if the fair value based method had been applied to all awards, net of income taxes	(969)	(1,084)	(2,504)	(3,703)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$7,839	$8,403	$19,476	$17,556

Basic earnings per common share:
Income from continuing operations as reported	$0.40	$0.41	$1.01	$0.87
Pro forma as if the fair value based method had been applied to all awards	$0.37	$0.40	$0.92	$0.83

Diluted earnings per common share:
Income from continuing operations as reported	$0.40	$0.40	$1.00	$0.86
Pro forma as if the fair value based method had been applied to all awards	$0.36	$0.40	$0.91	$0.82

Note 12.	Segment Information

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

The Company evaluates performance based upon operating income. The reportable segments’ and the “Other” business unit’s accounting policies are the same as those of the Company. The Company fully allocates (i) corporate overhead generally based upon budgeted full year profit before tax and (ii) internal information systems costs based upon usage estimates.

The following table summarizes financial information relating to the Company’s reportable segments’ and “Other” business unit:

	Drivetrain Remanufacturing	Logistics	Other	Corporate/ Unallocated		Consolidated
For the three months ended September 30, 2005:
Net sales from external customers	$75,736	$41,800	$5,647	$	−	$123,183
Exit, disposal, certain severance and other charges	−	89	−		−	89
Operating income (loss)	10,433	5,305	(844)		−	14,894
For the nine months ended September 30, 2005:
Net sales from external customers	$197,761	$106,790	$17,713	$	−	$322,264
Exit, disposal, certain severance and other (credits) charges	(20)	543	25		−	548
Operating income (loss)	26,607	12,186	(1,542)		−	37,251

	Drivetrain Remanufacturing	Logistics	Other	Corporate/ Unallocated		Consolidated
For the three months ended September 30, 2004:
Net sales from external customers	$74,246	$27,871	$5,484	$	−	$107,601
Exit, disposal, certain severance and other (credits) charges	(970)	−	−		1,458	488
Operating income (loss)	12,999	4,283	(1,076)		(1,458)	14,748
For the nine months ended September 30, 2004:
Net sales from external customers	$203,463	$72,039	$15,233	$	−	$290,735
Exit, disposal, certain severance and other (credits) charges	(652)	176	119		4,321	3,964
Operating income (loss)	31,027	10,520	(4,328)		(4,321)	32,898

Note 13.	Exit, Disposal, Certain Severance and Other Charges

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

During 2005, in order to accommodate increased service volumes within its Logistics segment, the Company expanded its capacity by moving certain of its operations to a larger facility. For the nine months ended September 30, 2005, the Company recorded a charge of $543 consisting of (i) $282 related to the write-down of certain fixed assets and (ii) $261 of exit and other costs related to the move. As of September 30, 2005, the Company has completed this facilities transition and expects no further costs associated with this activity.

In 2003, the Company recorded compensation costs payable to our former CEO and CFO of $1,953 and $685, respectively, related to their conversion from full time to part time employment. The remaining reserve balance summarized below, primarily relates to these amounts payable to our former CEO and CFO.

Following is an analysis of the reserves relating to these activities:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down of Assets		Total

Reserve as of December 31, 2004	$1,816	$174	$	−	$1,990
Provision	8	258		282	548
Payments	(1,251)	(355)		−	(1,606)
Asset write-offs	−	−		(282)	(282)
Reserve as of September 30, 2005	$573	$77	$	−	$650

During 2003, the Company completed a facilities consolidation activity within its Drivetrain Remanufacturing segment. Following is an analysis of the remaining reserves related to this activity:

	Exit / Other Costs	Loss on Write-Down of Assets	Total

Reserve as of December 31, 2004	$311	$200	$511
Payments	(228)	−	(228)
Reserve as of September 30, 2005	$83	$200	$283

Note 14.	Discontinued Operations

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

In connection with the Gastonia facility closure, the Company recorded a pre-tax charge of $28,379 during the third quarter of 2004 and an additional charge of $394 during the fourth quarter of 2004. In addition, at the end of 2004, the Company transferred property, plant and equipment with a book value estimate of $1,896 from its Gastonia facility to other Drivetrain Remanufacturing segment facilities located in the United States. During the third quarter of 2005, the Company completed its review and assessment of the equipment transferred from its Gastonia facility and revised its impairment estimate made on December 31, 2004, resulting in an additional charge of $1,012 ($643 net of tax) classified as loss from discontinued operations.

In October 2000, the Company sold the Distribution Group (a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers now known as Axiom Automotive Technologies), classified the results of this business as part of discontinued operations and recorded a pre-tax loss of $141,429 from the sale of this business. During the nine months ended September 30, 2004, the Company recorded a non-cash tax benefit of $1,387 based upon the resolution of prior year income tax issues with respect to the tax basis of the Distribution Group.

Details of the loss from discontinued operations are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
	2005		2004	2005		2004
Disposal of Gastonia operation:
Net sales	$	−	$5,321	$	−	$16,259
Impairment of goodwill		−	22,114		−	22,114
Exit, disposal, certain severance and other charges		1,012	6,254		1,012	6,512
Other costs and expenses		−	5,448		131	18,089
Loss before income taxes		(1,012)	(28,495)		(1,143)	(30,456)
Income tax benefit		369	10,990		416	11,896
Loss from Gastonia operation, net of income taxes		(643)	(17,505)		(727)	(18,560)

Sale of Distribution Group:
Adjustment to income tax benefit		−	−		−	1,387

Loss from discontinued operations, net of income taxes		$(643)	$(17,505)		$(727)	$(17,173)

As of September 30, 2005, an accrual balance of $265, classified as liabilities of discontinued operations, represents the Company’s current estimate of the remaining obligations and other costs related to the disposal of the Gastonia operation of $136 and the sale of the Distribution Group of $129.

Note 15.	Contingencies

From time to time, the Company has been, and currently is, involved in various legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, as of September 30, 2005, there were no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations and cash flows.

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

In connection with the acquisition of certain subsidiaries, some of which have been subsequently divested or relocated, the Company conducted certain investigations of these companies' facilities and their compliance with applicable environmental laws. The investigations, which included Phase I assessments by independent consultants of all manufacturing and various distribution facilities, found that a number of these facilities have had or may have had releases of hazardous materials that may require remediation and also may be subject to potential liabilities for contamination from off-site disposal of substances or wastes. These assessments also found that reporting and other regulatory requirements, including waste management procedures, were not or may not have been satisfied. Although there can be no assurance, the Company believes that, based in part on the investigations conducted, in part on certain remediation completed prior to or since the acquisitions, and in part on the indemnification provisions of the agreements entered into in connection with the Company's acquisitions, the Company will not incur any material liabilities relating to these matters.

One of the Company's former subsidiaries, RPM, leased several facilities in Azusa, California located within what is now the Baldwin Park Operable Unit of the San Gabriel Valley Superfund Site. The entity that leased the facilities to RPM has been identified by the United States Environmental Protection Agency, or EPA, as one of approximately nineteen potentially responsible parties, or PRPs, for environmental liabilities associated with the Superfund Site. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA or Superfund) provides for cleanup of sites from which there has been a release or threatened release of hazardous substances, and authorizes recovery of related response costs and certain other damages from PRPs. PRPs are broadly defined under CERCLA, and generally include present owners and operators of a site and certain past owners and operators. As a general rule, courts have interpreted CERCLA to impose strict, joint and several liability upon all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple PRPs, the costs of cleanup typically are allocated among the PRPs according to a volumetric or other standard. The EPA has preliminarily estimated that it will cost in excess of $200,000 to construct and operate for at least 15 years a complex series of remedial groundwater pumping and treatment systems for the part of the San Gabriel Valley Superfund site within which RPM's facilities, as well as those of many other potentially responsible parties, are or were located. The actual cost of this remedial action could vary substantially from this estimate, and additional costs associated with this Superfund site could be assessed. Currently, a group of eight PRPs (which does not include the entity that leased the facilities to RPM) is paying for the construction of the required remedial systems. RPM moved all manufacturing operations out of the San Gabriel Valley Superfund site area in 1995. Since July 1995, RPM's only real property interest in this area has been the lease of a 6,000 square foot storage and distribution facility. Neither the Company nor any of its affiliates has been named by the EPA as a PRP for the Superfund Site and, based on the Company’s limited connection with the Site, the Company does not believe that it is likely to be identified as such in the future. Furthermore, the acquisition agreement by which the Company acquired the assets of RPM in 1994 and the leases pursuant to which the Company leased RPM's facilities after it acquired the assets of RPM expressly provide that the Company did not assume any liabilities for environmental conditions existing on or before the closing of the acquisition, although the Company could become responsible for those liabilities under various legal theories. The Company is indemnified against any such liabilities by the company that sold RPM to it as well as the shareholders of that company, although the Company has no information regarding the current financial condition of these indemnitors and there can be no assurance that the Company would be able to make any recovery under the indemnification provisions. The Company cannot estimate its potential liability, if any, relating to the San Gabriel Valley Superfund site. However, the Company believes that it will not incur any material liability, although no assurance can be given.

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the "DG Sale"), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future. These include the Company's indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including the former manufacturing facility in Azusa, California within the Superfund site mentioned above and former manufacturing facilities in Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale. During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification. In addition, prior to the DG Sale several of the Distribution Group's facility and equipment leases with terms ending on various dates through 2007, were guaranteed by the Company. These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group's obligations under such leases in the event that the Distribution Group does not honor those obligations. As of September 30, 2005, minimum lease obligations related to these leases totaled $1,193 for which the Company has no liability recognition requirement. The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees, however the Company holds no assets as collateral against these obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Notice

Readers are cautioned that certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive, that depend upon or refer to future events or conditions, or that include words such as "may," "could," "should," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions are also forward-looking statements.

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. These statements reflect our judgment as of the date of this Quarterly Report with respect to future events, the outcome of which are subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may differ materially from those described herein. We undertake no obligation to update forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts and/or core shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition. For a discussion of these and certain other factors, please refer to Item 1. “Business - Certain Factors Affecting the Company” contained in our Annual Report on Form 10-K for the year ended December 31, 2004. Please also refer to our other filings with the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements. For the years ended December 31, 2004, 2003 and 2002, our write-offs were approximately $1.3 million, $10 thousand and $0.2 million, respectively. For the nine months ended September 30, 2005 and 2004, our write-offs were approximately $0.2 million and $1.3 million, respectively. As of September 30, 2005, we had $59.8 million of accounts receivable, net of allowance for doubtful accounts of $1.1 million.

Reserve for Inventory Obsolescence. We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand. If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2004, 2003 and 2002, we recorded a charge (income) for excess and obsolete inventory of approximately $2.0 million, $1.2 million and $(0.3) million, respectively. For the nine months ended September 30, 2005 and 2004, we recorded charges for excess and obsolete inventory of approximately $1.2 million and $1.1 million, respectively. As of September 30, 2005 we had inventory of $59.2 million, net of a reserve for excess and obsolete inventory of $6.7 million.

Warranty Liability. We provide an allowance for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates. Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures. For the years ended December 31, 2004 and 2003, we (i) recorded reserves for estimated warranty costs of approximately $5.6 million and $4.6 million, respectively and (ii) paid and/or settled warranty claims of approximately $6.2 million and $4.4 million, respectively. For the nine months ended September 30, 2005 and 2004, we (i) recorded reserves for estimated warranty costs of approximately $3.0 million and $4.3 million, respectively and (ii) paid and/or settled warranty claims of approximately $3.2 million and $5.3 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required. Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Effective with the adoption of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, however they are tested annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired, and if the carrying value is greater than the fair value an impairment loss is recorded. Impairment is tested at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value. Actual results may differ from these estimates under different assumptions or conditions. If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. As of September 30, 2005, goodwill is recorded at a carrying value of approximately $147.8 million. Goodwill is tested for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review. We are currently conducting our annual impairment tests, however these tests are not yet complete.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the statements of income over the period during which the employee is required to provide such services. As allowed under rules promulgated by the Securities and Exchange Commission we expect to adopt this new standard, applying the modified prospective transition method, with an effective date of January 1, 2006 (see Note 2. −“Recently Issued Accounting Standards”).

On June 2, 2005, (i) we granted 406,125 new stock options to certain directors and employees at an exercise price equal to the market price of our common stock on the grant date which become fully exercisable after a six month vesting period and (ii) we accelerated the vesting of 74,672 outstanding stock options whose exercise price was above our closing stock price on the modification date. The new stock option grant with a six month vesting period and the acceleration of the outstanding stock options were intended to eliminate a possible compensation expense associated with these options in future periods due to the adoption of SFAS No. 123R.

Results of Operations for the Three Month Period Ended September 30, 2005 Compared to the Three Month Period Ended September 30, 2004.

During the fourth quarter of 2004, AT&T Wireless, historically among our significant customers, was acquired by Cingular, which had become one of our customers in late 2003. In this “Results of Operations” discussion, references to Cingular refer to the combined activity of AT&T Wireless and Cingular as if they were one customer.

Also in 2004, we discontinued the operations of our General Motors remanufactured transmissions operating unit (see Note 14. - “Discontinued Operations”). Accordingly, the operations of this business have been reflected in the accompanying consolidated financial statements and this management’s discussion and analysis as discontinued operations for all periods presented.

Income from continuing operations increased $0.2 million, or 2.4%, to $8.6 million for the three months ended September 30, 2005 from $8.4 million for the three months ended September 30, 2004. Income from continuing operations per diluted share was $0.40 for the three months ended September 30, 2005 and 2004. Our results for 2005 included (i) a gain of $0.2 million (net of tax) related to an investment tax credit from the state of Oklahoma and (ii) exit, disposal, certain severance and other charges of $0.1 million. Our results for 2004 included exit, disposal, certain severance and other charges of $0.3 million (net of tax). Excluding these items, income from continuing operations decreased slightly primarily as a result of:

•	scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to contracts entered into primarily in 2003; and

•
a decline in Drivetrain Remanufacturing segment profit primarily related to (i) a reduction in volume of remanufactured engines for certain older European engine programs, (ii) a reduction in volume of Honda remanufactured transmissions resulting from a normalization of volumes following last year’s program ramp-up and increase in Honda’s inventory position and (iii) a reduction in sales for certain remanufacturing-related services and certain other low volume remanufacturing programs, largely offset by:

•	new business wins in our Logistics segment, including our test and repair programs for Cingular and Nokia;

• •	an increase in our base logistics business with Cingular; and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales

Net sales increased $15.6 million, or 14.5%, to $123.2 million for the three months ended September 30, 2005 from $107.6 million for the three months ended September 30, 2004. This increase was primarily due to:

•	new business wins in our Logistics segment, including our test and repair program and other programs with Cingular and to a lesser extent, Nokia and T-Mobile;

•
the one-time sale of transmission components relating to the end-of-life support for an OEM transmission program that ceased production in late 2000 and from which we do not expect any future sales; and

•	increases in our base logistics volume with Cingular,

partially offset by:

•	scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to contracts entered into primarily in 2003; and

•
a decline in Drivetrain Remanufacturing sales primarily related to (i) a reduction in volume of remanufactured engines for certain older European engine programs, (ii) a reduction in volume of Honda remanufactured transmissions resulting from a normalization of volumes following last year’s program ramp-up and increase in Honda’s inventory position and (iii) a reduction in sales for certain remanufacturing-related services and certain other low volume remanufacturing programs.

Of our net sales for the three months ended September 30, 2005 and 2004, Cingular accounted for 27.7% and 22.3%, Ford accounted for 22.4% and 30.0%, Honda accounted for 17.8% and 21.8% and DaimlerChrysler accounted for 18.3% and 12.9%, respectively.

Gross Profit

Gross profit decreased slightly to $28.0 million for the three months ended September 30, 2005 from $28.2 million for the three months ended September 30, 2004. The decrease was primarily the result of the factors described above under “Net Sales”, largely offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. Additionally, gross profit as a percentage of net sales decreased to 22.7% for the three months ended September 30, 2005 from 26.2% for the three months ended September 30, 2004. This decrease in gross profit as a percentage of net sales was primarily due to (i) the scheduled price reductions, (ii) the unwinding of the end-of-life support for the out-of-production OEM transmission program, which resulted in the one-time sale of transmissions components at cost, which reduced gross profit as a percentage of net sales for the three months ended September 30, 2005 by 1.8%, and (iii) the change in mix of new business in our Logistics segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense remained constant at $13.0 million for the three months ended September 30, 2005 and 2004, where benefits from our on-going lean and continuous improvement program and other cost reduction initiatives were offset by an increase in new business and product development costs in our Drivetrain Remanufacturing segment. As a percentage of net sales, SG&A expense decreased to 10.5% for the three months ended September 30, 2005 from 12.0% for the three months ended September 30, 2004. The one-time sale of transmission components at cost as described above under “Net Sales” reduced SG&A expense as a percentage of net sales for the three months ended September 30, 2005 by 0.9%.

Exit, Disposal, Certain Severance and Other Charges.

During the three months ended September 30, 2005, we recorded $0.1 million of these costs primarily related to our capacity expansion within the Logistics segment.

During the three months ended September 30, 2004, we recorded $0.5 million ($0.3 million net of tax) of exit, disposal, certain severance and other charges including (i) $1.4 million of non-cash stock-based compensation costs related to modifications to unexercised stock options previously granted to our former CFO, per the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25) and (ii) $0.3 million of other costs, partially offset by a gain of $1.2 million attributed to the reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability, which reversal was made upon the finalization of an audit by the state tax authorities.

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

Operating Income

Operating income increased $0.2 million, or 1.4%, to $14.9 million for the three months ended September 30, 2005 from $14.7 million for the three months ended September 30, 2004. This increase is primarily the result of the factors described above under “Net Sales,” “Gross Profit” and “Exit, Disposal, Certain Severance and Other Charges.”As a percentage of net sales, operating income decreased to 12.1% from 13.7%. The one-time sale of transmission components at cost as described above under “Net Sales” reduced operating income as a percentage of net sales for the three months ended September 30, 2005 by 1.0%.

Interest Income

Interest income decreased $0.5 million, or 71.4%, to $0.2 million for the three months ended September 30, 2005 from $0.7 million for the three months ended September 30, 2004. This decrease was primarily due to the early redemption of the note receivable from the Distribution Group in the second quarter of 2005 (see Note 4. −“Redemption of Promissory Note Receivable”), partially offset by higher cash balances invested in cash and equivalents during 2005 as compared to 2004.

Interest Expense

Interest expense remained constant at $1.8 million for the three months ended September 30, 2005 and 2004. The impact of lower total debt outstanding was offset by a general increase in interest rates in 2005 as compared to 2004.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations decreased to 35.0% for the three months ended September 30, 2005 from 38.6% for the three months ended September 30, 2004. During the three months ended September 30, 2005, we recorded a tax benefit of $0.2 million related to an investment tax credit from the state of Oklahoma. Additionally, we are conducting a study of certain of our research and development costs incurred from 2000 through 2005. We expect to complete this study during the three months ending December 31, 2005. Based upon preliminary data, we estimate an income tax benefit for unclaimed credits of at least $0.03 per diluted share, net of professional fees and other related costs. Excluding the effect of this potential benefit and based on our current estimate of the distribution of taxable income by state, we expect our effective income tax rate for the balance of 2005 to remain at approximately 36.5%.

Discontinued Operations

During 2004, General Motors resourced its remanufactured transmission program from the Company’s facility located in Gastonia, North Carolina, and correspondingly, the Company closed this facility. Upon the closure of the facility in the fourth quarter of 2004, the operations of this operating unit within the Company’s Drivetrain Remanufacturing segment were reclassified as discontinued operations. The loss of $17.5 million (net of tax) for the three months ended September 30, 2004, represented the reclassified results from this operation.

During the three months ended September 30, 2005, we revised the impairment estimate made on December 31, 2004 for equipment from our closed Gastonia facility and recorded a loss of $0.6 million (net of tax).

See Note 14. “Discontinued Operations.”

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2005		2004
Net sales	$75.7	100.0%	$74.2	100.0%
Segment profit	$10.4	13.7%	$13.0	17.5%

Net Sales. Net sales increased $1.5 million, or 2.0%, to $75.7 million for the three months ended September 30, 2005 from $74.2 million for the three months ended September 30, 2004. The increase was primarily due to the one-time sale of transmission components, at cost, relating to the end-of-life support for an OEM transmission program that ceased production in late 2000 and from which we do not expect future sales, partially offset by:

•	a reduction in volume of remanufactured engines for certain older European engine programs;

•	scheduled price reductions to certain customers pursuant to contracts entered into primarily in 2003;

•	a reduction in volume of Honda remanufactured transmissions resulting from a normalization of volumes following last year’s program ramp-up and increase in Honda’s inventory position; and

•	a reduction in sales for certain remanufacturing-related services and certain other low volume remanufacturing programs.

Of our segment net sales for the three months ended September 30, 2005 and 2004, Ford accounted for 36.3% and 43.3%, Honda accounted for 29.0% and 31.5% and DaimlerChrysler accounted for 29.8% and 18.8%, respectively.

Exit, Disposal, Certain Severance and Other Charges. During the three months ended September 30, 2004, we recorded a net credit of $1.0 million consisting of a gain of $1.2 million due to the reversal of a previously established provision for a potential non-income state tax liability, which reversal was made upon the finalization of an audit by the state tax authorities, partially offset by $0.2 million of other costs. There were no similar costs or gains recorded in 2005.

Segment Profit. Segment profit decreased $2.6 million, or 20.0%, to $10.4 million (13.7% of segment net sales) for the three months ended September 30, 2005 from $13.0 million (17.5% of segment net sales) for the three months ended September 30, 2004. This resulted primarily from (i) the factors described above under “Net Sales”, (ii) last year’s $1.0 million gain described above under “Exit, Disposal, Certain Severance and Other Charges”, (iii) an increase in costs related to new business and product development and (iv) benefits resulting from our lean and continuous improvement program and other cost reductions. The “Exit, Disposal, Certain Severance and Other Charges” increased segment profit as a percentage of net sales for the three months ended September 30, 2004 by 1.4%. The one-time sale of transmission components at cost as described above under “Net Sales” reduced segment profit as a percentage of net sales for the three months ended September 30, 2005 by 1.9%.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2005		2004
Net sales	$41.8	100.0%	$27.9	100.0%
Segment profit	$5.3	12.7%	$4.3	15.4%

Net Sales. Net sales increased $13.9 million, or 49.8%, to $41.8 million for the three months ended September 30, 2005 from $27.9 million for the three months ended September 30, 2004. This increase was primarily attributable to new business programs, including our test and repair, kitting and other programs with Cingular and to a lesser extent, Nokia and T-Mobile, combined with an increase in our base fulfillment business, partially offset by scheduled price reductions to a customer pursuant to a contract entered into in 2003. Sales to Cingular accounted for 81.7% and 85.9% of segment net sales for the three months ended September 30, 2005 and 2004, respectively.

Exit, Disposal, Certain Severance and Other Charges. During the three months ended September 30, 2005, we recorded $0.1 million of these costs primarily related to our capacity expansion. There were no similar costs recorded in 2004.

Segment Profit. Segment profit increased $1.0 million, or 23.3%, to $5.3 million (12.7% of segment net sales) for the three months ended September 30, 2005 from $4.3 million (15.4% of segment net sales) for the three months ended September 30, 2004. The increase was primarily the result of the factors described above under “Net Sales” coupled with benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by costs and other start-up inefficiencies associated with our capacity expansion.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2005		2004
Net sales	$5.6	100.0%	$5.5	100.0%
Segment loss	$(0.8)	−	$(1.1)	−

Net Sales. Net sales increased slightly to $5.6 million for the three months ended September 30, 2005 from $5.5 million for the three months ended September 30, 2004.

Segment Loss. Segment loss decreased $0.3 million, to a loss of $0.8 million for the three months ended September 30, 2005 from a loss of $1.1 million for the three months ended September 30, 2004. The reduced loss resulted primarily from our lean and continuous improvement program and other cost reduction initiatives.

Results of Operations for the Nine Month Period Ended September 30, 2005 Compared to the Nine Month Period Ended September 30, 2004.

Income from continuing operations increased $3.0 million, or 16.2%, to $21.5 million for the nine months ended September 30, 2005 from $18.5 million for the nine months ended September 30, 2004. Income from continuing operations per diluted share was $1.00 for the nine months ended September 30, 2005 as compared to $0.86 for the nine months ended September 30, 2004. Our results for 2005 included (i) a gain of $0.4 million (net of tax) from the early redemption of the note receivable from the Distribution Group, (ii) exit, disposal, certain severance and other charges of $0.3 million (net of tax) and (iii) a gain of $0.2 million (net of tax) related to an investment tax credit from the state of Oklahoma. Our results for 2004 included (i) exit, disposal, certain severance and other charges of $2.4 million (net of tax) and (ii) an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year. Excluding these items, income from continuing operations increased primarily as a result of:

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives;

•	new business wins in our Logistics segment, including our test and repair program with Cingular and to a lesser extent, Nokia and T-Mobile;

•	an increase in our base logistics business with Cingular; and

•	an increase in volume of Honda remanufactured transmissions resulting from the ramp-up of that program, which did not begin until the second quarter of 2004,

partially offset by:

•	scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to contracts entered into primarily in 2003;

•	a reduction in volume of remanufactured engines for certain older European engine programs;

•	an increase in costs related to new business and product development in our Drivetrain Remanufacturing segment;

•	a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program; and

•	a reduction in volume of Ford remanufactured transmissions that is believed to result from repair cost-cap adjustments on certain transmission models.

Net Sales

Net sales increased $31.6 million, or 10.9%, to $322.3 million for the nine months ended September 30, 2005 from $290.7 million for the nine months ended September 30, 2004. This increase was primarily due to:

•	new business wins in our Logistics segment, including our test and repair program and other programs with Cingular and to a lesser extent, Nokia and T-Mobile;

•	increases in our base logistics volume with Cingular;

•
the one-time sale of transmission components relating to the end-of-life support for an OEM transmission program that ceased production in late 2000 and from which we do not expect any future sales; and

•	an increase in volume of Honda remanufactured transmissions resulting from the ramp-up of that program, which did not begin until the second quarter of 2004,

partially offset by:

•	scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to contracts entered into primarily in 2003;

•	a reduction in volume of remanufactured engines for certain older European engine programs;

•	a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program;

•	a reduction in volume of Ford remanufactured transmissions that is believed to result from repair cost-cap adjustments on certain transmission models; and

•	a reduction in sales for certain remanufacturing-related services and certain other low volume remanufacturing programs.

Of our net sales for the nine months ended September 30, 2005 and 2004, Cingular accounted for 27.3% and 20.7%, Ford accounted for 24.5% and 30.7%, Honda accounted for 17.8% and 19.1% and DaimlerChrysler accounted for 15.9% and 15.4%, respectively.

Gross Profit

Gross profit increased $1.0 million, or 1.3%, to $76.7 million for the nine months ended September 30, 2005 from $75.7 million for the nine months ended September 30, 2004. The increase was primarily the result of benefits from our lean and continuous improvement program and other cost reduction initiatives, which were largely offset by the factors described above under “Net Sales.” Additionally, gross profit as a percentage of net sales decreased to 23.8% for the nine months ended September 30, 2005 from 26.0% for the nine months ended September 30, 2004. This decrease in gross profit as a percentage of net sales was primarily due to (i) the scheduled price reductions, (ii) the unwinding of the end-of-life support for the out-of-production OEM transmission program, which resulted in the one-time sale of transmissions components at cost, which reduced gross profit as a percentage of net sales for the nine months ended September 30, 2005 by 0.9%, and (iii) the change in mix of new business in our Logistics segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

SG&A Expense

SG&A expense increased slightly to $38.8 million for the three months ended September 30, 2005 from $38.7 million for the three months ended September 30, 2004. The net increase is primarily the result of an increase in costs for new business and product development in our Drivetrain Remanufacturing segment, offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. As a percentage of net sales, SG&A expense decreased to 12.0% for the nine months ended September 30, 2005 from 13.3% for the nine months ended September 30, 2004. The one-time sale of transmission components at cost as described above under “Net Sales” reduced SG&A expense as a percentage of net sales for the nine months ended September 30, 2005 by 0.5%.

Exit, Disposal, Certain Severance and Other Charges.

During the nine months ended September 30, 2005, we recorded $0.5 million ($0.3 million net of tax) of these costs primarily related to our capacity expansion within the Logistics segment.

During the nine months ended September 30, 2004, we recorded $4.0 million ($2.4 million net of tax) of these costs including (i) $3.3 million of certain non-cash stock-based compensation costs related to modifications to unexercised stock options previously granted to our former Chief Executive Officer and Chief Financial Officer, per the provisions of the Financial Accounting Standards Board’s Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), (ii) $0.7 million of facility exit and other costs, (iii) $0.5 million of certain non-cash stock-based compensation costs related to the hiring of our current CEO, (iv) $0.4 million of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives and (v) $0.3 million of relocation costs related to the hiring of our current CFO, partially offset by a gain of $1.2 million attributed to the reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability, which reversal was made upon the finalization of an audit by the state tax authorities.

Operating Income

Operating income increased $4.4 million, or 13.4%, to $37.3 million for the nine months ended September 30, 2005 from $32.9 million for the nine months ended September 30, 2004. This increase is primarily the result of the factors described above under “Net Sales,”“Gross Profit” and “Exit, Disposal, Certain Severance and Other Charges.” As a percentage of net sales, operating income increased to 11.6% from 11.3%. The one-time sale of transmission components at cost as described above under “Net Sales” reduced operating income as a percentage of net sales for the nine months ended September 30, 2005 by 0.4%.

Interest Income

Interest income decreased $0.5 million, or 26.3%, to $1.4 million for the nine months ended September 30, 2005 from $1.9 million for the nine months ended September 30, 2004. This decrease was primarily due to the early redemption of the note receivable from the Distribution Group (see Note 4. −“Redemption of Promissory Note Receivable”), partially offset by higher cash balances invested in cash and equivalents during 2005 as compared to 2004.

Other Income, net

Other income increased to $0.6 million for the nine months ended September 30, 2005 from a loss of $2 thousand for the nine months ended September 30, 2004. This increase was due to a gain recorded from the early redemption of the note receivable from the Distribution Group (see Note 4. −“Redemption of Promissory Note Receivable”).

Interest Expense

Interest expense increased $0.3 million, or 5.6%, to $5.7 million for the nine months ended September 30, 2005 from $5.4 million for the nine months ended September 30, 2004. This increase was primarily due to a general increase in interest rates in 2005 as compared to 2004, partially offset by a reduction in total debt outstanding.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations decreased to 35.9% for the nine months ended September 30, 2005 from 37.6% for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we recorded a tax benefit of $0.2 million related to an investment tax credit from the state of Oklahoma. During the nine months ended September 30, 2004, we recorded an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year. Additionally, we are conducting a study of certain research and development costs incurred from 2000 through 2005. We expect to complete this study during the three months ending December 31, 2005.  Based upon preliminary data, we estimate an income tax benefit for unclaimed credits of at least $0.03 per diluted share, net of professional fees and other related costs. Excluding the effect of this potential benefit and based on our current estimate of the distribution of taxable income by state, we expect our effective income tax rate for the balance of 2005 to remain at approximately 36.5%.

Discontinued Operations

The loss of $0.7 million (net of tax) for the nine months ended September 30, 2005, primarily relates to a revision to the impairment estimate made on December 31, 2004 for equipment from our closed Gastonia facility.

The loss of $17.2 million (net of tax) for the nine months ended September 30, 2004, consists of a loss of $18.6 million related to the reclassified results from our discontinued General Motors remanufactured transmissions operating unit, partially offset by a non-cash tax benefit of $1.4 million based upon the resolution of prior year income tax issues with respect to the tax basis of the Distribution Group, which was sold in October 2000.

See Note 14. “Discontinued Operations.”

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2005		2004
Net sales	$197.8	100.0%	$203.5	100.0%
Segment profit	$26.6	13.4%	$31.0	15.2%

Net Sales. Net sales decreased $5.7 million, or 2.8%, to $197.8 million for the nine months ended September 30, 2005 from $203.5 million for the nine months ended September 30, 2004. The decrease was primarily due to:

•	a reduction in volume of remanufactured engines for certain older European engine programs;

•	scheduled price reductions to certain customers pursuant to contracts entered into primarily in 2003;

•	a reduction in volume of DaimlerChrysler remanufactured transmissions resulting from DaimlerChrysler’s decision not to launch new model years into the remanufacturing program;

•	a reduction in volume of Ford remanufactured transmissions that is believed to result from repair cost-cap adjustments on certain transmission models; and

•	a reduction in sales for certain remanufacturing-related services and certain other low volume remanufacturing programs,

partially offset by (i) the one-time sale of transmission components relating to the end-of-life support for an OEM transmission program that ceased production in late 2000 and from which we do not expect any future sales and (ii) an increase in volume of Honda remanufactured transmissions resulting from the ramp-up of that program, which did not begin until the second quarter of 2004.

Of our segment net sales for the nine months ended September 30, 2005 and 2004, Ford accounted for 39.6% and 43.5%, Honda accounted for 29.0% and 27.3% and DaimlerChrysler accounted for 25.8% and 22.0%, respectively.

Exit, Disposal, Certain Severance and Other Charges. During the nine months ended September 30, 2004, we recorded a net credit of $0.7 million consisting of income of $1.2 million due to the reversal of a previously established provision for a potential non-income state tax liability, which reversal was made upon the finalization of an audit by the state tax authorities, partially offset by (i) $0.4 million of costs primarily related to the termination of an independent contractor agreement and (ii) $0.1 million of severance and related costs primarily associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives. There were no similar costs recorded in 2005.

Segment Profit. Segment profit decreased $4.4 million, or 14.2%, to $26.6 million (13.4% of segment net sales) for the nine months ended September 30, 2005 from $31.0 million (15.2% of segment net sales) for the nine months ended September 30, 2004. This resulted primarily from (i) the factors described above under “Net Sales”, (ii) last year’s $0.7 million gain described above under “Exit, Disposal, Certain Severance and Other Charges”, (iii) an increase in costs related to new business and product development and (iv) benefits resulting from our lean and continuous improvement program and other cost reductions. The “Exit, Disposal, Certain Severance and Other Charges” increased segment profit as a percentage of net sales for the nine months ended September 30, 2004 by 0.3%. The one-time sale of transmission components at cost as described above under “Net Sales,” reduced segment profit as a percentage of net sales for the nine months ended September 30, 2005 by 0.9%.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2005		2004
Net sales	$106.8	100.0%	$72.0	100.0%
Segment profit	$12.2	11.4%	$10.5	14.6%

Net Sales. Net sales increased $34.8 million, or 48.3%, to $106.8 million for the nine months ended September 30, 2005 from $72.0 million for the nine months ended September 30, 2004. This increase was primarily attributable to new business programs, including our test and repair, kitting and other programs with Cingular and to a lesser extent, Nokia and T-Mobile, combined with an increase in our base fulfillment business with Cingular, partially offset by scheduled price reductions to a customer pursuant to a contract entered into in 2003. Sales to Cingular accounted for 82.5% and 83.7% of segment net sales for the nine months ended September 30, 2005 and 2004, respectively.

Exit, Disposal, Certain Severance and Other Charges. During the nine months ended September 30, 2005, we recorded $0.5 million of these costs primarily related to our capacity expansion. During 2004, we recorded $0.1 million of facility exit costs and $0.1 million of severance and related costs associated with cost reduction initiatives.

Segment Profit. Segment profit increased $1.7 million, or 16.2%, to $12.2 million (11.4% of segment net sales) for the nine months ended September 30, 2005 from $10.5 million (14.6% of segment net sales) for the nine months ended September 30, 2004. The increase was primarily the result of the factors described above under “Net Sales,” combined with the benefits of our lean and continuous improvement program and other cost reductions, partially offset by costs and other start-up inefficiencies associated with our capacity expansion efforts.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2005		2004
Net sales	$17.7	100.0%	$15.2	100.0%
Segment loss	$(1.5)	−	$(4.3)	−

Net Sales. Net sales increased $2.5 million, or 16.4%, to $17.7 million for the nine months ended September 30, 2005 from $15.2 million for the nine months ended September 30, 2004. This increase was primarily attributable to our continuing initiative to penetrate the independent aftermarket for remanufactured transmissions and engines.

Exit Charges. During 2004, we recorded $0.1 million of facility exit costs in order to streamline certain operations. There were no similar costs recorded in 2005.

Segment Loss. Segment loss decreased $2.8 million, to a loss of $1.5 million for the nine months ended September 30, 2005 from a loss of $4.3 million for the nine months ended September 30, 2004. The reduced loss resulted primarily from the increase in net sales coupled with benefits resulting from our lean and continuous improvement program and other cost reduction initiatives.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $42.1 million at September 30, 2005. Net cash provided by operating activities from continuing operations was $46.7 million for the nine-month period then ended. During the period, we provided $3.3 million of cash from our working capital accounts, which included an increase in cash from inventories of $21.0 million and prepaid and other assets of $1.5 million, including $3.2 million of accrued interest and unamortized discount from the early redemption of the note receivable from the Distribution Group, partially offset by a decrease in cash related to:

•
$9.3 million for accounts receivable primarily as the result of increased sales volumes to our Logistics customers and changes in payment practices by certain of our customers to discontinue the use of discounts and other early payment programs; and

•
$9.9 million for accounts payable and accrued expenses primarily due to the timing of payments for raw materials inventory, settlement of customer discounts and our payment of 2004 incentive compensation.

Net cash used in investing activities of $5.9 million for the period, included capital spending of $14.3 million primarily related to leasehold improvements and machinery and equipment for capacity expansion efforts in our Logistics segment, largely offset by $8.4 million in proceeds from the redemption of the note receivable representing part of the proceeds from the sale of the Distribution Group in 2000. Net cash used in financing activities of $17.2 million included net payments of $17.5 million made on our credit facility and $2.6 million in payment of consideration related to previous acquisitions, partially offset by $3.1 million of proceeds from the exercise of stock options by our employees and directors.

For full year 2005, we currently expect a total of $16-18 million for capital expenditures, which includes the $14.3 million of capital investments made during the nine months ended September 30, 2005. Our estimates include approximately $8 million in support of capacity expansion in our Logistics segment, $3 million in support of new business initiatives in both our Logistics and Drivetrain Remanufacturing segments and $5-7 million in support of capacity maintenance and cost reduction initiatives.

Our credit facility provides for (i) a $75.0 million term loan payable in quarterly installments in increasing amounts through the maturity in March 2007 ($11.7 million outstanding at September 30, 2005), (ii) a $95.0 million two-tranche term loan payable in quarterly installments ($80.6 million outstanding at September 30, 2005 with approximately 98% of the outstanding balance payable during the final year of the term maturing in March 2008) with an annual excess cash flow sweep payable as defined in the credit agreement and (iii) a $40.0 million revolving credit facility available through March 2007. Our credit facility also provides for the addition of one or more optional term loans of up to $100.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin. The Alternate Base Rate is equal to the highest of (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%. The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed. Based on our results for the period ended June 30, 2005, the applicable margins for the $75.0 million term loan and the $40.0 million revolving facility were 1.00% for Alternate Base Rate loans and 2.00% for Eurodollar Rate loans and for the $95.0 million term loan, the applicable margins were 1.75% for Alternate Base Rate loans and 2.75% for Eurodollar Rate loans.

On May 12, 2005, we received proceeds of $11.6 million from the early redemption of the note receivable from the Distribution Group (see Note 4. - “Redemption of Promissory Note Receivable”). On May 19, 2005, we used these proceeds to make optional prepayments on the A-Loan and B-Loan of $9.8 million and $1.7 million, respectively. As a result, we do not expect to make a mandatory prepayment for excess cash flow for the year ending December 31, 2005.

As of September 30, 2005, our borrowing capacity under the revolving portion of our credit facility was $37.4 million, net of $2.6 million for outstanding letters of credit.

Our revolving credit agreement with HSBC Bank Plc provides for £0.5 million, or $0.9 million in U.S. dollars, to finance the working capital requirements of our U.K. subsidiary. Amounts advanced are secured by substantially all the assets of our U.K. subsidiary. Interest accrues at the HSBC Bank prime lending rate plus 1.50% and is payable monthly. HSBC Bank may at any time demand repayment of all sums owing. As of September 30, 2005, there were no amounts outstanding under this line of credit.

During the first quarter of 2005, the Aurora Capital Group, which previously was our largest stockholder, sold all of their shares of our common stock as part of a public offering, for which we received no proceeds. As the result of this sale, our federal and certain of our state loss carryforwards available as an offset to future taxable income, which approximated $21 million and $8 million, respectively, as of September 30, 2005, are subject to certain statutory provisions in the U.S. Internal Revenue Code which limit the timing and usage of such loss carryforwards. Based upon our current tax situation, the aggregate amount of these loss carryforwards has not been affected; however, the federal statute limits the amount we can use in a particular year, thereby extending our expected usage of these loss carryforwards into 2007. For 2005, we have reached our current limitation of federal taxable income which can be offset with net operating loss carryforwards. As a result we are expecting to make a tax payment in the fourth quarter of 2005.

On October 8, 2005, our customer Delphi Corporation filed a voluntary petition for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our pre-bankruptcy receivable from Delphi is less than $0.5 million, none of which has been currently reserved. We cannot estimate the impact of the Delphi bankruptcy on our future business or on the collectibility of our receivables but we expect that its effect will not be material to our business or financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments

We do not hold or issue derivative financial instruments for trading purposes. We have used derivative financial instruments to manage our exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business. As of September 30, 2005, we were not using any derivative financial instruments.

Interest Rate Exposure

Based on our overall interest rate exposure during the nine months ended September 30, 2005, and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows. Interest rate movements of 10% would not have a material effect on our financial position, results of operation or cash flows.

Foreign Exchange Exposure

We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders’ equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.

Item 4. Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Todd R. Peters, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of September 30, 2005, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2005, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AFTERMARKET TECHNOLOGY CORP.

Date: October 26, 2005	/s/ Todd R. Peters
Todd R. Peters, Vice President and Chief Financial Officer

•	Todd R. Peters is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.