Form 10-K
period 2005-12-31
AFTERMARKET TECHNOLOGY CORP
filed 2006-03-02
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-K

   (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From ____________ To ______________

Commission file number 0-21803
__________________

AFTERMARKET TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4486486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Opus Place, Suite 600, Downers Grove, IL	60515
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (630) 271-8100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock, as reported by the Nasdaq National Market, on June 30, 2005) was $370.5 million.

The number of shares outstanding of the Registrant's Common Stock, as of February 10, 2006, was 21,801,711 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AFTERMARKET TECHNOLOGY CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Annual Report, the words "may," "could," "should," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in Item 1A. “Risk Factors,” among others, may impact forward-looking statements contained in this Annual Report.

PART I
ITEM 1.	BUSINESS

Overview

We provide outsourced engineering solutions and supply chain logistics services to the light and medium/heavy-duty vehicle aftermarket and consumer electronics industries. Through our Drivetrain Business, we provide customized remanufacturing services focused on complex light vehicle drivetrain products, such as automatic transmissions and engines, that are primarily sold through the service, repair and parts organizations of our customers. Through our Logistics Business, we offer value-added supply-chain services to the consumer electronics and light vehicle aftermarket industries, including fulfillment, returns management, reverse logistics, test, repair and other related services. We generally provide services under contractual relationships with customers that distribute high-value, complex products.

We believe our service offerings are differentiated from those of our competitors by the degree of customization we provide coupled with our focus on quality and the consistency of our performance. We have developed business processes, technical capabilities and information technology systems that allow us to design flexible and scaleable solutions that help our customers reduce their costs, improve their supply chain efficiency and enhance their profitability. We manage, monitor and communicate detailed information about our processes and our customers’ shipments, returns, products and inventory on a real-time basis. This information is readily accessible to our customers, easy-to-use, and customized to fit their needs. We also use this information to analyze and improve the performance of our businesses and to help us achieve our exacting quality and service benchmarks.

Our Drivetrain Business

Our Drivetrain Business remanufactures drivetrain products, which we distribute primarily to Original Equipment Service (“OES”) organizations and their outlets. As our OES customers are the service and repair organizations of automotive Original Equipment Manufacturers (“OEMs”), we are not subject to the same market trends, such as the cyclical nature of new light vehicle sales, as “Tier 1” suppliers to the automotive industry. We believe we are the largest independent light vehicle automatic transmission remanufacturer in the world. Our drivetrain products consist principally of remanufactured automatic transmissions and also include remanufactured torque converters, valve bodies and engines. Our principal drivetrain customers are the North American service, repair and parts organizations of Ford, Honda, DaimlerChrysler, Allison and the European division of Ford. In addition, we have also sold to customers in the independent aftermarket, including AAMCO dealers, AutoZone and Cottman Transmission, but in February 2006 we decided to discontinue this portion of our business. See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 20” for a discussion of our exit from the independent aftermarket business.

Drivetrain Business net sales accounted for 65.3%, 73.6%, 76.0%, 70.9% and 72.4% of our 2005, 2004, 2003, 2002 and 2001 net sales, respectively. Net sales from the independent aftermarket business, which we will discontinue in 2006, accounted for 5.0% of our total net sales for each of 2005, 2004 and 2003.

Remanufactured products are used in the repair of vehicles by dealers and other service outlets during both the warranty and post-warranty periods following the sale of a vehicle. Remanufacturing is a process through which used cores are returned to a central facility where they are disassembled and the parts are inspected, cleaned, refurbished and tested. We then combine the reusable parts with new parts, primarily in a high-volume cellular assembly process, to create remanufactured components that are of comparable quality to new components. We remanufacture some of the most complex components of a vehicle, such as the transmission and engine. Generally, our customers and their designated suppliers provide transmission parts and cores to us. However, our launch of a medium/heavy-duty remanufacturing program with Allison requires taking title to the core. In cases where we do not take ownership of the cores, our working capital requirements are reduced. Furthermore, because we use salvaged parts from cores or new parts sourced from our customers and their designated suppliers, we are not directly subject to material pricing fluctuations. We believe remanufactured products are generally lower in cost than new replacement components and frequently facilitate a faster, more reliable repair when compared to components that are rebuilt at service outlets. In addition, remanufactured components efficiently reuse existing parts and are less damaging to the environment.

We remanufacture factory-approved transmissions for warranty and/or post-warranty replacement of transmissions for Ford, Honda, DaimlerChrysler and select foreign OEMs, primarily for use in the United States service and repair organizations of their dealer networks. We added Allison Transmissions as a customer for remanufactured medium/heavy-duty transmissions during 2005.  Additionally, our European facility remanufactures factory-approved gas and diesel engines for several European OEMs, including Jaguar and the European divisions of Ford and GM.  These engines are used for warranty and post-warranty replacement, and we also provide certain machining services for some of our customers.

We generally sell our products to each customer pursuant to a supply arrangement for individual transmission or engine models, which supply arrangement typically may be terminated by the customer on 90 days notice or less. Our existing contracts for transmission remanufacturing with Ford and DaimlerChrysler both expired on December 31, 2005. We have reached agreement on terms and conditions for contract renewals through 2008 with both Ford and DaimlerChrysler and expect to finalize these contracts in the near term.

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

Our Logistics Business

Our Logistics Business provides a number of value-added services that generate operational efficiencies for our customers through the outsourcing of certain supply chain functions. Specifically, our Logistics Business provides value-added warehousing and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. We generally do not take ownership of inventory. As a result, we do not face the risk of inventory obsolescence, and we require relatively less working capital than logistics service providers who take ownership of inventory. Our principal customers are currently in the consumer electronics and automotive industries and include Cingular, Nokia, LG, T-Mobile, Delphi, Visteon, GM and Thales. Logistics Business segment sales accounted for 34.7%, 26.4%, 24.0%, 29.1% and 27.6% of our 2005, 2004, 2003, 2002 and 2001 net sales, respectively.

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

Our logistics customers market and distribute complex and serialized consumer electronics such as cellular phones, wireless devices, navigation devices, and light vehicle audio systems and instrument clusters. As part of our service offering, we remanufacture, repair and distribute light vehicle audio systems and instrument and display clusters primarily for Delphi, Visteon, and GM, and various mobile electronics products, such as navigation systems, primarily for Delphi, GM and Thales. We also offer returned material reclamation and core management and disposition services.

We provide bulk and direct fulfillment of cellular telephones to Cingular and its partners.  We deliver products both to Cingular retail locations and directly to individuals who order a cellular phone, and provide inventory tracking and management, process all warranty-service exchanges and perform handset testing and repair. Growth in our Logistics Business has largely been with Cingular (historically through AT&T Wireless, which was acquired by Cingular in October 2004). Since Cingular’s acquisition of AT&T Wireless, we have expanded on certain lines of service we previously provided to AT&T Wireless. Revenue for these services grew significantly in 2005, more than offsetting the loss of the accessory packaging services that we previously provided to AT&T Wireless, and we expect them to grow further in 2006. In addition to new business from Cingular, we signed agreements and launched new business with a number of new logistics customers in 2004 and 2005 that we expect to generate additional sales in 2006.

Industry Background

Automotive Aftermarket

Demand for replacement or repair of drivetrain products is a function of numerous factors, such as the number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle. Within this overall market, factors that influence demand for our remanufactured products, when compared to repair services, include product complexity, OEM warranty policies governing repair-versus-replace decisions made by their dealers, and the length of warranty periods. In addition, we believe increasing demand for our remanufacturing services, when compared to repair services, is also driven by the relatively limited number of qualified repair technicians and repair test equipment, and the increase in customer service demands. The demand for our products is generally not tied to the cyclical nature of new light vehicle sales. We supply our products to the automotive aftermarket, which consists of parts and services for light vehicles after their original purchase. According to the Frost & Sullivan report dated February 2005, the North American replacement and repair component of this market for transmissions was approximately $2.7 billion in 2004 and expected to grow at a compound annual rate of 4.4% from 2004 to 2011 due to the increasing number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle.

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

Our Competitive Strengths

We believe we offer products and solutions that improve our customers’ profits and operations as a result of our competitive strengths, which include the following:

Customized Service Offering

We are recognized by our customers for our high level of service and our flexibility in providing product and service solutions. Our logistics approach involves our team of specialists who work with the client to understand the specific deliverables required by that client, understand communication points within the supply chain, design solutions, establish operational and business metrics, eliminate waste and improve efficiencies. We offer a broad array of products and services to our logistics customers, which allows us to work with the customer to customize our products and services to meet the specific individual needs of the customer instead of offering one standard suite of products and services. We believe our “One-Size-Fits-One” approach helps us attract and retain customers. For instance, for Cingular, our supply chain management services include product warranty and returns, order entry processing, testing and repair, warehousing, picking, kitting, customized packaging, shipping and delivery of wireless handsets, including wireless data devices.  Our integrated logistics services also include inventory management and private labeling. This customized approach has allowed us to add Nokia, T-Mobile, LG and Thales as new customers.

High Quality Through Engineering and Technical Know-How

Our remanufactured products are of consistent high quality due to the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures employed in our remanufacturing processes. We partner with our customers to design processes that help ensure that our remanufacturing of complex products such as automatic transmissions, valve bodies, torque converters, engines and automotive electronics replicates OEM quality and test procedures.  Our remanufacturing process is completed by testing products using state-of-the-art equipment such as sophisticated test stands that enable us to replicate OEM test procedures. We are committed to upholding the quality of our customers’ products and hold QS-9000 Certification, ISO-9000 Certification and Ford’s Q1 Certification. We monitor our procedures and processes, which allows us to identify and to quickly correct situations that could impact our product quality. We have a team of engineers dedicated to enhancing and adding new products, sharing innovative solutions and reducing our customers’ expenses. Our engineering capabilities include developing new products.

Information Technology Capabilities

We use information technology to help meet customers’ needs in product security and confidentiality, product qualification and identification, inventory management, and interactive electronic communication. We also provide customers with solutions for their supply chain management, reverse logistics, product tracking and product history needs, while maintaining service and quality levels. Our use of information technology allows us to provide flexible, accurate, customized logistics solutions to help meet customer requirements while providing full visibility across the supply chain. Our solutions can reduce customer-required investment in information technology, and can improve the efficiency of our customers’ inventory and supply chains by providing enhanced traceability and visibility of inventory, resulting in market-leading performance metrics and improved customer profitability. In addition, our information technology systems allow for rapid integration with our customers’ systems, enhancing the quality of our services.

Strong, Experienced Management Team

Our executive and operations management team has extensive experience. Our Chief Executive Officer, Donald T. Johnson, Jr., has 32 years of experience in the logistics and automotive industries, including five years as Global Director of Parts, Supply and Logistics for Ford and 26 years within Caterpillar’s Parts and Service and Logistics organizations where he became Vice President, Caterpillar Logistics. Our Vice President and Chief Financial Officer, Todd R. Peters, has 21 years of financial, acquisition and integration, and automotive operations experience. The President of our ATC Logistics Business, William L. Conley, Jr., has 27 years of logistics experience, and the Vice President of our North American Remanufacturing Operations, Brett O. Dickson, has 16 years of operational and supply chain management experience.

Our Growth Strategies

Our strategy is to be a valued partner that provides remanufacturing, logistics, return and repair services for customers that distribute high-value, complex products in various markets. We will grow by leveraging our strong customer relationships while we develop new customers and products.

Growth Within Our Drivetrain Business

Expand Our Product Offering and Product Application. Our business and product development teams are working to identify new products and processes that enable us to compete for additional business with our OES dealer customers by helping them to increase their penetration of the drivetrain repair market and/or reduce their total warranty costs. For example, we are working with certain of our OES customers to (i) develop and implement products and strategies designed to enable them to penetrate, or increase their penetration of, the post-warranty replacement market for automotive transmissions that we remanufacture on their behalf, (ii) re-introduce remanufactured transmissions as a transmission repair alternative in warranty applications, and (iii) develop a transmission repair kit product that we will market for their use with failed transmissions that are repaired rather than totally replaced.

Enter Additional Markets for our Services. We are seeking drivetrain remanufacturing opportunities in markets outside our primary light vehicle aftermarket, including the commercial vehicle market. For example, in 2005 we were awarded a remanufacturing program by Allison for medium/heavy-duty automatic transmissions, which we expect will generate $30 million of annualized revenue. We believe that our expertise in drivetrain remanufacturing will be directly transferable to these other markets over time.

Expand Our International Presence. In 2005, we generated approximately 94% of our total net sales in North America. We believe that our expertise in drivetrain remanufacturing will be directly transferable to foreign markets, which generally have a less developed drivetrain remanufacturing market than North America. As such we are actively pursuing additional opportunities with both new and existing customers to provide remanufacturing services in both Europe and Asia. We believe that these areas represent an opportunity for growth. We are currently working to develop programs with OEMs in the growing Chinese automotive market (where we do not currently have a presence).  We continue to explore opportunities in the global automotive industry for our products and services in order to capture new business opportunities and improve profitability.

Emerging Technology. We will continue to modestly invest in the NuVinci™ Continuously Variable Planetary (CVP) Drive technology to further diversify our products, markets, customers and revenues. Initially we are focusing on the bicycle, light electric vehicle, recreation/garden vehicle and commercial vehicle markets. We intend to utilize the strengths, capabilities and capacity in our Drivetrain business to develop and commercialize the CVP product.

Growth Within Our Logistics Business

Target New Customers and Broaden Services Provided to Customers. We believe we are well positioned to capitalize on growth in the 3PL services market, particularly with existing and new customers in the consumer electronics and vehicle industries, by offering customized, reliable and cost effective solutions for customers with complex logistics requirements involving high-value products. In 2005, we were awarded new logistics business that we expect to generate $37 million of annualized revenue. We recently expanded our business development and marketing teams and are more actively marketing our offerings to new and existing customers.

We intend to increase penetration of our existing Logistics Business customer base by broadening our offering of Logistics products and services and by marketing our core competencies as solutions to meet our customers’ needs.  Under our “One-Size-Fits-One” philosophy, we will continue to leverage our broad range of services to target new customers that provide serialized products across a variety of industries and provide them with customized products and services to meet their specific needs instead of offering one standard suite of products and services. We also intend to leverage our core competencies in logistics and electronics refurbishment by working with our existing and new customers to identify products and services where we can add value in satisfaction of our customers’ specific needs. We intend to further expand our penetration of the market for logistics services and electronics repair through the addition of other wireless carriers to our customer base and through penetration into other vertical markets, including broadband/cable, electronics and computers, and medical equipment. We have also identified and targeted several new market segments, including additional classes of consumer electronics.

Additional Corporate Initiatives

Leverage Operating Efficiency and Productivity Gains. We regularly evaluate our operating efficiency and productivity in order to increase our profitability and cash flows. Over the last five years, we have completed numerous lean manufacturing, six sigma and continuous improvement projects that have resulted in significant cost savings and increased capacity utilization. Our “Lean and Continuous Improvement” program has helped us achieve margin improvements and further enhancement of quality. We believe there are additional opportunities to further improve our cost base and increase earnings.

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

In our Logistics Business, we primarily compete in a fragmented market as a niche participant offering a specialized value-added service requiring stringent service level requirements.  Based on our performance levels, we believe we are well positioned to compete in this market.  However, some of our competitors in this segment such as Caterpillar Logistics and UPS Logistics are larger and have greater financial and other resources.

Employees

As of December 31, 2005, we had approximately 3,300 full-time and temporary employees.  We believe our employee and labor relations are good.  We have not experienced any work stoppage to date and currently none of our employees is represented by a labor union.

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

In connection with the October 2000 sale of our Distribution Group, we agreed to indemnify the buyer against environmental liability at former Distribution Group facilities that had been closed prior to the Distribution Group sale, including former facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio. We also agreed to indemnify the buyer against any other environmental liability of the Distribution Group relating to periods prior to the closing of the Distribution Group sale. Our indemnification obligations to the buyer are subject to a $750,000 deductible and a $12.0 million cap, except with respect to the closed facilities. We also have an additional $100,000 deductible applicable to all Distribution Group claims for indemnification.

Segment Reporting

We have two reportable segments: the Drivetrain Remanufacturing segment and the Logistics segment. Our independent aftermarket business is reflected as “Other” and is not reportable for segment reporting purposes. See Item 8. “Consolidated Financial Statements and Supplementary Data-Note 20” for a discussion of our exit from the independent aftermarket business. Also See Item 8. “Consolidated Financial Statements and Supplementary Data” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

Our internet website is www.goATC.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings we make with the Securities and Exchange Commission as soon as reasonably practicable. This information may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an internet website that contains reports, and other information regarding issuers like us that file electronically with the Securities and Exchange Commission at www.sec.gov. We will provide a copy of any of the foregoing documents to shareholders upon request. The contents of our website are not part of this annual report.

ITEM 1A.   RISK FACTORS

We believe that the following are the material risks currently facing our business, but additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our financial condition, results of operations or stock price could be materially adversely affected by these risks. Readers should also refer to the other information included in this Annual Report, including our consolidated financial statements and related notes thereto.

We rely on a few major customers for a significant majority of our business and the loss of any of those customers, significant changes in prices or other terms with any of our major customers, or changes to our customers’ warranty policies, could reduce our net income and operating results.

A few customers account for a significant majority of our net sales each year. In 2005, we had four customers that individually accounted for more than 10% of our net sales. Cingular (including sales to the former AT&T Wireless) accounted for 28.3%, 22.3% and 17.2% of our net sales during 2005, 2004 and 2003, respectively, Ford accounted for 23.1%, 29.6% and 38.6% of our net sales for 2005, 2004 and 2003, respectively, Honda accounted for 18.3%, 19.4% and 7.5% of our net sales during 2005, 2004 and 2003, respectively, and DaimlerChrysler accounted for 14.6%, 14.7% and 20.6% of our net sales in 2005, 2004 and 2003, respectively. If we lose any of these customers, or if any of them reduces or cancels a significant order, our net sales and operating results could decrease significantly.

Our significant OEM customers generally require that their dealers using remanufactured products for warranty application use only products from approved suppliers. Although we are a factory approved supplier of our customers, they generally are not obligated to continue to purchase our products and may switch some or all of their business to other suppliers in the future and we may not be able to maintain or increase our sales to them. Most of our contracts or arrangements with our customers are terminable by the customer subject to a notice period that ranges from 90 days or less to 180 days. Pursuant to such an arrangement, in 2004 General Motors elected to resource all our remanufactured transmission production to one of our competitors. In addition, we periodically renegotiate the prices and other terms of our products with our customers. Because of the short termination periods and periodic price negotiations, we cannot give any assurances of the stability of the demand or prices for our products and, therefore, our revenue streams. Significant demand or price fluctuations could materially affect our business.

Since Cingular's acquisition of AT&T Wireless, we have been working with Cingular as they rationalize their supply chain.  This resulted in the loss in 2004 of the accessory packaging services that we previously provided to AT&T Wireless but has also resulted in the expansion of our core logistics services with Cingular.  This process will continue and could result in further gains and/or losses of business with Cingular.

Loss of a significant customer could also result in us incurring asset impairment charges and exit costs associated with the closure of the plant that serviced that customer. In connection with the loss of the General Motors transmission business in 2004, we recorded goodwill and other asset impairment charges totaling $26.4 million and incurred $3.4 million of exit costs to close the Gastonia, North Carolina facility where we had produced units for General Motors.

Within the last five years the standard new vehicle warranty provided by our customers has varied and shorter warranty periods could be implemented in the future. Any shortening of warranty periods could reduce the amount of warranty work performed by dealers and reduce the demand for our products. Additionally, our customers may vary their policies that determine when their dealers may use remanufactured products for warranty applications, which could reduce the demand for our products. Our results, most recently in 2005, have been adversely affected by certain customers changing the policies that govern their dealer warranty repair-versus-replace decisions, which have resulted in dealers repairing more transmissions and consequently replacing fewer transmissions with remanufactured units.

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

Our quarterly and annual operating results are affected by transmission failure rates, and a drop in these rates could adversely affect sales or profitability or lead to variability of our operating results. Generally, if transmissions last longer, there will be less demand for our remanufactured transmissions. Transmission failure rates could drop due to a number of factors outside our control, including:

•	consumers retaining automobiles for shorter periods, which could occur in periods of economic growth or stability;

•	transmission designs that result in greater reliability;

•	consumers driving fewer miles per year due to high gasoline prices; and

•	mild weather.

Our financial results are affected by our customers' policies, which are outside our control.

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

Cingular Wireless, which accounted for 81.5% of our Logistics segment net sales for 2005, operates in a highly competitive technology market. The number of cell phones sold by Cingular, whether to new subscribers or as replacement phones to existing subscribers, is dependent on its ability to keep pace with technological advancements and to provide service programs and prices that are attractive to current and potential customers. Our Logistics net sales to Cingular are substantially related to the number of phones sold by Cingular. Consequently, any material decrease in phones sold by Cingular will materially and adversely affect our Logistics net sales.

We may incur material liabilities under various federal, state, local and foreign environmental laws.

We are subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and the damages resulting from, past spills, disposals or other releases of hazardous substances. In connection with our acquisition activity, we have conducted certain investigations of facilities we have acquired and their compliance with applicable environmental laws. Similarly, in the course of lease terminations, we have generally conducted investigations into potential environmental impacts resulting from our operations. These investigations revealed various environmental matters and conditions that could expose us to liability or which have required us to undertake compliance-related improvements or remedial activities. Any liability we may have under environmental laws could materially affect our business.

Substantial competition could reduce our market share and significantly harm our financial performance.

While we believe that our business is well positioned to compete in our two primary market segments, transmission remanufacturing and logistics, our industry segments are highly competitive. We may not be successful in competing against other companies, some of which are larger than us and have greater financial and other resources available to them than we do. Increased competition could require us to reduce prices or take other actions that may have an adverse effect on our operating results.

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

We may experience significant variations in our future quarterly results of operations. These fluctuations may result from many factors, including the condition of our industry in general and shifts in demand and pricing for our products. Our operating results are also highly dependent on our level of gross profit as a percentage of net sales. Our gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control. These factors include:

•	pricing strategies;

•	changes to our customers’ warranty policies;

•	changes in product costs from vendors;

•	the risk of some of the items in our inventory becoming obsolete;

•	the availability and quality of cores;

•	the relative mix of products sold during the period; and

•	general market and competitive conditions.

Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period.

Our success depends on our ability to retain our senior management and to attract and retain key personnel.

Our success depends to a significant extent on the efforts and abilities of our senior management team. We have various programs in place to motivate, reward and retain our management team, including bonus and stock incentive plans. However, the loss of one or more of these persons could have an adverse effect on our business. Our success and plans for future growth will also depend on our ability to hire, train and retain skilled workers in all areas of our business. We currently do not have key executive insurance relating to our senior management team.

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

An element of our growth strategy is the acquisition and integration of complementary businesses in order to broaden product offerings, capture market share and improve profitability. We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, obtain financing on acceptable terms or reach mutually agreeable terms with acquisition candidates. The negotiation of potential acquisitions as well as the integration of an acquired business could require us to incur significant costs and cause diversion of our management's time and resources. Future acquisitions by us could result in:

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

As of December 31, 2005, our outstanding indebtedness was $90.8 million, and we had cash and cash equivalents on hand of $45.5 million. We expect that our indebtedness may increase substantially from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Our consolidated indebtedness level could materially affect our business because:

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

Provisions of our certificate of incorporation could make it more difficult for a third party to obtain control of us, even if such a change in control would benefit our stockholders. Our Board of Directors can issue preferred stock without stockholder approval. The rights of common stockholders could be adversely affected by the rights of holders of preferred stock that we issue in the future. These provisions could discourage a third party from obtaining control of us. Such provisions may also impede a transaction in which our stockholders could receive a premium over then current market prices and our stockholders' ability to approve transactions that they consider in their best interests.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business from the following facilities:

Location	Approx. Sq. Feet	Lease Expiration Date	Products Produced/Services Provided
Springfield, MO	280,800	2008	transmissions, transfer cases and assorted components (1)
Springfield, MO	200,000	2006	engines and transmissions (2)
Oklahoma City, OK	100,000	2019	transmissions, transfer cases and assorted components (1)
Oklahoma City, OK	200,000	owned	transmissions and assorted components (1)
Oklahoma City, OK	94,000	2008	returned material reclamation and disposition, core management (3)
Carrollton (Dallas), TX	39,000	2006	radios, telematics and instrument and display clusters (3)
Ft. Worth, TX	221,000	2008	cellular phone and accessory distribution (3)
Ft. Worth, TX	264,000	2010	cellular phone accessory packaging, returns processing, test and repair (3)
Grantham, England	120,000	owned	engines and related components (1)
___________
(1)	This facility is used by the Drivetrain Remanufacturing segment.
(2)	This facility is used by our Independent Aftermarket business and will be closed during 2006 in connection with the discontinuation of that business.
(3)	This facility is used by the Logistics segment.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq National Market (which recently changed its name to the Nasdaq Global Market) under the symbol "ATAC" since our initial public offering in December 1996. As of February 10, 2006, there were 69 record holders of our common stock. The following table sets forth for the periods indicated the range of high and low sale prices of the common stock as reported by Nasdaq:

	High	Low
2005
First quarter	$16.70	$13.53
Second quarter	17.68	13.80
Third quarter	18.84	15.96
Fourth quarter	21.71	16.15
2004
First quarter	$15.50	$13.08
Second quarter	17.30	13.98
Third quarter	16.75	11.35
Fourth quarter	18.36	12.01

On February 10, 2006, the last sale price of our common stock, as reported by Nasdaq, was $20.24 per share.

During November 2005, certain employees of the Company delivered to us 2,014 shares of our outstanding common stock in payment of $40,924 of withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans. Per the stock incentive plans, the shares delivered to us were valued at $20.32 per share, the closing price of our common stock on the vesting date of the restricted stock.

Following is a summary of treasury stock acquisitions made pursuant to our stock incentive plans during the three month period ended December 31, 2005:

Period	Total number of Shares Purchased		Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1-31, 2005	-	$	−	-	-
November 1-30, 2005	2,014		$20.32	2,014	-
December 1-31, 2005	-	$	−	-	-

On February 16, 2006, we announced our intention to commence a program for the repurchase of up to 2% of our outstanding common stock during the balance of 2006. It is our intent to repurchase shares, from time to time, to offset the potential dilutive impact of stock option exercises and restricted stock grants under our stock incentive plans.

We have never paid cash dividends on our common stock. Because we currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness, we do not intend to pay cash dividends on the common stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of Aftermarket Technology Corp. to pay cash dividends is dependent upon the receipt of dividends or other payments from our subsidiaries. The agreement for our bank credit facility contains certain covenants that, among other things, prohibit the payment of dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below with respect to the statements of income data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent registered public accounting firm, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto. The selected financial data with respect to the statements of income data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001, are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent registered public accounting firm, but are not included herein. The data provided should be read in conjunction with the Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included in this Annual Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statements of Income Data:
Net sales	$441,963	$395,577	$339,709	$392,453	$381,633
Cost of sales	335,286	293,630	244,997	256,621	248,362
Exit, disposal, certain severance and other charges (1)	−	−	200	−	216
Gross profit	106,677	101,947	94,512	135,832	133,055
Selling, general and administrative expense	53,385	51,598	50,987	56,618	57,315
Amortization of intangible assets	125	125	299	333	4,376
Exit, disposal, certain severance and other charges (credits) (1)	492	4,031	8,273	(277)	5,114
Operating income	52,675	46,193	34,953	79,158	66,250
Interest income	2,026	2,658	2,863	2,769	1,524
Interest expense	(7,696)	(7,271)	(8,169)	(12,280)	(22,377)
Other income (expense), net	585	170	371	(491)	747
Redemption of senior notes	−	−	−	(3,022)	−
Termination of credit facility	−	−	−	(1,480)	−
Income tax expense	(15,711)	(14,955)	(11,146)	(22,174)	(17,517)
Income from continuing operations (2)	$31,879	$26,795	$18,872	$42,480	$28,627
Income from continuing operations per diluted share (3)	$1.48	$1.25	$0.77	$1.76	$1.36
Shares used in computation of income from continuing operations per diluted share (3)	21,579	21,411	24,486	24,119	21,059
Other Data:
Capital expenditures	$17,185	$11,081	$13,439	$12,476	$13,256

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$45,472	$18,085	$59,628	$65,504	$555
Working capital, continuing operations	123,283	103,879	119,062	132,053	50,527
Property, plant and equipment, net	55,015	52,835	55,022	52,910	51,211
Total assets	407,779	389,995	447,284	448,085	395,969
Current and long-term debt outstanding	90,779	112,406	127,351	164,613	197,789
Long-term liabilities, less current portion	107,098	122,225	134,545	159,561	181,694
Total stockholders' equity	221,230	186,373	229,251	206,435	109,335
_______________

(1)	See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 18” for a description of exit, disposal, certain severance and other charges (credits).

(2)
Income from continuing operations for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 excludes gain (loss) from discontinued operations, net of income taxes, of $(871), $(21,019), $1,639, $3,947 and $(59), respectively.

(3)	See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 13” for a description of the computation of earnings per share.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Operations. We provide remanufacturing, third-party logistics and electronics repair services to the light vehicle and medium/heavy-duty aftermarket and consumer electronics industries. Through our Drivetrain Business, we provide customized remanufacturing services focused on complex light and medium/heavy duty vehicle drivetrain products, such as automatic transmissions and engines, that are primarily sold through the service, repair and parts organizations of our customers. Through our Logistics Business, we offer value-added supply-chain services to the consumer electronics and light vehicle aftermarket industries, including fulfillment, returns management, reverse logistics, repair and other related services. We generally provide our services under contractual relationships with customers that distribute high-value, complex products.

Demand for replacement or repair of drivetrain products is a function of numerous factors, such as the number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle. Within this overall market, factors that influence demand for our remanufactured products, when compared to repair services, include product complexity, OEM warranty policies governing replace versus repair decisions made by their dealers, and the length of warranty periods. In addition, we believe demand for our remanufacturing services, when compared to repair services, is also increased by the relatively limited number of qualified repair technicians and repair test equipment, and the increase in customer service demands. The demand for our products is not tied to the cyclical nature of new light vehicle sales. However, our OEM customers periodically revise their policies governing warranty repair-versus-replace decisions that can impact, either positively or negatively, the demand for our remanufactured products as dealers utilize a greater or lesser number of remanufactured transmissions. Policy revisions that negatively impacted demand for our products occurred in late 2002 and early 2003 and again in late 2004. We believe that any material impact related to these policy decisions has been reflected in our results of operations for the year ended December 31, 2005. More recently, one of our domestic automotive OEM customers again modified their policies impacting warranty repair-versus-replace decisions in a modest manner that is expected to positively impact the demand for our remanufactured drivetrain products in 2006.

Our Drivetrain Business has been our primary business since our formation. For the year ended December 31, 2005, net sales from our Drivetrain Remanufacturing segment were $266.4 million, or 60.3% of our total net sales. In addition, we also sell remanufactured transmissions and engines directly to independent aftermarket customers domestically. For the year ended December 31, 2005, net sales from this portion of our business, which is not a reportable segment, was $22.3 million, or 5.0% of our total net sales. However, on February 15, 2006 we decided to discontinue this part of our business. See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 20” for a discussion of the exit from our independent aftermarket business.

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

Sales and growth in our Logistics segment have largely: (i) been related to services we provide for Cingular Wireless (including AT&T Wireless, which was acquired by Cingular in October 2004), (ii) been dependent on demand for cellular phones and services and Cingular’s share of cellular service volume and (iii) benefited from upgrades in cellular telephone technology through increased replacement demand for more advanced handsets, from any increases in the number of Cingular’s subscribers and from any expansion of our service offerings. In mid-2003, shifts in supply chain management strategy by AT&T Wireless resulted in their decision to consolidate their printing requirements and re-source the bulk fulfillment of their collateral (marketing) materials from us to the printer of those materials. Since Cingular’s acquisition of AT&T Wireless, we have launched additional business with Cingular, expanding on certain lines of service previously provided. These services have grown in 2005 but were partially offset by the loss of the accessory packaging services that we had previously provided to AT&T Wireless. In addition to new business from Cingular, we have signed agreements with a number of new logistics customers in 2004 and 2005 that have generated additional sales in 2005 and will generate incremental sales in 2006. We continue to believe our Logistics Business represents a key growth opportunity and we are actively pursuing customer diversification. For the year ended December 31, 2005, net sales from our Logistics Business were $153.2 million, or 34.7% of our total net sales, of which Cingular accounted for 81.5%.

Financing. During 2005 we strengthened our balance sheet with cash flows from operations of $54.9 million, lowered our total debt outstanding by $21.6 million and increased our cash balances by $27.4 million. As of December 31, 2005, we had cash and cash equivalents on hand of $45.5 million and $37.3 million available to borrow on our $40.0 million revolving credit facility. We are currently evaluating the establishment of a new credit facility that is expected to provide improved financing terms and less restrictive covenants and expect this new facility to be in place by March 31, 2006.

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

and are recognized upon completion or performance of those services.

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

These charges can vary significantly from period to period and as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of these actions. See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 18” for a further discussion of these costs.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements. For the years ended December 31, 2005, 2004 and 2003, our write-offs were approximately $0.2 million, $1.3 million and $10 thousand, respectively. As of December 31, 2005, we had $75.3 million of accounts receivable, net of allowance for doubtful accounts of $1.2 million.

Inventory Valuation. We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand. If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2005, 2004 and 2003, we recorded charges for excess and obsolete inventory of approximately $1.5 million, $2.0 million and $1.2 million, respectively. As of December 31, 2005, we had inventory of $65.2 million, net of a reserve for excess and obsolete inventory of $6.6 million.

Warranty Liability. We provide an allowance for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates. Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures. For the years ended December 31, 2005 and 2004, we (i) recorded charges for estimated warranty costs of approximately $3.8 million and $5.6 million, respectively and (ii) paid and/or settled warranty claims of approximately $4.2 million and $6.2 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required. Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Effective with the adoption of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, however they are tested annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired, and if the carrying value is greater than the fair value an impairment loss is recorded. Impairment is tested at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value. Actual results may differ from these estimates under different assumptions or conditions. If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. As of December 31, 2005, we have recorded goodwill of approximately $147.6 million.

Deferred Income Taxes and Valuation Allowances. Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, our annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return. Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.

Segment Reporting

We have two reportable segments: the Drivetrain Remanufacturing segment and the Logistics segment. Our Drivetrain Remanufacturing segment primarily sells remanufactured transmissions directly to Ford, Honda, DaimlerChrysler, Allison and certain other foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle.

In addition, the Drivetrain Remanufacturing segment sells select remanufactured engines primarily to certain European OEMs. Through our Logistics segment, we are:

•
a provider of value-added warehouse, distribution and reverse logistics, test and repair services, turnkey order fulfillment and information services primarily for Cingular, and to a lesser extent, Nokia, LG, T-Mobile and certain other customers in the wireless electronics industry;

•	a provider of logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi, Visteon and Thales; and

•
a provider of returned material reclamation and disposition services and core management services to General Motors and, from time to time and to a lesser extent, certain other domestic and foreign OEMs.

The Company’s independent aftermarket business, which is not reportable for segment reporting purposes, remanufactures and distributes domestic and foreign engines and distributes domestic transmissions to independent aftermarket customers and is reported as “Other.” See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 20” for a discussion of our exit from the independent aftermarket business.

We evaluate the performance of each business based upon operating income. Our reportable segments and our independent aftermarket business are each managed and measured separately primarily due to the differing customers and distribution channels.

Results of Operations

The following table sets forth financial statement data expressed in millions of dollars and as a percentage of net sales.

	Year Ended December 31,
	2005		2004		2003
Net sales	$442.0	100.0%	$395.6	100.0%	$339.7	100.0%
Gross profit	106.7	24.1	101.9	25.8	94.5	27.8
SG&A expense	53.4	12.1	51.6	13.0	51.0	15.0
Exit, disposal, certain severance and other charges (1)	0.5	0.1	4.0	1.0	8.5	2.5
Operating income	52.7	11.9	46.2	11.7	35.0	10.3
Interest income	2.0	0.5	2.7	0.7	2.9	0.8
Other income, net	0.6	0.1	−	−	0.1	−
Interest expense	(7.7)	(1.7)	(7.3)	(1.9)	(8.2)	(2.4)
Income from continuing operations	31.9	7.2	26.8	6.8	18.9	5.6

(1)	Includes $0.2 million of inventory write-downs classified as cost of sales in the statement of income for 2003.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Income from continuing operations increased $5.1 million, or 19.0%, to $31.9 million in 2005 from $26.8 million in 2004. Income from continuing operations per diluted share was $1.48 in 2005 as compared to $1.25 in 2004. Our results for 2005 included (i) a gain of $0.9 million (net of tax) related to $1.4 million of research and development tax credits, net of fees and related expenses of $0.5 million, net of tax, (ii) a gain of $0.4 million (net of tax) from the early redemption of the note receivable from the Distribution Group, (iii) exit, disposal, certain severance and other charges of $0.3 million (net of tax) and (iv) a gain of $0.2 million (net of tax) related to an investment tax credit from the state of Oklahoma. For 2004, our results included (i) exit, disposal, certain severance and other charges of $2.5 million (net of tax) and (ii) an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year. Excluding these items, income from continuing operations increased primarily as a result of:

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives;

•	new business wins in our Logistics segment, including our test and repair program with Cingular and, to a lesser extent, Nokia, LG and T-Mobile;

•	an increase in our base logistics business with Cingular; and

•	an increase in volume of Honda remanufactured transmissions as we realized the full-year benefit of that program, which did not fully ramp up until the second quarter of 2004,

partially offset by:

•	scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to contracts entered into primarily in 2003;

•	a reduction in volume of remanufactured engines for certain older European engine programs;

•	an increase in costs related to new business and product development in our Drivetrain Remanufacturing segment; and

•	a reduction in volume of Ford remanufactured transmissions that is believed to result from repair cost-cap adjustments on certain transmission models.

Net Sales. Net sales increased $46.4 million, or 11.7%, to $442.0 million for 2005 from $395.6 million for 2004. This increase was primarily due to:

•	new business wins in our Logistics segment, including our test and repair program and other programs with Cingular and, to a lesser extent, Nokia, LG and T-Mobile;

•	increases in our base logistics volume with Cingular;

•
  a one-time sale of $12.5 million of transmission components at cost in 2005, relating to end-of-life support for an OEM transmission program that ceased production in late 2000 and from which we do not expect any future sales; and

•	an increase in volume of Honda remanufactured transmissions as we realized the full-year benefit of that program, which did not fully ramp up until the second quarter of 2004,

partially offset by:

•	scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to contracts entered into primarily in 2003;

•	a reduction in volume of remanufactured engines for certain older European engine programs;

•	a reduction in volume of Ford remanufactured transmissions that is believed to result from repair cost-cap adjustments on certain transmission models; and

•	a reduction in sales for certain remanufacturing-related services and certain other low volume remanufacturing programs.

      Of our net sales for 2005 and 2004, Cingular accounted for 28.3% and 22.3%, Ford accounted for 23.1% and 29.6%, Honda accounted for 18.3% and 19.4% and DaimlerChrysler accounted for 14.6% and 14.7%, respectively.

Gross Profit. Gross profit increased $4.8 million, or 4.7%, to $106.7 million for 2005 from $101.9 million for 2004. The increase was primarily the result of benefits from our lean and continuous improvement program and other cost reduction initiatives, which were largely offset by the factors described above under “Net Sales.” Additionally, gross profit as a percentage of net sales decreased to 24.1% for 2005 from 25.8% for 2004. This decrease in gross profit as a percentage of net sales was primarily due to (i) the scheduled price reductions, (ii) the change in mix of new business in our Logistics segment, and (iii) the unwinding of the end-of-life support for the out-of-production OEM transmission program, which resulted in a one-time sale of $12.5 million of transmissions components at cost in 2005, which reduced gross profit as a percentage of net sales for 2005 by 0.7%, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. In the fourth quarter of 2005, we launched a remanufacturing program for medium/heavy-duty transmissions and expect to realize growth resulting from the ramp-up of that program. Unlike our light vehicle remanufacturing programs, the terms of this medium/heavy-duty remanufacturing contract require us to take title to the core. As a result, the core value is reflected in both revenue and cost of goods sold and is expected to reduce gross profit margins.

SG&A Expense. SG&A expense increased $1.8 million, or 3.5%, to $53.4 million for 2005 from $51.6 million for 2004. The net increase is primarily the result of an increase in costs associated with revenue growth in our Logistics Segment as well as for new business and product development in our Drivetrain Remanufacturing segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. As a percentage of net sales, SG&A expense decreased to 12.1% for 2005 from 13.0% for 2004. The one-time sale of transmission components at cost as described above under “Net Sales” reduced SG&A expense as a percentage of net sales for 2005 by 0.3%.

Exit, Disposal, Certain Severance and Other Charges. During 2005, we recorded $0.5 million ($0.3 million net of tax) of exit, disposal, certain severance and other charges primarily related to the closure of an old facility and the move to a new larger facility as part of our capacity expansion within the Logistics segment.

During 2004, we recorded $4.0 million ($2.5 million net of tax) of these costs including (i) $3.3 million of certain non-cash stock-based compensation costs related to modifications to unexercised stock options previously granted to our former Chief Executive Officer and former Chief Financial Officer, per the provisions of the Financial Accounting Standards Board’s Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), (ii) $0.8 million of facility exit and other costs, (iii) $0.5 million of certain non-cash stock-based compensation costs related to the hiring of our current CEO, (iv) $0.3 million of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives, and (v) $0.3 million of relocation costs related to the hiring of our current CFO, partially offset by a gain of $1.2 million attributed to the reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability upon the finalization of an audit by the state tax authorities.

As the result of our decision to discontinue our independent aftermarket business we currently expect to record pre-tax non-cash charges primarily in the first quarter of 2006 of approximately $10.0 million, which includes (i) $7.1 million for the write-down of inventory to estimated net realizable value, (ii) $1.5 million for the write-down of fixed assets and accounts receivable and (iii) $1.4 million for the impairment of goodwill. In addition, we expect to incur pre-tax cash charges of approximately $1.1 million for severance, termination benefits and facility exit costs in the first and second quarters of 2006. We expect to reclassify the operations of this business from “Other” to discontinued operations upon its disposal. See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 20.”

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems. Implementation of any of these could require us to incur additional costs of a nature described above, which would be offset over time by the projected cost savings.

Operating Income. Operating income increased $6.5 million, or 14.1%, to $52.7 million for 2005 from $46.2 million for 2004. This increase is primarily the result of the factors described above under “Net Sales,” “Gross Profit” and “Exit, Disposal, Certain Severance and Other Charges.” As a percentage of net sales, operating income increased to 11.9% from 11.7%. The one-time sale of transmission components at cost as described above under “Net Sales” adversely affected operating income as a percentage of net sales for 2005 by 0.3%.

Interest Income. Interest income decreased $0.7 million, or 25.9%, to $2.0 million for 2005 from $2.7 million for 2004. This decrease was primarily due to the early redemption of the note receivable from the Distribution Group (see Item 8. “Consolidated Financial Statements and Supplementary Data - Note 2”), partially offset by higher cash balances invested in cash and equivalents during 2005 as compared to 2004 and a general increase in interest rates.

Other Income, net. Other income increased to $0.6 million for 2005 from a gain of $24 thousand for 2004. This increase was due to a gain recorded from the early redemption of the note receivable from the Distribution Group. See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 2.”

Interest Expense. Interest expense increased $0.4 million, or 5.5%, to $7.7 million for 2005 from $7.3 million for 2004. This increase was primarily due to a general increase in interest rates in 2005 as compared to 2004, partially offset by a reduction in total debt outstanding.

Income Tax Expense. Our effective income tax rate decreased to 33.0% in 2005 from 35.8% for 2004. The 2005 rate reflects income tax benefits of (i) $1.4 million related to previously unclaimed research and development tax credits and (ii) $0.2 million related to an investment tax credit from the state of Oklahoma. During 2004 we recorded an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year. Based on our current estimate of the distribution of taxable income by state, we expect an effective income tax rate of approximately 36.5% for 2006.

Discontinued Operations.  The loss of $0.9 million (net of tax) for 2005, includes a $0.7 million loss primarily related to a revision to the impairment estimate made on December 31, 2004 for equipment from our closed Gastonia facility and a charge of $0.2 million for a valuation allowance related to the expected expiration of a capital loss carryforward from the sale of our former Distribution Group business, which we sold in October 2000.

In 2004, General Motors’ consolidated its vendor base and resourced its remanufactured transmission program from our facility located in Gastonia, North Carolina, in connection with which we closed this facility and discontinued this operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded an after-tax loss of $20.2 million. On a pre-tax basis, this loss included (i) $22.1 million for the impairment of goodwill assigned to this reporting unit, (ii) $1.9 million of costs related to the exit from this facility and the termination of our contract with GM, (iii) $1.7 million of inventory write-downs,  (iv) $1.5 million of fixed asset impairment charges and (v) $1.5 million for severance and related costs.

Also in 2004, we recorded an additional loss of $0.8 million related to our former Distribution Group business, which included (i) a charge of $2.2 million for a valuation allowance related to the expected expiration of a capital loss carryforward, (ii) a non-cash tax benefit of $1.3 million based upon the resolution of prior year income tax issues with respect to the tax basis of the Distribution Group and (iii) income of $0.1 million (net of income taxes of $37,000) based upon updated information regarding obligations and other costs related to the sale of this business.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year ended December 31,
	2005		2004
Net sales	$266.4	100.0%	$271.2	100.0%
Segment profit	$36.9	13.9%	$40.5	14.9%

Net Sales. Net sales decreased $4.8 million, or 1.8%, to $266.4 million for 2005 from $271.2 million for 2004. The decrease was primarily due to:

•	a reduction in volume of remanufactured engines for certain older European engine programs;

•	scheduled price reductions to certain customers pursuant to contracts entered into primarily in 2003;

•	a reduction in volume of Ford remanufactured transmissions that is believed to result from repair cost-cap adjustments on certain transmission models; and

•	a reduction in sales for certain remanufacturing-related services and certain other low volume remanufacturing programs,

partially offset by (i) a one-time sale of $12.5 million of transmission components at cost in 2005, relating to end-of-life support for an OEM transmission program that ceased production in late 2000 and from which we do not expect any future sales, (ii) an increase in volume of Honda remanufactured transmissions as we realized the full-year benefit of that program, which did not fully ramp up until the second quarter of 2004 and (iii) the launch in the fourth quarter of 2005 of a medium/heavy duty transmission remanufacturing program for Allison.

Of our segment net sales for 2005 and 2004, Ford accounted for 38.2% and 42.9%, Honda accounted for 30.4% and 28.3% and DaimlerChrysler accounted for 24.3% and 21.5%, respectively.

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

Segment Profit. Segment profit decreased $3.6 million, or 8.9%, to $36.9 million (13.9% of segment net sales) for 2005 from $40.5 million (14.9% of segment net sales) for 2004. This decrease resulted primarily from (i) the factors described above under “Net Sales”, (ii) the 2004 gain of $0.7 million described above under “Exit, Disposal, Certain Severance and Other Charges”, (iii) an increase in costs related to new business and product development, partially offset by benefits from our lean and continuous improvement program and other cost reductions. The “Exit, Disposal, Certain Severance and Other Charges” positively affected segment profit as a percentage of net sales for 2004 by 0.2%. The one-time sale of transmission components at cost as described above under “Net Sales,” adversely affected segment profit as a percentage of net sales for 2005 by 0.6%.

In the fourth quarter of 2005, we launched a remanufacturing program for medium/heavy-duty transmissions and expect to realize growth resulting from the ramp-up of that program. Unlike our light vehicle remanufacturing programs, the terms of this medium/heavy-duty remanufacturing contract require us to take title to the core. As a result, the core value is reflected in both revenue and cost of goods sold and is expected to reduce segment margins. Furthermore, we expect the adoption of SFAS No. 123R to reduce segment margins. Including these two impacts, we expect segment margins to range from 13-14% in 2006.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year ended December 31,
	2005		2004
Net sales	$153.2	100.0%	$104.4	100.0%
Segment profit	$18.2	11.9%	$15.7	15.0%

Net Sales. Net sales increased $48.8 million, or 46.7%, to $153.2 million for 2005 from $104.4 million for 2004. This increase was primarily attributable to new business programs, including our test and repair, kitting and other programs with Cingular and, to a lesser extent, Nokia, LG and T-Mobile, combined with an increase in our base fulfillment business with Cingular, partially offset by scheduled price reductions to a customer pursuant to a contract entered into in 2003. Of our segment net sales for 2005 and 2004, Cingular accounted for 81.5% and 84.5%, respectively.

Exit and Certain Severance Charges. During 2005, we recorded $0.5 million of these costs primarily related to the closure of an old facility and the move to a new larger facility as part of our capacity expansion. During 2004, we recorded $0.1 million of facility exit costs and $0.1 million of severance and related costs associated with cost reduction initiatives.

Segment Profit. Segment profit increased $2.5 million, or 15.9%, to $18.2 million (11.9% of segment net sales) for 2005 from $15.7 million (15.0% of segment net sales) for 2004. The increase was primarily the result of the factors described above under “Net Sales,” combined with the benefits of our lean and continuous improvement program and other cost reductions, partially offset by costs and other start-up inefficiencies associated with our capacity expansion efforts. We expect the adoption of SFAS No. 123R to reduce segment margins. Including this impact, we expect segment margins to range from 13-15% in 2006.

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	Year ended December 31,
	2005		2004
Net sales	$22.3	100.0%	$20.0	100.0%
Segment loss	$(2.5)	−	$(5.7)	−

Net Sales. Net sales increased $2.3 million, or 11.5%, to $22.3 million for 2005 from $20.0 million for 2004. This increase was primarily attributable to our 2005 initiative to penetrate the independent aftermarket for remanufactured transmissions and engines.

Exit Charges. During 2004, we recorded $0.3 million of facility exit costs in order to streamline certain operations.

Segment Loss. Segment loss decreased $3.2 million, or 56.1%, to a loss of $2.5 million for 2005 from a loss of $5.7 million for 2004. The reduced loss resulted primarily from the increase in net sales coupled with benefits resulting from our lean and continuous improvement program and other cost reduction initiatives.

On February 15, 2006, we decided to discontinue this part of our business. We currently expect to record pre-tax non-cash charges of approximately $10.0 million and pre-tax cash charges of approximately $1.1 million, primarily during the first quarter of 2006, related to the exit from our independent aftermarket business. We expect to reclassify the operations of this business from “Other” to discontinued operations upon its disposal. See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 20” for a discussion of the exit from our independent aftermarket business.

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

Exit, Disposal, Certain Severance and Other Charges. During 2004, we recorded $4.0 million ($2.5 million net of tax) of exit, disposal, certain severance and other charges including (i) $3.3 million of certain non-cash stock-based compensation costs related to modifications to unexercised stock options previously granted to our former Chief Executive Officer and Chief Financial Officer, per the provisions of the Financial Accounting Standards Board’s Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), (ii) $0.8 million of facility exit and other costs, (iii) $0.5 million of certain non-cash stock-based compensation costs related to the hiring of our current CEO, (iv) $0.3 million of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives, and (v) $0.3 million of relocation costs related to the hiring of our current CFO, partially offset by a gain of $1.2 million attributed to the reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability upon the finalization of an audit by the state tax authorities.

During 2003, we recorded $8.5 million ($5.4 million net of tax) of these costs including (i) $3.6 million for our Drivetrain Remanufacturing segment related to the closure of our Mahwah, New Jersey facility, consisting of $2.1 million of exit and other costs primarily associated with the relocation to a facility in Oklahoma City, $1.2 million for severance and related costs, $0.6 million related to the write-off of certain fixed assets and $0.2 million of inventory write-downs (classified as cost of sales), partially offset by income of $0.5 million related to the reversal of an accrual established during 2001 for expected idle capacity costs at this plant, (ii) $3.1 million consisting of $2.6 million of compensation costs payable to our former CEO and CFO and $0.5 million of costs related to the hiring of our current CEO and CFO, (iii) $1.3 million primarily related to severance and related costs associated with the streamlining of certain operations and the reorganization and de-layering of certain management functions, and (iv) $0.5 million primarily related to the write-down of certain customized software reflected as fixed assets within the Logistics segment.

Income from Operations. Income from operations increased $11.2 million, or 32.0%, to $46.2 million for 2004 from $35.0 million for 2003. This increase was primarily the result of the combination of factors described above under “Gross Profit” and“Exit, Disposal, Certain Severance and Other Charges.”

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

Discontinued Operations. In 2004, General Motors’ consolidated its vendor base and resourced its remanufactured transmission program from our facility located in Gastonia, North Carolina, in connection with which we closed this facility and discontinued this operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded an after tax loss of $20.2 million. On a pre-tax basis, this loss included (i) $22.1 million for the impairment of goodwill assigned to this reporting unit, (ii) $1.9 million of costs related to the exit from this facility and the termination of our contract with GM, (iii) $1.7 million of inventory write-downs, (iv) $1.5 million of fixed asset impairment charges and (v) $1.5 million for severance and related costs.

Also in 2004, we recorded an additional loss of $0.8 million related to our former Distribution Group business, which included (i) a charge of $2.2 million for a valuation allowance related to the expected expiration of a capital loss carryforward, (ii) a non-cash tax benefit of $1.3 million based upon the resolution of prior year income tax issues with respect to the tax basis of the Distribution Group and (iii) income of $0.1 million (net of income taxes of $37,000) based upon updated information regarding obligations and other costs related to the sale of this business.

During 2003, we recorded a gain from discontinued operations of $1.6 million (net of $0.5 million of income taxes) from the reclassified results of our drivetrain remanufacturing business with General Motors.

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

Segment Profit. Segment profit increased $17.6 million, or 76.9%, to $40.5 million (14.9% of segment net sales) for 2004 from $22.9 million (9.5% of segment net sales) for 2003. Segment profit reflects the previously discussed net credit of $0.7 million and costs of $4.2 million recorded during 2004 and 2003, respectively. The increase in segment profit resulted primarily from the factors described above under “Net Sales” and under “Exit, Disposal, Certain Severance and Other Charges,” combined with the benefits resulting from our lean and continuous improvement program and other cost reductions.

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

Other

The following table presents net sales and segment loss expressed in millions of dollars and as a percentage of net sales:

	Year ended December 31,
	2004		2003
Net sales	$20.0	100.0%	$17.1	100.0%
Segment loss	$(5.7)	−	$(6.6)	−

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

Liquidity and Capital Resources

Cash Flow & Capital Expenditures

We had total cash and cash equivalents on hand of $45.5 million at December 31, 2005. Net cash provided by operating activities from continuing operations was $54.9 million in 2005. During the period, we used $2.5 million of cash from our working capital accounts, which included the use of $25.0 million for accounts receivable primarily as the result of increased sales volumes to our Logistics customers and changes in payment practices by certain of our customers to discontinue the use of discounts and other early payment programs, partially offset by an increase in cash of:

•	$14.9 million from inventories;

•	$2.8 million from prepaid and other assets, including $3.2 million of accrued interest and unamortized discount from the redemption of the note receivable from the Distribution Group; and

•	$4.9 million from accounts payable and accrued expenses.

Net cash used in investing activities of $9.1 million for the period, included capital spending of $17.2 million primarily related to leasehold improvements and machinery and equipment for capacity expansion efforts in our Logistics segment, largely offset by $8.4 million in proceeds from the redemption of the note receivable representing part of the proceeds from the sale of the Distribution Group in 2000 (see Item 8. “Consolidated Financial Statements and Supplementary Data - Note 2”). Net cash used in financing activities of $17.7 million included net payments of $19.2 million made on our credit facility and $2.6 million in payment of consideration related to previous acquisitions, partially offset by $4.3 million of proceeds from the exercise of stock options by our employees and directors.

For 2006, we have planned approximately $16 million for capital expenditures, consisting of approximately $8 million in support of new business initiatives in our Logistics and Drivetrain Remanufacturing segments and $8 million in support of capacity maintenance and cost reduction initiatives.

Financing

Our credit facility provides for (i) a $75.0 million term loan payable in quarterly installments in increasing amounts through the maturity in March 2007 ($10.3 million outstanding at December 31, 2005), (ii) a $95.0 million two-tranche term loan payable in quarterly installments ($80.4 million outstanding at December 31, 2005 with approximately 99% of the outstanding balance payable during the final year of the term maturing in March 2008) with an annual excess cash flow sweep payable as defined in the credit agreement and (iii) a $40.0 million revolving credit facility available through March 2007. Our credit facility also provides for the addition of one or more optional term loans of up to $100.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

At our election, amounts advanced under the credit facility will bear interest at either (i) the Alternate Base Rate plus a specified margin or (ii) the Eurodollar Rate plus a specified margin. The Alternate Base Rate is equal to the highest of (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%. The applicable margins for both Alternate Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed. As of December 31, 2005, the margins for the $75.0 million term loan and the $40.0 million revolving facility were 1.00% for Alternate Base Rate loans and 2.00% for Eurodollar Rate loans. For the $95.0 million term loan, the margins were 1.75% for Alternate Base Rate loans and 2.75% for Eurodollar Rate loans as of December 31, 2005.

On May 19, 2005, we used the proceeds from the early redemption of the note receivable from the Distribution Group to make optional prepayments on the $75.0 million term loan and the $95.0 million term loan of $9.8 million and $1.7 million, respectively.

Under the terms of our credit facility and based on the results of operations for the year ended December 31, 2005, a mandatory prepayment of approximately $4.7 million for excess cash flow for the year ended December 31, 2005 was paid in February 2006.

We were in compliance with all the credit facility’s debt covenants as of December 31, 2005.

As of December 31, 2005, our borrowing capacity under the revolving portion of the credit facility was $37.3 million, net of $2.7 million for outstanding letters of credit. In addition, we had cash and cash equivalents on hand of $45.5 million at December 31, 2005.

We are currently evaluating the establishment of a new credit facility that is expected to provide improved financing terms and less restrictive covenants and expect this new facility to be in place by March 31, 2006. At the time of establishment of a new credit facility, we would expect to record a pre-tax charge of approximately $1.7 million related to the write-off of previously capitalized debt issuance costs in connection with the termination of our current credit facility.

As part of an earn-out related to the 1997 acquisition of ATS Remanufacturing, we made a final payment of $2.4 million to the seller in January 2005. See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 16” for a discussion of payments related to our ATS Remanufacturing acquisition and information regarding other contingencies.

Our revolving credit agreement with HSBC Bank Plc provides for £0.5 million, or approximately $0.9 million in U.S. dollars, to finance the working capital requirements of our U.K. subsidiary. Amounts advanced are secured by substantially all the assets of our U.K. subsidiary. Interest accrues at the HSBC Bank prime lending rate plus 1.50% and is payable monthly. HSBC Bank may at any time demand repayment of all sums owing. As of December 31, 2005, there were no amounts outstanding under this line of credit.

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

Other

During the first quarter of 2005, partnerships controlled by Aurora Capital Group, which partnerships were previously among our largest stockholders, sold all of their shares of our common stock as part of a public offering, for which we received no proceeds. As the result of this sale, our federal and certain of our state loss carryforwards available as an offset to future taxable income, which approximated $20.0 million and $7.3 million, respectively, as of December 31, 2005, are subject to certain statutory provisions in the U.S. Internal Revenue Code which limit the timing and usage of such loss carryforwards. Based upon our current tax situation, the aggregate amount of these loss carryforwards has not been affected; however, the federal statute limits the amount we can use in a particular year, thereby extending our expected usage of these loss carryforwards into 2007. For 2005, we have reached our current limitation of federal taxable income which can be offset with net operating loss carryforwards. As a result, we made a federal tax payment in the fourth quarter of 2005 of $3.2 million. Also during 2005, we completed a study of research and development credits and recorded a tax benefit of $1.4 million available to offset federal tax payable in future years. We expect to receive the cash benefits of these carryforwards and tax credits prior to their respective expiration.

On October 8, 2005, our customer, Delphi Corporation filed a voluntary petition for business reorganization under Chapter 11 of the US Bankruptcy Code.  Our pre-bankruptcy net receivable from Delphi is less than $0.3 million, of which $0.1 million has been currently reserved.  We cannot estimate the impact of the Delphi bankruptcy on our future business or on the collectibility of our receivables but we expect that its effect will not be material to our business or financial position.

On February 16, 2006, we announced our intention to commence a program for the repurchase of up to 2% of our outstanding common stock during the balance of 2006. It is our intent to repurchase shares, from time to time, to offset the potential dilutive impact of stock option exercises and restricted stock grants under our stock incentive plans.

Off-Balance Sheet Arrangements

We are not engaged in any off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial condition or results of operations. However, we are subject to various other commitments and contingencies as disclosed in Item 8. "Consolidated Financial Statements and Supplementary Data - Note 16."

Contractual Obligations

The following table summarizes our contractual obligations expressed in millions of dollars as of December 31, 2005:

	Total	Less than 1 year	1 - 3 years	3 - 5 years		More than 5 years
Debt Obligations:
Principal balance on credit facility	$90.7	$10.1	$80.6	$	−	$	−
Interest on credit facility (1)	13.0	6.6	6.4		-		-
Amount due to sellers of acquired companies	0.1	0.1	−		−		−
Total debt obligations	103.8	16.8	87.0		-		-

Operating lease obligations	28.6	8.0	11.4		4.3		4.9
Purchase obligations	0.7	0.5	0.2		−		−
Executive compensation agreements (2)	1.1	0.5	0.5		0.1		−
Deferred compensation (3)	0.7	0.1	0.3		0.2		0.1
Total	$134.9	$25.9	$99.4		$4.6		$5.0

(1)
Amount represents estimated interest expense obligations on borrowings outstanding under our credit facility as of December 31, 2005. Interest is determined assuming mandatory principal payments are made as required. Interest on floating rate debt is estimated using interest rates in effect as of February 9, 2006.

(2)	Represents amounts payable to our former CEO and former CFO.

(3)
Relates to the 1997 acquisition of ATS, which requires us to make certain payments to key employees of the seller on various dates subsequent to the closing date. Through December 31, 2005, we had made $2.9 million of these payments (including $0.1 million paid in 2005).

Impact of New Accounting Standards

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. As allowed under SFAS No. 151, we will adopt the provisions of this standard for inventory costs incurred after December 31, 2005. The initial adoption of SFAS No. 151 is not expected to have a material effect on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the statements of income over the period during which the employee is required to provide such services. On April 14, 2005, the Securities and Exchange Commission adopted a rule that amended the compliance dates of SFAS No. 123R, extending the effective date from the first interim period after June 15, 2005 to fiscal years beginning after June 15, 2005. As a result, we will apply the modified prospective application of this statement with an effective date of January 1, 2006. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, applies to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. For stock options granted as of December 31, 2005, the Company expects to record, on a pre-tax basis, approximately $0.7 million of compensation expense during 2006. We are in the process of finalizing how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date, however, we currently expect to record an additional expense of approximately $0.8 million, on a pre-tax basis, for stock options we expect to grant during 2006.

In March 2005, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin No. 107, Share-Based Payments. The interpretations in SAB No. 107 express views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. This staff accounting bulletin provides guidance to assist with the initial implementation of SFAS No. 123R and includes interpretative guidance related to valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. SAB No. 107 requires that stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employee. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123R.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, effective with fiscal years beginning after December 15, 2005. This statement replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Under this pronouncement, changes in accounting principle are required to be retrospectively applied to prior financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change to all prior periods presented. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement addresses restatement of previously issued financial statements to reflect the correction of an error. This statement requires that the retrospective application of a change of accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company does not believe that adoption of SFAS No. 154 will have a material effect on its results of operations or its financial position.

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

See Item 1. "Business-Environmental" for a discussion of environmental matters relating to us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments. We do not hold or issue derivative financial instruments for trading purposes. We have used derivative financial instruments to manage our exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business. As of December 31, 2005, we are not using any derivative financial instruments.

Interest Rate Exposure. Based on our overall interest rate exposure during the year ended December 31, 2005 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows. As of December 31, 2005, interest rate movements of 100 basis points would result in an approximate $0.9 million increase or decrease in interest expense over a one-year period.

Foreign Exchange Exposure. Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars. We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows. For the year ended December 31, 2005, a 10% change in the foreign exchange rate would increase or decrease our consolidated net income by approximately $0.1 million.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting

Management of Aftermarket Technology Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 43.

Aftermarket Technology Corp.

Downers Grove, Illinois
February 24, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Aftermarket Technology Corp.

We have audited the accompanying consolidated balance sheets of Aftermarket Technology Corp. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index of Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aftermarket Technology Corp. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aftermarket Technology Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors
Aftermarket Technology Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Aftermarket Technology Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aftermarket Technology Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Aftermarket Technology Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aftermarket Technology Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aftermarket Technology Corp. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2006

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$45,472	$18,085
Accounts receivable, net	75,294	51,257
Inventories	65,151	80,635
Notes receivable	-	10,622
Prepaid and other assets	4,451	3,401
Refundable income taxes	689	808
Deferred income taxes	11,446	19,587
Total current assets	202,503	184,395

Property, plant and equipment, net	55,015	52,835
Debt issuance costs, net	1,981	3,353
Goodwill	147,561	148,589
Intangible assets, net	292	406
Other assets	427	417
Total assets	$407,779	$389,995

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$42,850	$39,588
Accrued expenses	26,099	27,723
Credit facility	10,062	10,629
Amounts due to sellers of acquired companies	73	2,461
Deferred compensation	136	115
Liabilities of discontinued operations, net	231	881
Total current liabilities	79,451	81,397

Amount drawn on credit facility, less current portion	80,623	99,244
Amounts due to sellers of acquired companies, less current portion	21	72
Deferred compensation, less current portion	847	621
Other long-term liabilities	2,200	-
Deferred income taxes	23,407	22,288

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 26,539,926 and 26,023,419
as of December 31, 2005 and 2004, respectively	265	260
Additional paid-in capital	212,678	205,747
Retained earnings	77,890	46,882
Accumulated other comprehensive income	1,186	3,542
Unearned compensation	(1,160)	(749)
Common stock held in treasury, at cost - 4,774,374 and 4,754,704 shares
as of December 31, 2005 and 2004, respectively	(69,629)	(69,309)
Total stockholders' equity	221,230	186,373

Total liabilities and stockholders' equity	$407,779	$389,995

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the years ended December 31,
	2005	2004	2003
Net sales:
Products	$288,743	$291,192	$258,009
Services	153,220	104,385	81,700
Total net sales	441,963	395,577	339,709

Cost of sales:
Products	220,267	220,810	201,652
Products - disposal costs	-	-	200
Services	115,019	72,820	43,345
Total cost of sales	335,286	293,630	245,197

Gross profit	106,677	101,947	94,512

Selling, general and administrative expense	53,385	51,598	50,987
Amortization of intangible assets	125	125	299
Exit, disposal, certain severance and other charges	492	4,031	8,273

Operating income	52,675	46,193	34,953

Interest income	2,026	2,658	2,863
Other income, net	585	24	94
Equity in income of investee	-	146	277
Interest expense	(7,696)	(7,271)	(8,169)
Income from continuing operations before income taxes	47,590	41,750	30,018

Income tax expense	15,711	14,955	11,146
Income from continuing operations	31,879	26,795	18,872

Gain (loss) from discontinued operations,
net of income taxes	(871)	(21,019)	1,639
Net income	$31,008	$5,776	$20,511

Per common share - basic:
Income from continuing operations	$1.49	$1.27	$0.78
Gain (loss) from discontinued operations	(0.04)	(1.00)	0.07
Net income	$1.45	$0.27	$0.85

Per common share - diluted:
Income from continuing operations	$1.48	$1.25	$0.77
Gain (loss) from discontinued operations	(0.04)	(0.98)	0.07
Net income	$1.44	$0.27	$0.84

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

					Accumulated
					Other		Common
	Preferred	Common	Additional	Retained	Comprehensive	Unearned	Stock in
	Stock	Stock	Paid-In Capital	Earnings	(Loss) Income	Compensation	Treasury	Total

Balance at January 1, 2003	$-	$251	$193,869	$20,595	$(309)	$-	$(7,971)	$206,435

Net income	-	-	-	20,511	-	-	-	20,511
Derivative financial instruments, net of
income taxes	-	-	-	-	237	-	-	237
Translation adjustments	-	-	-	-	1,963	-	-	1,963
Comprehensive income								22,711
Issuance of 20,000 shares of common stock
from incentive stock awards	-	1	243	-	-	(244)	-	-
Issuance of 8,333 shares of common stock
from exercise of stock options	-	-	81	-	-	-	-	81
Tax benefit from stock-based award transactions	-	-	11	-	-	-	-	11
Amortization of unearned compensation	-	-	-	-	-	13	-	13
Balance at December 31, 2003	-	252	194,204	41,106	1,891	(231)	(7,971)	229,251

Net income	-	-	-	5,776	-	-	-	5,776
Translation adjustments	-	-	-	-	1,651	-	-	1,651
Comprehensive income								7,427
Issuance of 141,500 shares of common
stock from incentive stock awards	-	1	2,039	-	-	(2,040)	-	-
Issuance of 708,063 shares of common
stock from exercise of stock options	-	7	5,753	-	-	-	-	5,760
Tax benefit from stock-based award transactions	-	-	428	-	-	-	-	428
Stock-based compensation expense from
modification of stock options	-	-	3,323	-	-	-	-	3,323
Amortization of unearned compensation	-	-	-	-	-	1,522	-	1,522
Repurchase of 3,820,967 shares of common
stock for treasury	-	-	-	-	-	-	(61,338)	(61,338)
Balance at December 31, 2004	-	260	205,747	46,882	3,542	(749)	(69,309)	186,373

Net income	-	-	-	31,008	-	-	-	31,008
Translation adjustments	-	-	-	-	(2,356)	-	-	(2,356)
Comprehensive income								28,652
Issuance of 93,125 shares of common stock
from incentive stock awards	-	1	1,475	-	-	(1,476)	-	-
Issuance of 423,382 shares of common
stock from exercise of stock options	-	4	4,266	-	-	-	-	4,270
Tax benefit from stock-based award transactions	-	-	1,190	-	-	-	-	1,190
Amortization of unearned compensation	-	-	-	-	-	1,065	-	1,065
Repurchase of 19,670 shares of common stock
for treasury	-	-	-	-	-	-	(320)	(320)
Balance at December 31, 2005	$-	$265	$212,678	$77,890	$1,186	$(1,160)	$(69,629)	$221,230

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the years ended December 31,
	2005	2004	2003

Operating Activities:
Net income	$31,008	$5,776	$20,511

Adjustments to reconcile net income to net cash provided by
operating activities - continuing operations:
Net loss (gain) from discontinued operations	871	21,019	(1,639)
Depreciation and amortization	13,505	12,117	11,225
Noncash stock-based compensation	1,065	4,845	13
Amortization of debt issuance costs	1,254	1,323	1,134
Adjustments to provision for losses on accounts receivable	369	633	(9)
Loss on sale of equipment	14	15	34
Deferred income taxes	9,311	3,891	12,470
Changes in operating assets and liabilities,
net of businesses discontinued/sold:
Accounts receivable	(25,014)	(9,797)	6,962
Inventories	14,853	(3,736)	(10,001)
Prepaid and other assets	2,768	(323)	(806)
Accounts payable and accrued expenses	4,902	(4,850)	12,126
Net cash provided by operating activities - continuing operations	54,906	30,913	52,020

Net cash (used in) provided by operating activities - discontinued operations	(650)	6,322	(3,617)

Investing Activities:
Purchases of property, plant and equipment	(17,185)	(11,081)	(13,439)
Proceeds from redemption of note receivable from sale of business	8,365	-	-
Acquisition of company, net of cash received	-	-	(1,095)
Proceeds from sale of property, plant and equipment	90	3,887	81
Other, net	(343)	-	-
Net cash used in investing activities - continuing operations	(9,073)	(7,194)	(14,453)

Net cash used in investing activities - discontinued operations	-	(1,438)	(1,117)

Financing Activities:
Payments on credit facility, net	(19,188)	(10,018)	(35,025)
Obligation for debt issuance costs	118	-	(658)
Payments on capital lease obligation	-	(351)	(706)
Proceeds from exercise of stock options	4,270	5,760	81
Repurchases of common stock for treasury	(320)	(61,338)	-
Payments on amounts due to sellers of acquired companies	(2,450)	(4,067)	(2,233)
Payments of deferred compensation related to acquired company	(142)	(148)	(292)
Net cash used in financing activities	(17,712)	(70,162)	(38,833)

Effect of exchange rate changes on cash and cash equivalents	(84)	16	124

Increase (decrease) in cash and cash equivalents	27,387	(41,543)	(5,876)

Cash and cash equivalents at beginning of year	18,085	59,628	65,504
Cash and cash equivalents at end of year	$45,472	$18,085	$59,628

Cash paid during the year for:
Interest	$6,733	$5,300	$7,703
Income taxes, net	4,821	1,828	162

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1.   The Company

The Company has two reportable segments: the Drivetrain Remanufacturing segment and the Logistics segment. The Drivetrain Remanufacturing segment primarily sells remanufactured transmissions directly to Ford, Honda, DaimlerChrysler, Allison and certain other foreign Original Equipment Manufacturers (“OEMs”), primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. In addition, the Drivetrain Remanufacturing segment sells select remanufactured engines primarily to certain European OEMs. The Company’s Logistics segment provides the following: (i) value-added warehouse, distribution and reverse logistics, test and repair, turnkey order fulfillment and information services for Cingular, and to a lesser extent, certain other customers in the wireless electronics industry including Nokia, T-Mobile and LG; (ii) logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi, Visteon and Thales; and (iii) returned material reclamation and disposition services and core management services primarily to General Motors. The Company’s independent aftermarket business, which is not reportable for segment reporting purposes, remanufactures and distributes domestic and foreign engines and domestic transmissions to independent aftermarket customers and is reported as “Other” (see Note 20 - Subsequent Event).  Established in 1994, the Company maintains manufacturing facilities and logistics operations in the United States and a manufacturing facility in the United Kingdom.

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

Property, Plant and Equipment

Property, plant and equipment, including amounts capitalized under capital leases, are stated at cost less accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the assets for financial reporting purposes, as follows: three to ten years for machinery and equipment, three to seven years for autos and trucks, four to seven years for furniture and fixtures, one to fifteen years for leasehold improvements and up to 39 years for buildings. Depreciation expense was $13,380, $11,992 and $10,926 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the Credit Facility (see Note 9 - Credit Facility) are being amortized over the life of the respective debt using a method which approximates the interest method. As of December 31, 2005 and 2004, debt issuance costs of $1,981 and $3,353 are reflected net of accumulated amortization of $4,644 and $3,404, respectively.

Goodwill and Other Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review. Impairment is tested at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142. In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. In estimating the fair value of its reporting units, the Company utilizes a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value. Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of. Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units. The annual impairment tests made by the Company as of September 30, 2005 resulted in no adjustment to the carrying value of its goodwill from continuing operations. Per the provisions of SFAS No. 142, the Company’s definite lived intangible assets, consisting primarily of non-compete agreements, are amortized over their useful lives. (See Note 6 - Goodwill and Intangible Assets.)

Promissory Note Receivable

As part of the proceeds from the 2000 sale of ATC Distribution Group, Inc. (“Distribution Group”) (see Note 15 - Discontinued Operations), the Company received from the buyer a senior subordinated promissory note, as amended, at a stated rate of 18%, with a principal amount of $10,050 and a discounted value of $8,365 at the date of issuance (“18% Buyer Note”). The 18% Buyer Note, which was scheduled to mature on October 28, 2005, accrued interest at (i) 15% per annum compounded semi-annually due and payable in arrears semi-annually on April 27 and October 27 of each year or until the principal amount was paid in full and (ii) 3% per annum compounded semi-annually due and payable in full at the earlier of the maturity date or the date on which the principal amount was paid in full. On May 12, 2005, the buyer of the Distribution Group elected to redeem the 18% Buyer Note and paid the Company $11,568 consisting of (i) the $8,365 discounted value of the note, (ii) $2,565 of accrued interest and (iii) $638 of unamortized discount which was recorded as a net gain from the early redemption. The $11,568 is reflected in the statement of cash flows as $8,365 of proceeds from redemption of a note receivable within investing activities with the remaining $3,203 included in cash provided by operating activities - continuing operations. See Note 9 − Credit Facility for a discussion of the use of these proceeds. During the years ended December 31, 2005, 2004 and 2003, $1,062, $2,581 and $2,156 of interest income was recorded on the 18% Buyer Note, respectively.

Impairment of Long-Lived and Intangible Assets

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset. If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value. For a discussion of impairments to property, plant and equipment recorded by the Company, see Note 15 − Discontinued Operations and Note 18 − Exit, Disposal, Certain Severance and Other Charges.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers including Cingular, Ford, Honda and DaimlerChrysler, which are located throughout the United States and, to a lesser extent, the United Kingdom. The estimated fair value of these financial instruments approximate their carrying values as of their respective balance sheet dates. The Company performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-off based on historic experience. Accounts receivable balances are written off against allowance for doubtful accounts after a final determination of uncollectibility has been made. The credit risk associated with the Company's accounts receivable is mitigated by its credit evaluation process, although collateral is not required. The Company grants credit to certain customers who meet pre-established credit requirements.

Accounts receivable is recorded at the time of revenue recognition and is reflected net of an allowance for doubtful accounts of $1,208 and $839 at December 31, 2005 and 2004, respectively.

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

Costs Associated with Exit or Disposal Activities

In accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognizes a liability for costs associated with exit or disposal activities in the period in which the liability is incurred. The Company classifies the costs associated with exit or disposal activities as a part of Exit, Disposal, Certain Severance and Other Charges (Credits) on its Consolidated Statements of Income. (See Note 18 - Exit, Disposal, Certain Severance and Other Charges.)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions:

	For the years ended December 31,
	2005	2004	2003
Expected volatility	39.39%	65.71%	78.77%
Risk-free interest rates	3.69%	3.05%	2.95%
Expected lives	2.5 years	3.7 years	4.3 years

The Company also grants restricted stock awards of shares of its common stock to certain directors and employees in the form of unvested stock. These awards are recorded at the market value of the Company’s common stock on the date of issuance as unearned compensation and amortized ratably as expense over the applicable vesting period. During the years ended December 31, 2005, 2004 and 2003, the Company recognized compensation expense of $1,065 ($670 net of income taxes), $1,522 ($937 net of income taxes) and $13 ($8 net of income taxes), respectively, related to the amortization of unearned compensation related to incentive stock awards.

During 2005, the Company granted 406,125 stock options to certain directors and employees at an exercise price equal to the market price of the Company’s common stock on the grant date. These options became fully exercisable after a six month vesting period. During 2005, the Company recognized pro forma compensation expense related to this grant of $1,128, net of tax. Also during 2005, the Company accelerated the vesting of 74,672 stock options whose exercise prices were above the Company’s closing stock price on the date the vesting of the options was accelerated. As a result, included in pro forma compensation expense for 2005, is a charge of $376, net of tax, resulting from the accelerated vesting of such options. The accelerated vesting of these stock options is intended to eliminate a possible compensation expense associated with these options in future periods due to the adoption of SFAS No. 123R, Share-Based Payment.

During 2004, in accordance with APB No. 25 and related interpretations, the Company recorded compensation expense of $3,323 ($2,044 net of income taxes) from the effective modification of stock options held by the Company’s former Chief Executive Officer and former Chief Financial Officer.

Had compensation cost for the Company’s Plans (see Note 11 - Stock-Based Awards) been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and recognized as compensation expense on a ratable basis over the applicable vesting period, the Company’s reported income from continuing operations and earnings per share would have been adjusted to the pro forma amounts indicated below:
	For the years ended December 31,
	2005	2004	2003
Income from continuing operations as reported	$31,879	$26,795	$18,872
Stock-based employee compensation costs included in the determination of income from continuing operations as reported, net of income taxes	670	2,981	8
Stock-based employee compensation costs that would have been included in the determination of income from continuing operations if the fair value based method had been applied to all awards, net of income taxes	(3,392)	(4,459)	(1,469)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$29,157	$25,317	$17,411

Per common share - basic:
Income from continuing operations as reported	$1.49	$1.27	$0.78
Pro forma as if the fair value based method had been applied to all awards	$1.37	$1.20	$0.72
Per common share - diluted:
Income from continuing operations as reported	$1.48	$1.25	$0.77
Pro forma as if the fair value based method had been applied to all awards	$1.35	$1.18	$0.71

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. As allowed under SFAS No. 151, the Company will adopt the provisions of this standard for inventory costs incurred after December 31, 2005. The initial adoption of SFAS No. 151 is not expected to have a material effect on the Company’s results of operations or its financial position.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize this cost in the statements of income over the period during which the employee is required to provide such services. On April 14, 2005, the U.S. Securities and Exchange Commission (“SEC”) adopted a rule that amended the compliance dates of SFAS No. 123R, extending the effective date from the first interim period after June 15, 2005 to fiscal years beginning after June 15, 2005. As a result, the Company will apply the modified prospective application of this statement with an effective date of January 1, 2006. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, applies to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service has not been rendered as of the effective date, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. For stock options granted as of December 31, 2005, the Company expects to record, on a pre-tax basis, approximately $700 of compensation expense during 2006. The Company is in the process of finalizing how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date, however the Company expects to record an additional expense of approximately $800, on a pre-tax basis, for stock options it expects to grant during 2006.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The interpretations in SAB No. 107 express views of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. This SAB provides guidance to assist with the initial implementation of SFAS No. 123R and includes interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis subsequent to its adoption. SAB No. 107 requires that stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employee. The Company will apply the principles of SAB No. 107 in conjunction with its adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, effective with fiscal years beginning after December 15, 2005. This statement replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Under this pronouncement, changes in accounting principle are required to be retrospectively applied to prior financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change to all prior periods presented. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement addresses restatement of previously issued financial statements to reflect the correction of an error. This statement requires that the retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company does not believe that adoption of SFAS No. 154 will have a material effect on its results of operations or its financial position.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the 2005 presentation.

Note 3.   Related-Party Transactions

During March 2005, partnerships controlled by Aurora Capital Group (“Aurora Capital”), which partnerships were among the Company’s largest stockholders, sold all of their shares of the Company’s common stock as part of a public offering pursuant to a shelf registration statement previously filed by the Company. The Company received no proceeds from the sale of the shares. As a result of the sale, the management services agreement between the Company and Aurora Capital terminated and as such, the Company will no longer be obligated to pay management fees to Aurora Capital. During 2005, 2004 and 2003 the Company paid management fees to Aurora Capital of $32, $348 and $302, respectively. The Company also reimbursed Aurora Capital for out-of-pocket expenses incurred in connection with providing management services. Aurora Capital was also entitled to various additional fees depending on the Company's profitability or certain significant corporate transactions. During 2003, the Company was charged $28 in fees for investment banking services provided in connection with the acquisition of A-T.A.T., Inc. No such amounts were charged to the Company in 2005 or 2004.

Note 4.   Inventories

Inventories consist of the following:

	December 31,
	2005	2004
Raw materials, including core inventories	$51,907	$67,999
Work-in-process	1,594	1,139
Finished goods	11,650	11,497
	$65,151	$80,635

Note 5.   Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2005	2004
Land	$2,433	$2,508
Buildings	12,684	12,794
Machinery and equipment	91,849	83,388
Autos and trucks	2,112	1,928
Furniture and fixtures	2,555	2,454
Leasehold improvements	14,396	10,183
Construction in process	1,108	1,545
	127,137	114,800
Less: Accumulated depreciation and amortization	(72,122)	(61,965)
	$55,015	$52,835

Note 6.   Goodwill and Intangible Assets

The change in the carrying amount of goodwill by reportable segment is summarized as follows:

	Drivetrain Remanufacturing	Logistics	Other / Unallocated	Consolidated
Balance at December 31, 2003	$127,357	$18,973	$1,520	$147,850
Effect of exchange rate changes from the translation of U.K. subsidiary	739	−	−	739
Balance at December 31, 2004	128,096	18,973	1,520	148,589
Effect of exchange rate changes from the translation of U.K. subsidiary	(1,028)	−	−	(1,028)
Balance at December 31, 2005	$127,068	$18,973	$1,520	$147,561

The Company’s intangible assets primarily consisting of non-compete agreements being amortized over their estimated useful lives are summarized as follows:

	December 31,
	2005	2004

Intangible assets	$1,261	$1,260
Less: Accumulated amortization	(969)	(854)
	$292	$406

Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2006	$125
2007	125
2008	22
2009	1
2010	1
$274

Note 7.  Accrued Expenses

Accrued expenses are summarized as follows:

	December 31,
	2005	2004

Payroll, employee benefits and related costs	$14,576	$10,913
Customer related allowances, discounts and other credits	1,003	4,459
Warranty	3,289	3,848
Exit, disposal, certain severance and other charges	343	2,301
Interest payable	840	1,202
Other	6,048	5,000
	$26,099	$27,723

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

Changes to the Company’s warranty liability of continuing operations during the years ended December 31, 2004 and 2005 are summarized as follows:

Balance at December 31, 2003	$4,622
Warranties issued	5,575
Claims paid / settlements	(6,213)
Changes in liability for pre-existing warranties	(136)
Balance at December 31, 2004	3,848
Warranties issued	3,764
Claims paid / settlements	(4,193)
Changes in liability for pre-existing warranties	(130)
Balance at December 31, 2005	$3,289

Note 9.  Credit Facility

On February 8, 2002, the Company executed a credit agreement and a related security agreement (the “Credit Facility”). The Credit Facility provides for (i) a $75,000, five year term loan (the “A-Loan”), with principal payable in quarterly installments in increasing amounts over the five-year period, (ii) a $95,000, six year, two-tranche term loan (the “B-Loans”), with principal payable in quarterly installments over the six-year period, with 99% of the outstanding balance payable in the sixth year and an annual excess cash flow sweep payable as defined in the credit agreement, and (iii) a $50,000 five year revolving credit facility ($40,000 as amended in 2003) (the “Revolver”). The Credit Facility also provides for the addition of one or more optional term loans of up to $100,000 in the aggregate (the “C-Loans”), subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.

At the Company’s election, amounts advanced under the Credit Facility will bear interest at either (i) the Alternate Base Rate (“ABR”) plus a specified margin or (ii) the Eurodollar Rate plus a specified margin. The ABR is equal to the highest of (a) the lender’s prime rate, (b) the lender’s base CD rate plus 1.00% or (c) the federal funds effective rate plus 0.50%. The applicable margins for both ABR and Eurodollar Rate loans are subject to quarterly adjustments based on the Company’s leverage ratio as of the end of the four fiscal quarters then completed. As of December 31, 2005, the margins for the A-Loan and Revolver were 1.00% for ABR loans and 2.00% for Eurodollar Rate loans. For the B-Loans, the margins were 1.75% for ABR loans and 2.75% for Eurodollar Rate loans as of December 31, 2005. The interest rates for the optional C-Loans will be determined at the time such loans are provided. Additionally, the Company is required to pay quarterly in arrears a commitment fee equal to 0.50% per annum of the average daily unused portion of the Credit Facility during such quarter. The Company must also reimburse the lenders for certain legal and other costs of the lenders, and pay fees on outstanding letters of credit at a rate per annum equal to the applicable margin then in effect for advances bearing interest at the Eurodollar Rate. The average interest rate on the Credit Facility for the years ended December 31, 2005, 2004 and 2003 was 6.37%, 4.72% and 4.48%, respectively.

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its subsidiaries' assets. The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that limit its ability to incur indebtedness, make capital expenditures, create liens, engage in mergers and consolidations, make restricted payments (including dividends), sell assets, make investments, enter new businesses and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries. The Company is in compliance with all debt covenants at December 31, 2005.

During 2005, the Company received proceeds of $11,568 from the early redemption of the 18% Buyer Note (see Note 2 - Summary of Significant Accounting Policies - Promissory Note Receivable). The Company used these proceeds primarily to make optional prepayments on the A-Loan and B-Loan of $9,762 and $1,738, respectively.

The following table summarizes the balances outstanding under the Credit Facility:

	December 31, 2005	December 31, 2004

A-Loan	$10,273	$26,883
B-Loans	80,412	82,990
Revolver	−	−
	90,685	109,873
Less current portion of credit facility	(10,062)	(10,629)
Total long-term portion of credit facility	$80,623	$99,244

In addition, the Company had outstanding letters of credit issued against the Credit Facility totaling $2,665 and $3,485 as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company’s borrowing capacity under the Revolver was $37,335.

Annual maturities of the Credit Facility are as follows as of December 31, 2005:

2006	$10,062
2007	60,781
2008	19,842
$90,685

As of December 31, 2005 and 2004, the carrying amount of the Company’s long-term debt, including the current portion, approximates its fair value.

Note 10.  Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	For the years ended December 31,
	2005	2004	2003
Current:
Federal	$6,367	$5,200	$(594)
State	434	(57)	2
Foreign	206	519	210
Total current	7,007	5,662	(382)
Deferred:
Federal	8,737	7,835	9,976
State	121	1,297	1,041
Foreign	(154)	161	511
Total deferred	8,704	9,293	11,528
	$15,711	$14,955	$11,146

Income from continuing operations before income taxes is summarized as follows:

	For the years ended December 31,
	2005	2004	2003
Domestic	$47,586	$39,631	$27,344
Foreign	4	2,119	2,674
Total	$47,590	$41,750	$30,018

The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense from continuing operations is as follows:

	For the years ended December 31,
	2005		2004		2003
Amount	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates	$16,657	35.0%	$14,612	35.0%	$10,506	35.0%
State income taxes, net of federal tax benefit	578	1.2	921	2.2	70	0.2
Foreign income taxes	−	−	(106)	(0.3)	(134)	(0.5)
Increase (decrease) in valuation allowance	−	−	(8)	−	893	3.0
Nondeductible expenses	95	0.2	104	0.3	93	0.3
Federal and state credits	(1,558)	(3.3)	−	−	−	−
Federal and state impact of IRS audit resolution	−	−	(441)	(1.1)	−	−
Other	(61)	(0.1)	(127)	(0.3)	(282)	(0.9)
	$15,711	33.0%	$14,955	35.8%	$11,146	37.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Inventory obsolescence reserve	$2,358	$2,362
Product warranty accruals	1,114	1,379
Exit, disposal, certain severance and other charges accruals	187	1,281
Other nondeductible accruals	2,155	2,437
Credit carryforwards	2,431	1,059
Net operating loss carryforwards	18,871	24,021
Other deferred items	−	4,065
Total deferred tax assets	27,116	36,604
Deferred tax liabilities:
Amortization of intangible assets	23,926	20,734
Property, plant and equipment	3,103	4,690
Other deferred items	289	−
Total deferred tax liabilities	27,318	25,424
Valuation allowance	(11,759)	(13,881)
Net deferred tax (liability) asset	$(11,961)	$(2,701)

As of December 31, 2005, the Company had federal operating loss carryforwards of approximately $20,001 ($16,431 expiring in 2020 with the remainder expiring in 2024) and state loss carryforwards attributable to states in which the Company’s primary operations are located of approximately $7,251 (expiring in varying amounts from 2009 to 2025). These loss carryforwards are available as an offset to the future taxable income of the Company and its subsidiaries. In addition, the Company has state loss carryforwards attributable to states in which the Company no longer conducts business that are subject to a full valuation allowance.

The Company also has Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $630 available to offset regular income tax payable in future years. During 2005, the Company completed a study of research and development credits and recorded a tax benefit of $1,365 available to offset federal tax payable in future years. Also during 2005, the Company recorded a tax benefit of $193 related to an increase in state investment credits. The Company, through its subsidiary in the U.K., has surplus Advance Corporate Tax (“ACT”) of approximately $384 available as a direct offset to future U.K. tax liability. The Company’s AMT credit and surplus ACT can be carried over indefinitely.

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

During 2005, the Company’s income tax valuation allowance decreased by $2,122 to $11,759 from $13,881 due to (i) the removal of a valuation allowance and the related deferred tax asset of $2,218 on its capital loss carryforward which expired unused on December 31, 2005, (ii) an additional valuation allowance of $144 placed on state net operating loss carryforwards due to a change in business structure which left losses in states in which the Company no longer conducts business and (iii) a reduction of $48 to reflect changes to the valuation of foreign carryovers due to exchange rate fluctuation.

As of December 31, 2005, there are approximately $3,765 of accumulated unremitted earnings from the Company’s U.K. subsidiary with respect to which deferred tax has not been provided as the undistributed earnings of the U.K. subsidiary are indefinitely reinvested. On October 22, 2004, the American Jobs Creation Act (P.L. No. 108-357) was enacted, including a new provision under §965 allowing for a one-time 85% dividends received deduction on repatriated earnings Consistent with its assertions under APB Opinion No. 23, Accounting for Income Taxes - Special Areas, management has elected not to repatriate earnings under this provision.

Note 11.  Stock-Based Awards

The Company provides stock options and other incentive stock awards (“Stock Awards”) to employees, non-employee directors and independent contractors under its 2004 Stock Incentive Plan (the “2004 Plan”), its 2002 Stock Incentive Plan (the “2002 Plan”), its 2000 Stock Incentive Plan (the “2000 Plan”), its 1998 Stock Incentive Plan (the “1998 Plan”) and its 1996 Stock Incentive Plan, which expired on July 29, 2004, (the “1996 Plan”) (collectively the “Plans”). The Plans provide for granting of non-qualified and incentive stock option awards. Stock options under the Plans are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of grant and typically vest over a three- to five-year period of time, as determined by the Board of Directors or the Compensation and Nominating Committee of the Board of Directors (see Note 2 - Summary of Significant Accounting Policies-Stock-Based Compensation for a discussion of stock options granted during 2005 with a six month vesting period). Options under the Plans expire 10 years from the date of grant. The 2004, 2002, 2000 and 1998 plans authorize the issuance of 1,000,000, 1,000,000, 750,000 and 1,200,000 shares of the Company’s common stock, respectively. Shares available for grant under the Plans in the aggregate were 346,559, 746,248 and 300,799 as of December 31, 2005, 2004 and 2003, respectively.

A summary of the Plans stock option activities are presented below:

	2005		2004		2003
Shares	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,882,895	$16.95	2,182,454	$14.34	2,011,281	$14.97
Granted at market price	418,125	$15.90	637,000	$14.96	300,000	$9.85
Exercised	(423,382)	$10.09	(708,063)	$8.14	(8,333)	$9.67
Forfeited/expired	(79,499)	$14.47	(228,496)	$13.78	(120,494)	$13.93
Outstanding at end of year	1,798,139	$18.43	1,882,895	$16.95	2,182,454	$14.34

Exercisable at end of year	1,372,838	$19.92	939,876	$19.27	1,311,295	$16.01

Weighted-average fair value of options granted during the year		$4.50		$7.49		$6.02

The following summarizes information about options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Average Remaining Contractual Life	Weighted- Average Exercise Prices	Shares	Weighted- Average Exercise Prices

$4.56-$7.00	59,497	5.3 years	$5.04	36,499	$5.10
$7.01-$12.00	149,330	5.8 years	$9.94	103,664	$10.04
$12.01-$15.00	527,321	8.1 years	$14.57	179,684	$14.51
$15.01-$20.00	484,991	8.7 years	$16.45	475,991	$16.42
$20.01-$30.00	577,000	5.8 years	$27.21	577,000	$27.21
	1,798,139	7.3 years	$18.43	1,372,838	$19.92

During the years ended December 31, 2005, 2004 and 2003, the Company issued 93,125 shares of restricted stock at a fair value of $15.85 per share, 141,500 shares of restricted stock at a weighted average fair value of $14.41 per share and 20,000 shares of restricted stock at a fair value of $12.20 per share, respectively, under the Plans as compensation for future services. Unearned compensation of $1,476, $2,040 and $244 was recorded for these awards during the years ended December 31, 2005, 2004 and 2003, respectively, based upon the market price of the Company’s stock on the date of grant. These shares vest over a period of up to three years from the date of grant.

Note 12.  Repurchases of Common Stock

During 2005, certain officers and employees of the Company delivered to the Company an aggregate of 19,670 shares of the Company’s common stock in payment of $320 of withholding tax obligations arising from the vesting of restricted stock awards. Per the stock incentive plans under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation are returned to their respective plan and available for future grant.

Note 13.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the years ended December 31,
	2005	2004	2003
Numerator:
Income from continuing operations	$31,879	$26,795	$18,872

Denominator:
Weighted-average common shares outstanding	21,351,829	21,096,921	24,213,185
Common stock equivalents	227,251	314,341	272,451
Denominator for diluted earnings per common share	21,579,080	21,411,262	24,485,636

Per common share - basic	$1.49	$1.27	$0.78
Per common share - diluted	$1.48	$1.25	$0.77

Note 14.  Employee Retirement Plans

The Company’s defined contribution plan provides substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements. As determined by the provision of the plan, contributions are made on a before-tax basis and the Company matches a portion of the employees' basic voluntary contributions. Company matching contributions to defined contribution plans were approximately $1,190, $1,158 and $1,202 for the years ended December 31, 2005, 2004, and 2003, respectively.

During 2005, the Company adopted a nonqualified deferred compensation plan for certain employees and directors. Under the terms of this plan, funds are withheld from the participant’s pre-tax earnings, a portion of which are matched by the Company, and are placed into a trust whereby the use of the trust assets by the Company is restricted to future distributions to plan participants. The assets of the trust primarily consist of cash and equivalents and debt and equity securities and are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. At December 31, 2005, the trust’s assets, included in other assets were $347 and the corresponding compensation liability, included in the long term portion of deferred compensation was $346.

In addition, the Company’s subsidiary located in the U.K. provides a voluntary retirement benefits plan for its employees. Company matching contributions to this plan were approximately $287, $318 and $249 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 15.  Discontinued Operations

During 2004, General Motors resourced its remanufactured transmission program from the Company’s facility located in Gastonia, North Carolina, and correspondingly, the Company closed this facility. Upon the closure of the facility in the fourth quarter of 2004, the operations of this operating unit within the Company’s Drivetrain Remanufacturing segment were reclassified as discontinued operations. In connection with the Gastonia facility closure, the Company recorded a pre-tax charge of $28,379 during the third quarter of 2004 and an additional charge of $394 during the fourth quarter of 2004. In addition, at the end of 2004, the Company transferred property, plant and equipment with an estimated book value of $1,896 from its Gastonia facility to other Drivetrain Remanufacturing segment facilities located in the United States. During 2005, the Company (i) completed its review and assessment of the equipment transferred from its Gastonia facility and revised its impairment estimate made on December 31, 2004 and recorded an additional charge of $1,012 and (ii) recorded an additional charge of $131 primarily related to workers compensation claims from this discontinued operation.

In October 2000, the Company sold the Distribution Group (a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers now known as Axiom Automotive Technologies), classified the results of this business as part of discontinued operations and recorded a pre-tax loss of $141,429 from the sale of this business. During 2004, the Company recorded a loss of $794 related to the Distribution Group including (i) a charge of $2,218 for a valuation allowance related to the expected expiration of a capital loss carryforward, (ii) a non-cash tax benefit of $1,368 based upon the resolution of prior year income tax issues with respect to the tax basis of the Distribution Group and (iii) income of $56 (net of income taxes of $37) based upon updated information regarding obligations and other costs related to the sale of the Distribution Group. During 2005, the Company recorded a charge of $144 for an adjustment to the valuation allowance related to the expected expiration of a capital loss carryforward.

Details of the gain (loss) recorded from discontinued operations are as follows:

	For the years ended December 31,
	2005		2004	2003
Disposal of Gastonia Operations:
Sales	$	−	$19,992	$27,355
Impairment of goodwill		−	22,114	−
Exit, disposal, certain severance and other charges		1,012	6,906	154
Other costs and expenses		131	21,788	25,065
Income (loss) before income taxes		(1,143)	(30,816)	2,136
Income tax expense (benefit)		(416)	(10,591)	497
		(727)	(20,225)	1,639
Sale of Distribution Group:
Estimated gain (loss) from sale		−	93	−
Income tax (expense) benefit		−	(37)	−
Adjustment to valuation allowance on capital losses		(144)	(2,218)	−
Adjustment to income tax benefit		−	1,368	−
		(144)	(794)	−

Gain (loss) from discontinued operations, net of income taxes		$(871)	$(21,019)	$1,639

Details of assets and liabilities of discontinued operations are as follows:
	December 31,
	2005		2004
Disposal of Gastonia Operations:
Current assets	$	−	$282
Current liabilities		(105)	(1,026)
		(105)	(744)
Sale of Distribution Group:
Obligations from the sale of the distribution group (1)		(126)	(137)

Liabilities of discontinued operations, net		$(231)	$(881)

(1)	Represents the Company’s current estimate of the remaining obligations and other costs related to the sale of the Distribution Group. (See Note 16 - Commitments and Contingencies.)

Note 16.  Commitments and Contingencies

The Company leases certain facilities and equipment under various operating lease agreements, which expire on various dates through 2019. Facility leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

For the years ended December 31,	Operating Leases

2006	$8,028
2007	6,544
2008	4,817
2009	2,915
2010	1,411
2011 and thereafter	4,850
Total minimum lease payments	$28,565

Rent expense for all operating leases approximated $9,046, $9,272 and $9,942 for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2005, the Company resolved all contingencies related to payments of additional purchase price payable to the seller of ATS Remanufacturing (“ATS”), acquired in 1997. The ATS acquisition requires the Company to make subsequent payments to the seller and certain other key individuals of ATS on each of the first 14 anniversaries of the closing date. As of December 31, 2005, the Company had made aggregate payments of $16,530 of additional purchase price related to the ATS acquisition.

From time to time, the Company has been, and currently is, involved in various legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, as of December 31, 2005, there were no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations and cash flows.

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the "DG Sale"), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future. These include the Company's indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including former manufacturing facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale. During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification. In addition, prior to the DG Sale several of the Distribution Group's real estate and equipment leases with terms ending on various dates through 2007, were guaranteed by the Company. These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group's obligations under such leases in the event that the Distribution Group does not honor those obligations. As of December 31, 2005, minimum lease obligations related to these leases totaled $987 for which the Company has no liability recognition requirement. The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees, however the Company holds no assets as collateral against these obligations.

Note 17.  Segment Information

Within the Company, financial performance is measured by lines of business. The Company aggregates certain of its operating units to form two reportable segments: the Drivetrain Remanufacturing segment and the Logistics segment. The Drivetrain Remanufacturing segment primarily sells remanufactured transmissions directly to Ford, Honda, DaimlerChrysler, Allison and certain other foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and post-warranty periods following the sale of a vehicle. In addition, the Drivetrain Remanufacturing segment sells select remanufactured engines to primarily to certain European OEMs. The Company’s Logistics segment provides the following: (i) value-added warehouse, distribution and reverse logistics, test and repair, turnkey order fulfillment and information services for Cingular, and to a lesser extent, certain other customers in the wireless electronics industry including Nokia, T-Mobile and LG; (ii) logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi, Visteon and Thales; and (iii) returned material reclamation and disposition services and core management services primarily to General Motors. The Company’s independent aftermarket business, which is not reportable for segment reporting purposes, remanufactures and distributes domestic and foreign engines and distributes domestic transmissions to independent aftermarket customers and is reported as “Other.” (See Note 20 - Subsequent Event.) The reportable segments and the “Other” business unit are each managed and measured separately primarily due to the differing customers and distribution channels.

The Company evaluates performance based upon operating income. The reportable segments’ and the “Other” business unit’s accounting policies are the same as those described in the summary of significant accounting policies (see Note 2 - Summary of Significant Accounting Policies). The Company fully allocates (i) corporate overhead generally based upon budgeted full year profit before tax and (ii) internal information systems costs based upon usage estimates.

Financial information relating to the Company’s segments and a reconciliation to the consolidated financial statements are as follows as of and for the years ended December 31:

	Drivetrain Remanufacturing	Logistics	Other	Corporate / Unallocated		Discontinued Assets		Consolidated
2005:
Net sales from external customers	$266,398	$153,220	$22,345	$	−	$	−	$441,963
Depreciation and amortization expense	8,040	5,022	443		−		−	13,505
Exit, disposal, certain severance and other charges (credits)	(20)	543	(31)		−		−	492
Operating income (loss)	36,915	18,238	(2,478)		−		−	52,675
Total assets	256,405	76,289	21,927		53,158		−	407,779
Goodwill	127,068	18,973	1,385		135		−	147,561
Expenditures (transfers) of long-lived assets, net	5,758	11,053	(107)		481		−	17,185

2004:
Net sales from external customers	$271,215	$104,385	$19,977	$	−	$	−	$395,577
Depreciation and amortization expense	7,786	3,895	436		−		−	12,117
Exit, disposal, certain severance and other charges (credits)	(705)	156	265		4,315		−	4,031
Operating income (loss)	40,524	15,679	(5,695)		(4,315)		−	46,193
Total assets	272,006	48,352	25,002		44,635		−	389,995
Goodwill	128,096	18,973	1,385		135		−	148,589
Expenditures of long-lived assets	8,051	2,253	261		516		−	11,081

2003:
Net sales from external customers	$240,957	$81,700	$17,052	$	−	$	−	$339,709
Depreciation and amortization expense	6,851	3,921	453		−		−	11,225
Exit, disposal, certain severance and other charges	4,212	922	−		3,339		−	8,473
Operating income (loss)	22,939	21,994	(6,641)		(3,339)		−	34,953
Total assets	271,423	40,261	22,432		86,493		26,675	447,284
Goodwill	127,357	18,973	1,385		135		−	147,850
Expenditures of long-lived assets	10,578	2,077	512		272		−	13,439

Geographic information for revenues, determined by destination of sale and long-lived assets, determined by the location of the Company’s facilities is as follows:

	As of and for the
	Years ended December 31,
	2005	2004	2003

Net sales:
United States	$411,112	$362,395	$306,036
Europe and Canada	30,851	33,182	33,673
Consolidated net sales	$441,963	$395,577	$339,709

Long-lived assets:
United States	$188,501	$185,059	$196,900
Europe	14,794	17,188	16,483
Assets of discontinued operations	−	−	25,074
Consolidated long-lived assets	$203,295	$202,247	$238,457

During the year ended December 31, 2005, net sales from four customers amounted to 10 percent or more of the Company’s net sales. For the years ended December 31, 2005, 2004 and 2003, sales to Cingular (Logistics segment) accounted for $124,878, $88,233 and $58,384, Ford (Drivetrain Remanufacturing and Logistics segments) accounted for $102,281, $117,083 and $131,106, Honda (Drivetrain Remanufacturing segment) accounted for $81,049, $76,671 and $25,643, and DaimlerChrysler (Drivetrain Remanufacturing segment) accounted for $64,609, $58,220 and $69,875, respectively.

Note 18.  Exit, Disposal, Certain Severance and Other Charges

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

Facilities Consolidation Costs - Drivetrain Remanufacturing Segment

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

Following is an analysis of the costs associated with the facilities consolidation within the Drivetrain Remanufacturing segment:

		Termination Benefits		Exit/Other Costs		Loss on Write-Down of Assets			Total
Total amount expected to be incurred		$1,186		$2,065		$817			$4,068
Total amount incurred through December 31, 2004		$1,186		$2,065		$817			$4,068

Reserve as of December 31, 2002	$	−	$	−	$	−		$	−
Provision 2003		1,210		2,054		817	(1)		4,081
Payments - 2003		(639)		(1,655)		−			(2,294)
Asset write-offs 2003		−		−		(617)			(617)
Reserve as of December 31, 2003		571		399		200			1,170
Provision 2004		(24)		11		−			(13)
Payments - 2004		(547)		(99)		−			(646)
Reserve as of December 31, 2004		−		311		200			511
Payments - 2005		−		(228)		−			(228)
Reserve as of December 31, 2005	$	−		$83		$200			$283

(1)	Includes $200 of inventory write-downs classified as cost of sales in the accompanying statements of income.

Other Activities Relating to Exit, Disposal, Certain Severance and Other Charges:

In 2003, the Company recorded costs of $4,392 consisting of (i) compensation costs payable to the Company’s former CEO and former CFO of $1,953 and $685, respectively, related to their conversion from full time to part time employment, (ii) $1,260 of severance and related costs for 30 management and operational support personnel primarily associated with the reorganization and de-layering of certain management functions and the streamlining of certain operations, (iii) $492 of relocation and other costs related to the hiring of the Company’s current CEO and current CFO, (iv) $405 related to the write-down of certain customized software recorded as a fixed asset due to the loss of the business this software had supported, and (v) $59 of other costs, partially offset by an income item of $462 related to the reversal of a special charge accrual established during 2001 for expected idle capacity costs at the Mahwah facility that was no longer needed due to the exit from this plant.

In 2004, the Company recorded a net charge of $4,044 consisting of (i) $3,323 of non-cash compensation expense related to modifications to unexercised stock options previously granted to the Company’s former CEO and former CFO, (ii) $795 of exit and other costs primarily related to the termination of an independent contractor agreement and costs related to the closure of two facilities, (iii) $525 of certain stock-based compensation costs related to the hiring of the Company’s current CEO, (iv) $292 of severance and related costs for 10 management and operational support personnel associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives and (v) $260 of relocation costs primarily related to the hiring of the Company’s current CFO, partially offset by a gain of $1,151 related to the reversal of a previously established provision related to the Drivetrain Remanufacturing segment for a potential non-income state tax liability that has been reduced through the finalization of an audit by the state tax authorities.

In 2005, in order to accommodate increased service volumes within its Logistics segment, the Company expanded its capacity by moving certain of its operations to a larger facility and recorded a charge of $543 consisting of (i) $282 related to the write-down of certain fixed assets and (ii) $261 of exit and other costs related to the move. During 2005, the Company has completed this facilities transition and expects no further costs associated with this activity. In addition, the Company recorded a gain of $51 during 2005 primarily due to the adjustment of estimated exit costs.

Following is an analysis of the reserves relating to these activities:

	Termination Benefits	Exit/Other Costs		Loss on Write-Down Of Assets		Total

Reserve as of December 31, 2002	$134		$1,797	$	−	$1,931
Provision 2003	3,898		89		405	4,392
Payments 2003	(342)		(302)		−	(644)
Asset write-offs 2003	−		−		(405)	(405)
Reserve as of December 31, 2003	3,690		1,584		−	5,274
Provision 2004	3,615		429		−	4,044
Payments 2004	(2,166)		(1,314)		−	(3,480)
Non-cash stock-based compensation write-offs 2004	(3,323)		(525)		−	(3,848)
Reserve as of December 31, 2004	1,816		174		−	1,990
Provision 2005	8		202		282	492
Payments 2005	(1,564)		(376)		−	(1,940)
Asset write-offs 2005	−		−		(282)	(282)
Reserve as of December 31, 2005	$260	$	−	$	−	$260

Note 19.  Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
2005
Net sales	$93,961	$105,120	$123,183	$119,699
Gross profit	22,607	26,088	28,000	29,982
Exit, disposal, certain severance and other charges (credits)	111	348	89	(56)
Income from continuing operations	5,434	7,454	8,610	10,381
Net income	5,350	7,454	7,967	10,237
Earnings per common share (1)	$0.26	$0.35	$0.40	$0.48
Earnings per common share-assuming dilution (1)	$0.25	$0.35	$0.40	$0.48

2004
Net sales	$85,025	$98,109	$107,601	$104,842
Gross profit	20,693	26,783	28,218	26,253
Exit, disposal, certain severance and other charges	791	2,685	488	67
Income from continuing operations	3,807	6,205	8,438	8,345
Net income (loss)	3,913	6,431	(9,067)	4,499
Earnings per common share (1)	$0.17	$0.30	$0.41	$0.39
Earnings per common share-assuming dilution (1)	$0.17	$0.30	$0.40	$0.39

(1)	Earnings per share data is presented before discontinued operations.

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

During the fourth quarter of 2005, the Company recorded income on an after-tax basis of $874 (tax benefits of $1,365 offset by fees and related expenses of $491, net of tax) related primarily to previously unclaimed research and development tax credits.

Note 20.  Subsequent Event

On February 15, 2006, the Company made the decision to exit its Independent Aftermarket PROFormance-branded transmission business, and is currently evaluating strategic alternatives for its Independent Aftermarket PROFormance-branded engine business, which could include a sale or liquidation of the engine business. These businesses currently represent the independent aftermarket business, which is not reportable for segment reporting purposes and is reported as “Other” in the segment information presented above (see Note 17 - Segment Information).

The Company expects to reclassify the operations of this business to discontinued operations upon its disposal.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(i)  Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

(ii)  Internal Control Over Financial Reporting.

(a)   Management’s annual report on internal control over financial reporting.

Our management report on internal control over financial reporting is set forth in Item 8 "Consolidated Financial Statements and Supplementary Data" on page 41 of this Annual Report.

(b)   Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting is set forth in Item 8 "Consolidated Financial Statements and Supplementary Data" on page 43 of this Annual Report.

(c)   Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following lists our executive officers and directors and their respective ages and positions as of December 31, 2005:

Name	Age	Positions
Donald T. Johnson, Jr.	53	Chairman of the Board, President and Chief Executive Officer
Todd R. Peters	43	Vice President and Chief Financial Officer
John J. Machota	53	Vice President, Human Resources
John M. Pinkerton	48	Vice President and Controller
Mary T. Ryan	52	Vice President, Communications and Investor Relations
Joseph Salamunovich	46	Vice President, General Counsel and Secretary
John R. Colarossi	53	President, Independent Aftermarket
William L. Conley, Jr.	57	President, ATC Logistics
Brett O. Dickson	41	Vice President, North American Remanufacturing Operations
Robert L. Evans	53	Director
Curtland E. Fields	54	Director
Dr. Michael J. Hartnett	60	Director
Michael D. Jordan	59	Lead Director
S. Lawrence Prendergast	64	Director
Edward Stewart	63	Director

Donald T. Johnson, Jr. joined us as President and Chief Operating Officer in January 2004. In February 2004 Mr. Johnson became Chief Executive Officer, and became a member of the Board of Directors in May 2004 and Chairman of the Board in June 2005. Before joining us, Mr. Johnson was Global Director, Parts, Supply and Logistics for Ford Motor Company since 1999. Prior to that, Mr. Johnson spent 26 years working for Caterpillar, Inc. and its subsidiaries, including serving as Vice President of Caterpillar Logistics Services, Inc. from 1992 until he joined Ford. Mr. Johnson holds a B.A. in Management from the University of Illinois.

Todd R. Peters joined us as Vice President, Finance in March 2004 and was appointed Chief Financial Officer in May 2004. Before joining us, Mr. Peters served TriMas Corporation, a manufacturer of automotive accessories and industrial products, as Executive Vice President and Chief Financial Officer from 2002 to 2003 and as Vice President of Finance from 2001 to 2002. From 1994 to 2001, he held various positions with Dana Corporation, a manufacturer in the automotive, commercial vehicle, and off-highway markets, including Global Working Capital Team Leader from 2000 to 2001, Director of Operations - Long Manufacturing from 1999 to 2000 and Vice President of Finance from 1994 to 1999. Prior to that, Mr. Peters worked for Coopers & Lybrand for over eight years. Mr. Peters holds a B.S. in Business Administration from Central Michigan University and is a certified public accountant.

John J. Machota joined us as Vice President, Human Resources in 1997. From 1996 to 1997, he was a self-employed human resources consultant. From 1995 to 1996, Mr. Machota was Vice President, Compensation for Waste Management, Inc. and from 1993 to 1995, served as Waste Management's Vice President, Human Resource Services. From 1986 to 1993, Mr. Machota was Vice President, Human Resources for a subsidiary of Waste Management and prior to that held various other positions in the human resources area. Mr. Machota holds an M.S. in Industrial Relations from Loyola University.

John M. Pinkerton joined us as Manager, Planning and Analysis in 1999, became Corporate Controller in 2000 and became an executive officer in June 2005 when he was appointed Vice President and Controller. Prior to joining us, he was an independent financial consultant during 1998 and prior to that he spent ten years with Grimes Aerospace Company, an international engineering, manufacturing and distribution company, where he held various financial analysis and planning related positions, including Director, Strategic Planning. From 1980 to 1988, Mr. Pinkerton worked for Cooper Industries (Power Systems Division) in various accounting and related positions. Mr. Pinkerton holds an M.B.A. from the University of Wisconsin-Milwaukee and is a certified public accountant (inactive).

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

Joseph Salamunovich joined us as Vice President, General Counsel and Secretary in 1997. From 1986 to 1994 Mr. Salamunovich was an associate, and from 1995 to 1997 Mr. Salamunovich was a partner, in the law firm of Gibson, Dunn & Crutcher LLP, where he specialized in corporate and securities law matters. Mr. Salamunovich holds a J.D. from Loyola Law School, Los Angeles.

John R. Colarossi joined us in 2003 as President of our Independent Aftermarket business but will be leaving the Company in 2005 due to the closure of the Independent Aftermarket business. Prior to joining us, Mr. Colarossi served as Chief Operating Officer of Cottman Transmission Systems since 2001. During 1999 and 2000 he was Executive Vice President of Sales and Marketing for Capsule Communications (formerly US WATS). Between 1993 and 1999 Mr. Colarossi held various positions with Moran Industries, including President from 1998 to 1999, and from 1984 to 1992 he was employed by AAMCO Transmissions, serving as Executive Vice President - Sales and Operations between 1989 and 1992. Mr. Colarossi holds a B.S. in Economics from the University of Pittsburgh.

William L. Conley, Jr. joined us in 2002 as President of our ATC Logistics business. Prior to joining us Mr. Conley spent nearly 24 years with FedEx Corporation in a series of increasingly responsible sales and leadership positions. Most recently, Mr. Conley served as Vice President and General Manager - Europe, Middle East and Africa for FedEx Supply Chain Services (FedEx’s logistics operations). Mr. Conley holds a B.S. in Aeronautics from Parks College of Aeronautical Technology of St. Louis University.

Brett O. Dickson joined us in 2001 as Director of Lean and Continuous Improvement. That same year he became Vice President and General Manager of our Autocraft Industries business and became an executive officer in 2004 when he was promoted to Vice President of our North American Remanufacturing Operations. Prior to joining us, Mr. Dickson held increasingly responsible positions in operations, supply chain management and repositioning within Grimes Aerospace Company from 1995 to 2000, most recently serving as the Business Unit Manager for Grimes’ Exterior Lighting business. Between 1985 and 1995 he held various positions with Honeywell (formerly AlliedSignal) including Plant Manager, Production Engineering Manager and Six Sigma specialist. Mr. Dickson holds a B.S. in Electronic Engineering Technology from the DeVry Institute of Technology.

Robert L. Evans became a director in December 2004. He served as Managing Director of Symphony Technology Group (a strategic holding company that invests primarily in software and services firms) and a predecessor firm, the Valent Group, from 2001 until October 2004. Prior to that, he was President and Chief Operating Officer of Aspect Development, Inc. from 1999 until its acquisition by i2 Technologies, Inc. in 2000, after which he served as Chief Operating Officer of i2 Technologies. Mr. Evans was employed by Accenture (formerly Andersen Consulting) from 1993 to 1999, where he held a variety of positions, including Managing Partner of the Americas Supply Chain practice. From 1990 to 1993 Mr. Evans served as Vice President, Customer Support (Parts & Service) for Mazda Motor of America, and between 1975 and 1990 he held various positions with Caterpillar Inc., including President of Caterpillar Logistics Services. Mr. Evans serves on our Compensation and Nominating Committee.

Curtland E. Fields became a director in December 2004. Mr. Fields is the Executive Director and chief executive officer and a trustee of the Turrell Fund, a $130 million foundation serving the needs of underprivileged children. Prior to joining the Turrell Fund in 2003, Mr. Fields was employed by AT&T Corporation for over 30 years, serving most recently as President of the Consumer Transactions Services Group between 2000 and 2003, as President of the Consumer Markets Group (Central Region) from 1999 to 2000 and Vice President, Strategy and Marketing for the Business Markets Group from 1998 to 1999. Prior to that he held other positions with AT&T including Financial Vice President for Investor Relations. Mr. Fields is Chairman of our Compensation and Nominating Committee.

Dr. Michael J. Hartnett became a director in 1994. Since 1992, Dr. Hartnett has been Chairman, President and Chief Executive Officer of Roller Bearing Company of America, Inc., a manufacturer of ball and roller bearings, and has been a member of the Roller Bearing compensation committee since 2005. Prior to joining Roller Bearing in 1990 as General Manager of its Industrial Tectonics subsidiary, he spent 18 years with The Torrington Company, a subsidiary of Ingersoll-Rand. Dr. Hartnett serves on our Audit Committee.

Michael D. Jordan became a director in May 2004 and Lead Director in June 2005. Prior to retirement in 2001, he was employed by Ford Motor Company for over 30 years, serving most recently as President of Ford’s Automotive Consumer Services Group since 1997. Prior to that he was President of the Ford Customer Service Division—Europe for three years. Mr. Jordan serves on our Compensation and Nominating Committee.

S. Lawrence Prendergast became a director in May 2004. Between 1999 and his retirement in June 2005, he was Executive Vice President of Finance of LaBranche & Co. Inc., a New York Stock Exchange specialist firm. Prior to that he spent over 30 years with AT&T Corporation, including serving as Chairman of the Board and Chief Executive Officer of AT&T Investment Management Corp. from 1997 to 1999 and as Vice President and Treasurer of AT&T Corporation for 14 years before that. Mr. Prendergast is Chairman of our Audit Committee.

Edward Stewart became a director in December 2004. Prior to his retirement in 2002, he was employed by General Electric Company for 37 years, serving most recently as Executive Vice President of GE Capital and Chief Executive Officer of GE Card Services from 1997, and prior to that he was a Vice President of General Electric since 1991. Mr. Stewart serves on our Audit Committee.

Directors serve one-year terms and are elected annually. Executive officers serve until they resign or replacements are appointed by the Board of Directors.

Audit Committee Financial Expert.

Our Board of Directors has determined that S. Lawrence Prendergast, Chairman of our Audit Committee, is a financial expert for purposes of Item 401(h) of Regulation S-K under the Exchange Act. Mr. Prendergast is an independent director within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us. Based solely on a review of the copies of the forms that we have received, we believe that all such forms required during 2005 were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers and employees. The code of ethics contains written standards that we believe are reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest, (ii) full, fair, accurate, timely and understandable disclosure in the reports that we file with or submit to the Securities and Exchange Commission and our other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the code of ethics to an appropriate person, and (v) accountability for adherence to the code.

The full text of our code of ethics was filed as an exhibit to our 2003 Annual Report on Form 10-K and is posted on our website at www.goATC.com. A copy of the code of ethics may be obtained without charge by sending a written request to us at 1400 Opus Place, Suite 600, Downers Grove, Illinois 60515, attention: Corporate Secretary. We intend to disclose future amendments to certain provisions of our code of ethics, or waivers of such provisions granted to executive officers and directors, on our website within five business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the three most recently completed fiscal years, the cash compensation, for services to us in all capacities, of those persons who were, as of December 31, 2005, our Chief Executive Officer and the four persons who were the other most highly compensated executive officers of Aftermarket Technology Corp. and its subsidiaries:

		Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus (1)		Other Annual Compensation		Restricted Stock Award(s) ($) (2)		Securities Underlying Options (#) (3)	All Other Compensation
Donald T. Johnson, Jr. (4)	2005	$500,000	(5)	$700,462	(6)	$30,000	(7)	$396,250	(8)	75,000	$17,310	(9)
Chairman, President, CEO	2004	500,000		53,614		26,420	(10)	1,050,000		140,000	204,875	(11)
	2003	—		—		—		—		—	—
Todd R. Peters (12)	2005	$308,077		$346,694		$14,853	(13)	$118,875	(14)	22,500	—
Vice President, CFO	2004	244,262		27,500		13,072	(15)	371,250		70,000	$254,448	(16)
	2003	—		—		—		—		—	—
Brett O. Dickson (17)	2005	$255,385	(18)	$138,306		$3,522	(19)	$59,438	(20)	11,250	$9,300	(21)
Vice President, N.A. Reman	2004	238,081		46,750		1,183	(19)	149,000		15,000	6,500	(22)
Operations	2003	183,672		21,720		—		—		—	5,477	(22)
William L. Conley, Jr.	2005	$237,531	(23)	$206,095	(24)	$14,300	(25)	$59,438	(26)	11,250	$11,832	(27)
President, ATC Logistics	2004	235,000		146,187		14,300	(25)	37,250		10,000	6,500	(22)
	2003	235,000		—		13,578	(28)	—		—	3,669	(22)
Joseph Salamunovich	2005	$226,442		$126,852		$14,134	(29)	$59,438	(30)	11,250	$6,300	(22)
Vice President, General	2004	220,000		22,300		10,370	(31)	74,500		10,000	6,500	(22)
Counsel and Secretary	2003	220,000		—		12,566	(32)	61,000		—	6,000	(22)
_______________
(1)
Bonuses are paid under our incentive compensation plan for a particular year if we achieve or exceed specified EPS and other financial targets for the year, and are paid during the first quarter of the following year.

(2)
Calculated by multiplying the number of shares awarded by the closing price of our common stock on the Nasdaq National Market System on the day the restricted stock was awarded. No consideration was paid for the shares. Holders of restricted stock have the same dividend and voting rights as other holders of our common stock.

(3)
Consists of options to purchase shares of our common stock, which options were issued pursuant to our 1996 Stock Incentive Plan, 1998 Stock Incentive Plan, 2000 Stock Incentive Plan, 2002 Stock Incentive Plan or 2004 Stock Incentive Plan. Pursuant to the stock incentive plans, the Compensation and Human Resources Committee of the Board of Directors grants options to executive officers other than the Chief Executive Officer and makes recommendations to the Board of Directors regarding the amount, terms and conditions of options to be granted to the Chief Executive Officer. See “Option Grants Table” and “Stock Incentive Plans” below.

(4)	Mr. Johnson joined us as President in January 2004 and became Chief Executive Officer in February 2004.
(5)	Mr. Johnson deferred $173,077 of this amount pursuant to our executive deferred compensation plan.
(6)	Mr. Johnson deferred all of his bonus pursuant to our executive deferred compensation plan.

(7)	Consists of a $20,000 automobile allowance and reimbursement for $10,000 of club dues and personal financial planning costs.
(8)
During 2005, 37,500 shares of restricted stock granted to Mr. Johnson in 2004 vested and ceased to be restricted. As of December 31, 2005, he held an aggregate of 25,000 shares of restricted stock valued at $486,000 (based on the $19.44 closing price of our common stock on December 30, 2005), of which 8,334 vest in 2006 and 8,333 vest in each of 2007 and 2008.

(9)	Consists of Company contributions of $11,538 and $5,772 under our executive deferred compensation plan and our 401K plan, respectively.
(10)	Consists of a $20,000 automobile allowance and reimbursement for $6,420 of club dues and personal financial planning costs.
(11)	Consists of $201,413 of relocation benefits and Company contributions of $3,462 under our 401K plan.
(12)	Mr. Peters joined us as Vice President, Finance in March 2004 at an annual salary of $300,000 and became Chief Financial Officer in May 2004.
(13)	Consists of a $9,600 automobile allowance and reimbursement for $5,253 of club dues and personal financial planning costs.
(14)
During 2005, 8,334 shares of restricted stock granted to Mr. Peters in 2004 vested and ceased to be restricted. As of December 31, 2005, he held an aggregate of 24,166 shares of restricted stock valued at $469,787 (based on the $19.44 closing price of our common stock on December 30, 2005), of which 10,833 vest in each of 2006 and 2007 and 2,500 vest in 2008.

(15)	Consists of a $7,754 automobile allowance and reimbursement for $5,318 of club dues and personal financial planning costs.
(16)	Consists of relocation benefits.
(17)	Mr. Dickson became an executive officer in May 2004, at which time his annual salary was increased from $217,200 to $250,000.
(18)	Mr. Dickson deferred $6,000 of this amount pursuant to our executive deferred compensation plan.
(19)	Consists of reimbursement for club dues and personal financial planning costs. Mr. Dickson is provided with a company car.
(20)
During 2005, 3,334 shares of restricted stock granted to Mr. Dickson in 2004 vested and ceased to be restricted. As of December 31, 2005, he held an aggregate of 10,416 shares of restricted stock valued at $202,487 (based on the $19.44 closing price of our common stock on December 30, 2005), of which 4,583 vest in each of 2006 and 2007 and 1,250 vest in 2008.

(21)	Consists of Company contributions of $3,000 and $6,300 under our executive deferred compensation plan and our 401K plan, respectively.
(22)	Consists of Company contributions under our 401K plan.
(23)	Mr. Conley deferred $11,985 of this amount pursuant to our executive deferred compensation plan.
(24)	Mr. Conley deferred 50% of his bonus pursuant to our executive deferred compensation plan.
(25)	Consists of a $9,600 automobile allowance and reimbursement for $4,700 of club dues and personal financial planning costs.
(26)
During 2005, 833 shares of restricted stock granted to Mr. Conley in 2004 vested and ceased to be restricted. As of December 31, 2005, he held an aggregate of 5,416 shares of restricted stock valued at $105,287 (based on the $19.44 closing price of our common stock on December 30, 2005), of which 2,083 vest in each of 2006 and 2007 and 1,250 vest in 2008.

(27)	Consists of Company contributions of $5,532 and $6,300 under our executive deferred compensation plan and our 401K plan, respectively.
(28)	Consists of a $9,600 automobile allowance and reimbursement for $3,978 of club dues and personal financial planning costs.
(29)	Consists of a $9,600 automobile allowance and reimbursement for $4,534 of club dues and personal financial planning costs.
(30)
During 2005, 3,333 shares of restricted stock granted to Mr. Salamunovich in 2003 and 2004 vested and ceased to be restricted. As of December 31, 2005, he held an aggregate of 8,750 shares of restricted stock valued at $170,100 (based on the $19.44 closing price of our common stock on December 30, 2005), of which 4,583 vest in 2006, 2,917 vest in 2007 and 1,250 vest in 2008.

(31)	Consists of a $9,600 automobile allowance and reimbursement for $770 of club dues and personal financial planning costs.
(32)	Consists of a $9,600 automobile allowance and reimbursement for $2,966 of club dues and personal financial planning costs.

Set forth below is the annual base salary for our Chief Executive Officer and each of our four other most highly compensated executive officers as of February 10, 2005:

Name	Annual Base Salary
Donald T. Johnson, Jr.	$535,000
Todd R. Peters	324,500
Brett O. Dickson	260,000
William L. Conley, Jr.	252,000
Joseph Salamunovich	234,600

In 2005 we adopted a nonqualified deferred compensation plan for our executive officers and directors that provides for, among other things, a company contribution of 50 cents for each dollar of base salary deferred by the executive officer, up to 10% of base salary. The plan is designed to comply with the requirements of Section 409A of the Internal Revenue Code.

Option Grants Table

Shown below is information concerning grants of options by us during 2005 to our Chief Executive Officer and each of our four other most highly compensated executive officers as of December 31, 2005:

	Individual Grants				Potential Realizable Value at Assumed
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in	Exercise Price	Expiration	Annual Rates of Stock Price Appreciation For Option Term (2)
Name	(#) (1)	Fiscal Year	($/Share)	Date	5% ($)	10% ($)
Donald T. Johnson, Jr.	75,000	17.9	$15.85	6/2/15	$747,598	$1,894,561
Todd R. Peters	22,500	5.4	$15.85	6/2/15	224,280	568,368
Brett O. Dickson	11,250	2.7	$15.85	6/2/15	112,140	284,184
William L. Conley	11,250	2.7	$15.85	6/2/15	112,140	284,184
Joseph Salamunovich	11,250	2.7	$15.85	6/2/15	112,140	284,184
 ________________
(1)	These options were granted under our 2004 Stock Incentive Plan. All of the options vested and became exercisable in 2005.
(2)
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

Aggregated Option Exercises and Year-End Option Value Table

Shown below is information relating to (i) the exercise of stock options during 2005 by our Chief Executive Officers and each of our four other most highly compensated executive officers as of December 31, 2005, and (ii) the value of unexercised options for each of such persons as of December 31, 2005:

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald T. Johnson, Jr.	—	—	121,667	93,333	$523,118	$507,732
Todd R. Peters	—	—	45,834	46,666	187,878	214,197
Brett O. Dickson	5,000	$64,088	31,250	12,500	67,488	82,593
William L. Conley	—	—	39,584	6,666	188,774	30,264
Joseph Salamunovich	80,788	$532,218	49,584	6,666	68,674	30,264
_______________
(1)	Based on the closing price of our common stock on the Nasdaq National Market System on December 30, 2005, which was $19.44 per share.

Employment Agreements

We have entered into an employment agreement with each of our executive officers that provides for a three-year term and is automatically renewable thereafter on a year-to-year basis. Each agreement includes a noncompetition provision for a period of 18 months (24 months in the case of Mr. Peters) from the termination of the executive officer’s employment with Aftermarket Technology Corp. If the executive officer is terminated without cause (including, in the case of Mr. Johnson, due to disability), he will receive severance equal to his base salary for a period of 12 months (18 months in the case of Messrs. Johnson and Peters) after termination plus a pro rata portion of his incentive compensation bonus for the year in which he is terminated, as well as medical benefits during the severance period. If the termination occurs within 18 months after a change of control, the executive will also receive a payment equal to his target bonus under the incentive compensation plan for the year in which he is terminated.

Any executive who ceases to be employed under circumstances that entitle him to severance payments will ordinarily receive those payments over the severance period unless the end of employment occurs within 18 months after a change in control, in which case the severance will be made in a single payment.

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

The stock incentive plans are administered by the Compensation and Nominating Committee of our Board of Directors, although the Board of Directors makes decisions with respect to awards for our Chief Executive Officer and may exercise any of the Committee’s other authority under the plans in lieu of the Committee’s exercise thereof. Subject to the express provisions of the stock incentive plans, the Committee has broad authority in administering and interpreting the plans. Options granted to employees may be options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or options not intended to so qualify. Currently there are no incentive stock options outstanding. Awards to employees may include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events. The vesting of stock options and restricted stock will be accelerated in the event of a change of control of Aftermarket Technology Corp. Restricted stock granted under the stock incentive plans are subject to vesting provision. In most cases, outstanding options are also subject to vesting provisions and expire on the tenth anniversary of the date of grant.

     As of February 10, 2006, there were 145,121 shares of restricted stock issued to our directors, officers and employees and 1,761,647 options to purchase common stock granted to our directors, officers and employees pursuant to the plans, and the number of shares available for future issuance pursuant to the plans was 345,892. The exercise prices of options outstanding under the stock incentive plans as of February 10, 2006 are as follows:

Number of Option Shares	Exercise Price
6,500	$4.563
51,330	5.06
1,000	6.875
20,666	8.50
1,167	9.00
81,333	9.63
39,164	11.125
2,000	11.4375
1,667	11.79
333	11.80
3,000	12.20
140,000	14.00
33,000	14.11
14,500	14.36
5,000	14.80
70,000	14.85
258,321	14.90
336,500	15.85
60,000	17.89
29,166	18.125
1,000	18.25
20,000	19.00
6,000	19.67
3,000	20.52
227,000	22.90
350,000	30.00
1,761,647

For information regarding restricted stock and stock options held by our directors and officers, see Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Director Compensation

We pay our independent directors an annual fee of $50,000 for serving on the Board and we reimburse them for their expenses in connection with attending Board and committee meetings.

In addition to the annual fee, each independent directors receives an annual grant of restricted stock and options to purchase our common stock. For 2005 the grant was 2,500 shares of restricted stock and 7,500 stock options. Each director’s restricted stock (for which no consideration was paid), which was valued at $39,625 as of the grant date (based on the $15.85 closing price of our common stock on the Nasdaq National Market System on the grant date), vests in one-third increments on the first, second and third anniversaries of the date of grant. The option exercise price is $15.85 (the closing price of our common stock on the date the options were granted), the options vested and became exercisable in December 2005, and they expire in 2015.

Compensation and Nominating Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation and Nominating Committee of our Board of Directors is composed of Robert L. Evans, Curtland E. Fields (Chairman) and Michael D. Jordan, none of whom are or have ever been an officer of Aftermarket Technology Corp. or its subsidiaries and each of whom is, and at all times during 2005 was, independent as defined in the Nasdaq listing standards and the regulations of the Securities and Exchange Commission. During 2005 none of our executive officers served on the board of directors or compensation committee of any entity with which any of Messrs. Evans, Fields or Jordan or any other member of our Board of Directors had any affiliation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth the beneficial ownership of our common stock (the only class of our issued and outstanding voting securities), as of February 15, 2006 by each of our directors, our Chief Executive Officer, each of our four other most highly compensated executive officers as of December 31, 2005, our directors and executive officers as a group, and each person who at February 15, 2006 was known to us to beneficially own more than 5% of our outstanding common stock.

	Number of Shares (1)	Voting Percentage
Wells Fargo & Company (2)	2,247,101	10.3
Wasatch Advisors, Inc. (3)	2,157,124	9.9
Daruma Asset Management, Inc. (4)	1,708,600	7.8
FMR Corp. (5)	1,359,384	6.2
Lord, Abbett & Co. LLC (6)	1,323,993	6.1
Pzena Investment Management LLC (7)	1,250,155	5.7
Donald T. Johnson, Jr. (8)	246,245	1.1
Todd R. Peters (9)	99,080	*
Brett O. Dickson (10)	46,396	*
William L. Conley, Jr. (11)	45,834	*
Joseph Salamunovich (12)	61,861	*
Robert L. Evans (13)	30,000	*
Curtland E. Fields (13)	30,000	*
Dr. Michael J. Hartnett (14)	120,000	*
Michael D. Jordan (15)	16,667	*
S. Lawrence Prendergast (16)	17,667	*
Edward Stewart (17)	31,000	*
All directors and officers as a group (15 persons) (18)	968,196	4.3
_______________
* Less than 1%.

(1)
The shares of common stock underlying options granted under our stock incentive plans that are exercisable as of February 15, 2006 or that will become exercisable within 60 days thereafter (such options being referred to as “exercisable”) are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

(2)	Wells Fargo’s address is 420 Montgomery Street, San Francisco, CA 94104.
(3)	Wasatch Advisors’ address is 150 Social Hall Avenue, Salt Lake City, UT 84111.
(4)	Daruma Asset Management’s address is 80 West 40th Street, 9th Floor, New York, NY 10018.
(5)	FMR’s address is 82 Devonshire Street, Boston, MA 02109.
(6)	Lord, Abbett’s address is 90 Hudson Street, Jersey City, NJ 07302.
(7)	Pzena’s address is 120 West 45th Street, 20th Floor, New York, NY 10036

(8)	Includes 25,000 shares of restricted stock and 168,333 shares subject to exercisable options. Excludes 46,667 shares subject to options that are not exercisable.
(9)	Includes 24,166 shares of restricted stock and 69,167 shares subject to exercisable options. Excludes 23,333 shares subject to options that are not exercisable.
(10)	Includes 10,416 shares of restricted stock and 33,750 shares subject to exercisable options. Excludes 10,000 shares subject to options that are not exercisable.
(11)	Includes 5,416 shares of restricted stock and 39,584 shares subject to exercisable options. Excludes 6,666 shares subject to options that are not exercisable.
(12)	Includes 8,750 shares of restricted stock and 49,584 shares subject to exercisable options. Excludes 6,666 shares subject to options that are not exercisable.
(13)	Consists of 2,500 shares of restricted stock and 27,500 shares subject to exercisable options.
(14)	Consists of 2,500 shares of restricted stock and 117,500 shares subject to exercisable options. Excludes 5,000 shares subject to options that are not exercisable.
(15)	Consists of 2,500 shares of restricted stock and 14,167 shares subject to exercisable options. Excludes 13,333 shares subject to options that are not exercisable.
(16)	Includes 2,500 shares of restricted stock and 14,167 shares subject to exercisable options. Excludes 13,333 shares subject to options that are not exercisable.
(17)	Includes 2,500 shares of restricted stock and 27,500 shares subject to exercisable options.
(18)	Includes 118,414 shares of restricted stock and 772,120 shares subject to exercisable options. Excludes 150,330 shares subject to options that are not exercisable.

Unless otherwise noted above, the address of each person in the above table is 1400 Opus Place, Suite 600, Downers Grove, IL 60515.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,798,139	$18.43	346,559
Equity compensation plans not approved by security holders	—	—	—
Total	1,798,139		346,559

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We believe the transactions described below were beneficial to us and were entered into on terms at least as favorable to us as we could have obtained from unaffiliated third parties in arms-length negotiations.

Relationship with Aurora Capital Group

We were formed in 1994 at the direction of Aurora Capital Group as a vehicle to acquire and consolidate companies in the fragmented drivetrain remanufacturing industry. Prior to March 28, 2005, Aurora Equity Partners L.P. and Aurora Overseas Equity Partners I, L.P., two limited partnerships that are part of Aurora Capital Group, controlled 28% of our outstanding common stock, and until June 2, 2005 two persons who are affiliated with Aurora Capital Group were members of our Board of Directors.

While the Aurora partnerships owned our stock, we paid to Aurora Management Partners, which is a part of Aurora Capital Group, an annual management fee for advisory and consulting services pursuant to a written management services agreement that expired when the partnerships sold the stock in March 2005. Aurora Management Partners also was reimbursed by us for all of its reasonable out-of-pocket costs and expenses incurred in connection with the performance of its obligations under the management services agreement. We paid management fees of $31,922 to Aurora Management in 2005.

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

Our principal outside accountant is Ernst & Young LLP. Set forth below are the fees and expenses for Ernst & Young for each of the last two years for the following services provided to us:

	2005	2004
Audit Fees (1)	$1,049,400	$1,344,580
Audit-Related Fees (2)	-	9,220
Tax Fees (3)	69,081	102,635
All Other Fees (4)	120,537	133,183
Total Fees	$1,239,018	$1,589,618
_______________
(1)
The fees for 2004 are $125,000 higher than reported in our Annual Report on Form 10-K for the year ended December 31, 2004 due to audit fees incurred but not communicated until after the filing of the 2004 Annual Report.

(2)	Consists of fees and expenses for financial accounting consultations.
(3)
For 2005 consists of fees and expenses for assistance with (i) state, federal and foreign tax returns ($63,712) and (ii) other tax audits ($5,369). For 2004 consists of fees and expenses for assistance with (i) state, federal and foreign tax returns ($71,354) and (ii) state, federal and sales tax audits and refunds ($31,281).

(4)
For 2005 consists of fees and expenses for services relating to a Statement of Auditing Standards No. 70 review. For 2004 consists of fees and expenses for services relating to (i) a Statement of Auditing Standards No. 70 review ($120,394), (ii) diligence for a potential divestiture ($7,289) and (iii) the Form S-8 registration statement relating to our 2004 Stock Incentive Plan ($5,500).

The Audit Committee of our Board of Directors pre-approves each non-audit engagement or service with or by our independent auditor. Prior to pre-approving any such non-audit engagement or service, it is the Committee's practice to first receive information regarding the engagement or service that (i) is detailed as to the specific engagement or service, and (ii) enables the Committee to make a well-reasoned assessment of the impact of the engagement or service on the auditor’s independence. In addition, the Chairman of the Audit Committee is authorized to pre-approve any non-audit service between regularly scheduled meetings of the Audit Committee provided that the fees for such service do not exceed $50,000 and the Chairman’s approvals are reported to the full Audit Committee at the next Audit Committee meeting. The Audit Committee or the Audit Committee Chairman pre-approved all non-audit engagements with, and services provided by, our independent auditor during 2005 and 2004.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements Index

See Index to Financial Statements and Supplemental Data on page 40.

2.	Financial Statement Schedules Index

II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of Aftermarket Technology Corp (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

3.2*	Bylaws of Aftermarket Technology Corp.
10.1
Amended and Restated Tax Sharing Agreement, dated as of December 20, 1996, among Aftermarket Technology Holdings Corp., Aaron's Automotive Products, Inc., ATC Components, Inc., CRS Holdings Corp., Diverco Acquisition Corp., H.T.P., Inc., Mamco Converters, Inc., R.P.M. Merit, Inc. and Tranzparts Acquisition Corp. (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.2
Lease, dated January 1, 1994, between CRW, Incorporated and Aaron's Automotive Products, Inc. with respect to property located at 2600 North Westgate, Springfield, Missouri (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4 filed on November 30, 1994, Commission File No. 33-86838, and incorporated herein by this reference)

10.3†
Aftermarket Technology Corp. 1996 Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.4†
Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.36 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.5†
Form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.37 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.6†
Aftermarket Technology Corp. 1998 Stock Incentive Plan (previously filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10.7†
Aftermarket Technology Corp. 2000 Stock Incentive Plan (previously filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

10.8†
Aftermarket Technology Corp. 2002 Stock Incentive Plan (previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.9†
Aftermarket Technology Corp. 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.10†
Standard Terms and Conditions Governing Nonemployee Director Stock Options Granted on or after May 12, 2004 under the Aftermarket Technology Corp. 1998, 2000, 2002, and 2004 Stock Incentive Plans (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.11†
Standard Terms and Conditions Governing Employee Non-Qualified Stock Options Granted on or after May 12, 2004 under the Aftermarket Technology Corp. 1998, 2000, 2002, and 2004 Stock Incentive Plans (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.12†
Standard Terms and Conditions Governing Nonemployee Director Stock Options under the Aftermarket Technology Corp. 1998, 2000 and 2002 Stock Incentive Plans (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.13†
Standard Terms and Conditions Governing Employee Non-Qualified Stock Options under the Aftermarket Technology Corp. 1998, 2000 and 2002 Stock Incentive Plans (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.14†
Aftermarket Technology Corp. Executive Nonqualified Excess Plan (previously filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by this reference)

10.15†
Executive Employment Agreement, dated as of January 1, 2004, between Aftermarket Technology Corp. and Donald T. Johnson, Jr. (previously filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference)

10.16†
Executive Employment Agreement, dated as of March 9, 2004, between Aftermarket Technology Corp. and Todd R. Peters (previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference)

10.17†
Form of Executive Employment Agreement between Aftermarket Technology Corp. and certain of its officers (previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.18†
Form of Indemnification Agreement between Aftermarket Technology Corp. and directors and certain officers (previously filed as Exhibit 10.46 to Amendment No. 1 the Company's Registration Statement on Form S-1 (File No. 333-35543) filed on October 1, 1997 and incorporated herein by this reference)

10.19
Stock Purchase Agreement dated as of September 1, 2000 between Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.20
Amendment to Stock Purchase Agreement dated as of October 27, 2000 between Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.21
Amendment No. 2 to Stock Purchase Agreement dated as of May 25, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.22
Agreement dated as of July 2, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.23
Amendment No. 3 to Stock Purchase Agreement dated as of October 19, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.24
Amendment No. 4 to Stock Purchase Agreement dated as of December 28, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

10.25
Amendment No. 5 to Stock Purchase Agreement dated as of August 2, 2002 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.26
Credit Agreement, dated as of February 8, 2002, made by Aftermarket Technology Corp., the several Lenders from time to time party thereto, J.P. Morgan Securities, Inc., JPMorgan Chase Bank and Credit Suisse First Boston (previously filed as Exhibit 10.1 to Amendment No. 1 the Company's Registration Statement on Form S-3 (File No. 333-75618) filed on February 11, 2002 and incorporated herein by this reference)

10.27
Guarantee and Collateral Agreement, dated as of February 8, 2002, made by Aftermarket Technology Corp. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent (previously filed as Exhibit 10.2 to Amendment No. 1 the Company's Registration Statement on Form S-3 (File No. 333-75618) filed on February 11, 2002 and incorporated herein by this reference)

10.28
First Amendment, Dated as of December 12, 2003, to the Credit Agreement dated as of February 8, 2002 among Aftermarket Technology Corp., the several Lenders from time to time party thereto, J.P. Morgan Securities, Inc., JPMorgan Chase Bank and Credit Suisse First Boston (previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference)

14	Code of Ethics (previously filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference)
21	List of Subsidiaries (previously filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference)
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
______________
* Filed herewith.

† Compensation plan or arrangements in which directors or executive officers are eligible to participate.

(b)	Refer to (a) 3 above.

(c)	Refer to (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AFTERMARKET TECHNOLOGY CORP.
By:	/s/ Donald T. Johnson, Jr.
Donald T. Johnson, Jr. Chairman, President and Chief Executive Officer
March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 1, 2006	/s/ Donald T. Johnson, Jr.
Donald T. Johnson, Jr. Chairman, President and Chief Executive Officer (principal executive officer)

March 1, 2006	/s/ Todd R. Peters
Todd R. Peters Vice President and Chief Financial Officer (principal financial officer)

March 1, 2006	/s/ John M. Pinkerton
John M. Pinkerton Vice President and Controller (principal accounting officer)

March 1, 2006	/s/ Robert L. Evans
Robert L. Evans, Director

March 1, 2006	/s/ Curtland E. Fields
Curtland E. Fields, Director

March 1, 2006	/s/ Michael J. Hartnett
Michael J. Hartnett, Director

March 1, 2006	/s/ Michael D. Jordan
Michael D. Jordan, Director

March 1, 2006	/s/ S. Lawrence Prendergast
S. Lawrence Prendergast, Director

March 1, 2006	/s/ Edward Stewart
Edward Stewart, Director

Aftermarket Technology Corp.

Schedule II - Valuation and Qualifying Accounts
(In Thousands)

		Additions
	Balance at Beginning of Period	Charge (Income) to Costs and Expenses	Adjustments to Other Accounts		Deductions		Balance at End of Period

Year ended December 31, 2003:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$1,300	$(9)	$234	(1)	$10	(2)	$1,515
Reserve for excess and obsolete inventory	4,233	1,166	165	(1)	441		5,123
Valuation allowance on deferred tax assets	9,193	893	−		−		10,086
Year ended December 31, 2004:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	1,515	633	−		1,309	(1)	839
Reserve for excess and obsolete inventory	5,123	2,029	−		777		6,375
Valuation allowance on deferred tax assets	10,086	3,795	−		−		13,881
Year ended December 31, 2005:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	839	369	194	(3)	194	(2)	1,208
Reserve for excess and obsolete inventory	6,375	1,452	−		1,269		6,558
Valuation allowance on deferred tax assets	13,881	96	−		2,218	(4)	11,759

(1)  Balances added through acquisitions.
(2)  Accounts written off, net of recoveries.
(3)  Balance reclassified in current year.
(4)  Related to the expiration of capital loss carryforwards.

S-1