Form 10-Q
period 2006-03-31
AFTERMARKET TECHNOLOGY CORP
filed 2006-04-26
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

As of April 21, 2006, there were 21,742,632 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

i

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$4,640	$45,472
Accounts receivable, net	77,178	71,881
Inventories	52,598	50,058
Prepaid and other assets	4,656	4,396
Refundable income taxes	1,070	689
Deferred income taxes	14,236	11,446
Assets of discontinued operations	7,788	18,562
Total current assets	162,166	202,504

Property, plant and equipment, net	52,569	54,153
Debt issuance costs, net	782	1,981
Goodwill	146,271	146,176
Intangible assets, net	261	292
Other assets	1,496	427
Assets of discontinued operations	-	2,247
Total assets	$363,545	$407,780

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$43,227	$41,294
Accrued expenses	15,824	23,130
Credit facility	-	10,062
Amounts due to sellers of acquired companies	85	94
Deferred compensation	136	136
Liabilities of discontinued operations	3,740	4,757
Total current liabilities	63,012	79,473

Amount drawn on credit facility, less current portion	55,300	80,623
Deferred compensation, less current portion	1,937	847
Other long-term liabilities	2,137	2,200
Deferred income taxes	23,765	23,407

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 26,709,963 and 26,539,926
as of March 31, 2006 and December 31, 2005, respectively	267	265
Additional paid-in capital	215,004	212,678
Retained earnings	74,690	77,890
Accumulated other comprehensive income	1,449	1,186
Unearned compensation	-	(1,160)
Common stock held in treasury, at cost - 4,976,998 and 4,774,374 shares
as of March 31, 2006 and December 31, 2005, respectively	(74,016)	(69,629)
Total stockholders' equity	217,394	221,230

Total liabilities and stockholders' equity	$363,545	$407,780

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months ended March 31,
	2006	2005
	(Unaudited)

Net sales:
Products	$57,707	$56,724
Services	61,699	31,197
Total net sales	119,406	87,921

Cost of sales:
Products	45,558	42,970
Services	49,609	23,218
Total cost of sales	95,167	66,188

Gross profit	24,239	21,733

Selling, general and administrative expense	12,575	11,467
Amortization of intangible assets	31	31
Exit, disposal, certain severance and other charges	106	86

Income from operations	11,527	10,149

Interest income	425	802
Other income (expense), net	27	(24)
Equity in losses of investee	-	(20)
Write-off of debt issuance costs	(1,691)	-
Interest expense	(1,838)	(1,951)

Income from continuing operations before income taxes	8,450	8,956

Income tax expense	2,721	3,269

Income from continuing operations	5,729	5,687

Loss from discontinued operations, net of income taxes	(8,929)	(337)

Net (loss) income	$(3,200)	$5,350

Per common share - basic:
Income from continuing operations	$0.26	$0.27
Loss from discontinued operations	(0.41)	(0.02)
Net (loss) income	$(0.15)	$0.25

Weighted average number of common shares
outstanding	21,664	21,171

Per common share - diluted:
Income from continuing operations	$0.26	$0.27
Loss from discontinued operations	(0.41)	(0.02)
Net (loss) income	$(0.15)	$0.25

Weighted average number of common and
common equivalent shares outstanding	21,952	21,392

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the three months ended March 31,
	2006	2005
	(Unaudited)
Operating Activities:
Net (loss) income	$(3,200)	$5,350

Adjustments to reconcile net (loss) income to net cash used in operating activities - continuing operations:
Net loss from discontinued operations	8,929	337
Write-off of debt issuance costs	1,691	-
Depreciation and amortization	3,285	3,132
Noncash stock-based compensation	532	263
Amortization of debt issuance costs	294	331
Adjustments to provision for losses on accounts receivable	129	(66)
(Gain) loss on sale of equipment	(2)	3
Deferred income taxes	(2,437)	2,375
Changes in operating assets and liabilities,
net of businesses discontinued/sold:
Accounts receivable	(5,125)	(2,736)
Inventories	(2,478)	1,919
Prepaid and other assets	(656)	(1,189)
Accounts payable and accrued expenses	(4,379)	(12,334)
Net cash used in operating activities - continuing operations	(3,417)	(2,615)

Net cash provided by operating activities - discontinued operations	2,748	634

Investing Activities:
Purchases of property, plant and equipment	(1,634)	(2,238)
Purchases of available-for-sale securities	(1,427)	-
Proceeds from sales of available-for-sale securities	424	-
Proceeds from sale of equipment	25	-
Net cash used in investing activities - continuing operations	(2,612)	(2,238)

Net cash provided by investing activities - discontinued operations	53	-

Financing Activities:
(Payments) borrowings on credit facilities, net	(35,385)	(2,658)
Payment of debt issuance costs	(786)	-
Proceeds from exercise of stock options	2,537	405
Tax benefit from stock-based award transactions	417	-
Payments on amounts due to sellers of acquired companies	(12)	(2,412)
Repurchases of common stock for treasury	(4,387)	(37)
Net cash used in financing activities	(37,616)	(4,702)

Effect of exchange rate changes on cash and cash equivalents	12	(13)

Decrease in cash and cash equivalents	(40,832)	(8,934)

Cash and cash equivalents at beginning of period	45,472	18,085
Cash and cash equivalents at end of period	$4,640	$9,151

Cash paid during the period for:
Interest	$2,275	$2,266
Income taxes, net	954	594

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

During the three months ended March 31, 2006, the Company discontinued its Independent Aftermarket businesses. These businesses were reported as “Other” in segment information previously disclosed. The results of these businesses are presented as discontinued operations in the accompanying financial statements. As a result of the discontinuance of the Independent Aftermarket businesses, revenues of $4,636 and $6,040, and after-tax losses of $8,929 ($0.41 per common share - basic and diluted) and $253 ($0.01 per common share - basic and diluted) were reclassified from continuing operations to discontinued operations for the three months ended March 31, 2006 and 2005, respectively. (See Note 12 - Discontinued Operations.)

Certain prior-year amounts have been reclassified to conform to the 2006 presentation.

Note 2.	Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005

Raw materials, including core inventories	$43,551	$42,742
Work-in-process	1,500	1,538
Finished goods	7,547	5,778
	$52,598	$50,058

Note 3.	Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, is summarized as follows:

	March 31, 2006	December 31, 2005

Property, plant and equipment	$126,641	$124,697
Accumulated depreciation	(74,072)	(70,544)
	$52,569	$54,153

Note 4.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill by reportable segment is summarized as follows:

	Drivetrain Remanufacturing	Logistics	Other/Unallocated	Consolidated
Balance at December 31, 2005	$127,068	$18,973	$135	$146,176
Effect of exchange rate changes from the translation of U.K. subsidiary	95	−	−	95
Balance at March 31, 2006	$127,163	$18,973	$135	$146,271

The Company’s intangible assets, primarily consisting of non-compete agreements being amortized over their estimated useful lives are summarized as follows:

	March 31, 2006	December 31, 2005

Intangible assets	$1,263	$1,261
Less: Accumulated amortization	(1,002)	(969)
	$261	$292

Estimated amortization expense for the five succeeding fiscal years is as follows:
Estimated Amortization Expense
2006 (remainder)	$93
2007	125
2008	22
2009	1
2010	1

Note 5.	Warranty Liability

The Company offers various product warranties for transmissions and engines sold to its customers in the Drivetrain Remanufacturing segment. The specific terms and conditions of the warranties vary depending upon the customer and the product sold. Factors that affect the Company’s warranty liability include number of products sold, historical and anticipated rates of warranty claims and cost per claim. The Company accrues for estimated warranty costs as sales are made and periodically assesses the adequacy of its recorded warranty liability, included in accrued expenses, and adjusts the amount as necessary.

Changes to the Company’s warranty liability during the three months ended March 31, 2006 are summarized as follows:

Balance at December 31, 2005	$2,499
Warranties issued	398
Claims paid / settlements	(90)
Changes in liability for pre-existing warranties	(154)
Balance at March 31, 2006	$2,653

Note 6.	Credit Facilities

On March 21, 2006, the Company repaid the $85,985 balance outstanding under its 2002 credit facility and terminated the related credit and security agreements.  As a result, the Company recorded a non-cash charge of $1,691 to write off deferred debt issuance costs associated with the early termination of the facility.

On March 21, 2006, the Company entered into a new credit agreement and a related security agreement with certain banks (the “Credit Facility”). The Credit Facility provides the Company with a $150,000 five-year senior secured revolving credit facility. The Credit Facility can be increased by up to $75,000 under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment). The Company used $57,000 of borrowings under the Credit Facility plus available cash on hand to repay the balance under its old credit facility.

Amounts outstanding under the Credit Facility generally bear interest at LIBOR plus a specified margin or the prime rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s ratio of debt to EBITDA from time to time.  Currently, the Company’s LIBOR margin is 1.0% and its prime rate margin is zero.

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets. The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries. The Company was in compliance with all debt covenants at March 31, 2006.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty.

At March 31, 2006, $55,300 was outstanding under the Credit Facility and the Company had $2,015 of letters of credit issued against the Credit Facility.

Note 7.	Comprehensive (Loss) Income

The following table sets forth the computation of comprehensive (loss) income for the three months ended March 31, 2006 and 2005, respectively:

	For the three months ended March 31,
	2006	2005
Net (loss) income	$(3,200)	$5,350
Other comprehensive income (loss):
Currency translation adjustments	219	(550)
Unrealized gain on available-for-sale securities, net of income taxes	44	−
	$(2,937)	$4,800

Note 8.	Repurchases of Common Stock

On February 16, 2006, the Company announced its intention to commence a program for the repurchase of up to 2% of its outstanding common stock during the balance of 2006. The Company plans to repurchase shares, from time to time, to offset the potential dilutive impact of stock option exercises and restricted stock grants under our stock incentive plans. As part of this program, the Company purchased 200,169 shares of its common stock at an aggregate cost of $4,333 during the three months ended March 31, 2006.

Also during 2006, an officer of the Company delivered to the Company 2,455 shares of the Company’s common stock in payment of $54 of withholding tax obligations arising from the vesting of restricted stock awards. Per the stock incentive plan under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plan and are available for future grant.

Note 9.	Stock-Based Compensation

Stock Incentive Plans

The Company provides stock options and other incentive stock awards (“Stock Awards”) to employees, non-employee directors and independent contractors under its 2004 Stock Incentive Plan (the “2004 Plan”), its 2002 Stock Incentive Plan (the “2002 Plan”), its 2000 Stock Incentive Plan (the “2000 Plan”), its 1998 Stock Incentive Plan (the “1998 Plan”) and its 1996 Stock Incentive Plan, which expired on July 29, 2004, (the “1996 Plan”) (collectively the “Plans”), all of which have been approved by the Company’s shareholders. The Plans provide for granting of non-qualified and incentive stock option awards. Stock options under the Plans are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of grant with vesting periods ranging from six months to five years, as determined by the Board of Directors or the Compensation and Nominating Committee of the Board of Directors. Options under the Plans expire 10 years from the date of grant. The 2004, 2002, 2000 and 1998 plans authorize the issuance of 1,000,000, 1,000,000, 750,000 and 1,200,000 shares of the Company’s common stock, respectively. Shares available for grant under the Plans in the aggregate were 349,180 and 346,559 as of March 31, 2006 and December 31, 2005, respectively.

Accounting and Reporting for Stock-Based Awards

Prior to January 1, 2006, the Company applied the intrinsic value method of accounting for the stock options granted to its employees and directors under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, employee and director compensation expense was recognized only for those options whose exercise price was less than the market value of the Company’s common stock at the measurement date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated.

    As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations for the three months ended March 31, 2006 was lowered by $147 (net of income taxes of $86). The Company classified the pre-tax stock options compensation cost of $233 as part of selling, general and administrative expense in its consolidated statements of operations. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.01 per share. In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit of stock option exercises as operating cash flows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows.

Pro Forma Information under SFAS No. 123

Had compensation cost for the Company’s stock-based award plans been determined in accordance with SFAS No. 123, and recognized as compensation expense on a ratable basis over the applicable vesting period, the Company’s reported income from continuing operations and earnings per share would have been adjusted to the pro forma amounts indicated below:
For the three months ended March 31, 2005
Income from continuing operations as reported	$5,687
Stock-based employee compensation costs included in the determination of income from continuing operations as reported, net of income taxes	167
Stock-based employee compensation costs that would have been included in the determination of income from continuing operations if the fair value based method had been applied to all awards, net of income taxes	(611)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$5,243

Basic earnings per common share:
Income from continuing operations as reported	$0.27
Pro forma as if the fair value based method had been applied to all awards	$0.25

Diluted earnings per common share:
Income from continuing operations as reported	$0.27
Pro forma as if the fair value based method had been applied to all awards	$0.25

Stock Option Valuation Information

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted-average assumptions for grants made in the past three years:

	For the years ended December 31,
	2005	2004	2003
Expected volatility	39.39%	65.71%	78.77%
Risk-free interest rates	3.69%	3.05%	2.95%
Expected lives	2.5 years	3.7 years	4.3 years

Stock Options

A summary of the Plans stock option activities during the three months ended March 31, 2006 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,798,139	$18.43
Granted at market price	3,000	$20.52
Exercised	(169,037)	$15.04
Forfeited	(4,166)	$13.92
Outstanding at March 31, 2006	1,627,936	$18.80	6.9	$8,851

Vested and expected to vest at March 31, 2006	1,558,413	$18.98	7.0	$8,317
Exercisable at March 31, 2006	1,313,966	$19.91	6.7	$6,198

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on March 31, 2006 and the exercise price of each stock option, multiplied by the number of in-the-money stock options. This amount changes based upon the fair market value of the Company’s stock. Total intrinsic value of options exercised during the three months ended March 31, 2006 was $1,069. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2006 was estimated at $7.68 per share.

The following summarizes information about options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Shares	Weighted- Average Exercise Prices
$4.56 - $7.00	56,997	5.1 years	$5.00	40,332	$4.98
$7.01 - $12.00	123,331	5.6 years	$9.86	111,998	$9.84
$12.01 - $15.00	501,817	7.8 years	$14.57	224,845	$14.42
$15.01 - $20.00	365,791	8.5 years	$16.51	359,791	$16.46
$20.01 - $30.00	580,000	5.6 years	$27.17	577,000	$27.21
	1,627,936	6.9 years	$18.80	1,313,966	$19.91

Restricted Stock

The Company also awards shares of its common stock to certain directors and employees in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of the Company’s common stock on the date of issuance as unearned compensation and amortized ratably as expense over the applicable vesting period.

The following summarizes the status of the Restricted Stock as of March 31, 2006 and changes during the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2006	144,121	$15.38
Granted	1,000	$20.52
Vested	(8,333)	$14.85
Unvested balance at March 31, 2006	136,788	$15.45

As of March 31, 2006, there was $881 of total unrecognized compensation cost related to Restricted Stock granted under the Plans. That cost is expected to be recognized over the weighted-average period of 1.27 years. The total fair value of shares that vested during the three months ended March 31, 2006 was $124.

Note 10.	Segment Information

Within the Company, financial performance is measured by lines of business. The Company aggregates certain of its operating units to form two reportable segments: the Drivetrain Remanufacturing segment and the Logistics segment. The Drivetrain Remanufacturing segment primarily sells remanufactured transmissions directly to Ford, Honda, DaimlerChrysler, Allison and certain other foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle. In addition, the Drivetrain Remanufacturing segment sells select remanufactured engines primarily to certain European OEMs. The Company’s Logistics segment provides the following: (i) value-added warehouse, distribution and reverse logistics, test and repair, turnkey order fulfillment and information services for Cingular and, to a lesser extent, certain other customers in the wireless electronics industry including Nokia, T-Mobile and LG; (ii) logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi, Visteon and Thales; and (iii) returned material reclamation and disposition services and core management services primarily for General Motors. The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

The Company evaluates performance based upon operating income. The reportable segments’ accounting policies are the same as those of the Company. The Company fully allocates (i) corporate overhead generally based upon budgeted full year profit before tax and (ii) internal information systems costs based upon usage estimates.

The following table summarizes financial information relating to the Company’s reportable segments:

	Drivetrain Remanufacturing	Logistics	Corporate/ Unallocated		Consolidated
For the three months ended March 31, 2006:
Net sales from external customers	$57,707	$61,699	$	−	$119,406
Exit, disposal, certain severance and other charges	106	−		−	106
Operating income	5,533	5,994		−	11,527

For the three months ended March 31, 2005:
Net sales from external customers	$56,724	$31,197	$	−	$87,921
Exit, disposal, certain severance and other (credits) charges	(20)	106		−	86
Operating income	6,648	3,501		−	10,149

Note 11.	Exit, Disposal, Certain Severance and Other Charges

The Company has periodically incurred certain costs, primarily associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and cost-outs, rationalization of certain products, product lines and services and asset impairments. Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, moving and relocation costs, losses on impairments of fixed assets and write-down of inventories.

In 2003, the Company recorded compensation costs payable to its former CEO of $1,953, related to his conversion from full time to part time employment. During the three months ended March 31, 2006, the Company paid the remaining amounts related to this obligation. During the three months ended March 31, 2006, the Company incurred severance and related charges of $106 primarily related to cost reductions at its manufacturing facility in the United Kingdom.

Following is an analysis of the reserves relating to these activities:

	Termination Benefits

Reserve as of December 31, 2005		$260
Provision		106
Payments		(369)
Reclassification		3
Reserve as of March 31, 2006	$	−

During 2003, the Company completed a facilities consolidation activity within its Drivetrain Remanufacturing segment. Following is an analysis of the remaining reserves related to this activity:

	Exit / Other Costs	Loss on Write-Down of Assets		Total
Reserve as of December 31, 2005	$83		$200	$283
Asset write-offs	−		(200)	(200)
Reclassification	(3)		−	(3)
Reserve as of March 31, 2006	$80	$	−	$80

Note 12.	Discontinued Operations

The Company’s Independent Aftermarket businesses remanufactured engines and distributed non-OEM branded remanufactured engines and transmissions directly to independent transmission and general repair shops and certain aftermarket parts retailers. These businesses had incurred operating losses since their beginning. On February 15, 2006, the Company made the decision to exit its Independent Aftermarket PROFormance-branded transmission and engine businesses. The transmission portion of the business ceased operations during the three months ended March 31, 2006 and the engine portion of the business is being held for sale to a third party. These businesses were not reportable segments and were reported as “Other” in segment information previously disclosed. During the three months ended March 31, 2006, the Company recorded a pre-tax charge of $12,670 related to the exit from these businesses which included (i) $10,190 for the write-down of inventory to estimated net realizable value, (ii) $1,385 for the impairment of goodwill, (iii) $780 for the write-down of property, plant and equipment and (iv) $315 for the write-down of accounts receivable.

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

Details of the loss from discontinued operations are as follows:

	For the three months ended March 31,
	2006	2005
Exit from Independent Aftermarket:
Loss from closure and pending disposition of businesses	$(12,670)	$	−
Loss from operations	(456)		(399)
Loss before income taxes	(13,126)		(399)
Income tax benefit	4,197		146
Loss from Independent Aftermarket, net of income taxes	(8,929)		(253)

Disposal of Gastonia Operations:
Loss before income taxes	−		(131)
Income tax benefit	−		47
Loss from Gastonia operation, net of income taxes	−		(84)
Loss from discontinued operations, net of income taxes	$(8,929)		$(337)

Net sales for the Independent Aftermarket businesses were $4,636 and $6,040 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the current assets of discontinued operations included accounts receivable and inventory of $3,253 and $3,513, respectively. As of December 31, 2005, the current assets of discontinued operations included accounts receivable and inventory of $3,414 and $15,093, respectively.

Note 13.	Contingencies

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the "DG Sale"), the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future. These include the Company's indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including former manufacturing facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale. During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification. In addition, prior to the DG Sale several of the Distribution Group's real estate and equipment leases with terms ending on various dates through 2007, were guaranteed by the Company. These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group's obligations under such leases in the event that the Distribution Group does not honor those obligations. As of March 31, 2006, minimum lease obligations related to these leases totaled $788 for which the Company has no liability recognition requirement. The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees, however the Company holds no assets as collateral for these obligations.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. These statements reflect our judgment as of the date of this Quarterly Report with respect to future events, the outcome of which are subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may differ materially from those described herein. We undertake no obligation to update forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts and/or core shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition. For a discussion of these and certain other factors, please refer to Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2005. Please also refer to our other filings with the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements. For the years ended December 31, 2005, 2004 and 2003, our write-offs were approximately $39 thousand, $0.1 million and $10 thousand, respectively. For each of the three months ended March 31, 2006 and 2005, our write-offs were approximately $3 thousand. As of March 31, 2006, we had $77.2 million of accounts receivable, net of allowance for doubtful accounts of $1.1 million.

Reserve for Inventory Obsolescence. We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand. If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2005, 2004 and 2003, we recorded charges for excess and obsolete inventory of approximately $0.8 million, $1.9 million and $1.2 million, respectively. For the three months ended March 31, 2006 and 2005, we recorded charges for excess and obsolete inventory of approximately $0.4 million and $0.6 million, respectively. As of March 31, 2006 we had inventory of $52.6 million, net of a reserve for excess and obsolete inventory of $5.2 million.

Warranty Liability. We provide an allowance for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates. Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures. For the years ended December 31, 2005 and 2004, we (i) recorded charges for estimated warranty costs of approximately $1.3 million and $3.4 million, respectively and (ii) paid and/or settled warranty claims of approximately $1.5 million and $3.7 million, respectively. For the three months ended March 31, 2006 and 2005, we (i) recorded charges for estimated warranty costs of approximately $0.4 million and $0.5 million, respectively and (ii) paid and/or settled warranty claims of approximately $0.1 million and $0.5 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required. Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Effective with the adoption of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, however they are tested annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired, and if the carrying value is greater than the fair value an impairment loss is recorded. Impairment is tested at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value. Actual results may differ from these estimates under different assumptions or conditions. If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. As of March 31, 2006, goodwill is recorded at a carrying value of approximately $146.3 million. Goodwill is tested for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review.

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

Accounting for Stock-Based Awards. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment. Prior to January 1, 2006, we had applied the intrinsic value method of accounting for stock options granted to our employees and directors under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, employee and director compensation expense was recognized only for those options whose exercise price was less than the market value of our common stock at the measurement date.

We have adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, the Company recorded a pre-tax expense of $0.2 million for stock options compensation and classified this cost as part of selling, general and administrative expense in its consolidated statements of operations for the three months ended March 31, 2006. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.01 per share. The proforma cost of stock options compensation for the three months ended March 31, 2005 was $0.7 million, for which no expense was recorded as allowed under the provisions of APB Opinion No. 25. For stock options granted as of March 31, 2006, the Company expects to record, on a pre-tax basis, approximately $0.8 million of compensation expense during 2006. See Note 9. - “Stock-Based Compensation.”

Results of Operations for the Three Month Period Ended March 31, 2006 Compared to the Three Month Period Ended March 31, 2005.

During the three months ended March 31, 2006, we exited our independent aftermarket businesses. These businesses remanufactured and distributed domestic and foreign engines and distributed domestic transmissions to independent aftermarket customers and were reported as “Other” in segment information previously disclosed. Accordingly, the operations of these businesses have been reflected in the accompanying consolidated financial statements and this management’s discussion and analysis as discontinued operations for all periods presented.

Income from continuing operations was $5.7 million for the three months ended March 31, 2006 and 2005. Income from continuing operations per diluted share was $0.26 for the three months ended March 31, 2006 and $0.27 for the three months ended March 31, 2005. Our results for 2006 included a charge of $1.1 million (net of tax) related to the write-off of deferred debt issuance costs associated with the early termination of our old credit facility and exit, disposal, certain severance and other charges of $0.1 million (net of tax), partially offset by an income tax benefit of $0.4 million, net of tax, related to the revaluation of our deferred income tax attributes. Our results for 2005 included exit, disposal, certain severance and other charges of $0.1 million (net of tax). Excluding these items, income from continuing operations increased primarily as a result of:

•
an increase in volumes in our Logistics segment, primarily related to an increase in our base business with Cingular and the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales;

partially offset by:

•
lower volumes of Ford and Chrysler transmissions believed to be associated with inventory corrections in our customers’ distribution channels − we expect these inventory corrections to be largely completed during the second quarter of 2006; and

•	scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to recent contract renewals.

Net Sales

Net sales increased $31.5 million, or 35.8%, to $119.4 million for the three months ended March 31, 2006 from $87.9 million for the three months ended March 31, 2005. This increase was primarily due to:

•
an increase in volumes in our Logistics segment, primarily related to an increase in our base business with Cingular and the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales; and

•
an increase in volume of medium/heavy duty remanufactured transmissions in our Drivetrain segment related to the roll-out of the program we launched for Allison in the fourth quarter of 2005. Under the terms of our remanufacturing program with Allison, we are required to purchase the transmission core. Accordingly, our results for the three months ended March 31, 2006 reflect $6.5 million for core included in both net sales and cost of goods sold;

partially offset by:

•
lower volumes of Ford and Chrysler transmissions believed to be associated with inventory corrections in our customers’ distribution channels − we expect these inventory corrections to be largely completed during the second quarter of 2006; and

•	scheduled price reductions to certain customers in our Drivetrain Remanufacturing and Logistics segments pursuant to recent contract renewals.

Of our net sales for the three months ended March 31, 2006 and 2005, Cingular accounted for 41.1% and 29.4%, Ford accounted for 13.9% and 24.2%, Honda accounted for 16.7% and 20.7% and DaimlerChrysler accounted for 8.2% and 15.5%, respectively.

Gross Profit

Gross profit increased $2.5 million, or 11.5%, to $24.2 million for the three months ended March 31, 2006 from $21.7 million for the three months ended March 31, 2005. The increase was primarily the result of the factors described above under “Net Sales”, combined with benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. Additionally, gross profit as a percentage of net sales decreased to 20.3% for the three months ended March 31, 2006 from 24.7% for the three months ended March 31, 2005. This decrease in gross profit as a percentage of net sales was primarily due to the change in mix of new business in our Logistics segment, the impact of core revenue from our medium/heavy-duty transmission remanufacturing program and scheduled price reductions, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased $1.1 million, or 9.6%, to $12.6 million for the three months ended March 31, 2006 from $11.5 million for the three months ended March 31, 2005. The net increase is primarily the result of an increase in costs associated with revenue growth in our Logistics Segment as well as for new product development in our Drivetrain Remanufacturing segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. As a percentage of net sales, SG&A expense decreased to 10.5% for the three months ended March 31, 2006 from 13.0% for the three months ended March 31, 2005.

Exit, Disposal, Certain Severance and Other Charges.

During the three months ended March 31, 2006, we recorded $0.1 million of these costs related to certain severance costs recorded in our Drivetrain Remanufacturing segment. During the three months ended March 31, 2005, we recorded $0.1 million of these costs primarily related to our capacity expansion within the Logistics segment.

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

Operating Income

Operating income increased $1.4 million, or 13.9%, to $11.5 million for the three months ended March 31, 2006 from $10.1 million for the three months ended March 31, 2005. This increase is primarily the result of the factors described above under “Net Sales” and “Gross Profit.” As a percentage of net sales, operating income decreased to 9.7% from 11.5%. This decrease was primarily due to the change in mix of new business in our Logistics segment, the impact of core revenue from our medium/heavy-duty transmission reman program and scheduled price reductions, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives

Interest Income

Interest income decreased $0.4 million, or 50.0%, to $0.4 million for the three months ended March 31, 2006 from $0.8 million for the three months ended March 31, 2005. This decrease was primarily due to the redemption of the note receivable from the Distribution Group in the second quarter of 2005, partially offset by higher cash balances invested in cash and equivalents during 2006 as compared to 2005. We expect lower interest income in 2006 as compared to 2005, due to the structure of our new revolving credit facility, which allows the use of cash and equivalents to repay outstanding debt without a corresponding reduction in borrowing capacity.

Interest Expense

Interest expense decreased $0.2 million, or 10.0%, to $1.8 million for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005. This decrease was primarily due to a reduction in total debt outstanding, partially offset by a general increase in interest rates in 2006 as compared to 2005. We expect lower interest expense in 2006 as compared to 2005 due to the structure of our new revolving credit facility, which in addition to a reduced borrowing cost, allows the use of cash and equivalents to repay outstanding debt without a corresponding reduction in borrowing capacity.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations decreased to 32.2% for the three months ended March 31, 2006, from 36.5% for the three months ended March 31, 2005. During the three months ended March 31, 2006, we recorded a tax benefit of $0.4 million related to the valuation of our deferred income taxes. Based on our current estimate of the distribution of taxable income by state and currently enacted laws, we expect an effective income tax rate of approximately 36.5% for the balance of 2006.

Discontinued Operations

During the three months ended March 31, 2006, we made a decision to discontinue our independent aftermarket businesses. These businesses remanufactured and distributed domestic and foreign engines and distributed domestic transmissions to independent aftermarket customers and were reported as “Other” in segment information previously disclosed. As a result of this decision, we recorded an after-tax loss from discontinued operations of $8.9 million during the three months ended March 31, 2006. On a pre-tax basis, this loss included (i) $10.2 million of inventory write-downs, (ii) $1.4 million for the impairment of goodwill, (iii) $0.8 million of fixed asset impairment charges and (iv) $0.3 million for the write-down of accounts receivable balances.

During the three months ended March 31, 2005, we reported a loss of $0.3 million, net of tax, primarily from the reclassified results of our independent aftermarket businesses.

See Note 12. “Discontinued Operations.”

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2006		2005
Net sales	$57.7	100.0%	$56.7	100.0%
Segment profit	$5.5	9.5%	$6.6	11.6%

Net Sales. Net sales increased $1.0 million, or 1.8%, to $57.7 million for the three months ended March 31, 2006 from $56.7 million for the three months ended March 31, 2005. The increase was primarily due to:

•
an increase in volume of medium/heavy duty remanufactured transmissions related to the roll-out of the program we launched for Allison in the fourth quarter of 2005. Under the terms of our remanufacturing program with Allison, we are required to purchase the transmission core. Accordingly, our results for the three months ended March 31, 2006 reflect $6.5 million for core included in both net sales and cost of goods sold; and

•	an increase in volume of Honda remanufactured transmissions;

partially offset by:

•
lower volumes of Ford and Chrysler transmissions believed to be associated with inventory corrections in our customers’ distribution channels − we expect these inventory corrections to be largely completed during the second quarter of 2006; and

•	scheduled price reductions to certain customers pursuant to recent contract renewals.

Of our segment net sales for the three months ended March 31, 2006 and 2005, Honda accounted for 34.5% and 32.1%, Ford accounted for 28.8% and 37.2% and DaimlerChrysler accounted for 17.0% and 24.0%, respectively.

Exit, Disposal, Certain Severance and Other Charges. During the three months ended March 31, 2006, we recorded a charge of $0.1 million related to certain severance costs incurred in our European operations. There were no similar costs recorded in 2005.

Segment Profit. Segment profit decreased $1.1 million, or 16.7%, to $5.5 million (9.5% of segment net sales) for the three months ended March 31, 2006 from $6.6 million (11.6% of segment net sales) for the three months ended March 31, 2005. This resulted primarily from the factors described above under “Net Sales” and an increase in costs related to new product development, partially offset by benefits resulting from our lean and continuous improvement program and other cost reductions and a reduction of $0.5 million in allocated corporate overhead pursuant to our stated accounting policy of allocating corporate overhead based upon segment profitability.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2006		2005
Net sales	$61.7	100.0%	$31.2	100.0%
Segment profit	$6.0	9.7%	$3.5	11.2%

Net Sales. Net sales increased $30.5 million, or 97.8%, to $61.7 million for the three months ended March 31, 2006 from $31.2 million for the three months ended March 31, 2005. This increase was primarily attributable to an increase in volumes, primarily related to an increase in our base business with Cingular and the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales. Sales to Cingular accounted for 79.6% and 82.8% of segment net sales for the three months ended March 31, 2006 and 2005, respectively.

Exit, Disposal, Certain Severance and Other Charges. During the three months ended March 31, 2005, we recorded $0.1 million of these costs primarily related to our capacity expansion. There were no similar costs recorded in 2006.

Segment Profit. Segment profit increased $2.5 million, or 71.4%, to $6.0 million (9.7% of segment net sales) for the three months ended March 31, 2006 from $3.5 million (11.2% of segment net sales) for the three months ended March 31, 2005. The increase was primarily the result of the factors described above under “Net Sales” coupled with benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price reductions to certain customers pursuant to recent contract renewals and an increase of $0.7 million in allocated corporate overhead pursuant to our stated accounting policy of allocating corporate overhead based upon segment profitability.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $4.6 million at March 31, 2006. Net cash used in operating activities from continuing operations was $3.4 million for the three-month period then ended. During the period, we used $12.7 million of cash from our working capital accounts related to:

•  $5.1 million for accounts receivable primarily as the result of increased sales volumes to customers in our Logistics segment,

•  $2.5 million for inventories primarily related to increased test and repair volume in our Logistics segment;

•  $4.4 million for accounts payable and accrued expenses primarily due to the payment of 2005 incentive compensation, and

•  $0.7 million from prepaid and other assets.

Net cash used in investing activities of $2.6 million for the period was primarily due to (i) capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts and (ii) purchases of investments for our nonqualified deferred compensation plan.  Net cash used in financing activities of $37.6 million included payments of $90.7 million related to the termination of our old credit facility, $4.4 million for treasury stock repurchases of 202,624 shares of our common stock and $0.8 million of payments for debt issuance costs related to our new credit facility (see discussion below), partially offset by $55.3 million of borrowings under our new credit facility and $2.5 million of cash proceeds and $0.4 million of tax benefits from the exercise of stock options by our employees.

For 2006, we have planned approximately $16 million for capital expenditures, consisting of approximately $8 million in support of new business initiatives and $8 million in support of capacity maintenance and cost reduction initiatives.

Our new credit agreement provides for a $150.0 million revolving credit facility available through March 2011. Our credit facility also provides for the ability to increase the facility by up to $75.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios. Amounts advanced under the credit facility are guaranteed by all of our domestic subsidiaries and secured by substantially all of our assets and the assets of our domestic subsidiaries.

At our election, amounts advanced under the revolving credit facility will bear interest at either (i) the Base Rate plus a specified margin or (ii) the Eurocurrency Rate plus a specified margin. The Base Rate is equal to the higher of (a) the lender’s prime rate or (b) the federal funds rate plus 0.50%. The applicable margins for both Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.

As of March 31, 2006, our borrowing capacity under the new credit facility was $92.7 million, net of $2.0 million for outstanding letters of credit.

We were in compliance with all the credit facility’s debt covenants as of March 31, 2006.

Our revolving credit agreement with HSBC Bank Plc provides for £0.5 million, or $0.9 million in U.S. dollars, to finance the working capital requirements of our U.K. subsidiary. Amounts advanced are secured by substantially all the assets of our U.K. subsidiary. Interest accrues at the HSBC Bank prime lending rate plus 1.50% and is payable monthly. HSBC Bank may at any time demand repayment of all sums owing. As of March 31, 2006, there were no amounts outstanding under this line of credit.

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

On February 16, 2006, we announced our intention to commence a program for the repurchase of up to 2% of our outstanding common stock during the balance of 2006. It is our intent to repurchase shares, from time to time, to offset the potential dilutive impact of stock option exercises and restricted stock grants under our stock incentive plans. During the three months ended March 31, 2006, we repurchased 200,169 shares of our common stock for approximately $4.3 million pursuant to this program.

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

Contractual Obligations

Due to the termination of our old credit facility and establishment of the new $150.0 million revolving credit facility, we have updated our contractual obligations from the information previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005. The following table summarizes our contractual obligations expressed in millions of dollars as of March 31, 2006:

	Total	Less than 1 year		1 - 3 years		3 - 5 years	More than 5 years

Debt Obligations:
Principal balance on credit facility	$55.3	$	−	$	−	$55.3	$	−
Interest on credit facility (1)	16.3		3.3		6.5	6.5		-
Amount due to sellers of acquired companies	0.1		0.1		−	−		−
Total debt obligations	71.7		3.4		6.5	61.8		-

Operating lease obligations	28.6		8.0		11.4	4.3		4.9
Purchase obligations	0.7		0.5		0.2	−		−
Executive compensation agreements (2)	0.8		0.3		0.5	−		−
Deferred compensation (3)	0.7		0.1		0.3	0.2		0.1
Total	$102.5		$12.3		$18.9	$66.3		$5.0

(1)
Amount represents estimated interest expense obligations on borrowings outstanding under our credit facility as of March 31, 2006. Interest is determined assuming the revolving balance outstanding was paid off on March 31, 2011, the expiration date of the credit facility. Interest on floating rate debt is estimated using interest rates in effect as of March 31, 2006.

(2)	Represents amounts payable to our former CEO and former CFO.

(3)
Relates to the 1997 acquisition of ATS, which requires us to make certain payments to key employees of the seller on various dates subsequent to the closing date. Through March 31, 2006, we had made $2.9 million of these payments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments. We do not hold or issue derivative financial instruments for trading purposes. We have used derivative financial instruments to manage our exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business. As of March 31, 2006, we were not using any derivative financial instruments.

Interest Rate Exposure. Based on our overall interest rate exposure during the three months ended March 31, 2006 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows. As of March 31, 2006, interest rate movements of 100 basis points would have resulted in an approximate $0.6 million increase or decrease in interest expense over a one-year period.

Foreign Exchange Exposure. Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars. We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows. For the three months ended March 31, 2006, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $19 thousand.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Todd R. Peters, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of March 31, 2006, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 31, 2006, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2006, we announced our intention to commence a program for the repurchase of up to 2% of our outstanding common stock during the balance of 2006. We plan to repurchase shares, from time to time, to offset the potential dilutive impact of stock option exercises and restricted stock grants under our stock incentive plans. As part of this program, we purchased 200,169 shares of our common stock at an aggregate cost of $4,333,152 during the three months ended March 31, 2006.

On March 9, 2006, our Chief Financial Officer delivered to us 2,455 shares of our outstanding common stock in payment of $53,519 of withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans. Per the stock incentive plans, the shares delivered to us were valued at $21.80 per share, the closing price of our common stock on the vesting date of the restricted stock.

Following is a summary of treasury stock acquisitions made during the three month period ended March 31, 2006:
Period	Total number of Shares Purchased		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1-31, 2006	-	$	−	−	−
February 1-28, 2006	-	$	−	−	−
March 1-31, 2006	202,624		$21.65	202,624	235,865
(1) Excludes shares acquired under our stock incentive plans to satisfy withholding tax obligations of employees and nonemployee directors upon the vesting of restricted stock.

As a holding company with no independent operations, our ability to pay cash dividends is dependent upon the receipt of dividends or other payments from our subsidiaries. In addition, the agreement for our bank credit facility contains certain covenants that, among other things, place significant limitations on the payment of dividends.

Item 6.  Exhibits

10.1	Credit Agreement, dated as of March 21, 2006, made by Aftermarket Technology Corp., Bank of America, N.A. and the other Lenders party thereto.

10.2	Guaranty and Collateral Agreement, dated as of March 21, 2006, made by Aftermarket Technology Corp., certain of its subsidiaries and Bank of America, N.A., as administrative agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

AFTERMARKET TECHNOLOGY CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date: April 26, 2006	/s/ Todd R. Peters
Todd R. Peters, Vice President and Chief Financial Officer

•	Todd R. Peters is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.