Form 10-Q
period 2006-06-30
AFTERMARKET TECHNOLOGY CORP
filed 2006-07-25
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

As of July 21, 2006, there were 22,104,530 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

i

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,610	$45,472
Accounts receivable, net	78,504	71,881
Inventories	58,356	50,058
Prepaid and other assets	3,689	4,396
Refundable income taxes	1,490	689
Deferred income taxes	12,372	11,446
Assets of discontinued operations	5,982	18,562
Total current assets	166,003	202,504

Property, plant and equipment, net	51,995	54,153
Debt issuance costs, net	743	1,981
Goodwill	146,653	146,176
Intangible assets, net	579	292
Other assets	1,625	427
Assets of discontinued operations	-	2,247
Total assets	$367,598	$407,780

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$36,377	$41,294
Accrued expenses	18,098	23,130
Credit facility	-	10,062
Amounts due to sellers of acquired companies	76	94
Deferred compensation	136	136
Liabilities of discontinued operations	3,546	4,757
Total current liabilities	58,233	79,473

Amount drawn on credit facility, less current portion	49,200	80,623
Deferred compensation, less current portion	2,062	847
Other long-term liabilities	2,074	2,200
Deferred income taxes	24,851	23,407

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,096,220 and 26,539,926
as of June 30, 2006 and December 31, 2005, respectively	271	265
Additional paid-in capital	221,484	212,678
Retained earnings	81,454	77,890
Accumulated other comprehensive income	2,271	1,186
Unearned compensation	-	(1,160)
Common stock held in treasury, at cost - 4,991,690 and 4,774,374 shares
as of June 30, 2006 and December 31, 2005, respectively	(74,302)	(69,629)
Total stockholders' equity	231,178	221,230

Total liabilities and stockholders' equity	$367,598	$407,780

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net sales:
Products	$55,864	$65,301	$113,571	$122,025
Services	66,157	33,793	127,856	64,990
Total net sales	122,021	99,094	241,427	187,015

Cost of sales:
Products	43,739	48,697	89,297	91,667
Services	51,836	25,431	101,445	48,649
Total cost of sales	95,575	74,128	190,742	140,316

Gross profit	26,446	24,966	50,685	46,699

Selling, general and administrative expense	13,659	12,018	26,234	23,485
Amortization of intangible assets	30	32	61	63
Exit, disposal, certain severance and other charges	581	348	687	434

Operating income	12,176	12,568	23,703	22,717

Interest income	43	408	468	1,210
Other income (expense), net	(98)	624	(71)	600
Equity in income of investee	-	20	-	-
Write-off of debt issuance costs	-	-	(1,691)	-
Interest expense	(919)	(1,920)	(2,757)	(3,871)

Income from continuing operations before income taxes	11,202	11,700	19,652	20,656

Income tax expense	4,390	4,270	7,111	7,539

Income from continuing operations	6,812	7,430	12,541	13,117

Gain (loss) from discontinued operations,
net of income taxes	(48)	24	(8,977)	(313)

Net income	$6,764	$7,454	$3,564	$12,804

Per common share - basic:
Income from continuing operations	$0.31	$0.35	$0.58	$0.62
Gain (loss) from discontinued operations	$-	$-	$(0.41)	$(0.01)
Net income	$0.31	$0.35	$0.16	$0.60

Weighted average number of common shares
outstanding	21,780	21,255	21,722	21,213

Per common share - diluted:
Income from continuing operations	$0.31	$0.35	$0.57	$0.61
Gain (loss) from discontinued operations	$-	$-	$(0.41)	$(0.01)
Net income	$0.31	$0.35	$0.16	$0.60

Weighted average number of common and
common equivalent shares outstanding	22,024	21,436	21,989	21,414

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months ended June 30,
	2006	2005
	(Unaudited)
Operating Activities:
Net income	$3,564	$12,804

Adjustments to reconcile net income to net cash provided by
operating activities - continuing operations:
Net loss from discontinued operations	8,977	313
Write-off of debt issuance costs	1,691	-
Depreciation and amortization	6,646	6,544
Noncash stock-based compensation	1,118	447
Amortization of debt issuance costs	333	661
Adjustments to provision for losses on accounts receivable	96	128
Loss on sale of equipment	185	3
Deferred income taxes	495	6,165
Changes in operating assets and liabilities,
net of businesses acquired or discontinued/sold:
Accounts receivable	(6,223)	(12,856)
Inventories	(6,884)	4,300
Prepaid and other assets	(84)	2,152
Accounts payable and accrued expenses	(9,080)	(9,575)
Net cash provided by operating activities - continuing operations	834	11,086

Net cash provided by operating activities - discontinued operations	4,279	811

Investing Activities:
Purchases of property, plant and equipment	(4,143)	(10,830)
Purchases of available-for-sale securities	(2,911)	-
Purchase of assets of a business	(1,746)	-
Proceeds from sales of available-for-sale securities	1,741	-
Proceeds from redemption of note receivable from sale of business	-	8,365
Proceeds from sale of equipment	24	-
Net cash used in investing activities - continuing operations	(7,035)	(2,465)

Net cash provided by (used in) investing activities - discontinued operations	110	(15)

Financing Activities:
Payments on term debt	(90,685)	(15,834)
Borrowings on revolving credit facility, net	49,200	-
Payment of debt issuance costs	(786)	-
Proceeds from exercise of stock options	7,363	1,173
Tax benefit from stock-based award transactions	1,492	-
Payments on amounts due to sellers of acquired companies	(25)	(2,425)
Repurchases of common stock for treasury	(4,673)	(280)
Net cash used in financing activities	(38,114)	(17,366)

Effect of exchange rate changes on cash and cash equivalents	64	(32)

Decrease in cash and cash equivalents	(39,862)	(7,981)

Cash and cash equivalents at beginning of period	45,472	18,085
Cash and cash equivalents at end of period	$5,610	$10,104

Cash paid during the period for:
Interest	$2,944	$3,348
Income taxes, net	1,456	1,116

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

During the three months ended March 31, 2006, the Company discontinued its Independent Aftermarket businesses. These businesses were reported as “Other” in segment information previously disclosed. The results of these businesses are presented as discontinued operations in the accompanying financial statements. As a result of the discontinuance of the Independent Aftermarket businesses, for the three months ended June 30, 2006 and 2005, revenues of $3,078 and $6,026, and an after-tax loss of $48 ($0.00 per common share - basic and diluted) and an after-tax gain of $24 ($0.00 per common share - basic and diluted), and for the six months ended June 30, 2006 and 2005, revenues of $7,714 and $12,066, and after-tax losses of $8,977 ($0.41 per common share - basic and diluted) and $229 ($0.01 per common share - basic and diluted) were reported as discontinued operations. (See Note 12 - Discontinued Operations.)

Certain prior-year amounts have been reclassified to conform to the 2006 presentation.

Note 2.	Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005

Raw materials, including core inventories	$47,989	$42,742
Work-in-process	1,756	1,538
Finished goods	8,611	5,778
	$58,356	$50,058

Note 3.	Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, is summarized as follows:

	June 30, 2006	December 31, 2005

Property, plant and equipment	$127,903	$124,697
Accumulated depreciation	(75,908)	(70,544)
	$51,995	$54,153

Note 4.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill by reportable segment is summarized as follows:

	Drivetrain	Logistics	Other/Unallocated	Consolidated
Balance at December 31, 2005	$127,068	$18,973	$135	$146,176
Effect of exchange rate changes from the translation of U.K. subsidiary	477	−	−	477
Balance at June 30, 2006	$127,545	$18,973	$135	$146,653

The Company’s intangible assets, primarily consisting of non-compete agreements being amortized over their estimated useful lives are summarized as follows:

	June 30, 2006	December 31, 2005

Intangible assets	$1,615	$1,261
Less: Accumulated amortization	(1,036)	(969)
	$579	$292

During June 2006, the Company purchased assets valued at $1,746 from one of its suppliers, acquiring a business which the Company had previously outsourced to this supplier. As part of the asset purchase agreement, the Company received from the supplier a three year non-compete agreement valued at $348.

Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2006 (remainder)	$124
2007	241
2008	138
2009	55
2010	1

Note 5.	Warranty Liability

The Company offers various product warranties for transmissions and engines sold to its customers in the Drivetrain segment. The specific terms and conditions of the warranties vary depending upon the customer and the product sold. Factors that affect the Company’s warranty liability include number of products sold, historical and anticipated rates of warranty claims and cost per claim. The Company accrues for estimated warranty costs as sales are made and periodically assesses the adequacy of its recorded warranty liability, included in accrued expenses, and adjusts the amount as necessary.

Changes to the Company’s warranty liability during the six months ended June 30, 2006 are summarized as follows:

Balance at December 31, 2005	$2,499
Warranties issued	625
Claims paid/settlements	(449)
Changes in liability for pre-existing warranties	(292)
Balance at June 30, 2006	$2,383

Note 6.	Credit Facilities

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets. The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries. The Company was in compliance with all debt covenants at June 30, 2006.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty.

At June 30, 2006, $49,200 was outstanding under the Credit Facility and the Company had $2,015 of letters of credit issued against the Credit Facility.

Note 7.	Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and six months ended June 30, 2006 and 2005, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net income	$6,764	$7,454	$3,564	$12,804
Other comprehensive income (loss):
Currency translation adjustments	856	(851)	1,075	(1,401)
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(34)	−	10	−
	$7,586	$6,603	$4,649	$11,403

Note 8.	Repurchases of Common Stock

On February 16, 2006, the Company announced its intention to commence a program for the repurchase of up to 2% of its outstanding common stock during the balance of 2006. The Company plans to repurchase shares, from time to time, to offset the potential dilutive impact of stock option exercises and restricted stock grants under our stock incentive plans. As part of this program, the Company purchased 200,169 shares of its common stock at an aggregate cost of $4,333 during 2006.

Also during 2006, certain officers and employees of the Company delivered to the Company 13,980 shares of the Company’s common stock in payment of $340 of withholding tax obligations arising from the vesting of restricted stock awards. Per the stock incentive plan under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plan and are available for future grant.

In May 2006, 3,167 shares of the Company’s common stock were returned to treasury at no cost, from the forfeiture of restricted stock awards.

Note 9.	Stock-Based Compensation

Stock Incentive Plans

The Company provides stock options and other incentive stock awards (“Stock Awards”) to employees, non-employee directors and independent contractors under its 2006 Stock Incentive Plan (the “2006 Plan”), 2004 Stock Incentive Plan (the “2004 Plan”), its 2002 Stock Incentive Plan (the “2002 Plan”), its 2000 Stock Incentive Plan (the “2000 Plan”), its 1998 Stock Incentive Plan (the “1998 Plan”) and its 1996 Stock Incentive Plan, which expired on July 29, 2004, (the “1996 Plan”) (collectively the “Plans”), all of which have been approved by the Company’s shareholders. The 1996, 1998, 2000 and 2002 plans provide for granting of non-qualified and incentive stock option awards while the 2004 and 2006 plans provide for the granting of non-qualified stock option awards but not incentive options. Stock options under the Plans are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of grant with vesting periods ranging from six months to five years, as determined by the Board of Directors or the Compensation and Nominating Committee of the Board of Directors. Options under the Plans expire 10 years from the date of grant. For options exercised by participants of the Plans, the Company issues new shares of its common stock. The 2006, 2004, 2002, 2000 and 1998 plans authorize the issuance of 1,100,000, 1,000,000, 1,000,000, 750,000 and 1,200,000 shares of the Company’s common stock, respectively. Shares available for grant under the Plans in the aggregate were 1,177,104 and 346,559 as of June 30, 2006 and December 31, 2005, respectively.

Accounting and Reporting for Stock-Based Awards

Prior to January 1, 2006, the Company applied the intrinsic value method of accounting for the stock options granted to its employees and directors under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Accordingly, employee and director compensation expense was recognized only for those options whose exercise price was less than the market value of the Company’s common stock at the measurement date.

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

For stock options granted by the Company with graded vesting provisions, the Company applies an accelerated attribution method and separately amortizes each vesting tranche over its particular vesting period.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations for the three and six months ended June 30, 2006 was lowered by $172 (net of income taxes of $102) and $319 (net of income taxes of $188), respectively. The Company classified the pre-tax stock options compensation cost of $274 and $507 for the three and six months ended June 30, 2006, as part of selling, general and administrative expense in its consolidated statements of income, respectively. The impact on both basic and diluted earnings per share for each of the three and six months ended June 30, 2006 was $0.01 per share. In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit of stock option exercises as operating cash flows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows.

Pro Forma Information under SFAS No. 123

During June 2005, the Company granted 406,125 stock options to certain directors and employees at an exercise price equal to the market price of the Company’s common stock on the grant date. These options became fully exercisable after a six month vesting period. For the three months ended June 30, 2005, the Company recognized $178, net of tax, of pro forma compensation expense related to this grant. Also during June 2005, the Company accelerated the vesting of 74,672 stock options whose exercise prices were above the Company’s closing stock price on the date the vesting of the options was accelerated. As a result, included in pro forma compensation expense for the three months ended June 30, 2005 is a charge of $376, net of tax, resulting from the accelerated vesting of such options. The accelerated vesting of these stock options was intended to eliminate a possible compensation expense associated with these options in future periods due to the adoption of SFAS No. 123R.

Had compensation cost for the Company’s stock-based award plans been determined in accordance with SFAS No. 123, and recognized as compensation expense on a ratable basis over the applicable vesting period, the Company’s reported income from continuing operations and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005
Income from continuing operations as reported	$7,430	$13,117
Stock-based employee compensation costs included in the determination of income from continuing operations as reported, net of income taxes	117	284
Stock-based employee compensation costs that would have been included in the determination of income from continuing operations if the fair value based method had been applied to all awards, net of income taxes	(924)	(1,535)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$6,623	$11,866

Basic earnings per common share:
Income from continuing operations as reported	$0.35	$0.62
Pro forma as if the fair value based method had been applied to all awards	$0.31	$0.56

Diluted earnings per common share:
Income from continuing operations as reported	$0.35	$0.61
Pro forma as if the fair value based method had been applied to all awards	$0.31	$0.55

Stock Option Valuation Information

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model assuming no expected dividends. During 2006, the Company performed a review of past stock option exercise and forfeiture activity and identified two groups of optionees for purposes of applying the Black-Scholes option-pricing model. The expected term of stock option awards granted is derived from historical exercise and forfeiture experience for each of the two groups of optionees and represents the period of time that stock options awards granted are expected to be outstanding for each optionee group. The expected term assumption incorporates the contractual term of an option grant as well as the vesting period of an award. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The risk-free interest rate is based on the implied yield on a U.S Treasury constant maturity with a remaining term equal to the expected term of the option granted.

Following are the weighted-average assumptions used to calculate the fair value of stock options granted by the Company during the time periods indicated:

	For the six months ended June 30,	For the years ended December 31,
	2006	2005	2004	2003
Expected volatility	38.11%	39.39%	65.71%	78.77%
Risk-free interest rates	5.01%	3.69%	3.05%	2.95%
Expected lives	3.7 years	2.5 years	3.7 years	4.3 years

Stock Options

A summary of the Plans’ stock option activities during the six months ended June 30, 2006 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,798,139	$18.43
Granted at market price	200,998	$24.63
Exercised	(462,690)	$15.91
Forfeited	(8,000)	$14.89
Outstanding at June 30, 2006	1,528,447	$20.03	7.3	$9,168

Vested and expected to vest at June 30, 2006	1,499,390	$19.98	7.2	$9,101
Exercisable at June 30, 2006	1,131,946	$20.18	6.7	$7,093

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on June 30, 2006 and the exercise price of each stock option, multiplied by the number of in-the-money stock options. This amount changes based upon the fair market value of the Company’s common stock. Total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $2,638 and $3,707, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2006 was estimated at $8.67 per share.

The following summarizes information about options outstanding as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Shares	Weighted- Average Exercise Prices

$4.56 - $7.00	42,165	4.8 years	$5.01	42,165	$5.01
$7.01 - $12.00	97,499	5.8 years	$10.08	86,166	$10.09
$12.01 - $15.00	398,827	7.6 years	$14.49	220,657	$14.43
$15.01 - $20.00	292,958	8.2 years	$16.55	286,958	$16.49
$20.01 - $30.00	696,998	7.0 years	$26.96	496,000	$27.91
	1,528,447	7.3 years	$20.03	1,131,946	$20.18

Restricted Stock

The Company also awards shares of its common stock to certain directors and employees in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of the Company’s common stock on the date of issuance as unearned compensation and amortized ratably as expense over the applicable vesting period.

The following summarizes the status of the Restricted Stock as of June 30, 2006 and changes during the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2006	144,121	$15.38
Granted	93,604	$24.65
Vested	(52,791)	$15.44
Forfeited	(3,167)	$15.65
Unvested balance at June 30, 2006	181,767	$20.13

As of June 30, 2006, there was $2,805 of total unrecognized compensation cost related to Restricted Stock granted under the Plans. That cost is expected to be recognized over the weighted-average period of 1.56 years. The total fair value of shares that vested during the three and six months ended June 30, 2006 was $1,105 and $1,287, respectively.

Note 10.	Segment Information

Within the Company, financial performance is measured by lines of business. The Company aggregates certain of its operating units to form two reportable segments: the Drivetrain segment and the Logistics segment. The Drivetrain segment primarily sells remanufactured transmissions directly to Ford, Honda, DaimlerChrysler, Allison and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle. In addition, the Drivetrain segment sells select remanufactured engines primarily to certain European OEMs. The Company’s Logistics segment provides the following: (i) value-added warehouse, distribution and reverse logistics, test and repair, turnkey order fulfillment and information services for Cingular and, to a lesser extent, certain other customers in the wireless electronics industry including Nokia, T-Mobile and LG; (ii) logistics and reverse logistics services and automotive electronic components remanufacturing, primarily for General Motors, Delphi, Visteon and Thales; and (iii) returned material reclamation and disposition services and core management services primarily for General Motors. The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

The Company evaluates performance based upon operating income. The reportable segments’ accounting policies are the same as those of the Company. The Company fully allocates (i) corporate overhead generally based upon budgeted full year profit before tax and (ii) internal information systems costs based upon usage estimates.

The following table summarizes financial information relating to the Company’s reportable segments:

	Drivetrain	Logistics	Consolidated
For the three months ended June 30, 2006:
Net sales from external customers	$55,864	$66,157	$122,021
Exit, disposal, certain severance and other charges	581	−	581
Operating income	4,584	7,592	12,176

For the three months ended June 30, 2005:
Net sales from external customers	$65,301	$33,793	$99,094
Exit, disposal, certain severance and other charges	−	348	348
Operating income	9,280	3,288	12,568

For the six months ended June 30, 2006:
Net sales from external customers	$113,571	$127,856	$241,427
Exit, disposal, certain severance and other charges	687	−	687
Operating income	10,117	13,586	23,703

For the six months ended June 30, 2005:
Net sales from external customers	$122,025	$64,990	$187,015
Exit, disposal, certain severance and other (credits) charges	(20)	454	434
Operating income	15,928	6,789	22,717

Note 11.	Exit, Disposal, Certain Severance and Other Charges

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

During the three months ended June 30, 2006, the Company incurred severance and related charges of $581 primarily related to cost reduction initiatives at its Drivetrain segment manufacturing facilities in the United States.

Following is an analysis of the reserves relating to these activities:
Termination Benefits

Reserve as of December 31, 2005	$260
Provision	687
Payments	(857)
Adjustment	3
Reserve as of June 30, 2006	$93

During 2003, the Company completed a facilities consolidation activity within its Drivetrain segment. Following is an analysis of the remaining reserves related to this activity:

	Exit / Other Costs	Loss on Write-Down of Assets		Total

Reserve as of December 31, 2005	$83		$200	$283
Payments	(18)		-	(18)
Asset write-offs	−		(200)	(200)
Adjustment	(3)		−	(3)
Reserve as of June 30, 2006	$62	$	−	$62

Note 12.	Discontinued Operations

The Company’s Independent Aftermarket businesses remanufactured engines and distributed non-OEM branded remanufactured engines and transmissions directly to independent transmission and general repair shops and certain aftermarket parts retailers. These businesses had incurred operating losses since their beginning. On February 15, 2006, the Company made the decision to exit its Independent Aftermarket transmission and engine businesses. The transmission business ceased operations during the three months ended March 31, 2006. The Company signed an agreement dated June 1, 2006 to sell the engine business (see Note 14 - Subsequent Event). These businesses were not reportable segments and were reported as “Other” in segment information previously disclosed. During the three months ended March 31, 2006, the Company recorded a pre-tax charge of $12,670 related to the exit from these businesses which included (i) $10,190 for the write-down of inventory to estimated net realizable value, (ii) $1,385 for the impairment of goodwill, (iii) $780 for the write-down of property, plant and equipment and (iv) $315 for the write-down of accounts receivable. In addition, during the three months ended June 30, 2006, the Company adjusted its previous estimates and recorded (a) a gain of $287 related to the write-down of inventory, (b) a charge of $39 related to the write-down of accounts receivable and (c) $37 of severance costs.

Net sales for the Independent Aftermarket businesses were $3,078 and $6,026 for the three months ended June 30, 2006 and 2005, and $7,714 and $12,066 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the current assets of discontinued operations included accounts receivable and inventory of $3,050 and $2,014, respectively. As of December 31, 2005, the current assets of discontinued operations included accounts receivable and inventory of $3,414 and $15,093, respectively.

During 2004, General Motors resourced its remanufactured transmission program from the Company’s facility located in Gastonia, North Carolina, and consequently, the Company closed this facility. Upon the closure of the facility in the fourth quarter of 2004, the operations of this operating unit within the Company’s Drivetrain segment were reclassified as discontinued operations.

In connection with the Gastonia facility closure, the Company recorded a pre-tax charge of $28,379 during the third quarter of 2004 and an additional charge of $394 during the fourth quarter of 2004. During the first quarter of 2005, the Company recorded an additional charge of $131 primarily related to workers compensation claims from this discontinued operation. In addition, at the end of 2004, the Company transferred property, plant and equipment with a book value estimate of $1,896 from its Gastonia facility to other Drivetrain segment facilities located in the United States. During the third quarter of 2005, the Company completed its review and assessment of the equipment transferred from its Gastonia facility and revised its impairment estimate made on December 31, 2004, resulting in an additional charge of $1,012 ($643 net of tax) classified as loss from discontinued operations.

Details of the gain (loss) from discontinued operations are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2006	2005		2006	2005
Exit from Independent Aftermarket
Income (loss) from closure and pending disposition of businesses	$211	$	−	$(12,459)	$	−
Operating income (loss)	(584)		39	(1,040)		(360)
Income (loss) before income taxes	(373)		39	(13,499)		(360)
Income tax benefit (expense)	325		(15)	4,522		131
Income (loss) from Independent Aftermarket, net of income taxes	(48)		24	(8,977)		(229)

Disposal of Gastonia Operations:
Loss before income taxes	−		−	−		(131)
Income tax benefit	−		−	−		47
Loss from Gastonia operation, net of income taxes	−		−	−		(84)
Gain (loss) from discontinued operations, net of income taxes	$(48)		$24	$(8,977)		$(313)

Note 13.	Contingencies

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the "DG Sale") and now known as Axiom Automotive Technologies, the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future. These include the Company's indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including former manufacturing facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale. During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification. In addition, prior to the DG Sale several of the Distribution Group's real estate and equipment leases with terms ending on various dates through 2007, were guaranteed by the Company. These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group's obligations under such leases in the event that the Distribution Group does not honor those obligations. As of June 30, 2006, minimum lease obligations related to these leases totaled $601 for which the Company has no liability recognition requirement. The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees, however the Company holds no assets as collateral for these obligations.

Note 14.	Subsequent Event

On July 17, 2006, the Company completed the sale of its Independent Aftermarket engine business to Proformance Technologies, LLC. As part of the sale, the Company received proceeds of $2,051 which is subject to increase or decrease based upon the finalization of certain inventory and receivable amounts. The Company does not expect to record any significant additional adjustments to the loss from the sale of this business (see Note 12 - Discontinued Operations).

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements. For each of the years ended December 31, 2005, 2004 and 2003, our write-offs were less than $0.1 million. For the six months ended June 30, 2006 and 2005, our write-offs were approximately $0.1 million and $10 thousand, respectively. As of June 30, 2006, we had $78.5 million of accounts receivable, net of allowance for doubtful accounts of $1.0 million.

Reserve for Inventory Obsolescence. We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand. If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2005, 2004 and 2003, we recorded charges for excess and obsolete inventory of approximately $0.8 million, $1.9 million and $1.2 million, respectively. For the six months ended June 30, 2006 and 2005, we recorded charges for excess and obsolete inventory of approximately $0.4 million and $0.7 million, respectively. As of June 30, 2006 we had inventory of $58.4 million, net of a reserve for excess and obsolete inventory of $4.2 million.

Warranty Liability. We provide an allowance for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates. Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures. For the years ended December 31, 2005 and 2004, we (i) recorded charges for estimated warranty costs of approximately $1.3 million and $3.4 million, respectively and (ii) paid and/or settled warranty claims of approximately $1.5 million and $3.7 million, respectively. For the six months ended June 30, 2006 and 2005, we (i) recorded charges for estimated warranty costs of approximately $0.6 million and $0.9 million, respectively and (ii) paid and/or settled warranty claims of approximately $0.4 million and $0.9 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required. Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Effective with the adoption of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, however they are tested annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired, and if the carrying value is greater than the fair value an impairment loss is recorded. Impairment is tested at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value. Actual results may differ from these estimates under different assumptions or conditions. If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. As of June 30, 2006, goodwill is recorded at a carrying value of approximately $146.7 million. Goodwill is tested for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review.

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

Accounting for Stock-Based Awards. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment. Prior to January 1, 2006, we had applied the intrinsic value method of accounting for stock options granted to our employees and directors under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, employee and director compensation expense was recognized only for those options whose exercise price was less than the market value of the our common stock at the measurement date.

We have adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, for the three and six months ended June 30, 2006 we recorded pre-tax expense of $0.3 million and $0.5 million, respectively, for stock options compensation and classified this cost as part of selling, general and administrative expense in our consolidated statements of income. The impact on both basic and diluted earnings per share for each of the three and six months ended June 30, 2006 was approximately $0.01 per share. The proforma pre-tax cost of stock options compensation for the three and six months ended June 30, 2005 was $1.3 million and $2.0 million, respectively, for which no expense was recorded as allowed under the provisions of APB Opinion No. 25. For stock options granted as of June 30, 2006, we have yet to record, on a pre-tax basis, a total of $1.9 million of compensation expense which includes $0.8 million to be recognized over the last six months of 2006.

During 2006, we awarded share-based compensation to our employees and non-employee directors. A mix of stock options and restricted stock were granted to our non-employee directors, executive officers and business unit vice presidents and only restricted stock was granted to other employees. As compared to past awards, this award generally contained a greater number of restricted stock awards and a lower number of stock options. We made this change in an effort to match current market trends. See Note 9. - “Stock-Based Compensation.” For restricted stock granted as of June 30, 2006, we have yet to record, on a pre-tax basis, a total of $2.8 million of compensation expense which includes $1.0 million to be recognized over the last six months of 2006.

Results of Operations for the Three Month Period Ended June 30, 2006 Compared to the Three Month Period Ended June 30, 2005

During the three month period ended March 31, 2006, we exited our independent aftermarket businesses. These businesses remanufactured and distributed domestic and foreign engines and distributed domestic transmissions to independent aftermarket customers and were reported as “Other” in segment information previously disclosed. Accordingly, the operations of these businesses have been reflected in the accompanying consolidated financial statements and this management’s discussion and analysis as discontinued operations for all periods presented.

Income from continuing operations decreased $0.6 million, or 8.1%, to $6.8 million for the three months ended June 30, 2006 from $7.4 million for the three months ended June 30, 2005. Income from continuing operations per diluted share was $0.31 for the three months ended June 30, 2006 and $0.35 for the three months ended June 30, 2005. Our results for 2006 included exit, disposal, certain severance and other charges of $0.4 million (net of tax) and an income tax charge of $0.2 million related to the revaluation of our deferred income tax attributes related to a change in certain state tax law. Our results for 2005 included (i) a gain of $0.4 million (net of tax) from the early redemption of a note receivable and (ii) exit, disposal, certain severance and other charges of $0.2 million (net of tax). Other factors which caused an increase to income from continuing operations in 2006 as compared to 2005 included :

•
an increase in volumes in our Logistics segment, primarily related to an increase in our base business with Cingular and the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales;

partially offset by:

•
lower volumes of Ford and Chrysler transmissions we believe to be primarily associated with inventory corrections in our customers’ distribution channels; we believe these inventory corrections were largely completed during the second quarter of 2006;

•
a reduction in volume of DaimlerChrysler remanufactured transmissions due to DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (in 2005 DaimlerChrysler reversed this decision so we expect to see an increase in warranty volume in the future as they  begin  to add later  models and model years to the warranty program); and

•	scheduled price reductions to certain customers in our Drivetrain and Logistics segments pursuant to recent contract renewals.

Net Sales

Net sales increased $22.9 million, or 23.1%, to $122.0 million for the three months ended June 30, 2006 from $99.1 million for the three months ended June 30, 2005. This increase was primarily due to:

•	an increase in volumes in our Logistics segment, primarily related to an increase in our base business with Cingular and the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales; and

•
an increase in volume of medium/heavy duty remanufactured transmissions in our Drivetrain segment related to the roll-out of the program we launched for Allison in the fourth quarter of 2005 (under the terms of our remanufacturing program with Allison, we are required to purchase the transmission core; accordingly, our results for the three months ended June 30, 2006 reflect $5.3 million for core included in both net sales and cost of goods sold);

partially offset by:

•
lower volumes of Ford and Chrysler transmissions we believe to be primarily associated with inventory corrections in our customers’ distribution channels; we believe these inventory corrections were largely completed during the second quarter of 2006;

•
a reduction in volume of DaimlerChrysler remanufactured transmissions due to DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (in 2005 DaimlerChrysler reversed this decision so we expect to see an increase in warranty volume in the future as they begin to add later models and model years to the warranty program); and

•	scheduled price reductions to certain customers in our Drivetrain and Logistics segments pursuant to recent contract renewals.

Of our net sales for the three months ended June 30, 2006 and 2005, Cingular accounted for 45.7% and 28.4%, Ford accounted for 16.2% and 30.2%, Honda accounted for 14.5% and 17.3% and DaimlerChrysler accounted for 7.3% and 15.0%, respectively.

Gross Profit

Gross profit increased $1.4 million, or 5.6%, to $26.4 million for the three months ended June 30, 2006 from $25.0 million for the three months ended June 30, 2005. The increase was primarily the result of the factors described above under “Net Sales,” combined with benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. Additionally, gross profit as a percentage of net sales decreased to 21.7% for the three months ended June 30, 2006 from 25.2% for the three months ended June 30, 2005. This decrease in gross profit as a percentage of net sales was primarily due to the change in mix of new business in our Logistics segment, the impact of core revenue from our medium/heavy-duty transmission remanufacturing program and scheduled price reductions, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased $1.7 million, or 14.2%, to $13.7 million for the three months ended June 30, 2006 from $12.0 million for the three months ended June 30, 2005. The net increase is primarily the result of an increase in costs associated with revenue growth in our Logistics segment as well as for new product development in our Drivetrain segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. As a percentage of net sales, SG&A expense decreased to 11.2% for the three months ended June 30, 2006 from 12.1% for the three months ended June 30, 2005.

Exit, Disposal, Certain Severance and Other Charges.

During the three months ended June 30, 2006, we recorded $0.6 million ($0.4 million net of tax) of certain severance costs recorded in our Drivetrain segment. During the three months ended June 30, 2005, we recorded $0.3 million ($0.2 million net of tax) of exit, disposal, certain severance and other charges primarily related to our capacity expansion within the Logistics segment.

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

Operating Income

Operating income decreased $0.4 million, or 3.2%, to $12.2 million for the three months ended June 30, 2006 from $12.6 million for the three months ended June 30, 2005. This net decrease is primarily the result of the factors described above under “Net Sales,” “Gross Profit” and “SG&A Expense.” As a percentage of net sales, operating income decreased to 10.0% from 12.7%. This decrease was primarily due to the change in mix of new business in our Logistics segment, the impact of core revenue from our medium/heavy-duty transmission remanufacturing program and scheduled price reductions, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Interest Income

Interest income decreased to $43 thousand for the three months ended June 30, 2006 from $0.4 million for the three months ended June 30, 2005. This decrease was primarily due to the redemption of the note receivable from the Distribution Group in the second quarter of 2005, combined with lower cash balances invested in cash and equivalents during 2006 as compared to 2005. We expect lower interest income in 2006 as compared to 2005, due to the structure of our new revolving credit facility, which allows us to use cash to repay outstanding debt without a corresponding reduction in borrowing capacity.

Other Income (Expense), net

Other income (expense), net decreased to a loss of $0.1 million for the three months ended June 30, 2006 from income of $0.6 million for the three months ended June 30, 2005. During 2005 we recorded a gain of $0.6 million from the early redemption of the note receivable we received as part of the proceeds from our former Distribution Group business, which we sold in October 2000.

Interest Expense

Interest expense decreased $1.0 million, or 52.6%, to $0.9 million for the three months ended June 30, 2006 from $1.9 million for the three months ended June 30, 2005. This decrease was primarily due to a reduction in total debt outstanding, partially offset by a general increase in interest rates in 2006 as compared to 2005. We expect lower interest expense in 2006 as compared to 2005 due to the structure of our new revolving credit facility, which in addition to a reduced borrowing cost, allows us to use cash to repay outstanding debt, thereby reducing our total debt outstanding without a corresponding reduction in borrowing capacity.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations increased to 39.2% for the three months ended June 30, 2006 from 36.5% for the three months ended June 30, 2005. During the three months ended June 30, 2006, we recorded an after-tax charge of $0.2 million related to the valuation of our deferred income taxes attributes due to a change in a state tax law. Based on our current estimate of the distribution of taxable income by state and currently enacted laws, we expect an effective income tax rate of approximately 36.9% for the balance of 2006.

Discontinued Operations

During the three months ended March 31, 2006, we made a decision to discontinue our Independent Aftermarket businesses. These businesses remanufactured and distributed domestic and foreign engines and distributed domestic transmissions to independent aftermarket customers and were reported as “Other” in segment information previously disclosed. During the three months ended June 30, 2006 and 2005, we reported a loss of $48 thousand (net of tax) and a gain of $24 thousand (net of tax), respectively, from the reclassified results of our Independent Aftermarket businesses.

See Note 12 -- “Discontinued Operations” and Note 14 -- “Subsequent Event” in the financial statements.

Reportable Segments

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2006		2005
Net sales	$55.9	100.0%	$65.3	100.0%
Segment profit	$4.6	8.2%	$9.3	14.2%

Net Sales. Net sales decreased $9.4 million, or 14.4%, to $55.9 million for the three months ended June 30, 2006 from $65.3 million for the three months ended June 30, 2005. The decrease was primarily due to:

•
lower volumes of Ford and Chrysler transmissions we believe to be primarily associated with inventory corrections in our customers’ distribution channels; we believe these inventory corrections were largely completed during the second quarter of 2006;

•	the impact of a 2005 sale of $2.6 million of transmission components at cost relating to end-of-life support for an OEM transmission program that ceased production in late 2000;

•
a reduction in volume of DaimlerChrysler remanufactured transmissions due to DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (in 2005 DaimlerChrysler reversed this decision so we expect to see an increase in warranty volume in the future as they  begin  to add later  models and model years to the warranty program); and

•	scheduled price reductions to certain customers pursuant to recent contract renewals,

partially offset by:

•
an increase in volume of medium/heavy duty remanufactured transmissions related to the roll-out of the program we launched for Allison in the fourth quarter of 2005 (under the terms of our remanufacturing program with Allison, we are required to purchase the transmission core; accordingly, our results for the three months ended June 30, 2006 reflect $5.3 million for core included in both net sales and cost of goods sold); and

•	an increase in volume of Honda remanufactured transmissions.

Of our segment net sales for the three months ended June 30, 2006 and 2005, Ford accounted for 35.3% and 45.6%, Honda accounted for 31.6% and 26.2% and DaimlerChrysler accounted for 15.9% and 22.8%, respectively.

Exit, Disposal, Certain Severance and Other Charges. During the three months ended June 30, 2006, we recorded a charge of $0.6 million related to certain severance costs incurred in our U.S. manufacturing operations. There were no similar costs recorded in 2005.

Segment Profit. Segment profit decreased $4.7 million, or 50.5%, to $4.6 million (8.2% of segment net sales) for the three months ended June 30, 2006 from $9.3 million (14.2% of segment net sales) for the three months ended June 30, 2005. This decrease resulted primarily from the factors described above under “Net Sales” and an increase in costs related to new product development, partially offset by benefits resulting from our lean and continuous improvement program and other cost reductions and a reduction of $0.5 million in allocated corporate overhead pursuant to our accounting policy of allocating corporate overhead based upon segment profitability.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2006		2005
Net sales	$66.2	100.0%	$33.8	100.0%
Segment profit	$7.6	11.5%	$3.3	9.8%

Net Sales. Net sales increased $32.4 million, or 95.9%, to $66.2 million for the three months ended June 30, 2006 from $33.8 million for the three months ended June 30, 2005. This increase was primarily attributable to an increase in volumes, primarily related to an increase in our base business with Cingular and the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales. Sales to Cingular accounted for 84.3% and 83.3% of segment net sales for the three months ended June 30, 2006 and 2005, respectively.

Exit, Disposal, Certain Severance and Other Charges. During the three months ended June 30, 2005, we recorded $0.3 million of these costs primarily related to our capacity expansion. There were no similar costs recorded in 2006.

Segment Profit. Segment profit increased $4.3 million, or 130.3%, to $7.6 million (11.5% of segment net sales) for the three months ended June 30, 2006 from $3.3 million (9.8% of segment net sales) for the three months ended June 30, 2005. The increase was primarily the result of the factors described above under “Net Sales” coupled with benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price reductions to certain customers pursuant to recent contract renewals and an increase of $0.5 million in allocated corporate overhead pursuant to our stated accounting policy of allocating corporate overhead based upon segment profitability.

Results of Operations for the Six Month Period Ended June 30, 2006 Compared to the Six Month Period Ended June 30, 2005

Income from continuing operations decreased $0.6 million, or 4.6%, to $12.5 million for the six months ended June 30, 2006 from $13.1 million for the six months ended June 30, 2005. Income from continuing operations per diluted share was $0.57 for the six months ended June 30, 2006 as compared to $0.61 for the six months ended June 30, 2005. Our results for 2006 included (i) a charge of $1.1 million (net of tax) related to the write-off of deferred debt issuance costs associated with the early termination of our old credit facility and (ii) exit, disposal, certain severance and other charges of $0.4 million (net of tax), partially offset by an income tax benefit of $0.1 million (net of tax) related to the revaluation of our deferred income tax attributes. Our results for 2005 included (i) a gain of $0.4 million (net of tax) from the early redemption of a note receivable and (ii) exit, disposal, certain severance and other charges of $0.3 million (net of tax). Other factors which caused an increase to income from continuing operations in 2006 as compared to 2005 included:

•	new business wins in our Logistics segment, including our test and repair program, and an increase in our base logistics business with Cingular;

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives;

•	the launching of our medium/heavy duty remanufactured transmission program with Allison; and

•	an increase in volume of Honda remanufactured transmissions,

partially offset by:

•
lower volumes of Ford and Chrysler transmissions we believe to be primarily associated with inventory corrections in our customers’ distribution channels; we believe these inventory corrections were largely completed during the second quarter of 2006; and

•	scheduled price reductions to certain customers in our Drivetrain and Logistics segments pursuant to recent contract renewals;

•
a reduction in volume of DaimlerChrysler remanufactured transmissions due to DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (in 2005 DaimlerChrysler reversed this decision so we expect to see an increase in warranty volume in the future as they  begin  to add later  models and model years to the warranty program); and

•	an increase in new business and product development cost in our Drivetrain segment.

Net Sales

Net sales increased $54.4 million, or 29.1%, to $241.4 million for the six months ended June 30, 2006 from $187.0 million for the six months ended June 30, 2005. This increase was primarily due to:

•
an increase in volumes in our Logistics segment, primarily related to an increase in our base business with Cingular and the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales; and

•
an increase in volume of medium/heavy duty remanufactured transmissions in our Drivetrain segment related to the roll-out of the program we launched for Allison in the fourth quarter of 2005 (under the terms of our remanufacturing program with Allison, we are required to purchase the transmission core; accordingly, our results for the six months ended June 30, 2006 reflect $11.8 million for core included in both net sales and cost of goods sold);

partially offset by:

•
lower volumes of Ford and Chrysler transmissions we believe to be primarily associated with inventory corrections in our customers’ distribution channels; we believe these inventory corrections were largely completed during the second quarter of 2006;

•
a reduction in volume of DaimlerChrysler remanufactured transmissions due to DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (in 2005 DaimlerChrysler reversed this decision so we expect to see an increase in warranty volume in the future as they  begin  to add later  models and model years to the warranty program); and

•	scheduled price reductions to certain customers in our Drivetrain and Logistics segments pursuant to recent contract renewals.

Of our net sales for the six months ended June 30, 2006 and 2005, Cingular accounted for 43.5% and 28.9%, Honda accounted for 15.6% and 18.9%, Ford accounted for 15.1% and 27.4% and DaimlerChrysler accounted for 7.8% and 15.3%, respectively.

Gross Profit

Gross profit increased $4.0 million, or 8.6%, to $50.7 million for the six months ended June 30, 2006 from $46.7 million for the six months ended June 30, 2005. The increase was primarily the result of the factors described above under “Net Sales,” combined with benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. Additionally, as a percentage of net sales, gross profit decreased to 21.0% for the six months ended June 30, 2006 from 25.0% for the six months ended June 30, 2005. This decrease in gross profit as a percentage of net sales was primarily due to the change in mix of new business in our Logistics segment, the impact of core revenue from our medium/heavy-duty transmission remanufacturing program and scheduled price reductions, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

SG&A Expense

SG&A expense increased $2.7 million, or 11.5%, to $26.2 million for the six months ended June 30, 2006 from $23.5 million for the six months ended June 30, 2005. The net increase is primarily the result of an increase in costs associated with revenue growth in our Logistics segment as well as for new product development in our Drivetrain segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. As a percentage of net sales, SG&A expense decreased to 10.9% for the six months ended June 30, 2006 from 12.6% for the six months ended June 30, 2005.

Exit, Disposal, Certain Severance and Other Charges.

During the six months ended June 30, 2006, we recorded $0.7 million ($0.4 million net of tax) of certain severance costs recorded in our Drivetrain segment. During the three months ended June 30, 2005, we recorded $0.4 million ($0.3 million net of tax) of exit, disposal, certain severance and other charges primarily related to our capacity expansion within the Logistics segment.

Operating Income

Operating income increased $1.0 million, or 4.4%, to $23.7 million for the six months ended June 30, 2006 from $22.7 million for the six months ended June 30, 2005. This net increase is primarily the result of the factors described above under “Net Sales,” “Gross Profit” and “SG&A Expense.” As a percentage of net sales, operating income decreased to 9.8% from 12.1%. This decrease was primarily due to the change in mix of new business in our Logistics segment, the impact of core revenue from our medium/heavy-duty transmission remanufacturing program and scheduled price reductions, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Interest Income

Interest income decreased $0.7 million, or 58.3%, to $0.5 million for the six months ended June 30, 2006 from $1.2 million for the six months ended June 30, 2005. This decrease was primarily due to the redemption of the note receivable from the Distribution Group in the second quarter of 2005, partially offset by higher cash balances invested in cash and equivalents during 2006 as compared to 2005. Additionally, we expect lower interest income in 2006 as compared to 2005, due to the structure of our new revolving credit facility, which allows us to use cash to repay outstanding debt without a corresponding reduction in borrowing capacity.

Other Income (Expense), net

Other income (expense), net decreased to a loss of $0.1 million for the six months ended June 30, 2006 from income of $0.6 million for the six months ended June 30, 2005. This decrease was primarily due to a gain of $0.6 million recorded from the early redemption of the note receivable from the Distribution Group during 2005.

Write-Off of Debt Issuance Costs

On March 21, 2006, we paid the balance outstanding under our old credit facility and terminated the related credit and security agreements.  As a result, we recorded a non-cash charge of $1.7 million during the three months ended March 31, 2006 to write off deferred debt issuance costs associated with the early termination of the facility.

Interest Expense

Interest expense decreased $1.1 million, or 28.2%, to $2.8 million for the six months ended June 30, 2006 from $3.9 million for the six months ended June 30, 2005. This decrease was primarily due to a reduction in total debt outstanding, partially offset by a general increase in interest rates in 2006 as compared to 2005. Additionally, we expect lower interest expense in 2006 as compared to 2005 due to the structure of our new revolving credit facility, which in addition to a reduced borrowing cost, allows us to use cash to repay outstanding debt, thereby reducing our total debt outstanding without a corresponding reduction in borrowing capacity.

Reportable Segments

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2006		2005
Net sales	$113.6	100.0%	$122.0	100.0%
Segment profit	$10.1	8.9%	$15.9	13.0%

Net Sales. Net sales decreased $8.4 million, or 6.9%, to $113.6 million for the six months ended June 30, 2006 from $122.0 million for the six months ended June 30, 2005. The decrease was primarily due to:

•
lower volumes of Ford and Chrysler transmissions we believe to be primarily associated with inventory corrections in our customers’ distribution channels; we believe these inventory corrections were largely completed during the second quarter of 2006;

•	the impact of a 2005 sale of $2.9 million of transmission components at cost relating to end-of-life support for an OEM transmission program that ceased production in late 2000;

•
a reduction in volume of DaimlerChrysler remanufactured transmissions due to DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (in 2005 DaimlerChrysler reversed this decision so we expect to see an increase in warranty volume in the future as they  begin  to add later  models and model years to the warranty program); and

•	scheduled price reductions to certain customers pursuant to recent contract renewals,

partially offset by:

•
an increase in volume of medium/heavy duty remanufactured transmissions related to the roll-out of the program we launched for Allison in the fourth quarter of 2005 (under the terms of our remanufacturing program with Allison, we are required to purchase the transmission core; accordingly, our results for the six months ended June 30, 2006 reflect $11.8 million for core included in both net sales and cost of goods sold); and

•	an increase in volume of Honda remanufactured transmissions.

Of our segment net sales for the six months ended June 30, 2006 and 2005, Honda accounted for 33.1% and 29.0%, Ford accounted for 32.0% and 41.7% and DaimlerChrysler accounted for 16.5% and 23.4%, respectively.

Segment Profit. Segment profit decreased $5.8 million, or 36.5%, to $10.1 million (8.9% of segment net sales) for the six months ended June 30, 2006 from $15.9 million (13.0% of segment net sales) for the six months ended June 30, 2005. This resulted primarily from the factors described above under “Net Sales” and an increase in new business and product development costs, partially offset by benefits resulting from our lean and continuous improvement program and other cost reductions and a reduction of $1.0 million in allocated corporate overhead pursuant to our accounting policy of allocating corporate overhead based upon segment profitability.

Exit, Disposal, Certain Severance and Other Charges. During the six months ended June 30, 2006, we recorded $0.7 million of certain severance costs including $0.6 million incurred in our U.S. manufacturing operations and $0.1 million incurred in our European operations. There were no similar costs recorded in 2005.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2006		2005
Net sales	$127.9	100.0%	$65.0	100.0%
Segment profit	$13.6	10.6%	$6.8	10.5%

Net Sales. Net sales increased $62.9 million, or 96.8%, to $127.9 million for the six months ended June 30, 2006 from $65.0 million for the six months ended June 30, 2005. This increase was primarily attributable to new business programs, including our test and repair, kitting and other programs with Cingular, combined with an increase in our base fulfillment business, partially offset by scheduled price reductions to certain customers pursuant to contracts entered into in 2003. Sales to Cingular accounted for 82.1% and 83.0% of segment net sales for the six months ended June 30, 2006 and 2005, respectively.

Segment Profit. Segment profit increased $6.8 million, or 100.0%, to $13.6 million (10.6% of segment net sales) for the six months ended June 30, 2006 from $6.8 million (10.5% of segment net sales) for the six months ended June 30, 2005. The increase was primarily the result of the factors described above under “Net Sales,” combined with the benefits of our lean and continuous improvement program and other cost reductions, partially offset by costs and other start-up inefficiencies associated with our capacity expansion efforts and an increase of $1.2 million in allocated corporate overhead pursuant to our accounting policy of allocating corporate overhead based upon segment profitability.

Exit, Disposal, Certain Severance and Other Charges. During the six months ended June 30, 2005, we recorded $0.5 million of these costs primarily related to our capacity expansion. There were no similar costs recorded in 2006.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $5.6 million at June 30, 2006. Net cash provided by operating activities from continuing operations was $0.8 million for the six-month period then ended. During the period, we used $22.3 million of cash from our working capital accounts including:

•	$6.2 million for accounts receivable primarily as the result of increased sales volumes to customers in our Logistics segment,
•	$6.9 million for inventories primarily related to increased test and repair volume in our Logistics segment; and

•
$9.1 million for accounts payable and accrued expenses primarily due to the payment of 2005 incentive compensation and the settlement of payables pursuant to the purchase of a portion of a business from one of our suppliers

Net cash used in investing activities from continuing operations of $7.0 million for the period included $4.1 million of capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts, $1.7 million for assets of a business purchased from one of our suppliers and $1.2 million of net purchases of available-for-sale securities for our nonqualified deferred compensation plan. Net cash used in financing activities of $38.1 million included payments of $90.7 million related to the termination of our old credit facility, $4.7 million for treasury stock repurchases of 217,316 shares of our common stock and $0.8 million of payments for debt issuance costs related to our new credit facility (see discussion below), partially offset by $49.2 million of borrowings under our new credit facility and $7.4 million of cash proceeds and $1.5 million of tax benefits from the exercise of stock options by our employees and non-employee directors.

For 2006, we have planned approximately $10-12 million for capital expenditures, consisting of approximately $5-6 million in support of new business initiatives and $5-6 million in support of capacity maintenance and cost reduction initiatives.

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

As of June 30, 2006, our borrowing capacity under the new credit facility was $98.8 million, net of $2.0 million for outstanding letters of credit.

We were in compliance with all the credit facility’s debt covenants as of June 30, 2006.

Our revolving credit agreement with HSBC Bank Plc provides for £0.5 million, or $0.9 million in U.S. dollars, to finance the working capital requirements of our U.K. subsidiary. Amounts advanced are secured by substantially all the assets of our U.K. subsidiary. Interest accrues at the HSBC Bank prime lending rate plus 1.50% and is payable monthly. HSBC Bank may at any time demand repayment of all sums owing. As of June 30, 2006, there were no amounts outstanding under this line of credit.

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

On February 16, 2006, we announced our intention to commence a program for the repurchase of up to 2% of our outstanding common stock during the balance of 2006. It is our intent to repurchase shares, from time to time, to offset the potential dilutive impact of stock option exercises and restricted stock grants under our stock incentive plans. During the six months ended June 30, 2006, we repurchased 200,169 shares of our common stock for approximately $4.3 million pursuant to this program.

On July 17, 2006, we completed the sale of our Independent Aftermarket engine business and received proceeds of $2.1 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments. We do not hold or issue derivative financial instruments for trading purposes. We have used derivative financial instruments to manage our exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business. As of June 30, 2006, we were not using any derivative financial instruments.

Interest Rate Exposure. Based on our overall interest rate exposure during the six months ended June 30, 2006 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows. As of June 30, 2006, interest rate movements of 100 basis points would have resulted in an approximate $0.5 million increase or decrease in interest expense over a one-year period.

Foreign Exchange Exposure. Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars. We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows. For the six months ended June 30, 2006, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $11 thousand.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Todd R. Peters, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of June 30, 2006, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after June 30, 2006, the date of the conclusion of the evaluation of disclosure controls and procedures.

During the second quarter of 2006 we started the process of converting our two U.S.-based Drivetrain operations to a general ledger system also used by our Logistics business. As of June 30, 2006, we have converted one of the Drivetrain operations and expect to convert the other Drivetrain operation during the three months ending September 30, 2006. We believe these conversions did not and will not have a material effect on our internal controls over financial reporting.

There were no other changes in our internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2006, we announced our intention to commence a program for the repurchase of up to 2% of our outstanding common stock during the balance of 2006. We plan to repurchase shares, from time to time, to offset the potential dilutive impact of stock option exercises and restricted stock grants under our stock incentive plans. As part of this program, we purchased 200,169 shares of our common stock at an aggregate cost of $4,333,152 during the three months ended March 31, 2006. There were no purchases made under this plan during the three months ended June 30, 2006.

During May and June 2006, certain employees of the Company delivered to us 11,525 shares of our outstanding common stock in payment of $286,419 of withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans. Per the stock incentive plan under which the stock awards were granted, the shares delivered to us were valued at an average price of $24.85 per share, the average of the closing prices of our common stock on the vesting dates of the restricted stock.

Following is a summary of treasury stock acquisitions made during the three month period ended June 30, 2006:

Period	Total number of Shares Purchased	Weighted- Average Price Paid per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
April 1-30, 2006	-	$	−	-	-
May 1-31, 2006	3,833		$24.80	3,833	235,865
June 1-30, 2006	7,692		$24.88	7,692	235,865
(1)  Excludes shares acquired under our stock incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of  restricted stock.

As a holding company with no independent operations, our ability to pay cash dividends is dependent upon the receipt of dividends or other payments from our subsidiaries. In addition, the agreement for our bank credit facility contains certain covenants that, among other things, place significant limitations on the payment of dividends.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2006 annual meeting of stockholders of the Company was held on May 31, 2006 for the purpose of (i) electing seven directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified and (ii) approving the adoption of our 2006 Stock Incentive Plan.

The following directors were elected by the following vote:

	Votes
	For	Against
Robert L. Evans	19,696,107	470,475
Curtland E. Fields	19,696,257	470,325
Dr. Michael J. Hartnett	19,318,927	847,655
Donald T. Johnson, Jr.	19,639,791	526,791
Michael D. Jordan	19,696,257	470,325
S. Lawrence Prendergast	19,025,495	1,141,087
Edward Stewart	19,318,777	847,805

The proposal to approve the adoption of the 2006 Stock Incentive Plan was approved by the following vote:

For	Against	Nonvotes and Abstentions
14,181,413	5,118,598	114,304

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

AFTERMARKET TECHNOLOGY CORP.

Date: July 25, 2006	By:	/s/ Todd R. Peters
Todd R. Peters, Vice President and Chief Financial Officer

•	Todd R. Peters is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.