Form 10-Q
period 2006-09-30
AFTERMARKET TECHNOLOGY CORP
filed 2006-10-24
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

As of October 20, 2006, there were 21,805,584 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

i

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,778	$45,472
Accounts receivable, net	83,263	71,881
Inventories	55,035	50,058
Prepaid and other assets	3,109	4,396
Refundable income taxes	1,535	689
Deferred income taxes	12,111	11,446
Assets of discontinued operations	1,356	18,562
Total current assets	163,187	202,504

Property, plant and equipment, net	53,425	54,153
Debt issuance costs, net	703	1,981
Goodwill	132,375	146,176
Intangible assets, net	1,434	292
Long-term investments	1,738	347
Other assets	122	80
Assets of discontinued operations	-	2,247
Total assets	$352,984	$407,780

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$44,424	$41,294
Accrued expenses	19,495	23,130
Credit facility	-	10,062
Amounts due to sellers of acquired companies	-	94
Deferred compensation	130	136
Liabilities of discontinued operations	1,559	4,757
Total current liabilities	65,608	79,473

Amount drawn on credit facility, less current portion	38,500	80,623
Deferred compensation, less current portion	2,161	847
Other long-term liabilities	2,011	2,200
Deferred income taxes	22,895	23,407

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,104,277 and 26,539,926
as of September 30, 2006 and December 31, 2005, respectively	271	265
Additional paid-in capital	222,375	212,678
Retained earnings	76,829	77,890
Accumulated other comprehensive income	2,987	1,186
Unearned compensation	-	(1,160)
Common stock held in treasury, at cost - 5,298,693 and 4,774,374 shares
as of September 30, 2006 and December 31, 2005, respectively	(80,653)	(69,629)
Total stockholders' equity	221,809	221,230

Total liabilities and stockholders' equity	$352,984	$407,780

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Net sales:
Products	$61,699	$75,736	$175,270	$197,761
Services	67,253	41,800	195,109	106,790
Total net sales	128,952	117,536	370,379	304,551

Cost of sales:
Products	46,907	58,692	136,204	150,359
Services	57,158	31,239	158,603	79,888
Total cost of sales	104,065	89,931	294,807	230,247

Gross profit	24,887	27,605	75,572	74,304

Selling, general and administrative expense	13,745	11,860	39,979	35,345
Amortization of intangible assets	98	31	159	94
Impairment of goodwill	14,592	-	14,592	-
Exit, disposal, certain severance and other charges	918	89	1,605	523

Operating income (loss)	(4,466)	15,625	19,237	38,342

Interest income	42	177	510	1,387
Other income (expense), net	111	(18)	40	582
Write-off of debt issuance costs	-	-	(1,691)	-
Interest expense	(903)	(1,840)	(3,660)	(5,711)

Income (loss) from continuing operations before income taxes	(5,216)	13,944	14,436	34,600

Income tax (benefit) expense	(1,275)	4,891	5,836	12,430

Income (loss) from continuing operations	(3,941)	9,053	8,600	22,170

Loss from discontinued operations,
net of income taxes	(684)	(1,086)	(9,661)	(1,399)

Net income (loss)	$(4,625)	$7,967	$(1,061)	$20,771

Per common share - basic:
Income (loss) from continuing operations	$(0.18)	$0.42	$0.40	$1.04
Loss from discontinued operations	$(0.03)	$(0.05)	$(0.44)	$(0.07)
Net income (loss)	$(0.21)	$0.37	$(0.05)	$0.98

Weighted average number of common shares
outstanding	21,779	21,414	21,741	21,280

Per common share - diluted:
Income (loss) from continuing operations	$(0.18)	$0.42	$0.39	$1.03
Loss from discontinued operations	$(0.03)	$(0.05)	$(0.44)	$(0.07)
Net income (loss)	$(0.21)	$0.37	$(0.05)	$0.97

Weighted average number of common and
common equivalent shares outstanding	21,779	21,655	21,973	21,494

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months ended September 30,
	2006	2005
	(Unaudited)
Operating Activities:
Net income (loss)	$(1,061)	$20,771

Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations:
Net loss from discontinued operations	9,661	1,399
Impairment of goodwill	14,592	-
Write-off of debt issuance costs	1,691	-
Depreciation and amortization	10,153	9,763
Noncash stock-based compensation	1,932	760
Amortization of debt issuance costs	373	932
Adjustments to provision for losses on accounts receivable	133	223
Loss (gain) on sale of equipment	153	(10)
Deferred income taxes	(1,215)	9,934
Changes in operating assets and liabilities,
net of businesses acquired or discontinued/sold:
Accounts receivable	(11,145)	(8,614)
Inventories	(3,401)	19,130
Prepaid and other assets	410	1,472
Accounts payable and accrued expenses	230	(8,880)
Net cash provided by operating activities - continuing operations	22,506	46,880

Net cash provided by operating activities - discontinued operations	4,438	220

Investing Activities:
Purchases of property, plant and equipment	(8,879)	(14,269)
Purchases of available-for-sale securities	(3,137)	-
Purchase of assets of a business	(1,746)	-
Purchase of intangible assets	(950)	-
Proceeds from sales of available-for-sale securities	1,796	-
Proceeds from redemption of note receivable from sale of business	-	8,365
Proceeds from sale of equipment	57	14
Net cash used in investing activities - continuing operations	(12,859)	(5,890)

Net cash provided by investing activities - discontinued operations	2,161	32

Financing Activities:
Payments on term debt	(90,685)	(17,511)
Borrowings on revolving credit facility, net	38,500	-
Obligation for debt issuance costs	(786)	118
Proceeds from exercise of stock options	7,425	3,090
Tax benefit from stock-based award transactions	1,505	-
Payments on amounts due to sellers of acquired companies	(29)	(2,437)
Payments of deferred compensation related to acquired company	-	(142)
Repurchases of common stock for treasury	(11,024)	(280)
Net cash used in financing activities	(55,094)	(17,162)

Effect of exchange rate changes on cash and cash equivalents	154	(53)

Increase (decrease) in cash and cash equivalents	(38,694)	24,027

Cash and cash equivalents at beginning of period	45,472	18,085
Cash and cash equivalents at end of period	$6,778	$42,112

Cash paid during the period for:
Interest	$3,462	$5,408
Income taxes, net	1,456	1,343

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

During the three months ended March 31, 2006, the Company discontinued its Independent Aftermarket businesses. These businesses were reported as “Other” in segment information previously disclosed. The results of these businesses are presented as part of discontinued operations in the accompanying financial statements. As a result of the discontinuance of the Independent Aftermarket businesses, for the three months ended September 30, 2006 and 2005, revenues of $368 and $5,647 and after-tax losses of $646 ($0.03 per common share - basic and diluted) and $443 ($0.02 per common share - basic and diluted), respectively, and for the nine months ended September 30, 2006 and 2005, revenues of $8,082 and $17,713 and after-tax losses of $9,623 ($0.44 per common share - basic and diluted) and $672 ($0.03 per common share - basic and diluted), respectively, were reported as part of discontinued operations. (See Note 12 - Discontinued Operations.)

Certain prior-year amounts have been reclassified to conform to the 2006 presentation.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 is not expected to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS No. 157 is not expected to have a material effect on its financial statements.

Note 2.	Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005

Raw materials, including core inventories	$47,337	$42,742
Work-in-process	1,425	1,538
Finished goods	6,273	5,778
	$55,035	$50,058

Note 3.	Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, is summarized as follows:

	September 30, 2006	December 31, 2005

Property, plant and equipment	$132,973	$124,697
Accumulated depreciation	(79,548)	(70,544)
	$53,425	$54,153

Note 4.	Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill by reportable segment is summarized as follows:
	Drivetrain	Logistics	Other/Unallocated	Consolidated
Balance at December 31, 2005	$127,068	$18,973	$135	$146,176
Impairment	(11,722)	(2,870)	−	(14,592)
Effect of exchange rate changes from the translation of U.K. subsidiary	791	−	−	791
Balance at September 30, 2006	$116,137	$16,103	$135	$132,375

The Company tests goodwill for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review. Because key new business opportunities considered in the prior year assessment in both the Drivetrain segment’s United Kingdom-based operation and the Logistics segment’s automotive materials reclamation operation did not materialize, and other near-term growth opportunities are considered limited, the Company has concluded that the fair value of these reporting units no longer supports the assigned goodwill. Accordingly, in September 2006 the Company recorded goodwill impairment charges of $11,722 and $2,870 in its Drivetrain and Logistics segments, respectively. The fair value of the reporting units was estimated by applying a range of multiples to adjusted EBITDA.

Intangible Assets

The Company’s intangible assets, consisting of non-compete agreements and a licensing agreement, are being amortized over their estimated useful lives and are summarized as follows:

	September 30, 2006	December 31, 2005

Intangible assets	$2,569	$1,261
Less: Accumulated amortization	(1,135)	(969)
	$1,434	$292

During June 2006, the Company purchased assets valued at $1,746 from one of its suppliers, acquiring a business which the Company had previously outsourced to this supplier. As part of the asset purchase agreement, the Company received from the supplier a three year non-compete agreement valued at $348.

In August 2006, the Company paid a $950 license fee to Fallbrook Technologies Inc to license the right to develop, manufacture and sell Fallbrook’s NuVinci™ continuously variable planetary (“CVP”) technology in specified fields of use. The provisions of the license agreement provide for an initial term expiring in 2011 with rights to renew the license with respect to certain products at the discretion of the Company for three additional renewal terms of five years each, by paying additional license fees.

Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2006 (remainder)	$108
2007	431
2008	328
2009	245
2010	191
2011	112

Note 5.	Warranty Liability

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

Changes to the Company’s warranty liability during the nine months ended September 30, 2006 are summarized as follows:

Balance at December 31, 2005	$2,499
Warranties issued	927
Claims paid / settlements	(789)
Changes in liability for pre-existing warranties	(371)
Balance at September 30, 2006	$2,266

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets. The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries. The Company was in compliance with all debt covenants at September 30, 2006.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty.

At September 30, 2006, $38,500 was outstanding under the Credit Facility and the Company had $1,565 of letters of credit issued against the Credit Facility.

Note 7.	Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(4,625)	$7,967	$(1,061)	$20,771
Other comprehensive income (loss):
Currency translation adjustments	707	(477)	1,782	(1,878)
Unrealized gain on available-for-sale securities, net of income taxes	9	−	19	−
	$(3,909)	$7,490	$740	$18,893

Note 8.	Repurchases of Common Stock

On February 16, 2006, the Company announced its intention to commence a program for the repurchase of up to approximately 2% of its outstanding common stock during the balance of 2006. As part of this program, the Company purchased (i) 301,328 shares of its common stock at an aggregate cost of $6,351 during the three months ended September 30, 2006 and (ii) 200,169 shares of its common stock at an aggregate cost of $4,333 during the three months ended March 31, 2006. These repurchases were made by the Company to offset the dilutive impact of new shares issued for stock options exercised and for restricted stock granted under its stock incentive plans. As of September 30, 2006, the Company had completed its purchases of shares under this program.

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

In addition, 8,842 shares of the Company’s common stock were returned to treasury at no cost, from the forfeiture of restricted stock awards during 2006.

Note 9.	Stock-Based Compensation

Stock Incentive Plans

The Company provides stock options and other incentive stock awards (“Stock Awards”) to employees, non-employee directors and independent contractors under its 2006 Stock Incentive Plan (the “2006 Plan”), 2004 Stock Incentive Plan (the “2004 Plan”), its 2002 Stock Incentive Plan (the “2002 Plan”), its 2000 Stock Incentive Plan (the “2000 Plan”), its 1998 Stock Incentive Plan (the “1998 Plan”) and its 1996 Stock Incentive Plan, which expired on July 29, 2004, (the “1996 Plan”) (collectively the “Plans”), all of which have been approved by the Company’s shareholders. The 1996, 1998, 2000 and 2002 plans provide for granting of non-qualified and incentive stock option awards while the 2004 and 2006 plans provide for the granting of non-qualified stock option awards but not incentive options. Stock options under the Plans are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of grant with vesting periods that have ranged from six months to five years, as determined by the Board of Directors or the Compensation and Nominating Committee of the Board of Directors. Options under the Plans expire 10 years from the date of grant. For options exercised by participants of the Plans, the Company issues new shares of its common stock. The 2006, 2004, 2002, 2000 and 1998 plans authorize the issuance of 1,100,000, 1,000,000, 1,000,000, 750,000 and 1,200,000 shares of the Company’s common stock, respectively. Shares available for grant under the Plans in the aggregate were 1,185,722 and 346,559 as of September 30, 2006 and December 31, 2005, respectively.

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

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations for the three and nine months ended September 30, 2006 was lowered by $239 (net of income taxes of $141) and $558 (net of income taxes of $329), respectively. The Company classified the pre-tax stock options compensation cost of $380 and $887 for the three and nine months ended September 30, 2006, as part of selling, general and administrative expense in its consolidated statements of operations, respectively. The impact on both basic and diluted earnings per share for each of the three and nine months ended September 30, 2006 was $0.01 per share and $0.03 per share, respectively.  In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit of stock option exercises as operating cash flows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows.

Pro Forma Information under SFAS No. 123

During June 2005, the Company granted 406,125 stock options to certain directors and employees at an exercise price equal to the market price of the Company’s common stock on the grant date. These options became fully exercisable after a six month vesting period. For the three and nine months ended September 30, 2005, the Company recognized pro forma compensation expense related to this grant of $564 and $742, net of tax, respectively. Also during June 2005, the Company accelerated the vesting of 74,672 stock options whose exercise prices were above the Company’s closing stock price on the date the vesting of the options was accelerated. As a result, included in pro forma compensation expense for the nine months ended September 30, 2005 is a charge of $376, net of tax, resulting from the accelerated vesting of such options. The accelerated vesting of these stock options was intended to eliminate a possible compensation expense associated with these options in future periods due to the adoption of SFAS No. 123R.

Had compensation cost for the Company’s stock-based award plans been determined in accordance with SFAS No. 123, and recognized as compensation expense on a ratable basis over the applicable vesting period, the Company’s reported income from continuing operations and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Income from continuing operations as reported	$9,053	$22,170
Stock-based employee compensation costs included in the determination of income from continuing operations as reported, net of income taxes	198	482
Stock-based employee compensation costs that would have been included in the determination of income from continuing operations if the fair value based method had been applied to all awards, net of income taxes	(969)	(2,504)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$8,282	$20,148

Basic earnings per common share:
Income from continuing operations as reported	$0.42	$1.04
Pro forma as if the fair value based method had been applied to all awards	$0.39	$0.95

Diluted earnings per common share:
Income from continuing operations as reported	$0.42	$1.03
Pro forma as if the fair value based method had been applied to all awards	$0.38	$0.94

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

Following are the weighted-average assumptions used to calculate the fair value of stock options granted by the Company during the time periods indicated:

	For the nine months ended September 30,	For the years ended December 31,
	2006	2005	2004	2003
Expected volatility	38.11%	39.39%	65.71%	78.77%
Risk-free interest rates	5.01%	3.69%	3.05%	2.95%
Expected lives	3.7 years	2.5 years	3.7 years	4.3 years

Stock Options

A summary of the Plans’ stock option activities during the nine months ended September 30, 2006 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,798,139	$18.43
Granted at market price	200,998	$24.63
Exercised	(467,522)	$15.88
Forfeited	(14,168)	$14.53
Outstanding at September 30, 2006	1,517,447	$20.08	7.0	$2,928

Vested and expected to vest at September 30, 2006	1,492,891	$20.01	6.9	$2,924
Exercisable at September 30, 2006	1,132,279	$20.18	6.5	$2,313

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on September 30, 2006 and the exercise price of each stock option, multiplied by the number of in-the-money stock options. This amount changes based upon the fair market value of the Company’s common stock. Total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $38 and $3,745, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2006 was estimated at $8.67 per share.

The following summarizes information about options outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Shares	Weighted- Average Exercise Prices

$4.56 - $7.00	41,332	4.6 years	$5.01	41,332	$5.01
$7.01 - $12.00	95,832	5.6 years	$10.05	86,499	$10.10
$12.01 - $15.00	390,327	7.3 years	$14.48	221,490	$14.42
$15.01 - $20.00	292,958	8.0 years	$16.55	286,958	$16.49
$20.01 - $30.00	696,998	6.8 years	$26.96	496,000	$27.91
	1,517,447	7.0 years	$20.08	1,132,279	$20.18

Restricted Stock

The Company also awards shares of its common stock to certain directors and employees in the form of unvested stock (“Restricted Stock”). These awards are recorded at the market value of the Company’s common stock on the date of issuance as unearned compensation and amortized ratably as expense over the applicable vesting period.

The following summarizes the status of the Restricted Stock as of September 30, 2006 and changes during the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2006	144,121	$15.38
Granted	96,829	$24.54
Vested	(52,791)	$15.44
Forfeited	(8,842)	$15.68
Unvested balance at September 30, 2006	179,317	$20.29

As of September 30, 2006, the Company has estimated $2,326 of total unrecognized compensation cost related to Restricted Stock granted under the Plans. That cost is expected to be recognized over the weighted-average period of 1.4 years. The total fair value of shares that vested during the nine months ended September 30, 2006 was $1,287.

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

The following table summarizes financial information relating to the Company’s reportable segments’:

	Drivetrain	Logistics	Consolidated
For the three months ended September 30, 2006:
Net sales from external customers	$61,699	$67,253	$128,952
Impairment of goodwill	11,722	2,870	14,592
Exit, disposal, certain severance and other charges	500	418	918
Operating income (loss)	(4,981)	515	(4,466)

For the three months ended September 30, 2005:
Net sales from external customers	$75,736	$41,800	$117,536
Exit, disposal, certain severance and other charges	−	89	89
Operating income	10,351	5,274	15,625

For the nine months ended September 30, 2006:
Net sales from external customers	$175,270	$195,109	$370,379
Impairment of goodwill	11,722	2,870	14,592
Exit, disposal, certain severance and other charges	1,187	418	1,605
Operating income	5,136	14,101	19,237

For the nine months ended September 30, 2005:
Net sales from external customers	$197,761	$106,790	$304,551
Exit, disposal, certain severance and other (credits) charges	(20)	543	523
Operating income	26,279	12,063	38,342

Note 11.	Exit, Disposal, Certain Severance and Other Charges

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

In 2006, the Company has incurred severance and related charges primarily related to cost reduction initiatives of (i) $106 during the three months ended March 31, 2006 at its manufacturing facility in the United Kingdom, (ii) $581 during the three months ended June 30, 2006 for its Drivetrain segment manufacturing facilities in the United States and (iii) $422 during the three months ended September 30, 2006 which include $254 for a Drivetrain segment manufacturing facility in the United States and $168 for its Logistics segment.

Additionally, the Company recorded third-party acquisition diligence and other costs of $496 during the three-months ended September 30, 2006 related to potential acquisitions that the Company ultimately decided not to pursue.

Following is an analysis of the reserves relating to these activities:

	Termination Benefits	Exit/Other Costs		Total

Reserve as of December 31, 2005	$260	$	−	$260
Provision	1,109		496	1,605
Payments	(912)		(496)	(1,408)
Adjustment	3		−	3
Reserve as of September 30, 2006	$460	$	−	$460

During 2003, the Company completed a facilities consolidation activity within its Drivetrain segment. Following is an analysis of the remaining reserves related to this activity:

	Exit/Other Costs	Loss on Write-Down of Assets		Total

Reserve as of December 31, 2005	$83		$200	$283
Payments	(20)		−	(20)
Asset write-offs	−		(200)	(200)
Adjustment	(3)		−	(3)
Reserve as of September 30, 2006	$60	$	−	$60

Note 12.	Discontinued Operations

The Company’s Independent Aftermarket businesses remanufactured engines and distributed non-OEM branded remanufactured engines and transmissions directly to independent transmission and general repair shops and certain aftermarket parts retailers. These businesses had incurred operating losses since their beginning. On February 15, 2006, the Company made the decision to exit its Independent Aftermarket transmission and engine businesses. The transmission business ceased operations during the three months ended March 31, 2006 and on July 17, 2006 the Company completed the sale of its Independent Aftermarket engine business to Proformance Technologies, LLC. As part of the sale, the Company received proceeds of $2,051, which are subject to increase or decrease based upon the finalization of certain inventory and receivable amounts. The Company does not expect to record any significant additional adjustments to the loss from the sale of this business. The Independent Aftermarket businesses were not reportable segments and were reported as “Other” in segment information previously disclosed.

During the three months ended March 31, 2006, the Company recorded a pre-tax charge of $12,670 related to the exit from these businesses including (i) $10,190 for the write-down of inventory to estimated net realizable value, (ii) $1,385 for the impairment of goodwill, (iii) $780 for the write-down of property, plant and equipment and (iv) $315 for the write-down of accounts receivable. During the three months ended June 30, 2006 the Company adjusted its previous estimates and recorded (a) a gain of $287 related to the write-down of inventory, (b) a charge of $39 related to the write-down of accounts receivable and (c) $37 of severance costs. In addition, during the three months ended September 30, 2006, the Company recorded $667 of additional severance costs, $274 of other costs primarily related to a settlement with a customer, a charge of $37 related to the write-down of accounts receivable offset by a gain of $124 related to the write-down of inventory.

Net sales for the Independent Aftermarket businesses were $368 and $5,647 for the three months ended September 30, 2006 and 2005, and $8,082 and $17,713 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the current assets of discontinued operations included accounts receivable, a promissory note and inventory of $625, $613 and $118, respectively. As of December 31, 2005, the current assets of discontinued operations included accounts receivable and inventory of $3,414 and $15,093, respectively.

During 2004, General Motors resourced its remanufactured transmission program from the Company’s facility located in Gastonia, North Carolina, and consequently, the Company closed this facility. Upon the closure of the facility in the fourth quarter of 2004, the operations of this operating unit within the Company’s Drivetrain segment were reclassified as discontinued operations. In connection with the Gastonia facility closure, the Company recorded a pre-tax charge of $28,379 during the third quarter of 2004 and an additional charge of $394 during the fourth quarter of 2004. During the first quarter of 2005, the Company recorded an additional charge of $131 primarily related to workers compensation claims from this discontinued operation. In addition, at the end of 2004, the Company transferred property, plant and equipment with a book value estimate of $1,896 from its Gastonia facility to other Drivetrain segment facilities located in the United States. During the third quarter of 2005, the Company completed its review and assessment of the equipment transferred from its Gastonia facility and revised its impairment estimate made on December 31, 2004, resulting in an additional charge of $1,012 ($643 net of tax) classified as loss from discontinued operations. During the three months ended September 30, 2006, the Company recorded a pre-tax charge of $147 for insurance costs related to certain workers compensation claims incurred for terminated employees.

Also during the three months ended September 30, 2006, the Company recorded a pretax gain of $90 based upon updated information regarding obligations for certain costs related to the sale of its Distribution Group business, which was sold in October 2000.

Details of the gain (loss) from discontinued operations are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
	2006		2005	2006		2005
Exit from Independent Aftermarket
Loss from closure and sale of businesses	$(854)	$	−	$(13,313)	$	−
Operating loss	(90)		(731)	(1,294)		(1,091)
Non-operating income (loss)	(29)		42	135		42
Loss before income taxes	(973)		(689)	(14,472)		(1,049)
Income tax benefit	327		246	4,849		377
Loss from Independent Aftermarket, net of income taxes	(646)		(443)	(9,623)		(672)

Disposal of Gastonia Operations:
Loss before income taxes	(147)		(1,012)	(147)		(1,143)
Income tax benefit	49		369	49		416
Loss from Gastonia operation, net of income taxes	(98)		(643)	(98)		(727)

Sale of Distribution Group:
Income before income taxes	90		−	90		−
Income tax expense	(30)		−	(30)		−
Gain from Distribution Group, net of income taxes	60		−	60		−
Loss from discontined operations, net of income taxes	$(684)		$(1,086)	$(9,661)		$(1,399)

Note 13.	Contingencies

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the "DG Sale") and now known as Axiom Automotive Technologies, the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future. These include the Company's indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including former manufacturing facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale. During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification. In addition, prior to the DG Sale several of the Distribution Group's real estate and equipment leases with terms ending on various dates through 2007, were guaranteed by the Company. These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group's obligations under such leases in the event that the Distribution Group does not honor those obligations. As of September 30, 2006, minimum lease obligations related to these leases totaled $413 for which the Company has no liability recognition requirement. The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees, however the Company holds no assets as collateral for these obligations.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements. For each of the years ended December 31, 2005, 2004 and 2003, our write-offs were less than $0.1 million. For the nine months ended September 30, 2006 and 2005, our write-offs were approximately $0.1 million and $11 thousand, respectively. As of September 30, 2006, we had $83.3 million of accounts receivable, net of allowance for doubtful accounts of $1.0 million.

Reserve for Inventory Obsolescence. We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand. If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2005, 2004 and 2003, we recorded charges for excess and obsolete inventory of approximately $0.8 million, $1.9 million and $1.2 million, respectively. For the nine months ended September 30, 2006 and 2005, we recorded charges for excess and obsolete inventory of approximately $1.2 million and $0.9 million, respectively. As of September 30, 2006 we had inventory of $55.0 million, net of a reserve for excess and obsolete inventory of $4.6 million.

Warranty Liability. We provide an allowance for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates. Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures. For the years ended December 31, 2005 and 2004, we (i) recorded charges for estimated warranty costs of approximately $1.3 million and $3.4 million, respectively and (ii) paid and/or settled warranty claims of approximately $1.5 million and $3.7 million, respectively. For the nine months ended September 30, 2006 and 2005, we (i) recorded charges for estimated warranty costs of approximately $0.9 million and $1.1 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.8 million and $1.1 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required. Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Effective with the adoption of SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, however they are tested annually, or more frequently if events or changes in circumstances indicate that goodwill may be impaired, and if the carrying value is greater than the fair value an impairment loss is recorded. Impairment is tested at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value. Actual results may differ from these estimates under different assumptions or conditions. If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. Goodwill is tested for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review. Based upon our annual impairment tests made as of September 30, 2006, we have recorded goodwill impairment charges of $11.7 million related to our Drivetrain segment’s United Kingdom-based operation and $2.9 million related to the automotive materials reclamation business within our Logistics segment. As of September 30, 2006, goodwill was recorded at a carrying value of $132.4 million.

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

We have adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, for the three and nine months ended September 30, 2006 we recorded pre-tax expense of $0.4 million and $0.9 million, respectively, for stock options compensation and classified this cost as part of selling, general and administrative expense in our consolidated statements of operations. The impact on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was approximately $0.01 per share and $0.03 per share, respectively. The pro forma pre-tax cost of stock options compensation for the three and nine months ended September 30, 2005 was $1.2 million and $3.2 million, respectively, for which no expense was recorded as allowed under the provisions of APB Opinion No. 25. For stock options granted as of September 30, 2006, we have yet to record, on a pre-tax basis, an estimated total of $1.5 million of compensation expense to be recognized over a weighted-average period of 1.4 years (including $0.4 million expected to be recorded during the three months ending December 31, 2006).

During 2006, we awarded share-based compensation to our employees and non-employee directors. A mix of stock options and restricted stock were granted to our non-employee directors, executive officers and business unit vice presidents and only restricted stock was granted to other employees. As compared to past awards, this award generally contained a greater number of restricted stock awards and a lower number of stock options. We made this change to match current market practice. See Note 9. - “Stock-Based Compensation.” For restricted stock granted as of September 30, 2006, we have yet to record, on a pre-tax basis, an estimated total of $2.3 million of compensation expense to be recognized over a weighted-average period of 1.4 years (including $0.5 million expected to be recorded during the three months ending December 31, 2006).

Results of Operations for the Three Month Period Ended September 30, 2006 Compared to the Three Month Period Ended September 30, 2005

During the three month period ended March 31, 2006, we exited our independent aftermarket businesses. These businesses remanufactured and distributed domestic and foreign engines and distributed domestic transmissions to independent aftermarket customers and were reported as “Other” in segment information previously disclosed. Accordingly, the operations of these businesses have been reflected in the accompanying consolidated financial statements and this management’s discussion and analysis as part of discontinued operations for all periods presented.

Income (loss) from continuing operations decreased $13.0 million, to a loss of $3.9 million for the three months ended September 30, 2006 from income of $9.1 million for the three months ended September 30, 2005. On a per share basis, income from continuing operations decreased to a loss of $0.18 for the three months ended September 30, 2006 from income of $0.42 for the three months ended September 30, 2005. Our results for 2006 include (i) goodwill impairment charges of $9.9 million (net of tax), related to our Drivetrain segment’s United Kingdom-based operation and our Logistics segment’s automotive materials reclamation business, and (ii) exit, disposal, certain severance and other charges of $0.6 million (net of tax). Our results for 2005 included (i) a gain of $0.2 million (net of tax) related to an investment tax credit from the State of Oklahoma and (ii) exit, disposal, certain severance and other charges of $0.1 million (net of tax). Other factors which caused income (loss) from continuing operations to decrease in 2006 as compared to 2005 included:

•	an increase in cost in our Logistics segment associated with the vertical integration of certain test and repair services that were previously outsourced;

•	an increase in cost in our Logistics segment associated with the launch of a new test and repair program in a new market;

•
lower volumes of Ford and Chrysler transmissions we believe to be largely the result of comparatively higher sales in 2005 due to inventory increases in our customers’ distribution channels during the third and fourth quarters of 2005; we believe these higher inventory positions returned to historical levels during the first half of 2006;

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

•	a reduction in volume of Honda remanufactured transmissions for use in warranty applications and

•	an increase in development costs in our Drivetrain segment associated with the NuVinci™ continuously variable planetary (“CVP”) technology,

partially offset by an increase in volumes in our Logistics segment, primarily related to an increase in our base business with Cingular and the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales, coupled with benefits of our on-going lean and continuous improvement program.

Net Sales

Net sales increased $11.5 million, or 9.8%, to $129.0 million for the three months ended September 30, 2006 from $117.5 million for the three months ended September 30, 2005. This increase was primarily due to:

•
an increase in volumes in our Logistics segment, primarily related to the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales, coupled with an increase in our base business with Cingular; and

•
an increase in volume of medium/heavy duty remanufactured transmissions in our Drivetrain segment related to the roll-out of the program we launched for Allison in the fourth quarter of 2005 (under the terms of our remanufacturing program with Allison, we are required to purchase the transmission core; accordingly, our results for the three months ended September 30, 2006 reflect $5.7 million for core included in both net sales and cost of goods sold);

partially offset by:

•	a one-time sale in 2005 of $9.6 million of transmission components at cost relating to end-of-life support for an OEM transmission program that ceased production in late 2000;

•
lower volumes of Ford and Chrysler transmissions we believe to be largely the result of comparatively higher sales in 2005 due to inventory increases in our customers’ distribution channels during the third and fourth quarters of 2005; we believe these higher inventory positions returned to historical levels during the first half of 2006;

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

•	a reduction in volume of Honda remanufactured transmissions for use in warranty applications; and

•	scheduled price reductions to certain customers in our Drivetrain and Logistics segments pursuant to recent contract renewals.

Of our net sales for the three months ended September 30, 2006 and 2005, Cingular accounted for 40.8% and 29.1%, Ford accounted for 18.3% and 23.5%, Honda accounted for 14.3% and 18.7% and DaimlerChrysler accounted for 6.6% and 19.2%, respectively.

Gross Profit

Gross profit decreased $2.7 million, or 9.8%, to $24.9 million for the three months ended September 30, 2006 from $27.6 million for the three months ended September 30, 2005. The decrease was primarily the result of (i) an increase in cost in our Logistics segment associated with the vertical integration of certain test and repair services that were previously outsourced, (ii) an increase in cost in our Logistics segment associated with the launch of a new test and repair program in a new market and (iii) the factors described above under “Net Sales,” partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. Gross profit as a percentage of net sales decreased to 19.3% for the three months ended September 30, 2006 from 23.5% for the three months ended September 30, 2005.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased $1.8 million, or 15.1%, to $13.7 million for the three months ended September 30, 2006 from $11.9 million for the three months ended September 30, 2005. The net increase is primarily the result of an increase in costs associated with revenue growth in our Logistics segment, as well as for new product development in our Drivetrain segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. As a percentage of net sales, SG&A expense increased to 10.7% for the three months ended September 30, 2006 from 10.1% for the three months ended September 30, 2005.

Impairment of Goodwill

During the three months ended September 30, 2006, we completed our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets. Because key new business opportunities considered in the prior year assessment in both our Drivetrain segment’s United Kingdom-based operation and our Logistics segment’s automotive materials reclamation operation did not materialize, and other near-term growth opportunities were considered limited, we concluded that the fair value of these reporting units no longer supported the assigned goodwill. As a result, we recorded goodwill impairment charges of $11.7 million related to the United Kingdom-based Drivetrain remanufacturing operation and $2.9 million related to the Logistics segment’s automotive materials reclamation operation.

Exit, Disposal, Certain Severance and Other Charges.

During the three months ended September 30, 2006, we recorded $0.9 million ($0.6 million net of tax) of exit, disposal, certain severance and other charges consisting of (i) $0.4 million ($0.3 million net of tax) related to severance and related costs associated with the reorganization and upgrade of certain management functions and (ii) $0.5 million ($0.3 million net of tax) for due diligence and other costs related to potential acquisitions that we ultimately decided not to pursue.

During the three months ended September 30, 2005, we recorded $0.1 million ($0.1 million net of tax) of exit, disposal, certain severance and other charges primarily related to our capacity expansion within the Logistics segment.

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

Operating Income (Loss)

Operating income (loss) decreased to a loss of $4.5 million for the three months ended September 30, 2006 from income of $15.6 million for the three months ended September 30, 2005. This net decrease is primarily the result of the goodwill impairment charges, coupled with the factors described above under “Net Sales,” “Gross Profit,” and “SG&A Expense.”

Interest Income

Interest income decreased to $42 thousand for the three months ended September 30, 2006 from $0.2 million for the three months ended September 30, 2005. This decrease was primarily attributable to lower cash balances invested in cash and equivalents during 2006 as compared to 2005 due to the structure of our new revolving credit facility, which allows us to use cash to repay outstanding debt without a corresponding reduction in borrowing capacity.

Interest Expense

Interest expense decreased $0.9 million, or 50.0%, to $0.9 million for the three months ended September 30, 2006 from $1.8 million for the three months ended September 30, 2005. This decrease was primarily due to a reduction in total debt outstanding, partially offset by a general increase in interest rates in 2006 as compared to 2005. We expect lower interest expense in 2006 as compared to 2005 due to the structure of our new revolving credit facility, which in addition to a reduced borrowing cost, allows us to use cash to repay outstanding debt, thereby reducing our total debt outstanding without a corresponding reduction in borrowing capacity.

Income Tax (Benefit) Expense

Income tax (benefit) expense as a percentage of income (loss) from continuing operations before income taxes decreased to 24.4% for the three months ended September 30, 2006 from 35.1% for the three months ended September 30, 2005. The decrease was primarily due to the impact of the $14.7 million goodwill impairment charge recorded during the period, a significant portion of which (relating to the goodwill previously recorded on the books of our United Kingdom-based subsidiary) received a tax benefit at a rate of 30%. During the three months ended September 30, 2005, we recorded a tax benefit of $0.2 million related to an investment tax credit from the State of Oklahoma. Based on our current estimate of the distribution of taxable income by state and currently enacted laws, we expect an effective income tax rate of approximately 36.9% for the balance of 2006.

Discontinued Operations

During the three months ended September 30, 2006 and 2005 we recorded after-tax losses from discontinued operations of $0.7 million and $1.1 million, respectively.

The loss from 2006 includes after-tax charges of $0.6 million for the discontinued Independent Aftermarket businesses primarily related to certain severance and other costs. The loss also includes $0.1 million for certain workers compensation claims at our previously discontinued Drivetrain operation located in Gastonia, North Carolina, offset by a gain of $0.1 million for a change in estimated costs related to the sale of our former Distribution Group business, which we sold in October 2000.

The loss from 2005 includes after-tax charges of $0.6 million related to the previously discontinued Drivetrain operation located in Gastonia, North Carolina and $0.4 million related to the discontinued Independent Aftermarket businesses.

See Note 12 - “Discontinued Operations” in the financial statements.

Reportable Segments

Drivetrain Segment

The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2006		2005
Net sales	$61.7	100.0%	$75.7	100.0%
Segment profit (loss)	$(5.0)	−	$10.4	13.7%

Net Sales. Net sales decreased $14.0 million, or 18.5%, to $61.7 million for the three months ended September 30, 2006 from $75.7 million for the three months ended September 30, 2005. The decrease was primarily due to:

•	a one-time sale in 2005 of $9.6 million of transmission components at cost relating to end-of-life support for an OEM transmission program that ceased production in late 2000;

•
lower volumes of Ford and Chrysler transmissions we believe to be largely the result of comparatively higher sales in 2005 due to inventory increases in our customers’ distribution channels during the third and fourth quarters of 2005; we believe these higher inventory positions returned to historical levels during the first half of 2006;

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

•	a reduction in volume of Honda remanufactured transmissions for use in warranty applications,

partially offset by an increase in volume of medium/heavy duty remanufactured transmissions in our Drivetrain segment related to the roll-out of the program we launched for Allison in the fourth quarter of 2005 (under the terms of our remanufacturing program with Allison, we are required to purchase the transmission core; accordingly, our results for the three months ended September 30, 2006 reflect $5.7 million for core included in both net sales and cost of goods sold).

Of our segment net sales for the three months ended September 30, 2006 and 2005, Ford accounted for 38.3% and 36.3%, Honda accounted for 29.9% and 29.0% and DaimlerChrysler accounted for 13.9% and 29.8%, respectively.

Impairment of Goodwill. During the three months ended September 30, 2006, we completed our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets. As a result of the evaluation, we recorded a charge of $11.7 million for the impairment of goodwill assigned to our United Kingdom-based remanufacturing operation. There were no similar costs recorded in 2005.

Exit, Disposal, Certain Severance and Other Charges. During the three months ended September 30, 2006, we recorded $0.5 million of these costs for severance and related costs associated with the reorganization of certain management functions and costs related to a potential acquisition that we ultimately decided not to pursue. There were no similar costs recorded in 2005.

Segment Profit (Loss). Segment profit (loss) decreased $15.4 million to a loss of $5.0 million for the three months ended September 30, 2006 from income of $10.4 million (13.7% of segment net sales) for the three months ended September 30, 2005. This decrease resulted primarily from the goodwill impairment charge, coupled with the factors described above under “Net Sales” and “Exit, Disposal, Certain Severance and Other Charges” and an increase in costs related to new product development, partially offset by benefits resulting from our lean and continuous improvement program and other cost reductions and a reduction of $0.7 million in allocated corporate overhead pursuant to our accounting policy of allocating corporate overhead based upon segment profitability.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2006		2005
Net sales	$67.3	100.0%	$41.8	100.0%
Segment profit	$0.5	0.7%	$5.3	12.7%

Net Sales. Net sales increased $25.5 million, or 61.0%, to $67.3 million for the three months ended September 30, 2006 from $41.8 million for the three months ended September 30, 2005. This increase was primarily attributable to the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales, coupled with an increase in volumes in our base business with Cingular, partially offset by scheduled price reductions to certain customers pursuant to recent contract renewals. Sales to Cingular accounted for 78.2% and 81.7% of segment net sales for the three months ended September 30, 2006 and 2005, respectively.

Impairment of Goodwill. During the three months ended September 30, 2006, we completed our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets. As a result of the evaluation, we recorded a charge of $2.9 million for the impairment of goodwill assigned to our automotive materials reclamation operation. There were no similar costs recorded in 2005.

Exit, Disposal, Certain Severance and Other Charges. During the three months ended September 30, 2006, we recorded $0.4 million of these costs for severance and related costs associated with the reorganization and upgrade of certain management functions and costs related to a potential acquisition that we ultimately decided not to pursue. During the three months ended September 30, 2005, we recorded $0.1 million of these costs primarily related to our capacity expansion.

Segment Profit. Segment profit decreased $4.8 million, or 90.6%, to $0.5 million (0.7% of segment net sales) for the three months ended September 30, 2006 from $5.3 million (12.7% of segment net sales) for the three months ended September 30, 2005. The decrease resulted primarily from the goodwill impairment charge along with:

•	the factors described above under “Net Sales” and “Exit, Disposal, Certain Severance and Other Charges;”

•	an increase in cost associated with the vertical integration of certain test and repair services that were previously outsourced;

•	an increase in cost associated with the launch of a new test and repair program in a new market; and

•	an increase of $0.2 million in allocated corporate overhead pursuant to our accounting policy of allocating corporate overhead based upon segment profitability,

partially offset by benefits of our lean and continuous improvement program and other cost reduction initiatives.

Results of Operations for the Nine Month Period Ended September 30, 2006 Compared to the Nine Month Period Ended September 30, 2005

Income from continuing operations decreased $13.6 million, or 61.3%, to $8.6 million for the nine months ended September 30, 2006 from $22.2 million for the nine months ended September 30, 2005. Income from continuing operations per diluted share was $0.39 for the nine months ended September 30, 2006 as compared to $1.03 for the nine months ended September 30, 2005. Our results for 2006 include (i) goodwill impairment charges of $9.9 million (net of tax), related to our Drivetrain segment’s United Kingdom-based operation and our Logistics segment’s automotive materials reclamation business, (ii) a charge of $1.1 million (net of tax) related to the write-off of deferred debt issuance costs associated with the early termination of our old credit facility, and (iii) exit, disposal, certain severance and other charges of $1.0 million (net of tax), partially offset by an income tax benefit of $0.1 million (net of tax) related to the revaluation of our deferred income tax attributes. Our results for 2005 included (i) a gain of $0.4 million (net of tax) from the early redemption of a note receivable, (ii) exit, disposal, certain severance and other charges of $0.3 million (net of tax) and (iii) a gain of $0.2 million (net of tax) related to an investment tax credit from the State of Oklahoma. Other factors which caused income from continuing operations to decrease in 2006 as compared to 2005 included:

•
lower volumes of Ford and Chrysler transmissions we believe to be largely the result of comparatively higher sales in 2005 due to inventory increases in our customers’ distribution channels during the third and fourth quarters of 2005; we believe these higher inventory positions returned to historical levels during the first half of 2006;

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

•	an increase in cost in our Logistics segment associated with the vertical integration of certain test and repair services that were previously outsourced;

•	an increase in cost in our Logistics segment associated with the launch of a new test and repair program in a new market; and

•	an increase in development costs in our Drivetrain segment associated with the NuVinci™ CVP technology,

partially offset by an increase in volumes in our Logistics segment, primarily related to an increase in our base business with Cingular and the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales, coupled with benefits of our on-going lean and continuous improvement program.

Net Sales

Net sales increased $65.8 million, or 21.6%, to $370.4 million for the nine months ended September 30, 2006 from $304.6 million for the nine months ended September 30, 2005. This increase was primarily due to:

•	an increase in volumes in our Logistics segment, primarily related to the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales, coupled with an increase in our base business with Cingular; and

•
an increase in volume of medium/heavy duty remanufactured transmissions in our Drivetrain segment related to the roll-out of the program we launched for Allison in the fourth quarter of 2005 (under the terms of our remanufacturing program with Allison, we are required to purchase the transmission core; accordingly, our results for the nine months ended September 30, 2006 reflect $17.6 million for core included in both net sales and cost of goods sold);

partially offset by:

•	a one-time sale in 2005 of $12.5 million of transmission components at cost relating to end-of-life support for an OEM transmission program that ceased production in late 2000;

•
lower volumes of Ford and Chrysler transmissions we believe to be largely the result of comparatively higher sales in 2005 due to inventory increases in our customers’ distribution channels during the third and fourth quarters of 2005; we believe these higher inventory positions returned to historical levels during the first half of 2006;

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

Of our net sales for the nine months ended September 30, 2006 and 2005, Cingular accounted for 42.5% and 28.9%, Honda accounted for 15.1% and 18.8%, Ford accounted for 16.2% and 25.9% and DaimlerChrysler accounted for 7.4% and 16.8%, respectively.

Gross Profit

Gross profit increased $1.3 million, or 1.7%, to $75.6 million for the nine months ended September 30, 2006 from $74.3 million for the nine months ended September 30, 2005. The increase was primarily the result of the factors described above under “Net Sales” and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by (i) an increase in cost in our Logistics segment associated with the vertical integration of certain test and repair services that were previously outsourced and (ii) an increase in cost in our Logistics segment associated with the launch of a new test and repair program in a new market. Gross profit decreased to 20.4% for the nine months ended September 30, 2006 from 24.4% for the nine months ended September 30, 2005.

SG&A Expense

SG&A expense increased $4.7 million, or 13.3%, to $40.0 million for the nine months ended September 30, 2006 from $35.3 million for the nine months ended September 30, 2005. The net increase is primarily the result of an increase in costs associated with revenue growth in our Logistics segment, as well as for new product development in our Drivetrain segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. As a percentage of net sales, SG&A expense decreased to 10.8% for the nine months ended September 30, 2006 from 11.6% for the nine months ended September 30, 2005.

Impairment of Goodwill

During the nine months ended September 30, 2006, we completed our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets. Because key new business opportunities considered in the prior year assessment in both our Drivetrain segment’s United Kingdom-based operation and our Logistics segment’s automotive materials reclamation operation did not materialize, and other near-term growth opportunities were considered limited, we concluded that the fair value of these reporting units no longer supported the assigned goodwill. As a result, we recorded goodwill impairment charges of $11.7 million related to the United Kingdom-based Drivetrain remanufacturing operation and $2.9 million related to the Logistics segment’s automotive materials reclamation operation.

Exit, Disposal, Certain Severance and Other Charges.

During the nine months ended September 30, 2006, we recorded $1.6 million ($1.0 million net of tax) of exit, disposal, certain severance and other charges consisting of (i) $1.1 million ($0.7 million net of tax) related to severance and related costs associated with the reorganization and upgrade of certain management functions and (ii) $0.5 million ($0.3 million net of tax) for due diligence and other costs related to potential acquisitions that we ultimately decided not to pursue.

During the nine months ended September 30, 2005, we recorded $0.5 million ($0.3 million net of tax) of exit, disposal, certain severance and other charges primarily related to our capacity expansion within the Logistics segment.

Operating Income

Operating income decreased $19.1 million, or 49.9%, to $19.2 million for the nine months ended September 30, 2006 from $38.3 million for the nine months ended September 30, 2005. This net decrease is primarily the result of the goodwill impairment charges, coupled with the factors described above under “Net Sales,” “Gross Profit,” and “SG&A Expense.” As a percentage of net sales, operating income decreased to 5.2% from 12.6%.

Interest Income

Interest income decreased $0.9 million, or 64.3%, to $0.5 million for the nine months ended September 30, 2006 from $1.4 million for the nine months ended September 30, 2005. This decrease was primarily due to the redemption of the note receivable from the Distribution Group in the second quarter of 2005, coupled with lower cash balances invested in cash and equivalents during 2006 as compared to 2005 resulting from the structure of our new credit facility, which allows us to use cash to repay outstanding debt without a corresponding reduction in borrowing capacity.

Other Income, net

Other income, net decreased to $40 thousand for the nine months ended September 30, 2006 from $0.6 million for the nine months ended September 30, 2005. This decrease was primarily due to a gain of $0.6 million recorded from the early redemption of the note receivable from the Distribution Group during 2005.

Write-Off of Debt Issuance Costs

On March 21, 2006, we paid the balance outstanding under our old credit facility and terminated the related credit and security agreements.  As a result, we recorded a non-cash charge of $1.7 million during the three months ended March 31, 2006 to write off deferred debt issuance costs associated with the early termination of the facility.

Interest Expense

Interest expense decreased $2.0 million, or 35.1%, to $3.7 million for the nine months ended September 30, 2006 from $5.7 million for the nine months ended September 30, 2005. This decrease was primarily due to a reduction in total debt outstanding, partially offset by a general increase in interest rates in 2006 as compared to 2005. Additionally, we expect lower interest expense in 2006 as compared to 2005 due to the structure of our new revolving credit facility, which in addition to a reduced borrowing cost, allows us to use cash to repay outstanding debt, thereby reducing our total debt outstanding without a corresponding reduction in borrowing capacity.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations before income taxes increased to 40.4% for the nine months ended September 30, 2006 from 35.9% for the nine months ended September 30, 2005. The increase was primarily due to the impact of the $14.7 million goodwill impairment charge recorded during the three months ended September 30, 2006, a significant portion of which (relating to the goodwill previously recorded on the books of our United Kingdom-based subsidiary) received a tax benefit at a rate of 30%. In addition, during the nine months ended September 30, 2005, we recorded a tax benefit of $0.2 million related to an investment tax credit from the State of Oklahoma. Based on our current estimate of the distribution of taxable income by state and currently enacted laws, we expect an effective income tax rate of approximately 36.9% for the balance of 2006.

Discontinued Operations

During the nine months ended September 30, 2006 and 2005 we recorded after-tax losses from discontinued operations of $9.7 million and $1.4 million, respectively.

The loss from 2006 includes after-tax charges of $9.6 million for the discontinued Independent Aftermarket businesses. On a pre-tax basis, this loss included (i) $9.7 million of inventory write-downs, (ii) $1.4 million for the impairment of goodwill, (iii) $0.8 million of fixed asset impairment charges, (iv) $0.7 million of severance costs, (v) $0.4 million related to the write-down of accounts receivable and (vi) $0.3 million of other costs primarily related to a settlement with a customer.

The loss from 2006 also includes $0.1 million for certain workers compensation claims at our previously discontinued Drivetrain operation located in Gastonia, North Carolina, offset by a gain of $0.1 million for a change in estimated costs related to the sale of our former Distribution Group business, which we sold in October 2000.

The loss from 2005 includes after-tax charges of $0.7 million related to the previously discontinued Drivetrain operation located in Gastonia, North Carolina and $0.7 million related to the discontinued Independent Aftermarket businesses.

See Note 12 - “Discontinued Operations” in the financial statements.

Reportable Segments

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2006		2005
Net sales	$175.3	100.0%	$197.8	100.0%
Segment profit	$5.1	2.9%	$26.3	13.3%

Net Sales. Net sales decreased $22.5 million, or 11.4%, to $175.3 million for the nine months ended September 30, 2006 from $197.8 million for the nine months ended September 30, 2005. The decrease was primarily due to:

•	lower volumes of Ford and Chrysler transmissions we believe to be largely the result of comparatively higher sales in 2005 due to inventory increases in our customers’ distribution channels during the third and fourth quarters of 2005; we believe these higher inventory positions returned to historical levels during the first half of 2006;

•	a one-time sale in 2005 of $12.5 million of transmission components at cost relating to end-of-life support for an OEM transmission program that ceased production in late 2000;

•	a reduction in volume of DaimlerChrysler remanufactured transmissions due to DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (in 2005 DaimlerChrysler reversed this decision so we expect to see an increase in warranty volume in the future as they begin to add later models and model years to the warranty program); and

•	scheduled price reductions to certain customers pursuant to recent contract renewals,

partially offset by an increase in volume of medium/heavy duty remanufactured transmissions related to the roll-out of the program we launched for Allison in the fourth quarter of 2005 (under the terms of our remanufacturing program with Allison, we are required to purchase the transmission core; accordingly, our results for the nine months ended September 30, 2006 reflect $17.6 million for core included in both net sales and cost of goods sold).

Of our segment net sales for the nine months ended September 30, 2006 and 2005, Ford accounted for 34.2% and 39.6%, Honda accounted for 32.0% and 29.0%, and DaimlerChrysler accounted for 15.6% and 25.8%, respectively.

Impairment of Goodwill. During the nine months ended September 30, 2006, we completed our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets. As a result of the evaluation, we recorded a charge of $11.7 million for the impairment of goodwill assigned to our United Kingdom-based remanufacturing operation. There were no similar costs recorded in 2005.

Exit, Disposal, Certain Severance and Other Charges. During the nine months ended September 30, 2006, we recorded $1.2 million of these costs for severance and related costs associated with the reorganization of certain management functions and costs related to a potential acquisition that we ultimately decided not to pursue. There were no similar costs recorded in 2005.

Segment Profit. Segment profit decreased $21.2 million, or 80.6%, to $5.1 million (2.9% of segment net sales) for the nine months ended September 30, 2006 from $26.3 million (13.3% of segment net sales) for the nine months ended September 30, 2005. This resulted primarily from the goodwill impairment charge, coupled with the factors described above under “Net Sales” and “Exit, Disposal, Certain Severance and Other Charges” and an increase in new business and product development costs, partially offset by benefits resulting from our lean and continuous improvement program and other cost reductions and a reduction of $1.6 million in allocated corporate overhead pursuant to our accounting policy of allocating corporate overhead based upon segment profitability.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2006		2005
Net sales	$195.1	100.0%	$106.8	100.0%
Segment profit	$14.1	7.2%	$12.1	11.3%

Net Sales. Net sales increased $88.3 million, or 82.7%, to $195.1 million for the nine months ended September 30, 2006 from $106.8 million for the nine months ended September 30, 2005. This increase was primarily attributable to the launch and roll-out of new business added during 2005 with Cingular, and to a lesser extent, Nokia, LG, T-Mobile and Thales, coupled with an increase in our base business with Cingular, partially offset by scheduled price reductions to certain customers pursuant to recent contract renewals. Sales to Cingular accounted for 80.7% and 82.5% of segment net sales for the nine months ended September 30, 2006 and 2005, respectively.

Impairment of Goodwill. During the nine months ended September 30, 2006, we completed our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets. As a result of the evaluation, we recorded a charge of $2.9 million for the impairment of goodwill assigned to our automotive materials reclamation operation. There were no similar costs recorded in 2005.

Exit, Disposal, Certain Severance and Other Charges. During the nine months ended September 30, 2006, we recorded $0.4 million of these costs for severance and related costs associated with the reorganization and upgrade of certain management functions and costs related to a potential acquisition that we ultimately decided not to pursue. During the nine months ended September 30, 2005, we recorded $0.5 million of these costs primarily related to our capacity expansion.

Segment Profit. Segment profit increased $2.0 million, or 16.5%, to $14.1 million (7.2% of segment net sales) for the nine months ended September 30, 2006 from $12.1 million (11.3% of segment net sales) for the nine months ended September 30, 2005. The increase was primarily the result of the factors described above under “Net Sales” and “Exit, Disposal, Certain Severance and Other Charges” combined with the benefits of our lean and continuous improvement program and other cost reductions, partially offset by (i) the goodwill impairment charge, an increase in cost associated with the vertical integration of certain test and repair services that were previously outsourced, an increase in cost associated with the launch of a new test and repair program in a new market and an increase of $1.5 million in allocated corporate overhead pursuant to our accounting policy of allocating corporate overhead based upon segment profitability.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $6.8 million at September 30, 2006. Net cash provided by operating activities from continuing operations was $22.5 million for the nine-month period then ended. During the period, we used $13.9 million of cash from our working capital accounts including:

•	$11.1 million for accounts receivable primarily as the result of increased sales volumes to customers in our Logistics segment, and

•	$3.4 million for inventories primarily related to increased test and repair volume in our Logistics segment,

partially offset by $0.4 million of cash provided by prepaid and other assets and $0.2 million of cash provided by accounts payable and accrued expenses.

Net cash used in investing activities from continuing operations of $12.9 million for the period included $8.9 million of capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts, $1.7 million for assets of a business purchased from one of our suppliers, $1.3 million of net purchases of available-for-sale securities for our nonqualified deferred compensation plan and $1.0 million for the purchase of intangible assets. Net cash used in financing activities of $55.1 million included payments of $90.7 million related to the termination of our old credit facility, $11.0 million for treasury stock repurchases of 515,477 shares of our common stock, and $0.8 million of payments for debt issuance costs related to our new credit facility (see discussion below), partially offset by $38.5 million of borrowings under our new credit facility and $7.4 million of cash proceeds and $1.5 million of tax benefits from the exercise of stock-based awards by our employees and non-employee directors.

The $1.0 million payment for intangible assets consists of a license fee that we paid in August 2006 to Fallbrook Technologies Inc to license the right to develop, manufacture and sell Fallbrook's NuVinci™ CVP technology in specified fields of use. The Fallbrook license agreement also provides that in the future we may elect to obtain a license for the automotive field of use by paying an additional $1.0 million license fee.

For full year 2006, we expect to spend approximately $11-12 million for capital expenditures, consisting of approximately $5-6 million in support of new business initiatives and $5-6 million in support of capacity maintenance and cost reduction initiatives.

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

As of September 30, 2006, our borrowing capacity under the new credit facility was $109.9 million, net of $1.6 million for outstanding letters of credit.

We were in compliance with all the credit facility’s debt covenants as of September 30, 2006.

Our revolving credit agreement with HSBC Bank Plc provides for £0.5 million, or $0.9 million in U.S. dollars, to finance the working capital requirements of our U.K. subsidiary. Amounts advanced are secured by substantially all the assets of our U.K. subsidiary. Interest accrues at the HSBC Bank prime lending rate plus 1.5% and is payable monthly. HSBC Bank may at any time demand repayment of all sums owing. As of September 30, 2006, there were no amounts outstanding under this line of credit.

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

On February 16, 2006, we announced our intention to commence a program for the repurchase of up to approximately 2% of our outstanding common stock during the balance of 2006 to offset the potential dilutive impact of new shares issued for stock option exercises and restricted stock grants under our stock incentive plans. During the nine months ended September 30, 2006, we repurchased 501,497 shares of our common stock for approximately $10.7 million pursuant to this program. As of September 30, 2006, we had completed our purchases of shares under this program.

On July 17, 2006, we completed the sale of our Independent Aftermarket engine business and received proceeds of $2.1 million, which are subject to increase or decrease based upon the finalization of certain inventory and receivable amounts.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments. We do not hold or issue derivative financial instruments for trading purposes. We have used derivative financial instruments to manage our exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business. As of September 30, 2006, we were not using any derivative financial instruments.

Interest Rate Exposure. Based on our overall interest rate exposure during the nine months ended September 30, 2006 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows. As of September 30, 2006, interest rate movements of 100 basis points would have resulted in an increase or decrease in interest expense over a one-year period of approximately $0.4 million.

Foreign Exchange Exposure. Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars. We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows. For the nine months ended September 30, 2006, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net loss by approximately $0.7 million.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Todd R. Peters, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of September 30, 2006, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2006, the date of the conclusion of the evaluation of disclosure controls and procedures.

During the second quarter of 2006 we began the process of converting our two U.S.-based Drivetrain operations to a general ledger system also used by our Logistics business. We converted one of the Drivetrain operations during the second quarter and the conversion of the other Drivetrain operation was largely completed during the three months ending September 30, 2006. We believe these conversions did not have a material effect on our internal controls over financial reporting.

There were no other changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2006, we announced our intention to commence a program for the repurchase of up to approximately 2% of our outstanding common stock during the balance of 2006 to offset the potential dilutive impact of new shares issued for stock option exercises and restricted stock grants under our stock incentive plans. As part of this program, we purchased 200,169 shares and 301,328 shares of our common stock at an aggregate cost of $4,333,152 and $6,351,408 during the three months ended March 31, 2006 and September 30, 2006, respectively. As of September 30, 2006, we had completed our purchases of shares under this program.

Following is a summary of treasury stock acquisitions made during the three month period ended September 30, 2006:
Period	Total number of Shares Purchased (1)		Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1-31, 2006	-	$	−	-	-
August 1-31, 2006	301,328		$21.08	301,328	-
Sept 1-30, 2006	-	$	−	-	-

(1) Excludes 5,675 shares acquired and returned to treasury at no cost from the forfeiture of restricted stock awards under our stock incentive plans.

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

AFTERMARKET TECHNOLOGY CORP.

Date: October 24, 2006	/s/ Todd R. Peters
Todd R. Peters, Vice President and Chief Financial Officer

•	Todd R. Peters is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.