Form 10-K
period 2006-12-31
AFTERMARKET TECHNOLOGY CORP
filed 2007-03-01
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From ____________ To ______________

Commission file number 0-21803
_______________________

AFTERMARKET TECHNOLOGY CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4486486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Opus Place, Suite 600, Downers Grove, IL	60515
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (630) 271-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Listed
Common Stock, $.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock, as reported by the Nasdaq National Market, on June 30, 2006) was $542 million.

The number of shares outstanding of the Registrant's Common Stock, as of February 15, 2007, was 21,842,908 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None.

AFTERMARKET TECHNOLOGY CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

PART I

ITEM 1.  BUSINESS

Overview

Aftermarket Technology Corp. and its subsidiaries provide outsourced engineering solutions and supply chain logistics services to the light and medium/heavy-duty vehicle aftermarket and consumer electronics industries. Through our Drivetrain Business, we provide customized remanufacturing services focused on complex light and medium/heavy-duty vehicle drivetrain products, such as automatic transmissions and engines, that are primarily sold through the service, repair and parts organizations of our customers. Through our Logistics Business, we offer value-added supply-chain services to the consumer electronics and light vehicle aftermarket industries, including fulfillment, returns management, reverse logistics, test, repair and other related services. We generally provide services under contractual relationships with customers that distribute high-value, complex products.

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

Our Drivetrain Business

Our Drivetrain Business remanufactures drivetrain products, which we distribute primarily to Original Equipment Service (“OES”) organizations and their outlets. As our OES customers are the service and repair organizations of automotive Original Equipment Manufacturers (“OEMs”), we are not subject to the same market trends, such as the cyclical nature of new light vehicle sales, as “Tier 1” suppliers to the automotive industry. We believe we are the largest independent light vehicle automatic transmission remanufacturer in the world. Our drivetrain products consist principally of remanufactured automatic transmissions and also include remanufactured torque converters, valve bodies and engines. Our principal drivetrain customers are the North American service, repair and parts organizations of Honda, Ford, DaimlerChrysler, Allison and the European division of Ford. Drivetrain Business net sales accounted for 47.1%, 63.5%, 72.2%, 74.7%, and 69.8% of our 2006, 2005, 2004, 2003 and 2002 net sales, respectively.

Remanufactured products are used in the repair of vehicles by dealers and other service outlets during both the warranty and post-warranty periods following the sale of a vehicle. Remanufacturing is a process through which used components known as “cores” are returned to a central facility where they are disassembled and the parts are inspected, cleaned, refurbished and tested. We then combine the reusable parts with new parts, primarily in a high-volume cellular assembly process, to create remanufactured components that are of comparable quality to new components. We remanufacture some of the most complex components of a vehicle, such as the transmission and engine. Generally, our customers and their designated suppliers provide parts and cores to us and the customer retains title to the core. However, our medium/heavy-duty remanufacturing program with Allison requires us to purchase the cores from Allison. In cases where we do not take ownership of the cores, our working capital requirements are reduced. Furthermore, because we use salvaged parts from cores or new parts sourced from our customers and their designated suppliers, we are not directly subject to material pricing fluctuations. We believe remanufactured products are generally lower in cost than new replacement components and frequently facilitate a faster, more reliable repair when compared to components that are rebuilt at service outlets. In addition, remanufactured components efficiently reuse existing parts and are less damaging to the environment.

We remanufacture OEM-approved transmissions for warranty and/or post-warranty replacement of transmissions for Honda, Ford, DaimlerChrysler, Allison and certain foreign OEMs, primarily for use in the United States service and repair organizations of their dealer networks.   Additionally, our European facility remanufactures OEM-approved gas and diesel engines for several European OEMs, including Jaguar and the European divisions of Ford and GM.  These engines are used for warranty and post-warranty replacement, and we also provide certain machining services for some of our customers.

We generally sell our products to each customer pursuant to a supply arrangement for individual transmission or engine models, which supply arrangement typically may be terminated by the customer on 90 days notice or less. Our contracts for transmission remanufacturing with Ford and DaimlerChrysler were both renewed during 2006 and run through 2008.

We work to develop and maintain strong relationships at many levels, in both the corporate and factory organizations of our drivetrain customers. We began remanufacturing transmissions for DaimlerChrysler’s Chrysler division and Ford in 1989, and Honda in 2002.  Over the past few years, we have strengthened our relationships with many of our Drivetrain Business customers, as evidenced by the award of new business with Honda, Ford, General Motors, DaimlerChrysler, Jaguar, Land Rover and Isuzu. We believe that we are the largest provider of remanufactured transmissions to DaimlerChrysler, Ford and Honda for light vehicles in North America.

Our facilities that remanufacture transmissions for OEMs have QS-9000 or ISO-9000 certification, a complete quality management system developed for manufacturers who subscribe to the ISO 9002 quality standards.  The system is designed to help suppliers, such as us, develop a quality system that emphasizes defect prevention and continuous improvement in manufacturing processes.

Our Logistics Business

Our Logistics Business provides a number of value-added services that generate operational efficiencies for our customers through the outsourcing of certain supply chain functions. Specifically, our Logistics Business provides value-added warehousing and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. Except for component parts to support our repair services, we generally do not take ownership of inventory. As a result, we face less risk of inventory obsolescence and require relatively less working capital than logistics service providers who take ownership of inventory. Our principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T Mobility (formerly Cingular Wireless), Nokia, GM, LG, Magellan, T-Mobile, Delphi, Visteon, TiVo and TomTom. Logistics Business segment sales accounted for 52.9%, 36.5%, 27.8%, 25.3% and 30.2% of our 2006, 2005, 2004, 2003 and 2002 net sales, respectively.

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

Our logistics customers market and distribute complex and serialized consumer electronics such as cellular phones, wireless devices, navigation devices, and light vehicle audio systems and instrument clusters. As part of our service offering, we provide bulk and direct fulfillment of cellular telephones to AT&T and its partners.  We deliver products both to AT&T retail locations and directly to individuals who order a cellular phone, and provide inventory tracking and management, process all warranty-service exchanges and perform handset testing and repair. Growth in our Logistics Business has largely been with AT&T. Additionally, we (i) process returns and perform handset testing and repair for Nokia, (ii) remanufacture, repair and distribute light vehicle audio systems and instrument and display clusters primarily for Delphi, Visteon, and GM, and various mobile electronics products, such as navigation systems, primarily for Delphi, GM, Magellan and TomTom, and (iii) offer returned material reclamation and core management and disposition services.

Revenue for services to AT&T grew significantly in 2006 and we expect them to grow further in 2007. We also signed agreements and launched new business with other logistics customers in 2006 that we expect to generate additional sales in 2007.

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

In our remanufacturing process, we generally obtain used transmission and engine cores from our customers or their designated suppliers.  We then sort the cores by vehicle make and model and either place them into immediate production or store them until needed.  In the remanufacturing process, we evaluate the cores, disassemble them into their component parts and inspect, clean, refurbish and test the components that can be incorporated into the remanufactured product.  We replace components that we determine to be not reusable or repairable with other remanufactured or new components.  We conduct inspection and testing at various stages of the remanufacturing process, and we test each finished assembly on equipment designed to simulate performance under operating conditions.  After testing, we generally package completed products for immediate delivery.

There are four primary benefits of using remanufactured components in the repair of vehicles:

•
First, costs to the customers associated with remanufactured assemblies generally are substantially less than costs associated with either new assemblies or assemblies that have been rebuilt by the dealer following a severe failure.  This is due primarily to our lower labor costs and our use of high volume salvage and manufacturing techniques that enable us to refurbish and reuse a high percentage of original components.  The cost savings produced by remanufactured assemblies help our customers manage their warranty expenses.

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

•
Third, replacement of a component with a remanufactured component generally takes considerably less time than the time needed to rebuild the component, thereby significantly reducing the time the vehicle is at the dealer or repair shop and allowing the dealer or repair shop to increase its volume of business.

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

We compete in the value-added warehousing market, a subset of the 3PL market, which we believe is fragmented, with no dominant industry player, and growing rapidly. According to the Armstrong & Associates, Inc. 2006 North American 3PL Market Overview report, this market size was estimated to be $22.3 billion of gross revenues in 2005.

Our Competitive Strengths

We believe we offer products and solutions that improve our customers’ profits and operations as a result of our competitive strengths, which include the following:

Customized Service Offering

We are recognized by our customers for our high level of service and our flexibility in providing product and service solutions. This approach involves our team of specialists who work with the client to understand the specific deliverables required by that client, understand communication points within the supply chain, design solutions, establish operational and business metrics, eliminate waste and improve efficiencies. We offer a broad array of products and services to our logistics customers, which allows us to work with the customer to customize our products and services to meet the specific individual needs of the customer instead of offering one standard suite of products and services. We believe our “One-Size-Fits-One” approach helps us attract and retain customers. For instance, for AT&T, our supply chain management services include product warranty and returns, order entry processing, testing and repair, warehousing, picking, kitting, customized packaging, shipping and delivery of wireless handsets, including wireless data devices.  Our integrated logistics services also include inventory management and private labeling. Our customized approach has allowed us to add Nokia, Allison, T-Mobile, LG, Magellan, TomTom and TiVo as new customers over the past two years.

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

Strong, Experienced Management Team

Our executive and operations management team has extensive experience. Our Chief Executive Officer, Donald T. Johnson, Jr., has 33 years of experience in the logistics and automotive industries, including five years as Global Director of Parts, Supply and Logistics for Ford and 26 years within Caterpillar’s Parts and Service and Logistics organizations where he became Vice President, Caterpillar Logistics. Our Vice President and Chief Financial Officer, Todd R. Peters, has 22 years of financial, acquisition and integration, and automotive operations experience. The President of our ATC Logistics Business, William L. Conley, Jr., has 28 years of logistics experience, and the Vice President of our North American Remanufacturing Operations, Brett O. Dickson, has 17 years of operational and supply chain management experience.

Our Growth Strategies

Our strategy is to be a valued partner that provides remanufacturing, logistics, return and repair services for customers that distribute high-value, complex products in various markets. We will grow by leveraging our strong customer relationships while we develop new customers and products.

Growth Within Our Drivetrain Business

Expand Our Product Offering and Product Application. Our business and product development teams are working to identify new products and processes that enable us to compete for additional business with our OES dealer customers by helping them to increase their penetration of the drivetrain repair market and/or reduce their total warranty costs. For example, we are working with certain of our OES customers to (i) develop and implement products and strategies designed to enable them to penetrate, or increase their penetration of, the post-warranty replacement market for automotive transmissions that we remanufacture on their behalf and (ii) re-introduce remanufactured transmissions as a transmission repair alternative in warranty applications.

Enter Additional Markets for our Services. We are seeking drivetrain remanufacturing opportunities in markets outside our primary light vehicle aftermarket, including the commercial vehicle market. For example, in 2005 we were awarded a remanufacturing program by Allison for medium/heavy-duty automatic transmissions, which generates over $30 million of annualized revenue. We believe that our expertise in drivetrain remanufacturing will be directly transferable to these other markets over time.

Expand Our International Presence. In 2006, we generated approximately 95% of our total net sales in North America. We believe that our expertise in drivetrain remanufacturing will be directly transferable to foreign markets, which generally have a less developed drivetrain remanufacturing market than North America. As such we are actively pursuing additional opportunities with both new and existing customers to provide remanufacturing services in both Europe and Asia. We believe that these areas represent an opportunity for growth. We are currently working to develop programs with OEMs in the growing Chinese automotive market (where we do not currently have a presence).  We continue to explore opportunities in the global automotive industry for our products and services in order to capture new business opportunities and improve profitability.

Emerging Technology. We continue to invest in the NuVinci™ Continuously Variable Planetary (CVP) Drive technology to further diversify our products, markets, customers and revenues. Initially we are focusing on the bicycle, light electric vehicle, recreation/garden vehicle and commercial vehicle markets. We intend to utilize the strengths, capabilities and capacity in our Drivetrain Business to develop and commercialize the CVP product.

Growth Within Our Logistics Business

Target New Customers and Broaden Services Provided to Customers. We believe we are well positioned to capitalize on growth in the 3PL services market, particularly with existing and new customers in the consumer electronics and vehicle industries, by offering customized, reliable and cost effective solutions for customers with complex logistics requirements involving high-value products. In 2006, we were awarded new logistics business that we expect to generate $21 million of annualized revenue.

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

Additional Corporate Initiatives

Leverage Operating Efficiency and Productivity Gains. We regularly evaluate our operating efficiency and productivity in order to increase our profitability and cash flows. Over the last several years, we have completed numerous lean manufacturing, six sigma and continuous improvement projects that have resulted in significant cost savings and increased capacity utilization. Our “Lean and Continuous Improvement” program has helped us achieve margin improvements and further enhancement of quality. We believe there are additional opportunities to further improve our cost base and increase earnings.

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

Employees

As of December 31, 2006, we had approximately 4,000 full-time and temporary employees.  We believe our employee and labor relations are good.  We have not experienced any work stoppage to date and currently none of our employees is represented by a labor union.

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

Segment Reporting

We have two reportable segments: the Drivetrain segment and the Logistics segment. See Item 8. “Consolidated Financial Statements and Supplementary Data” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

Our internet website is www.goATC.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings we make with the Securities and Exchange Commission as soon as reasonably practicable. This information may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an internet website that contains reports and other information regarding issuers like us that file electronically with the Securities and Exchange Commission at www.sec.gov. We will provide a copy of any of the foregoing documents to shareholders upon request. The contents of our website are not part of this Annual Report.

ITEM 1A.  RISK FACTORS

We believe that the following are the material risks currently facing our business. Additional risks we are not presently aware of or that we currently believe are immaterial, may also impair our business operations. Any of these risks could have a material adverse effect on our financial condition, results of operations or stock price. Readers should also refer to the other information included in this Annual Report, including our consolidated financial statements and related notes thereto.

We rely on a few major customers for a significant majority of our business and the loss of any of those customers, significant changes in prices or other terms with any of our major customers, or changes to our customers’ warranty policies, could reduce our net income and operating results.

A few customers account for a significant majority of our net sales each year. In 2006, we had three customers that individually accounted for more than 10% of our net sales. AT&T Mobility (formerly Cingular Wireless) accounted for 41.8%, 29.8% and 23.5% of our net sales during 2006, 2005 and 2004, respectively, Ford accounted for 15.4%, 24.4% and 31.2% of our net sales for 2006, 2005 and 2004, respectively, and Honda accounted for 15.6%, 19.3% and 20.4% of our net sales during 2006, 2005 and 2004, respectively. In addition, DaimlerChrysler accounted for 7.3%, 15.4% and 15.5% of our net sales in 2006, 2005 and 2004, respectively. If we lose any of these customers, or if any of them reduces or cancels a significant order, our net sales and operating results could decrease significantly.

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

Most of our contracts or arrangements with our customers (including the contracts with AT&T and Ford) have a term of three years or less and are terminable by the customer subject to a notice period that ranges from 90 days or less to 180 days. In addition, we periodically renegotiate the prices and other terms of our products with our customers, and have historically experienced price reductions in connection with contract renewals. Because of the periodic expiration of our customer contracts, the short termination periods of those contracts and periodic price negotiations, we cannot give any assurances of the stability of the demand or prices for our products and, therefore, our revenue streams. Significant demand or price fluctuations could materially affect our business.

Loss of a significant customer could also result in us incurring asset impairment charges and exit costs associated with the closure of the plant that serviced that customer. In connection with the loss of General Motors transmission business in 2004, we recorded goodwill and other asset impairment charges totaling $26.4 million and incurred $3.4 million of exit costs to close the Gastonia, North Carolina facility where we had produced units for General Motors.

Within the last few years the standard new vehicle warranty provided by our customers has varied and shorter warranty periods could be implemented in the future. Any shortening of warranty periods could reduce the amount of warranty work performed by dealers and reduce the demand for our products. Additionally, our customers may vary their policies that determine when their dealers may use remanufactured products for warranty applications, which could reduce the demand for our products. Our results, most recently in 2005, have been adversely affected by certain customers changing the policies that govern their dealer warranty repair-versus-replace decisions, which have resulted in dealers repairing more transmissions and consequently replacing fewer transmissions with remanufactured units.

Our Logistics Business is dependent on the strength of AT&T.

AT&T, which accounted for 79.0% of our Logistics segment net sales for 2006, operates in a highly competitive technology market. The number of cell phones sold by AT&T, whether to new subscribers or as replacement phones to existing subscribers, is dependent on its ability to keep pace with technological advancements and to provide service programs and prices that are attractive to current and potential customers. Our Logistics net sales to AT&T are substantially related to the number of phones sold by AT&T. Consequently, any material decrease in phones sold by AT&T will materially and adversely affect our Logistics net sales.

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

Our financial results are also affected by the policies of our OEM customers. Changes to our key OEM customers’ policies that could materially affect our business include:

•	guidelines that affect dealer decisions to rebuild units at the dealer rather than install remanufactured transmissions;

•	a decision not to use remanufactured units for warranty replacements;

•	shortened warranty periods that could reduce the demand for our products;

•	reductions in the amount of inventory our OEM customers elect to retain;

•	longer time periods before remanufactured transmissions are introduced for use with a particular automobile; and

•	pricing strategies.

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

We may experience significant variations in our future quarterly results of operations. These fluctuations may result from many factors, including the condition of our industry in general and shifts in demand and pricing for our products. Our operating results are also highly dependent on our level of gross profit as a percentage of net sales. Our gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control. These factors include:

•	pricing strategies;

•	changes to our customers’ warranty policies;

•	changes in product costs from vendors;

•	the risk of some of the items in our inventory becoming obsolete;

•	the availability and quality of cores;

•	the relative mix of products and services sold during the period; and

•	general market and competitive conditions.

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

Some or all of these items could have a material adverse effect on our business. The businesses we may acquire in the future might not achieve sales and profitability that justify our investment. In addition, to the extent that consolidation becomes more prevalent in our industry, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our growth.

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

As of December 31, 2006, our net debt (outstanding indebtedness minus cash and cash equivalents on hand) was $10.0 million. However, we expect that our indebtedness may increase substantially from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions. Our consolidated indebtedness level could materially affect our business because:

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

Provisions of our certificate of incorporation could make it more difficult for a third party to obtain control of us, even if such a change in control would benefit our stockholders. Our Board of Directors can issue preferred stock without stockholder approval. The rights of common stockholders could be adversely affected by the rights of holders of preferred stock that we issue in the future. These provisions could discourage a third party from trying to obtain control of us. Such provisions may also impede a transaction in which our stockholders could receive a premium over then-current market prices and our stockholders' ability to approve transactions that they consider in their best interests.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We conduct our business from the following facilities:

Location	Approx. Sq. Feet	Lease Expiration Date	Products Produced/Services Provided
Springfield, MO	280,800	2008	transmissions, transfer cases and assorted components (1)
Oklahoma City, OK	100,000	2019	transmissions, transfer cases and assorted components, NuVinci products (1)
Oklahoma City, OK	200,000	owned (2)	transmissions and assorted components (1)
Oklahoma City, OK	94,000	2008	returned material reclamation and disposition, core management (3)
Carrollton (Dallas), TX	39,000	2008	radios, telematics and instrument and display clusters (3)
Ft. Worth, TX	221,000	2008	cellular phone and accessory distribution and related services (3)
Ft. Worth, TX	375,000	2010	cellular phone test and repair, returns processing, accessory packaging (3)
Ft. Worth, TX	180,000	2009	wireless device and accessory distribution and related services (3)
Grantham, England	120,000	owned	engines and related components (1)
________________
(1)	This facility is used by the Drivetrain segment.
(2)	This property is subject to a mortgage securing our bank credit facility.
(3)	This facility is used by the Logistics segment.

We also lease assorted warehouses and space for our corporate offices and computer services centers. We believe that our current facilities are adequate for the current level of our activities. In the event we were to require additional facilities, we believe that we could procure acceptable facilities.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we have been, and currently are, involved in various legal proceedings. Management believes that all of our litigation is routine in nature and incidental to the conduct of our business, and that none of our litigation, if determined adversely to us, would have a material adverse effect, individually or in the aggregate, on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the quarter ended December 31, 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol "ATAC". As of February 15, 2007, there were 126 record holders of our common stock. The following table sets forth for the periods indicated the range of high and low sale prices of the common stock as reported by Nasdaq:

	High	Low
2006
First quarter	$22.68	$19.19
Second quarter	26.83	21.77
Third quarter	25.64	16.81
Fourth quarter	22.31	17.49

2005
First quarter	$16.70	$13.53
Second quarter	17.68	13.80
Third quarter	18.84	15.96
Fourth quarter	21.71	16.15

On February 15, 2007, the last sale price of our common stock, as reported by Nasdaq, was $24.00 per share.

Stock Repurchases

During November 2006, certain employees of the Company delivered to us a total of 1,473 shares of our outstanding common stock in payment of $25,940 of withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans. Per the stock incentive plans, the shares delivered to us were valued at $17.61 per share, the closing price of our common stock on the vesting date of the restricted stock.

Following is a summary of treasury stock acquisitions during the three month period ended December 31, 2006:

Period	Total number of Shares Purchased		Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1-31, 2006	−	$	−	−	−
November 1-30, 2006	1,473		$17.61	1,473(1)	−
December 1-31, 2006	−	$	−	−	−
________________
(1)	Repurchases were made pursuant to our stock incentive plans.

For 2007, we intend to repurchase shares of our outstanding common stock to offset the dilutive impact of stock option exercises and restricted stock grants made during the year under our stock incentive plans. We estimate the number of shares to be repurchased under this plan to be approximately 2% of the total shares outstanding.

Dividends

We have never paid cash dividends on our common stock. Because we currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness, we do not intend to pay cash dividends on the common stock in the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of Aftermarket Technology Corp. to pay cash dividends is dependent upon the receipt of dividends or other payments from our subsidiaries. The agreement for our bank credit facility contains certain covenants that, among other things, restrict our ability to pay dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

Performance Graph

The following graph shows the total return to our stockholders compared to a peer group and the Nasdaq Market Index over the period from December 31, 2001 to December 31, 2006. Each line on the graph assumes that $100 was invested in our common stock and the respective indices at the closing price on December 31, 2001. The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on December 31, 2006.

	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
Aftermarket Technology Corp.	100.00	89.51	84.69	99.38	120.00	131.36
Peer Group Index	100.00	85.18	98.45	133.68	141.54	156.27
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

The peer group consists of Federal-Mogul Corp., Genuine Parts Co., Standard Motor Products (publicly-traded companies engaged primarily in businesses in the automotive aftermarket) and Brightpoint, Inc. (a publicly-traded company engaged in third party logistics business), which, in management’s opinion, most closely represent the peer group for our two business segments.

The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below with respect to the statements of income data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent registered public accounting firm, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto. The selected financial data with respect to the statements of income data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002, are derived from the Consolidated Financial Statements of the Company that have been audited by Ernst & Young LLP, independent registered public accounting firm, but are not included herein. The data provided should be read in conjunction with the Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included in this Annual Report. During the first quarter of 2006, we discontinued our Independent Aftermarket businesses, which were reported as “Other” in segment information previously disclosed. These businesses are classified as discontinued operations and are excluded from the selected financial data presented below.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statements of Income Data:
Net sales	$497,974	$419,618	$375,600	$322,657	$378,764
Cost of sales	393,269	315,507	275,453	227,239	242,781
Exit, disposal, certain severance and other charges (1)	−	−	−	200	−
Gross profit	104,705	104,111	100,147	95,218	135,983
Selling, general and administrative expense	54,538	48,993	45,034	45,332	52,612
Amortization of intangible assets	269	125	125	299	333
Impairment of goodwill	14,592	−	−	−	−
Exit, disposal, certain severance and other charges (credits) (1)	1,938	523	3,766	8,273	(277)
Operating income	33,368	54,470	51,222	41,314	83,315
Interest income	605	2,026	2,658	2,863	2,769
Interest expense	(4,297)	(7,696)	(7,271)	(8,169)	(12,280)
Other income, net	262	542	19	70	43
Equity in income (losses) of investee	−	−	146	277	(575)
Redemption of senior notes	−	−	−	−	(3,022)
Write-off of debt issuance costs	(1,691)	−	−	−	(1,480)
Income tax expense	(10,506)	(16,344)	(16,698)	(13,477)	(23,650)
Income from continuing operations (2)	$17,741	$32,998	$30,076	$22,878	$45,120
Income from continuing operations per diluted share (3)	$0.81	$1.53	$1.40	$0.93	$1.87
Shares used in computation of income from continuing operations per diluted share (3)	21,927	21,579	21,411	24,486	24,119
Other Data:
Capital expenditures	$11,910	$17,292	$10,820	$12,927	$12,476

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,835	$45,472	$18,085	$59,628	$65,504
Working capital, continuing operations	89,262	109,226	88,221	103,855	122,627
Property, plant and equipment, net	53,008	54,153	51,416	53,435	51,648
Total assets	345,677	407,780	390,277	451,862	454,030
Current and long-term debt outstanding	17,800	90,779	112,406	127,342	164,613
Long-term liabilities, less current portion	46,194	107,077	122,225	134,545	159,561
Total stockholders' equity	232,330	221,230	186,373	229,251	206,435
________________

(1)	See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 18” for a description of exit, disposal, certain severance and other charges.

(2)
Income from continuing operations for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 excludes gain (loss) from discontinued operations, net of income taxes, of $(9,718), $(1,990), $(24,300), $(2,367) and $1,307, respectively.

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

Discontinued Operations

During the first quarter of 2006, we discontinued our Independent Aftermarket businesses which remanufactured engines and distributed non-OEM branded remanufactured engines and transmissions directly to independent transmission and general repair shops and certain aftermarket parts retailers. These businesses were not reportable segments and were reported as “Other” in segment information previously disclosed. The operations of these businesses have been reflected in the accompanying consolidated financial statements and management’s discussion and analysis as discontinued operations.

Overview

Operations. We provide outsourced engineering solutions and supply chain logistics services to the light vehicle and medium/heavy-duty aftermarket and consumer electronics industries. Through our Drivetrain Business, we provide customized remanufacturing services focused on complex light and medium/heavy duty vehicle drivetrain products, such as automatic transmissions and engines, that are primarily sold through the service, repair and parts organizations of our customers. Through our Logistics Business, we offer value-added supply-chain services to the consumer electronics and light vehicle aftermarket industries, including fulfillment, returns management, reverse logistics, repair and other related services. We generally provide our services under contractual relationships with customers that distribute high-value, complex products.

Demand for replacement or repair of drivetrain products is a function of numerous factors, such as the number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle. Within this overall market, factors that influence demand for our remanufactured products, when compared to repair services, include product complexity, OEM warranty policies governing replace-versus-repair decisions made by their dealers, and the length of warranty periods. In addition, we believe demand for our remanufacturing services, when compared to repair services, is also increased by the relatively limited number of qualified repair technicians and repair test equipment, and the increase in customer service demands. The demand for our products is not tied to the cyclical nature of new light vehicle sales. However, our OEM customers periodically revise their policies governing warranty repair-versus-replace decisions that can impact, either positively or negatively, the demand for our remanufactured products as dealers utilize a greater or lesser number of remanufactured transmissions. Policy revisions that have negatively impacted demand for our products occurred in late 2002 and early 2003 and again in late 2004. For 2006, our Drivetrain Business reported net sales of $234.6 million, or 47.1% of our total net sales. Additionally, during 2006 we were awarded three new transmission remanufacturing programs with Ford and General Motors that are expected to launch during 2007.

Our Logistics Business provides a number of value-added services that generate operational efficiencies for our customers through the outsourcing of certain supply chain functions. Specifically, our Logistics Business provides value-added warehousing and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. Except for component parts to support our repair services, we generally do not take ownership of inventory. As a result, we face less risk of inventory obsolescence and less working capital needs than other logistics services providers who do take ownership of inventory. However, during 2006, our volume of repair services and associated component inventory increased significantly. Additionally, our business model does not require substantial capital investments in transportation equipment or facilities.

For the year ended December 31, 2006, net sales from our Logistics Business increased $110.2 million, or 71.9%, to $263.4 million, which represented 52.9% of our total net sales. AT&T Mobility (formerly Cingular Wireless) accounted for 79.0% of our Logistics Business sales in 2006. Sales and growth in our Logistics segment have largely: (i) been related to services we provide for AT&T; (ii) been dependent on demand for cellular phones and services and AT&T’s share of cellular service volume; and (iii) benefited from upgrades in cellular telephone technology through increased replacement demand for more advanced handsets, from any increases in the number of AT&T’s subscribers, and from any expansion of our service offerings. Over the past three years, we have launched additional business with AT&T and have expanded on certain lines of service previously provided. In addition to new business from AT&T, we have signed agreements with a number of new logistics customers over the past three years that generated additional sales in 2006 and will generate incremental sales in 2007. We believe our Logistics Business represents a key growth opportunity and we continue to actively pursue customer diversification.

Financing. During 2006, we replaced our old credit facility with a new $150 million revolving credit facility with terms we consider more favorable than those of the old facility. During 2006 we reduced total debt outstanding by $72.9 million and repurchased $11.1 million of treasury stock, primarily from $45.5 million of cash on hand at December 31, 2005, $47.5 million of cash from 2006 operating activities-continuing operations, and $8.8 million of cash generated primarily from the exercise of stock options during 2006. As of December 31, 2006, we had $17.8 million of total debt outstanding, $7.8 million of cash and cash equivalents on hand and $130.6 million of borrowing capacity under our new credit facility.

Components of Income and Expense

Net Sales. In our Drivetrain segment, we recognize sales primarily from the sale of remanufactured transmissions at the time of shipment to the customer and, to a lesser extent, upon the completion or performance of a service. In our Logistics segment, sales are primarily related to providing:

•	value-added warehouse and distribution services;

•	turnkey order fulfillment and information services;

•	test and repair services;

•	automotive electronic components remanufacturing and distribution services; and

•	returned material reclamation, disposition and core management services,

and are recognized upon completion or performance of those services.

Cost of Sales. Cost of sales represents the actual cost of purchased components and other materials, direct labor, indirect labor and warehousing cost and manufacturing overhead costs, including depreciation, utilized directly in the production of products or performance of services for which sales have been recognized.

Selling, General & Administrative Expense. Selling, general and administrative (“SG&A”) expenses generally are those costs not directly related to the production process or the performance of a service generating sales and include all selling, marketing, product development and customer service expenses as well as expenses related to general management, finance and accounting, information services, human resources, legal, and corporate overhead expense.

Amortization of Intangible Assets. Expense for amortization of intangibles primarily relates to the amortization of definite lived intangible assets.

Exit, Disposal, Certain Severance and Other Charges. As part of our lean and continuous improvement philosophy, we have periodically identified opportunities to right-size, rationalize and consolidate operations or manufacturing capacity, alter our processes in an effort to improve customer service, and fix or discontinue lower-margin product lines, the purpose of which is to improve profitability, reduce costs, streamline operations and improve efficiency. As a result of this process, we may incur certain costs, primarily associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and delayering, rationalization of certain products, product lines and services and asset impairments. In management’s opinion these costs are generally incremental to our ongoing operation and are separated on our statements of income in order to improve the clarity of our reported operations.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements. For each of the years ended December 31, 2006, 2005 and 2004, our write-offs were less than $0.1 million. As of December 31, 2006, we had $77.7 million of accounts receivable, net of allowance for doubtful accounts of $0.9 million.

Inventory Valuation. We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand. If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2006, 2005 and 2004, we recorded charges for excess and obsolete inventory of approximately $1.8 million, $0.8 million and $1.9 million, respectively. As of December 31, 2006, we had inventory of $56.9 million, net of a reserve for excess and obsolete inventory of $5.2 million.

Warranty Liability. We provide an allowance for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates. Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures. For the years ended December 31, 2006, 2005 and 2004, we (i) recorded charges for estimated warranty costs of approximately $1.3 million, $1.3 million and $3.4 million, respectively, and (ii) paid and/or settled warranty claims of approximately $1.3 million, $1.5 million and $3.7 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required. Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Our goodwill and indefinite lived intangible assets are tested for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units. In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value. Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of. Actual results may differ from these estimates under different assumptions or conditions. If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements.

Because key new business opportunities considered in the prior year goodwill assessment in both the Drivetrain segment’s United Kingdom-based operation and the Logistics segment’s automotive materials reclamation operation did not materialize, and other near-term growth opportunities were considered limited, we concluded that the fair value of these reporting units no longer supported the assigned goodwill. Accordingly, based upon our annual goodwill impairment tests made as of September 30, 2006, we recorded goodwill impairment charges of $11.7 million related to our Drivetrain segment’s United Kingdom-based operation, and $2.9 million related to the automotive materials reclamation business within our Logistics segment. The fair value of the reporting units was estimated by applying a range of multiples to adjusted EBITDA. As of December 31, 2006, goodwill was recorded at a carrying value of $132.4 million.

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

Accounting for Stock-Based Awards. On January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment. Prior to January 1, 2006, we had applied the intrinsic value method of accounting for stock options granted to our employees and directors under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, employee and director compensation expense was recognized only for those options whose exercise price was less than the market value of our common stock at the measurement date.

We adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. As a result of adopting SFAS No. 123R, during 2006 we recorded pre-tax expense of $1.2 million for stock options compensation and classified this cost as part of selling, general and administrative expense in our consolidated statement of income. The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was approximately $0.04 per share. The pro forma pre-tax cost of stock options compensation for the years ended December 31, 2005 and 2004 was $4.3 million and $5.7 million, respectively. For stock options outstanding as of December 31, 2006, we have yet to record, on a pre-tax basis, an estimated total of $1.1 million of compensation expense to be recognized over a weighted-average period of 1.4 years.

During 2006, we awarded share-based compensation to our employees and non-employee directors. A mix of stock options and restricted stock was granted to our non-employee directors, executive officers and business unit vice presidents and only restricted stock was granted to other employees. As compared to past awards, this award generally contained a greater number of restricted stock awards and a lower number of stock options. We made this change to match current market practice. For restricted stock outstanding as of December 31, 2006, we have yet to record, on a pre-tax basis, an estimated total of $1.8 million of compensation expense to be recognized over a weighted-average period of 1.4 years.

Also during 2006, we elected to adopt the alternative method for calculating the tax effects of stock-based compensation per the provisions of FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The alternative transition (i) provides a simplified method to establish the beginning balance of the additional paid-in capital pool available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R related to the tax effects of stock-based compensation, and (ii) determines the subsequent impact on the Consolidated Statements of Cash Flows of the tax effects of stock-based compensation awards that were partially vested upon adoption of SFAS No. 123R.

SFAS No. 123R prohibits recognition of a deferred tax asset for an excess tax benefit that has not been realized. We recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.

See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 2 and Note 11” for additional disclosures related to our accounting for stock-based awards.

Segment Reporting

We have two reportable segments: the Drivetrain segment and the Logistics segment. Our Drivetrain segment primarily sells remanufactured transmissions to Honda, Ford, DaimlerChrysler, Allison and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle. In addition, the Drivetrain segment sells select remanufactured engines primarily to certain European OEMs. Our Logistics segment provides value-added warehousing and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services to customers in the wireless, consumer electronics and automotive industries. The Logistics segment’s primary customer is AT&T.

We evaluate the performance of each business based upon operating income (segment profit). Our reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

Results of Operations

The following table sets forth financial statement data expressed in millions of dollars and as a percentage of net sales.

	Year Ended December 31,
	2006		2005		2004
Net sales	$498.0	100.0%	$419.6	100.0%	$375.6	100.0%
Gross profit	104.7	21.0	104.1	24.8	100.1	26.7
SG&A expense	54.5	10.9	49.0	11.7	45.0	12.0
Impairment of goodwill	14.6	2.9	−	−	−	−
Exit, disposal, certain severance and other charges	1.9	0.3	0.5	0.1	3.8	1.0
Operating income	33.4	6.7	54.5	13.0	51.2	13.6
Interest income	0.6	0.1	2.0	0.5	2.7	0.7
Other income, net	0.3	−	0.5	0.1	−	−
Write-off of debt issuance costs	(1.7)	(0.3)	−	−	−	−
Interest expense	(4.3)	(0.9)	(7.7)	(1.8)	(7.3)	(1.9)
Income from continuing operations	17.7	3.6	33.0	7.9	30.1	8.0

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Income from continuing operations decreased $15.3 million, or 46.4%, to $17.7 million in 2006 from $33.0 million in 2005. Income from continuing operations per diluted share was $0.81 in 2006 as compared to $1.53 in 2005. Our results for 2006 include (i) goodwill impairment charges of $9.9 million (net of tax), related to our Drivetrain segment’s United Kingdom-based operation and our Logistics segment’s automotive materials reclamation business, (ii) a charge of $1.1 million (net of tax) related to the write-off of deferred debt issuance costs associated with the early termination of our old credit facility, and (iii) exit, disposal, certain severance and other charges of $1.2 million (net of tax), partially offset by income tax benefits of (x) $0.3 million related to the revaluation of our deferred income tax attributes and (y) $0.2 million related to research and development tax credits. Our results for 2005 included (a) a gain of $0.9 million (net of tax) related to $1.4 million of research and development tax credits, net of fees and related expenses of $0.5 million (net of tax), (b) a gain of $0.4 million (net of tax) from the early redemption of the note receivable from the Distribution Group, (c) exit, disposal, certain severance and other charges of $0.3 million (net of tax) and (d) a gain of $0.2 million (net of tax) related to an investment tax credit from the state of Oklahoma. Other factors which caused income from continuing operations to decrease in 2006 as compared to 2005 included:

•	scheduled price reductions to certain customers in our Drivetrain and Logistics segments pursuant to recent contract renewals;

•
a lower volume of Ford remanufactured transmissions we believe to be largely the result of (i) comparatively higher sales in 2005 due to inventory increases in Ford’s distribution channel during the third and fourth quarters of 2005 (we believe these higher inventory positions returned to historical levels during the first half of 2006), and (ii) declining new vehicle sales resulting in a reduction in the population of Ford vehicles in the zero to eight-year age category, which category we believe drives the majority of demand for our Ford products;

•
a reduction in volume of DaimlerChrysler remanufactured transmissions due to (i) DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year and (ii) comparatively higher sales in 2005 due to inventory increases in DaimlerChrysler’s distribution channel;

•	an increase in product development and startup cost in our Drivetrain segment associated with the NuVinci™ CVP technology;

•	an increase in cost in our Logistics segment associated with the vertical integration of certain test and repair services that were previously outsourced; and

•	an increase in cost in our Logistics segment associated with the launch of a new test and repair program in a new market,

partially offset by an increase in volumes in our Logistics segment, primarily related to an increase in our base business with AT&T and the launch and roll-out of new business added during 2005 with AT&T, and to a lesser extent, Nokia, LG, Magellan, T-Mobile and others, the roll-out of our medium/heavy duty transmission remanufacturing program with Allison, benefits of our on-going lean and continuous improvement program and a reduction in interest expense.

Net Sales

Net sales increased $78.4 million, or 18.7%, to $498.0 million for 2006 from $419.6 million for 2005. This increase was primarily due to:

•
an increase in volumes in our Logistics segment, primarily related to the launch and roll-out of new business added during 2005 with AT&T, and to a lesser extent, Nokia, LG, Magellan, T-Mobile and others, coupled with an increase in our base business with AT&T; and

•
an increase in volume of medium/heavy duty remanufactured transmissions in our Drivetrain segment related to the roll-out of the program we launched for Allison in the fourth quarter of 2005 (under the terms of our remanufacturing program with Allison, we are required to purchase the transmission core; accordingly, our results for 2006 and 2005 reflect $23.6 million and $3.2 million, respectively, for core included in both net sales and cost of goods sold);

partially offset by:

•
a lower volume of Ford remanufactured transmissions we believe to be largely the result of (i) comparatively higher sales in 2005 due to inventory increases in Ford’s distribution channel during the third and fourth quarters of 2005 (we believe these higher inventory positions returned to historical levels during the first half of 2006), and (ii) declining new vehicle sales resulting in a reduction in the population of Ford vehicles in the zero to eight-year age category, which category we believe drives the majority of demand for our Ford products;

•
a reduction in volume of DaimlerChrysler remanufactured transmissions due to (i) DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year and (ii) comparatively higher sales in 2005 due to inventory increases in DaimlerChrysler’s distribution channel;

•	a one-time sale in 2005 of $12.5 million of transmission components at cost relating to end-of-life support for an OEM transmission program that ceased production in late 2000; and

•	scheduled price reductions to certain customers in our Drivetrain and Logistics segments pursuant to recent contract renewals.

Of our net sales for 2006 and 2005, AT&T accounted for 41.8% and 29.8%, Honda accounted for 15.6% and 19.3%, Ford accounted for 15.4% and 24.4%, and DaimlerChrysler accounted for 7.3% and 15.4%, respectively.

Gross Profit

Gross profit increased $0.6 million, or 0.6%, to $104.7 million for 2006 from $104.1 million for 2005. The increase was primarily the result of the factors described above under “Net Sales” and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by (i) an increase in cost in our Logistics segment associated with the vertical integration of certain test and repair services that were previously outsourced, (ii) an increase in cost in our Logistics segment associated with the launch of a new test and repair program in a new market and (iii) start-up costs associated with the launch of products utilizing the NuVinci™ CVP technology. Primarily as a result of the higher percentage of test and repair services in Logistics, reverse operating leverage resulting from lower Drivetrain volume and the integration and start-up costs described herein, gross profit as a percentage of net sales decreased to 21.0% for 2006 from 24.8% for 2005.

SG&A Expense

SG&A expense increased $5.5 million, or 11.2%, to $54.5 million for 2006 from $49.0 million for 2005. The net increase is primarily the result of an increase in costs associated with revenue growth in our Logistics segment, as well as for new product development in our Drivetrain segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. As a percentage of net sales, SG&A expense decreased to 10.9% for 2006 from 11.7% for 2005.

Impairment of Goodwill

During 2006, our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets resulted in goodwill impairment charges of $11.7 million related to our United Kingdom-based Drivetrain remanufacturing operation and $2.9 million related to our Logistics segment’s automotive materials reclamation operation. Because key new business opportunities considered in the prior year assessment for both of these reporting units did not materialize, and other near-term growth opportunities were considered limited, we concluded that the fair value of these reporting units no longer supported the assigned goodwill.

Exit, Disposal, Certain Severance and Other Charges

During 2006, we recorded $1.9 million ($1.2 million net of tax) of exit, disposal, certain severance and other charges consisting of (i) $1.1 million ($0.7 million net of tax) for severance and related costs associated with cost reduction activities and the reorganization and upgrade of certain management functions, (ii) $0.5 million ($0.3 million net of tax) for due diligence and other costs related to potential acquisitions that we ultimately decided not to pursue, and (iii) $0.3 million ($0.2 million net of tax) of costs for asset retirement obligations we are contractually obligated to perform in order to restore certain leased facilities to a condition specified in the lease agreement.

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

Operating Income

Operating income decreased $21.1 million, or 38.7%, to $33.4 million for 2006 from $54.5 million for 2005. This net decrease is primarily the result of the goodwill impairment charges, and the factors described above under “Net Sales,” “Gross Profit,” “SG&A Expense” and “Exit, Disposal, Certain Severance and Other Charges.” As a percentage of net sales, operating income decreased to 6.7% from 13.0%.

Interest Income

Interest income decreased $1.4 million, or 70.0%, to $0.6 million for 2006 from $2.0 million for 2005. This decrease was primarily due to the redemption of the note receivable from the Distribution Group in the second quarter of 2005, coupled with lower cash balances invested in cash and equivalents during 2006 as compared to 2005 resulting from the structure of our new credit facility, which allows us to use cash to repay outstanding debt without a corresponding reduction in borrowing capacity.

Other Income, net

Other income, net decreased $0.2 million, or 40.0%, to $0.3 million for 2006 from $0.5 million for 2005. This decrease was primarily due to a gain of $0.6 million recorded from the early redemption of the note receivable from the Distribution Group during 2005.

Write-Off of Debt Issuance Costs

During 2006, we paid the balance outstanding under our old credit facility and terminated the related credit and security agreements.  As a result, we recorded a non-cash charge of $1.7 million during 2006 to write off deferred debt issuance costs associated with the early termination of the facility.

Interest Expense

Interest expense decreased $3.4 million, or 44.2%, to $4.3 million for 2006 from $7.7 million for 2005. This decrease was primarily due to a reduction in total debt outstanding, partially offset by a general increase in interest rates in 2006 as compared to 2005. Additionally, we experienced lower interest expense in 2006 as compared to 2005 due to the structure of our new revolving credit facility, which in addition to a reduced borrowing cost, allows us to use cash to repay outstanding debt, thereby reducing our total debt outstanding, without a corresponding reduction in borrowing capacity.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations before income taxes increased to 37.2% for 2006 from 33.1% for 2005. The increase was primarily due to the impact of the $14.6 million goodwill impairment charge recorded during 2006, a significant portion of which (relating to the goodwill previously recorded on the books of our United Kingdom-based subsidiary) received a tax benefit at a rate of 30%. In addition, during 2005, we recorded tax benefits of $1.4 million related to previously unclaimed research and development tax credits and $0.2 million related to an investment tax credit from the State of Oklahoma. Based on our current estimate of the distribution of taxable income by state and currently enacted laws, we expect an effective income tax rate of approximately 39% for 2007.

Discontinued Operations

During 2006 and 2005 we recorded after-tax losses from discontinued operations of $9.7 million and $2.0 million, respectively.

The loss from 2006 includes after-tax charges of $9.7 million for the discontinued Independent Aftermarket businesses. On a pre-tax basis, this loss included $1.6 million of losses from the operations of these businesses during the year ended December 31, 2006 along with charges related to the closure and sale of these businesses of (i) $9.8 million of inventory write-downs, (ii) $1.4 million for the impairment of goodwill, (iii) $0.8 million of fixed asset impairment charges, (iv) $0.7 million of severance costs, (v) $0.4 million related to the write-down of accounts receivable and (vi) $0.2 million of other costs primarily related to a settlement with a customer.

The loss from 2006 also includes $0.1 million for certain workers compensation claims at our previously discontinued Drivetrain operation located in Gastonia, North Carolina, offset by a gain of $0.1 million for a change in estimated costs related to the sale of our former Distribution Group business, which we sold in October 2000.

The loss from 2005 includes after-tax charges of (i) $1.1 million related to the discontinued Independent Aftermarket businesses, (ii) $0.7 million related to the previously discontinued Drivetrain operation located in Gastonia, North Carolina, and (iii) $0.2 million for a valuation allowance related to the expected expiration of a capital loss carryforward from the sale of our former Distribution Group business, which we sold in October 2000.

See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 15” for a further discussion of these charges.

Reportable Segments

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2006		2005
Net sales	$234.6	100.0%	$266.4	100.0%
Segment profit	$9.0	3.8%	$36.4	13.7%

Net Sales. Net sales decreased $31.8 million, or 11.9%, to $234.6 million for 2006 from $266.4 million for 2005. The decrease was primarily due to:

•
a lower volume of Ford remanufactured transmissions we believe to be largely the result of (i) comparatively higher sales in 2005 due to inventory increases in Ford’s distribution channel during the third and fourth quarters of 2005 (we believe these higher inventory positions returned to historical levels during the first half of 2006), and (ii) declining new vehicle sales resulting in a reduction in the population of vehicles in the zero to eight-year age category, which category we believe drives the majority of demand for our Ford products;

•
a reduction in volume of DaimlerChrysler remanufactured transmissions due to (i) DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year and (ii) comparatively higher sales in 2005 due to inventory increases in DaimlerChrysler’s distribution channel;

•	a one-time sale in 2005 of $12.5 million of transmission components at cost relating to end-of-life support for an OEM transmission program that ceased production in late 2000;

•	a reduction in volume of remanufactured engines for certain older European engine programs;

•	a reduction in volume of Honda remanufactured transmissions used in warranty applications; and

•	scheduled price reductions to certain customers pursuant to recent contract renewals,

partially offset by an increase in volume of medium/heavy duty remanufactured transmissions related to the roll-out of the program we launched for Allison in the fourth quarter of 2005 (under the terms of our remanufacturing program with Allison, we are required to purchase the transmission core; accordingly, our results for 2006 and 2005 reflect $23.6 million and $3.2 million, respectively, for core included in both net sales and cost of goods sold).

Of our segment net sales for 2006 and 2005, Ford accounted for 32.7% and 38.2%, Honda accounted for 33.1% and 30.4%, General Motors accounted for 16.1% and 2.6%, and DaimlerChrysler accounted for 15.6% and 24.3%, respectively.

Impairment of Goodwill. During 2006, we completed our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets. As a result of the evaluation, we recorded a charge of $11.7 million for the impairment of goodwill assigned to our United Kingdom-based remanufacturing operation. There were no similar costs recorded in 2005.

Exit, Disposal, Certain Severance and Other Charges. During 2006, we recorded $1.5 million of these costs for (i) severance and related costs associated with cost reduction activities and the reorganization of certain management functions, (ii) costs related to a potential acquisition that we ultimately decided not to pursue, and (iii) costs for asset retirement obligations we are contractually obligated to perform in order to restore certain leased facilities back to a condition specified in the lease agreement. There were no similar costs recorded in 2005.

Segment Profit. Segment profit decreased $27.4 million, or 75.3%, to $9.0 million (3.8% of segment net sales) for 2006 from $36.4 million (13.7% of segment net sales) for 2005. This resulted primarily from the goodwill impairment charge, coupled with the factors described above under “Net Sales” and “Exit, Disposal, Certain Severance and Other Charges” and an increase in product development and start-up costs associated with NuVinci™ CVP products, partially offset by benefits resulting from our lean and continuous improvement program and other cost reductions and a reduction of $2.4 million in allocated corporate overhead pursuant to our accounting policy of allocating corporate overhead based upon segment profitability.

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2006		2005
Net sales	$263.4	100.0%	$153.2	100.0%
Segment profit	$24.4	9.3%	$18.1	11.8%

Net Sales. Net sales increased $110.2 million, or 71.9%, to $263.4 million for 2006 from $153.2 million for 2005. This increase was primarily attributable to the launch and roll-out of new business added during 2005 with AT&T, and to a lesser extent, Nokia, LG, Magellan, T-Mobile and others, coupled with an increase in our base business with AT&T, partially offset by scheduled price reductions to certain customers pursuant to recent contract renewals. Of our segment net sales for 2006 and 2005, AT&T accounted for 79.0% and 81.5%, respectively.

Impairment of Goodwill. During 2006, we completed our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets. As a result of the evaluation, we recorded a charge of $2.9 million for the impairment of goodwill assigned to our automotive materials reclamation operation. There were no similar costs recorded in 2005.

Exit, Disposal, Certain Severance and Other Charges. During 2006, we recorded $0.5 million of these costs for severance and related costs associated with the reorganization and upgrade of certain management functions and costs related to a potential acquisition that we ultimately decided not to pursue. During 2005, we recorded $0.5 million of these costs primarily related to our capacity expansion.

Segment Profit. Segment profit increased $6.3 million, or 34.8%, to $24.4 million (9.3% of segment net sales) for 2006 from $18.1 million (11.8% of segment net sales) for 2005. The increase was primarily the result of the factors described above under “Net Sales” combined with the benefits of our lean and continuous improvement program and other cost reductions, partially offset by (i) the goodwill impairment charge, (ii) an increase in cost associated with the vertical integration of certain test and repair services that were previously outsourced, (iii) an increase in cost associated with the launch of a new test and repair program in a new market, and (iv) an increase of $2.1 million in allocated corporate overhead pursuant to our accounting policy of allocating corporate overhead based upon segment profitability.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Income from continuing operations increased $2.9 million, or 9.6%, to $33.0 million in 2005 from $30.1 million in 2004. Income from continuing operations per diluted share was $1.53 in 2005 as compared to $1.40 in 2004. Our results for 2005 included (i) a gain of $0.9 million (net of tax) related to $1.4 million of research and development tax credits, net of fees and related expenses of $0.5 million, net of tax, (ii) a gain of $0.4 million (net of tax) from the early redemption of the note receivable from the Distribution Group, (iii) exit, disposal, certain severance and other charges of $0.3 million (net of tax) and (iv) a gain of $0.2 million (net of tax) related to an investment tax credit from the state of Oklahoma. For 2004, our results included (i) exit, disposal, certain severance and other charges of $2.3 million (net of tax) and (ii) an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year. Other factors which caused income from continuing operations to increase in 2005 as compared to 2004 included:

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives;

•	new business wins in our Logistics segment, including our test and repair program with AT&T and, to a lesser extent, Nokia, LG and T-Mobile;

•	an increase in our base logistics business with AT&T; and

•	an increase in volume of Honda remanufactured transmissions as we realized the full-year benefit of that program, which did not fully ramp up until the second quarter of 2004,

partially offset by:

•	scheduled price reductions to certain customers in our Drivetrain and Logistics segments pursuant to contracts entered into primarily in 2003;

•	a reduction in volume of remanufactured engines for certain older European engine programs;

•	an increase in costs related to new business and product development in our Drivetrain Remanufacturing segment; and

•	a reduction in volume of Ford remanufactured transmissions that is believed to result from repair cost-cap adjustments on certain transmission models.

Net Sales. Net sales increased $44.0 million, or 11.7%, to $419.6 million for 2005 from $375.6 million for 2004. This increase was primarily due to:

•	new business wins in our Logistics segment, including our test and repair program and other programs with AT&T and, to a lesser extent, Nokia, LG and T-Mobile;

•	increases in our base logistics volume with AT&T;

•
a one-time sale in 2005 of $12.5 million of transmission components at cost relating to end-of-life support for an OEM transmission program that ceased production in late 2000 and from which we do not expect any future sales; and

•	an increase in volume of Honda remanufactured transmissions as we realized the full-year benefit of that program, which did not fully ramp up until the second quarter of 2004,

partially offset by:

•	scheduled price reductions to certain customers in our Drivetrain and Logistics segments pursuant to contracts entered into primarily in 2003;

•	a reduction in volume of remanufactured engines for certain older European engine programs;

•	a reduction in volume of Ford remanufactured transmissions that is believed to result from repair cost-cap adjustments on certain transmission models; and

•	a reduction in sales for certain remanufacturing-related services and certain other low volume remanufacturing programs.

Of our net sales for 2005 and 2004, AT&T accounted for 29.8% and 23.5%, Ford accounted for 24.4% and 31.2%, Honda accounted for 19.3% and 20.4%, and DaimlerChrysler accounted for 15.4% and 15.5%, respectively.

Gross Profit. Gross profit increased $4.0 million, or 4.0%, to $104.1 million for 2005 from $100.1 million for 2004. The increase was primarily the result of benefits from our lean and continuous improvement program and other cost reduction initiatives, which were largely offset by the factors described above under “Net Sales.” Additionally, gross profit as a percentage of net sales decreased to 24.8% for 2005 from 26.7% for 2004. This decrease in gross profit as a percentage of net sales was primarily due to (i) the scheduled price reductions, (ii) the change in mix of new business in our Logistics segment, and (iii) the unwinding of the end-of-life support for the out-of-production OEM transmission program, which resulted in a one-time sale of $12.5 million of transmissions components at cost in 2005, which reduced gross profit as a percentage of net sales for 2005 by 0.7%, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. In the fourth quarter of 2005, we launched a remanufacturing program for medium/heavy-duty transmissions and expect to realize growth resulting from the ramp-up of that program. Unlike our light vehicle remanufacturing programs, the terms of this medium/heavy-duty remanufacturing contract require us to take title to the core. As a result, the core value is reflected in both revenue and cost of goods sold and is expected to reduce gross profit margins.

SG&A Expense. SG&A expense increased $4.0 million, or 8.9%, to $49.0 million for 2005 from $45.0 million for 2004. The net increase is primarily the result of an increase in costs associated with revenue growth in our Logistics Segment as well as for new business and product development in our Drivetrain segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. As a percentage of net sales, SG&A expense decreased to 11.7% for 2005 from 12.0% for 2004. The one-time sale of transmission components at cost as described above under “Net Sales” reduced SG&A expense as a percentage of net sales for 2005 by 0.3%.

Exit, Disposal, Certain Severance and Other Charges. During 2005, we recorded $0.5 million ($0.3 million net of tax) of exit, disposal, certain severance and other charges primarily related to the closure of an old facility and the move to a new larger facility as part of our capacity expansion within the Logistics segment.

During 2004, we recorded $3.8 million ($2.3 million net of tax) of these costs including (i) $3.3 million of certain non-cash stock-based compensation costs related to modifications to unexercised stock options previously granted to our former Chief Executive Officer and former Chief Financial Officer, per the provisions of the Financial Accounting Standards Board’s Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), (ii) $0.6 million of costs to terminate an agreement with an independent contractor, facility exit and other costs, (iii) $0.5 million of certain non-cash stock-based compensation costs related to the hiring of our current CEO, (iv) $0.3 million of severance and related costs associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives, and (v) $0.3 million of relocation costs related to the hiring of our current CFO, partially offset by a gain of $1.2 million attributed to the reversal of a previously established provision related to the Drivetrain segment for a potential non-income state tax liability upon the finalization of an audit by the state tax authorities.

Operating Income. Operating income increased $3.3 million, or 6.4%, to $54.5 million for 2005 from $51.2 million for 2004. This increase is primarily the result of the factors described above under “Net Sales,” “Gross Profit” and “Exit, Disposal, Certain Severance and Other Charges.” As a percentage of net sales, operating income decreased to 13.0% from 13.6%. The one-time sale of transmission components at cost as described above under “Net Sales” adversely affected operating income as a percentage of net sales for 2005 by 0.4%.

Interest Income. Interest income decreased $0.7 million, or 25.9%, to $2.0 million for 2005 from $2.7 million for 2004. This decrease was primarily due to the early redemption in 2005 of the note receivable from the Distribution Group, partially offset by higher cash balances invested in cash and equivalents during 2005 as compared to 2004 and a general increase in interest rates.

Other Income, net. Other income increased to $0.5 million for 2005 from $19 thousand for 2004. This increase was due to a gain recorded in 2005 from the early redemption of the note receivable from the Distribution Group.

Interest Expense. Interest expense increased $0.4 million, or 5.5%, to $7.7 million for 2005 from $7.3 million for 2004. This increase was primarily due to a general increase in interest rates in 2005 as compared to 2004, partially offset by a reduction in total debt outstanding.

Income Tax Expense. Income tax expense as a percentage of income from continuing operations before income taxes decreased to 33.1% in 2005 from 35.7% for 2004. The 2005 rate reflects income tax benefits of (i) $1.4 million related to previously unclaimed research and development tax credits and (ii) $0.2 million related to an investment tax credit from the state of Oklahoma. During 2004 we recorded an income tax benefit of $0.4 million related to the favorable resolution of an IRS audit of our 1999 tax year.

Discontinued Operations. The loss from 2005, includes after-tax charges of (i) $1.1 million related to the discontinued Independent Aftermarket businesses, (ii) $0.7 million related to the previously discontinued Drivetrain operation located in Gastonia, North Carolina and (iii) a charge of $0.2 million for a valuation allowance related to the expected expiration of a capital loss carryforward from the sale of our former Distribution Group business, which we sold in October 2000.

In 2004, General Motors’ consolidated its vendor base and resourced its remanufactured transmission program from our facility located in Gastonia, North Carolina, in connection with which we closed this facility and discontinued this operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and recorded an after-tax loss of $20.2 million. On a pre-tax basis, this loss included (i) $22.1 million for the impairment of goodwill assigned to this reporting unit, (ii) $1.9 million of costs related to the exit from this facility and the termination of our contract with GM, (iii) $1.7 million of inventory write-downs, (iv) $1.8 million for severance and related costs and (v) $1.5 million of fixed asset impairment charges.

Also in 2004, our discontinued operations include after-tax charges of $3.3 million related to the discontinued Independent Aftermarket businesses and $0.8 million related to our former Distribution Group business.

Reportable Segments

Drivetrain Remanufacturing Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2005		2004
Net sales	$266.4	100.0%	$271.2	100.0%
Segment profit	$36.4	13.7%	$40.0	14.7%

Net Sales. Net sales decreased $4.8 million, or 1.8%, to $266.4 million for 2005 from $271.2 million for 2004. The decrease was primarily due to:

•	a reduction in volume of remanufactured engines for certain older European engine programs;

•	scheduled price reductions to certain customers pursuant to contracts entered into primarily in 2003;

•	a reduction in volume of Ford remanufactured transmissions that is believed to result from repair cost-cap adjustments on certain transmission models; and

•	a reduction in sales for certain remanufacturing-related services and certain other low volume remanufacturing programs,

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

Segment Profit. Segment profit decreased $3.6 million, or 9.0%, to $36.4 million (13.7% of segment net sales) for 2005 from $40.0 million (14.7% of segment net sales) for 2004. This decrease resulted primarily from (i) the factors described above under “Net Sales”, (ii) the 2004 gain of $0.7 million described above under “Exit, Disposal, Certain Severance and Other Charges”, (iii) an increase in costs related to new business and product development, partially offset by benefits from our lean and continuous improvement program and other cost reductions. The “Exit, Disposal, Certain Severance and Other Charges” positively affected segment profit as a percentage of net sales for 2004 by 0.2%. The one-time sale of transmission components at cost as described above under “Net Sales,” adversely affected segment profit as a percentage of net sales for 2005 by 0.6%.

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

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2005		2004
Net sales	$153.2	100.0%	$104.4	100.0%
Segment profit	$18.1	11.8%	$15.5	14.8%

Net Sales. Net sales increased $48.8 million, or 46.7%, to $153.2 million for 2005 from $104.4 million for 2004. This increase was primarily attributable to new business programs, including our test and repair, kitting and other programs with AT&T and, to a lesser extent, Nokia, LG and T-Mobile, combined with an increase in our base fulfillment business with AT&T, partially offset by scheduled price reductions to a customer pursuant to a contract entered into in 2003. Of our segment net sales for 2005 and 2004, AT&T accounted for 81.5% and 84.5%, respectively.

Exit and Certain Severance Charges. During 2005, we recorded $0.5 million of these costs primarily related to the closure of an old facility and the move to a new larger facility as part of our capacity expansion. During 2004, we recorded $0.2 million of these costs consisting of (i) $0.1 million of facility exit costs and (ii) $0.1 million of severance and related costs associated with cost reduction initiatives.

Segment Profit. Segment profit increased $2.6 million, or 16.8%, to $18.1 million (11.8% of segment net sales) for 2005 from $15.5 million (14.8% of segment net sales) for 2004. The increase was primarily the result of the factors described above under “Net Sales,” combined with the benefits of our lean and continuous improvement program and other cost reductions, partially offset by costs and other start-up inefficiencies associated with our capacity expansion efforts.

Liquidity and Capital Resources

Cash Flow & Capital Expenditures

We had total cash and cash equivalents on hand of $7.8 million at December 31, 2006. Net cash provided by operating activities from continuing operations was $47.5 million in 2006. During the period, we used $7.6 million of cash for our working capital accounts, which included the use of $5.3 million for accounts receivable primarily as the result of increased sales to our Logistics segment customers and $5.0 million for inventories primarily related to increased test and repair volume in the Logistics segment, partially offset by an increase in cash of $2.9 million from accounts payable and accrued expenses.

Net cash used in investing activities from continuing operations was $16.0 million for the period, which included $11.9 million of capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts, $1.7 million for assets of a business purchased from one of our suppliers, $1.5 million of net purchases of available-for-sale securities for our nonqualified deferred compensation plan and $1.0 million for the purchase of intangible assets. Net cash used in financing activities of $76.1 million included payments of $90.7 million related to the termination of our old credit facility, $11.1 million for treasury stock repurchases of 516,950 shares of our common stock, and $0.8 million of payments for debt issuance costs related to our new credit facility (see discussion below), partially offset by $17.8 million of net borrowings under our new credit facility and $7.5 million of cash proceeds and $1.3 million of tax benefits from the exercise of stock-based awards by our employees and non-employee directors.

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

For 2007, we estimate $18-$22 million for capital expenditures, consisting of approximately $12-$14 million in support of new business and capacity expansion initiatives in our Logistics and Drivetrain segments and $6-$8 million in support of maintenance and cost reduction initiatives.

For 2007, we expect our effective tax rate to be 39.0%, an increase from our 2006 effective tax rate of 37.2%. This increase is primarily the result of the enactment of tax laws in the state of Texas that are expected to increase our taxable income in that state. These new tax laws are effective as of January 1, 2007. Additionally, in 2006 and 2005 we utilized $4.9 million and $5.1 million of net operating loss carryforwards, reducing our net income tax payments to $0.8 million and $4.8 million, respectively. In 2004, we incurred a tax loss and did not utilize any of our operating loss carryforwards. For 2007, we expect to utilize approximately $4.7 million of remaining net operating loss carryforwards and other available tax credits and expect our tax payments to increase to $11-$13 million.

Financing

On March 21, 2006, we entered into a new credit agreement and a related security agreement with certain banks. This new credit agreement provides for a $150.0 million revolving credit facility available through March 2011. This agreement also provides for the ability to increase the facility size by up to $75.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios. Amounts advanced under the credit facility are guaranteed by all of our domestic subsidiaries and secured by substantially all of our assets and the assets of our domestic subsidiaries.

At our election, amounts advanced under the revolving credit facility will bear interest at either (i) the Base Rate plus a specified margin or (ii) the Eurocurrency Rate plus a specified margin. The Base Rate is equal to the higher of (a) the lender’s prime rate or (b) the federal funds rate plus 0.50%. The applicable margins for both Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 2006, the applicable margins for Base Rate and Eurodollar Rate loans were zero and 1.00%, respectively. As specified in our credit agreement, the following table sets forth the rates based upon our leverage ratio:

	Applicable Rate
Consolidated Leverage Ratio	LIBOR Margin and Letters of Credit	Commitment Fee	Prime Rate Margin
Less than 1.00:1	1.00%	0.20%	0.00%
Greater or equal to 1.00:1 but less than 1.75:1	1.25%	0.25%	0.25%
Greater or equal to 1.75:1 but less than 2.50:1	1.50%	0.30%	0.50%
Greater or equal to 2.50:1	1.75%	0.35%	0.75%

With the proceeds from the new credit facility, on March 21, 2006 we repaid the $86.0 million balance outstanding under our 2002 credit facility and terminated the related credit and security agreements.

At December 31, 2006, our borrowing capacity under the new credit facility was $130.6 million, net of $1.6 million for outstanding letters of credit.

We were in compliance with all the new credit facility’s debt covenants as of December 31, 2006.

In addition, in order to finance its working capital requirements, our U.K. subsidiary has a revolving credit agreement with HSBC Bank Plc for £0.5 million, or approximately $1.0 million in U.S. dollars. Amounts advanced are secured by substantially all the assets of our U.K. subsidiary. Interest accrues at the HSBC Bank prime lending rate plus 1.50% and is payable monthly. HSBC Bank may at any time demand repayment of all sums owing. At December 31, 2006, there were no amounts outstanding under this line of credit.

We had cash and cash equivalents on hand of $7.8 million at December 31, 2006.

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

Other

On February 16, 2006, we announced our intention to commence a program for the repurchase of up to approximately 2% of our outstanding common stock during the balance of 2006 to offset the dilutive impact of new shares issued for stock option exercises and restricted stock grants under our stock incentive plans. During 2006, we repurchased 501,497 shares of our common stock for approximately $10.7 million pursuant to this program. In December 2006, the Board of Directors approved a stock repurchase plan for 2007 with the same terms as the 2006 plan.

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

Contractual Obligations

The following table summarizes our contractual obligations from continuing operations expressed in millions of dollars as of December 31, 2006:

	Total	Less than 1 year		1 - 3 years		3 - 5 years	More than 5 years
Debt Obligations:
Principal balance on credit facility	$17.8	$	−	$	−	$17.8	$	−
Letters of credit	1.6		−		−	1.6		−
Interest on credit facility (1)	5.9		1.4		2.8	1.7		−
Total debt obligations	25.3		1.4		2.8	21.1		−

Operating lease obligations	23.6		7.8		9.3	2.3		4.2
Purchase obligations	11.0		10.9		0.1	−		−
Executive compensation agreements (2)	1.0		0.7		0.3	−		−
Nonqualified deferred compensation (3)	2.0		−		0.2	−		1.8
Deferred compensation (4)	0.6		0.1		0.3	0.2		−
Total	$63.5		$20.9		$13.0	$23.6		$6.0

(1)
Amount represents estimated interest expense obligations on borrowings outstanding under our credit facility at December 31, 2006. Interest is determined assuming the revolving balance outstanding was paid off on March 31, 2011, the expiration date of the credit facility. Interest on floating rate debt is estimated using interest rates in effect at December 31, 2006.

(2)	Represents amounts payable to our former CEO, former CFO and other former executives.

(3)	Represents amounts payable to certain of our employees and directors under a nonqualified deferred compensation plan.

(4)
Relates to the 1997 acquisition of ATS, which requires us to make certain payments to key employees of the seller on various dates subsequent to the closing date. Through December 31, 2006, we had made $3.0 million of these payments (including $0.1 million paid in 2006).

Impact of New Accounting Standards

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This new standard will require several new disclosures in annual financial statements, including (i) the income statement classification of income tax-related interest and penalties, and (ii) a reconciliation of the total amount of unrecognized tax benefits. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. We are currently evaluating FIN 48 and we do not anticipate that the initial adoption of this standard will have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material effect on our financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments. We do not hold or issue derivative financial instruments for trading purposes. We have used derivative financial instruments to manage our exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business. At December 31, 2006, we were not using any derivative financial instruments.

Interest Rate Exposure. Based on our overall interest rate exposure during the year ended December 31, 2006 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows. As of December 31, 2006, interest rate movements of 100 basis points would result in an approximate $0.2 million increase or decrease in interest expense over a one-year period.

Foreign Exchange Exposure. Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars. We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows. For the year ended December 31, 2006, a 10% change in the foreign exchange rate would increase or decrease our consolidated net income by approximately $0.6 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management of Aftermarket Technology Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f).

The Company's internal control over financial reporting is supported by written policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as required by Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page 43.

Aftermarket Technology Corp.

Downers Grove, Illinois
February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Aftermarket Technology Corp.

We have audited the accompanying consolidated balance sheets of Aftermarket Technology Corp. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index of Item 15 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aftermarket Technology Corp. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aftermarket Technology Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 26, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors
Aftermarket Technology Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Aftermarket Technology Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aftermarket Technology Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Aftermarket Technology Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aftermarket Technology Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aftermarket Technology Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 26, 2007

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$7,835	$45,472
Accounts receivable, net	77,720	71,881
Inventories	56,904	50,058
Prepaid and other assets	3,788	4,396
Refundable income taxes	1,382	689
Deferred income taxes	7,771	11,446
Assets of discontinued operations	766	18,562
Total current assets	156,166	202,504

Property, plant and equipment, net	53,008	54,153
Debt issuance costs, net	664	1,981
Goodwill	132,375	146,176
Intangible assets, net	1,327	292
Long-term investments	1,966	347
Other assets	171	80
Assets of discontinued operations	-	2,247
Total assets	$345,677	$407,780

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$46,906	$41,294
Accrued expenses	19,102	23,130
Credit facility	-	10,062
Amounts due to sellers of acquired companies	-	94
Deferred compensation	130	136
Liabilities of discontinued operations	1,015	4,757
Total current liabilities	67,153	79,473

Amount drawn on credit facility, less current portion	17,800	80,623
Deferred compensation, less current portion	2,352	847
Other long-term liabilities	2,335	2,200
Deferred income taxes	23,707	23,407

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,109,709 and 26,539,926
as of December 31, 2006 and 2005, respectively	271	265
Additional paid-in capital	223,288	212,678
Retained earnings	85,913	77,890
Accumulated other comprehensive income	3,537	1,186
Unearned compensation	-	(1,160)
Common stock held in treasury, at cost - 5,303,083 and 4,774,374 shares
as of December 31, 2006 and 2005, respectively	(80,679)	(69,629)
Total stockholders' equity	232,330	221,230

Total liabilities and stockholders' equity	$345,677	$407,780

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the years ended December 31,
	2006	2005	2004
Net sales:
Products	$234,569	$266,398	$271,215
Services	263,405	153,220	104,385
Total net sales	497,974	419,618	375,600

Cost of sales:
Products	183,214	200,488	202,633
Services	210,055	115,019	72,820
Total cost of sales	393,269	315,507	275,453

Gross profit	104,705	104,111	100,147

Selling, general and administrative expense	54,538	48,993	45,034
Amortization of intangible assets	269	125	125
Impairment of goodwill	14,592	-	-
Exit, disposal, certain severance and other charges	1,938	523	3,766

Operating income	33,368	54,470	51,222

Interest income	605	2,026	2,658
Other income, net	262	542	19
Equity in income of investee	-	-	146
Write-off of debt issuance costs	(1,691)	-	-
Interest expense	(4,297)	(7,696)	(7,271)

Income from continuing operations before income taxes	28,247	49,342	46,774

Income tax expense	10,506	16,344	16,698

Income from continuing operations	17,741	32,998	30,076

Loss from discontinued operations,
net of income taxes	(9,718)	(1,990)	(24,300)

Net income	$8,023	$31,008	$5,776

Per common share - basic:
Income from continuing operations	$0.82	$1.55	$1.43
Loss from discontinued operations	$(0.45)	$(0.09)	$(1.15)
Net income	$0.37	$1.45	$0.27

Per common share - diluted:
Income from continuing operations	$0.81	$1.53	$1.40
Loss from discontinued operations	$(0.44)	$(0.09)	$(1.13)
Net income	$0.37	$1.44	$0.27

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation	Common Stock in Treasury	Total

Balance at January 1, 2004	$-	$252	$194,204	$41,106	$1,891	$(231)	$(7,971)	$229,251

Net income	-	-	-	5,776	-	-	-	5,776

Translation adjustments	-	-	-	-	1,651	-	-	1,651

Comprehensive income								7,427

Issuance of 141,500 shares of common stock from incentive stock awards	-	1	2,039	-	-	(2,040)	-	-

Issuance of 708,063 shares of common stock from exercise of stock options	-	7	5,753	-	-	-	-	5,760

Tax benefit from stock-based award transactions	-	-	428	-	-	-	-	428

Stock-based compensation expense from modification of stock options	-	-	3,323	-	-	-	-	3,323

Amortization of unearned compensation	-	-	-	-	-	1,522	-	1,522

Repurchase of 3,820,967 shares of common stock for treasury	-	-	-	-	-	-	(61,338)	(61,338)

Balance at December 31, 2004	-	260	205,747	46,882	3,542	(749)	(69,309)	186,373

Net income	-	-	-	31,008	-	-	-	31,008

Translation adjustments	-	-	-	-	(2,356)	-	-	(2,356)

Comprehensive income								28,652

Issuance of 93,125 shares of common stock from incentive stock awards	-	1	1,475	-	-	(1,476)	-	-

Issuance of 423,382 shares of common stock from exercise of stock options	-	4	4,266	-	-	-	-	4,270

Tax benefit from stock-based award transactions	-	-	1,190	-	-	-	-	1,190

Amortization of unearned compensation	-	-	-	-	-	1,065	-	1,065

Repurchase of 19,670 shares of common stock for treasury	-	-	-	-	-	-	(320)	(320)

Balance at December 31, 2005	-	265	212,678	77,890	1,186	(1,160)	(69,629)	221,230

Net income	-	-	-	8,023	-	-	-	8,023

Translation adjustments	-	-	-	-	2,337	-	-	2,337

Unrealized gain on available-for-sale securities, net of income taxes	-	-	-	-	14	-	-	14

Comprehensive income								10,374

Issuance of 97,429 shares of common stock from incentive stock awards	-	1	(1)	-	-	-	-	-

Issuance of 472,354 shares of common stock from exercise of stock options	-	5	7,490	-	-	-	-	7,495

Tax benefit from stock-based award transactions	-	-	1,525	-	-	-	-	1,525

Noncash stock-based compensation	-	-	2,756	-	-	-	-	2,756

Repurchase of 516,950 shares of common stock for treasury	-	-	-	-	-	-	(11,050)	(11,050)

Reclassification of unearned compensation upon adoption of SFAS 123R	-	-	(1,160)	-	-	1,160	-	-

Balance at December 31, 2006	$-	$271	$223,288	$85,913	$3,537	$-	$(80,679)	$232,330

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the years ended December 31,
	2006	2005	2004
Operating Activities:
Net income	$8,023	$31,008	$5,776

Adjustments to reconcile net income to net cash provided by
operating activities - continuing operations:
Net loss from discontinued operations	9,718	1,990	24,300
Impairment of goodwill	14,592	-	-
Write-off of debt issuance costs	1,691	-	-
Depreciation and amortization	13,871	13,062	11,681
Noncash stock-based compensation	2,756	1,065	4,845
Amortization of debt issuance costs	412	1,254	1,323
Adjustments to provision for losses on accounts receivable	(23)	334	204
Loss on sale of equipment	160	55	20
Deferred income taxes	3,916	9,311	3,891
Changes in operating assets and liabilities,
net of businesses acquired or discontinued/sold:
Accounts receivable	(5,262)	(24,919)	(9,123)
Inventories	(5,013)	12,635	(2,697)
Prepaid and other assets	(244)	2,715	(500)
Accounts payable and accrued expenses	2,920	5,489	(5,693)
Net cash provided by operating activities - continuing operations	47,517	53,999	34,027

Net cash provided by operating activities - discontinued operations	4,425	257	3,208

Investing Activities:
Purchases of property, plant and equipment	(11,910)	(17,292)	(10,820)
Purchases of available-for-sale securities	(3,981)	(561)	-
Purchase of assets of a business	(1,746)	-	-
Purchase of intangible assets	(950)	-	-
Proceeds from sales of available-for-sale securities	2,511	218	-
Proceeds from redemption of note receivable from sale of business	-	8,365	-
Proceeds from sale of property, plant and equipment	57	42	3,882
Net cash used in investing activities - continuing operations	(16,019)	(9,228)	(6,938)

Net cash provided by (used in) investing activities - discontinued operations	2,161	155	(1,694)

Financing Activities:
Payments on term debt	(90,685)	(19,188)	(10,018)
Borrowings on revolving credit facility, net	17,800	-	-
Debt issuance costs	(786)	118	-
Payments on capital lease obligation	-	-	(351)
Proceeds from exercise of stock options	7,495	4,270	5,760
Tax benefit from stock-based award transactions	1,329	-	-
Repurchases of common stock for treasury	(11,050)	(320)	(61,338)
Payments on amounts due to sellers of acquired companies	(29)	(2,450)	(4,067)
Payments of deferred compensation related to acquired company	(136)	(142)	(148)
Net cash used in financing activities	(76,062)	(17,712)	(70,162)

Effect of exchange rate changes on cash and cash equivalents	341	(84)	16

Increase (decrease) in cash and cash equivalents	(37,637)	27,387	(41,543)

Cash and cash equivalents at beginning of year	45,472	18,085	59,628
Cash and cash equivalents at end of year	$7,835	$45,472	$18,085

Cash paid during the year for:
Interest	$4,682	$6,733	$5,300
Income taxes, net	809	4,821	1,828

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1.  The Company

The Company has two reportable segments: the Drivetrain segment and the Logistics segment. The Drivetrain segment primarily sells remanufactured transmissions to Honda, Ford, DaimlerChrysler, Allison and certain foreign Original Equipment Manufacturers (“OEMs”), primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle. In addition, the Drivetrain segment sells select remanufactured engines primarily to certain European OEMs. The Company’s Logistics segment provides value-added warehousing and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. Our principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T Mobility (formerly Cingular Wireless), Nokia, General Motors, LG, Magellan, T-Mobile, Delphi, Visteon, TiVo and TomTom. Established in 1994, the Company maintains manufacturing facilities and logistics operations in the United States and a manufacturing facility in the United Kingdom.

During the first quarter of 2006, the Company discontinued its Independent Aftermarket businesses. These businesses were reported as “Other” in segment information previously disclosed. The results of these businesses are presented as part of discontinued operations in the accompanying financial statements. As a result of the discontinuance of the Independent Aftermarket businesses, for the years ended December 31, 2006, 2005 and 2004, (i) revenues of $8,030, $22,345 and $19,977 and (ii) after-tax losses of $9,734, $1,119 and $3,281, respectively, were reported as part of discontinued operations. (See Note 15 - Discontinued Operations.)

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of (i) new and used transmission parts, cores and finished goods for the Drivetrain segment and (ii) component electronic equipment repair parts for the Logistics segment. Consideration is given to deterioration, obsolescence and other factors in evaluating the estimated market value of inventory based upon management’s judgment and available information which includes assumptions about market conditions, future demand and expected usage rates which may vary from those estimated.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line methods over the estimated useful lives of the assets for financial reporting purposes, as follows: three to ten years for machinery and equipment, three to seven years for autos and trucks, four to seven years for furniture and fixtures, one to 13 years for leasehold improvements and up to 39 years for buildings. Depreciation expense was $13,602, $12,937 and $11,556 for the years ended December 31, 2006, 2005 and 2004, respectively.

Internal Use Computer Software

The Company accounts for these costs in accordance with the provisions of Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, the Company expenses costs incurred in the preliminary stage and, thereafter, capitalizes costs incurred in developing or obtaining internal use software and Web site development. Such capitalized costs are included in property, plant and equipment as part of machinery and equipment and are amortized over a period of not more than five years.

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

Debt Issuance Costs

Debt issuance costs of $786 were incurred during 2006 in connection with the Credit Facility (see Note 9 - Credit Facility) and are being amortized on a straight-line basis over the life of the Credit Facility. As of December 31, 2006 and 2005, debt issuance costs of $664 and $1,981 are reflected net of accumulated amortization of $122 and $4,644, respectively. During 2006, the Company terminated its old credit facility and recorded a non-cash charge of $1,691 related to the write off of unamortized deferred debt issuance costs associated with the facility.

Goodwill and Other Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill and indefinite lived intangible assets for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142. In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. In estimating the fair value of its reporting units, the Company utilizes a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value. Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of. Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.

Because key new business opportunities considered in the prior year goodwill assessment in both the Drivetrain segment’s United Kingdom-based operation and the Logistics segment’s automotive materials reclamation operation did not materialize, and other near-term growth opportunities were considered limited, the Company concluded that the fair value of these reporting units no longer supported the assigned goodwill. Accordingly, based upon on the Company’s annual goodwill impairment tests made as of September 30, 2006, the Company recorded goodwill impairment charges of $11,722 and $2,870 in its Drivetrain and Logistics segments, respectively. The fair value of the reporting units were estimated by applying a range of multiples to adjusted EBITDA.

Per the provisions of SFAS No. 142, the Company’s definite lived intangible assets, consisting of non-compete agreements and a licensing agreement, are amortized over their estimated useful lives. (See Note 6 - Goodwill and Intangible Assets.)

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

Asset Retirement Obligations

The Company follows FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143, which requires entities to record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated. The Company’s asset retirement obligation (“ARO”) liabilities are associated with estimated costs to restore certain leased facilities to a condition specified in the lease agreement. The Company estimates the fair value of these liabilities based on the current condition of the property. In future periods, we may make adjustments to the ARO liability as a result of the availability of new information, changes in labor costs and other factors. The estimate of the ARO liability is based on a number of assumptions requiring professional judgment, and we cannot predict what revisions to these assumptions will be required in future periods. In connection with property leases, we record the ARO as a liability and also record a related asset in an amount equal to the estimated fair value of the liability. The capitalized asset is then depreciated on a straight-line basis over the estimated useful life of the asset. Upon retirement of the asset, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the Consolidated Statements of Income. As of December 31, 2006 and 2005, the fair value of ARO liabilities was $387 and $50, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers including AT&T, Honda, Ford, General Motors, Nokia and DaimlerChrysler, which are located throughout the United States and, to a lesser extent, the United Kingdom. The estimated fair value of these financial instruments approximate their carrying values as of their respective balance sheet dates. The Company performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-off based on historic experience. Accounts receivable balances are written off against allowance for doubtful accounts after a final determination of uncollectibility has been made. The credit risk associated with the Company's accounts receivable is mitigated by its credit evaluation process, although collateral is not required. The Company grants credit to certain customers who meet pre-established credit requirements.

Accounts receivable is recorded at the time of revenue recognition and is reflected net of an allowance for doubtful accounts of $871 and $963 at December 31, 2006 and 2005, respectively.

Revenue Recognition

The Company recognizes revenues when all of the following conditions are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) delivery has occurred or when services have been rendered. In addition, the Company separately classifies its shipping and handling costs reimbursed by its customers as revenue and cost of sales in its Consolidated Statements of Income.

Warranty Cost Recognition

The Company accrues for estimated warranty costs as revenue is recognized.

Costs Associated with Exit or Disposal Activities

In accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognizes a liability for costs associated with exit or disposal activities in the period in which the liability is incurred. The Company classifies the costs associated with exit or disposal activities as a part of Exit, Disposal, Certain Severance and Other Charges on its Consolidated Statements of Income. (See Note 18 - Exit, Disposal, Certain Severance and Other Charges.)

New Product Research and Development Expenses

The cost related to research, design and development of new products charged to expense was $5,566, $1,238 and $- for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock- Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for periods prior to January 1, 2006 have not been restated. Prior to January 1, 2006, the Company applied the intrinsic value method of accounting for the stock options granted to its employees and directors under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123. Accordingly, employee and director compensation expense was recognized only for those options whose exercise price was less than the market value of the Company’s common stock at the measurement date.

During November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FAS 123R-3”). During the fourth quarter of 2006, the Company elected to adopt the alternative method provided in FAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition (i) provides a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R related to the tax effects of stock-based compensation, and (ii) determines the subsequent impact on the Consolidated Statements of Cash Flows of the tax effects of stock-based compensation awards that were partially vested upon adoption of SFAS No. 123R.

SFAS No. 123R prohibits recognition of a deferred tax asset for an excess tax benefit that has not been realized. The Company recognizes a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income from continuing operations for the three and twelve months ended December 31, 2006 was lowered by $229 (net of income taxes of $131) and $787 (net of income taxes of $460), respectively. The Company classified the pre-tax stock options compensation cost of $1,247 for 2006, as part of selling, general and administrative expense in its Consolidated Statements of Income. The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.04 per share. In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit of stock option exercises as operating cash flows in the Consolidated Statements of Cash Flows. Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows.

The fair value of stock options granted was estimated by using the Black-Scholes option pricing model assuming no expected dividends and the following weighted-average assumptions during the time periods indicated:
	For the years ended December 31,
	2006	2005	2004
Expected volatility	38.11%	39.39%	65.71%
Risk-free interest rates	5.01%	3.69%	3.05%
Expected term	3.7 years	2.5 years	3.7 years

Expected volatility: For all periods presented, the expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted.

Risk-free interest rates: For all periods presented, the risk-free interest rate is based on the implied yield on a U.S Treasury constant maturity with a remaining term equal to the expected term of the option granted.

Expected term: The Company’s expected term represents the period that the Company’s stock option awards are expected to be outstanding, and in 2006 the Company performed a review of past stock option exercise and forfeiture activity and identified two groups of optionees for purposes of applying the Black-Scholes option-pricing model. The expected term of stock option awards granted is derived from historical exercise and forfeiture experience for each of the two groups of optionees and represents the period of time that stock option awards are expected to be outstanding for each optionee group. The expected term assumption incorporates the contractual term of an option grant as well as the vesting period of an award.

Forfeitures rate: Compensation expense recognized in the consolidated statements of income for the year ended December 31, 2006 is based on awards ultimately expected to vest and it reflects estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to adoption of SFAS No. 123R, the Company made estimates of forfeitures at the time of grant and adjusted the estimates as stock options were actually forfeited.

For stock-based awards granted by the Company with graded vesting provisions, the Company applies an accelerated attribution method and separately amortizes each vesting tranche over its particular vesting period.

The Company also awards shares of its common stock to certain directors and employees in the form of unvested stock (“Restricted Stock”). These awards are measured at the market value of the Company’s common stock on the date of issuance.

Pro Forma Information under SFAS No. 123

Had compensation cost for the Company’s stock-based award plans been determined in accordance with SFAS No. 123, and recognized as compensation expense on a ratable basis over the applicable vesting period, the Company’s reported income from continuing operations and earnings per share would have been adjusted to the pro forma amounts indicated below:

	For the years ended December 31,
	2005	2004
Income from continuing operations as reported	$32,998	$30,076
Stock-based employee compensation costs included in the determination of income from continuing operations as reported, net of income taxes	670	2,981
Stock-based employee compensation costs that would have been included in the determination of income from continuing operations if the fair value based method had been applied to all awards, net of income taxes	(3,392)	(4,459)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$30,276	$28,598

Basic earnings per common share:
Income from continuing operations as reported	$1.55	$1.43
Pro forma as if the fair value based method had been applied to all awards	$1.42	$1.36

Diluted earnings per common share:
Income from continuing operations as reported	$1.53	$1.40
Pro forma as if the fair value based method had been applied to all awards	$1.40	$1.34

During June 2005, the Company granted 406,125 stock options to certain directors and employees at an exercise price equal to the market price of the Company’s common stock on the grant date. These options became fully exercisable after a six month vesting period. For the year ended December 31, 2005, the Company recognized pro forma compensation expense related to this grant of $1,128, net of tax. Also during June 2005, the Company accelerated the vesting of 74,672 stock options whose exercise prices were above the Company’s closing stock price on the date the vesting of the options was accelerated. As a result, included in pro forma compensation expense for the twelve months ended December 31, 2005 is a charge of $376, net of tax, resulting from the accelerated vesting of such options. The accelerated vesting of these stock options was intended to eliminate a possible compensation expense associated with these options in future periods due to the adoption of SFAS No. 123R.

During 2004, in accordance with APB No. 25 and related interpretations, the Company recorded compensation expense of $3,323 ($2,044 net of income taxes) from the effective modification of stock options held by the Company’s former Chief Executive Officer and former Chief Financial Officer.

New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This new standard will require several new disclosures in annual financial statements, including (i) the income statement classification of income tax-related interest and penalties, and (ii) a reconciliation of the total amount of unrecognized tax benefits. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN 48 and does not anticipate that the initial adoption of this standard will have a material effect on its financial statements.

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

Note 3.  Related-Party Transactions

During March 2005, partnerships controlled by Aurora Capital Group (“Aurora Capital”), which partnerships were among the Company’s largest stockholders, sold all of their shares of the Company’s common stock as part of a public offering pursuant to a shelf registration statement previously filed by the Company. The Company received no proceeds from the sale of the shares. As a result of the sale, the management services agreement between the Company and Aurora Capital terminated and as such, the Company was no longer obligated to pay management fees to Aurora Capital. During 2005 and 2004 the Company paid management fees to Aurora Capital of $32 and $348, respectively. The Company also reimbursed Aurora Capital for out-of-pocket expenses incurred in connection with providing management services.

Note 4.  Inventories

Inventories of continuing operations consist of the following:

	December 31,
	2006	2005
Raw materials, including core inventories	$49,984	$42,743
Work-in-process	1,717	1,538
Finished goods	5,203	5,777
	$56,904	$50,058

Note 5.  Property, Plant and Equipment

Property, plant and equipment of continuing operations are summarized as follows:

	December 31,
	2006	2005
Land	$2,520	$2,433
Buildings	12,888	12,684
Machinery and equipment	100,438	89,672
Autos and trucks	2,063	2,103
Furniture and fixtures	2,664	2,549
Leasehold improvements	15,076	14,192
Construction in process	844	1,064
	136,493	124,697
Less: Accumulated depreciation and amortization	(83,485)	(70,544)
	$53,008	$54,153

Note 6.  Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill of continuing operations by reportable segment and a reconciliation to the consolidated financial statements is summarized as follows:

	Drivetrain	Logistics	Other	Consolidated
Balance at December 31, 2004	$128,096	$18,973	$135	$147,204
Effect of exchange rate changes from the translation of U.K. subsidiary	(1,028)	−	−	(1,028)
Balance at December 31, 2005	127,068	18,973	135	146,176
Impairment	(11,722)	(2,870)	−	(14,592)
Effect of exchange rate changes from the translation of U.K. subsidiary	791	−	−	791
Balance at December 31, 2006	$116,137	$16,103	$135	$132,375

Intangible Assets

The Company’s intangible assets of continuing operations, consisting of non-compete agreements and a licensing agreement, are being amortized over their estimated useful lives and are summarized as follows:

	December 31,
	2006	2005

Intangible assets	$2,575	$1,261
Less: Accumulated amortization	(1,248)	(969)
	$1,327	$292

During June 2006, the Company purchased assets valued at $1,746 from one of its suppliers, acquiring a business which the Company had previously outsourced to this supplier. As part of the asset purchase agreement, the Company received from the supplier a three year non-compete agreement valued at $348.

In August 2006, the Company paid a $950 license fee to Fallbrook Technologies Inc to license the right to develop, manufacture and sell Fallbrook’s NuVinci™ continuously variable planetary (“CVP”) technology in specified fields of use. The provisions of the license agreement provide for an initial term expiring in 2011 with rights to renew the license with respect to certain products at the discretion of the Company for three additional renewal terms of five years each, by paying additional license fees. The Company is amortizing the license fee over the initial five year term.

Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense

2007	$432
2008	328
2009	245
2010	191
2011	112

Note 7.  Accrued Expenses

Accrued expenses of continuing operations are summarized as follows:

	December 31,
	2006	2005

Payroll, employee benefits and related costs	$11,648	$13,913
Customer related allowances, discounts and other credits	714	863
Warranty	1,985	2,499
Exit, disposal, certain severance and other charges	423	343
Interest payable	37	840
Other	4,295	4,672
	$19,102	$23,130

Note 8.  Warranty Liability

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

Changes to the Company’s warranty liability of continuing operations during the years ended December 31, 2004, 2005 and 2006 are summarized as follows:

Balance at December 31, 2003	$3,195
Warranties issued	3,449
Claims paid / settlements	(3,742)
Changes in liability for pre-existing warranties	(136)
Balance at December 31, 2004	2,766
Warranties issued	1,334
Claims paid / settlements	(1,471)
Changes in liability for pre-existing warranties	(130)
Balance at December 31, 2005	2,499
Warranties issued	1,292
Claims paid / settlements	(1,297)
Changes in liability for pre-existing warranties	(509)
Balance at December 31, 2006	$1,985

Note 9.  Credit Facility

On March 21, 2006, the Company entered into a new credit agreement and related security agreement with certain banks (the “Credit Facility”). The Credit Facility provides the Company with a $150,000 five-year senior secured revolving credit facility. The Credit Facility can be increased by up to $75,000 under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

Amounts outstanding under the Credit Facility generally bear interest at LIBOR plus a specified margin or the prime rate plus a specified margin, depending on the type of borrowing being made. The applicable margin is based on the Company’s ratio of debt to EBITDA from time to time.  Currently, the Company’s LIBOR margin is 1.0% and its prime rate margin is zero. Additionally, the Company is required to pay quarterly in arrears a commitment fee based on the average daily unused portion of the Credit Facility during such quarter, currently at a rate 0.20% per annum. The Company must also pay fees on outstanding letters of credit at a rate per annum equal to the applicable LIBOR margin then in effect.

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets. The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries. The Company was in compliance with all debt covenants at December 31, 2006.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty or capacity reduction.

As of December 31, 2006, $17,800 was outstanding under the Credit Facility and the Company had $1,615 of letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $130,585.

On March 21, 2006, the Company used $57,000 of borrowings under the Credit Facility plus available cash on hand to repay the $85,985 balance under its 2002 credit facility and terminated the related credit and security agreements.

The following table summarizes the balances outstanding under its credit facilities:

	December 31,
	2006		2005

A-Loan	$	−	$10,273
B-Loans		−	80,412
Revolver		17,800	−
		17,800	90,685
Less current portion of credit facility		−	(10,062)
Total long-term portion of credit facility		$17,800	$80,623

As of December 31, 2006 and 2005, the carrying amount of the Company’s current and long-term debt, approximates its fair value.

Note 10.  Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	For the years ended December 31,
	2006	2005	2004
Current:
Federal	$8,012	$7,178	$5,541
State	679	435	(57)
Foreign	241	206	519
Total current	8,932	7,819	6,003
Deferred:
Federal	4,870	8,537	9,005
State	(409)	142	1,529
Foreign	(2,887)	(154)	161
Total deferred	1,574	8,525	10,695
	$10,506	$16,344	$16,698

Income from continuing operations before income taxes is summarized as follows:

	For the years ended December 31,
	2006	2005	2004
Domestic	$37,399	$49,338	$44,655
Foreign	(9,152)	4	2,119
Total	$28,247	$49,342	$46,774

The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense from continuing operations is as follows:

	For the years ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates	$9,886	35.0%	$17,270	35.0%	$16,371	35.0%
State income taxes, net of federal tax benefit	442	1.6	578	1.2	1,079	2.3
Foreign income taxes	458	1.6	−	−	(106)	(0.2)
Increase (decrease) in valuation allowance	54	0.1	-	−	(8)	−
Nondeductible expenses	108	0.4	91	0.2	96	0.2
Federal and state credits	(183)	(0.6)	(1,558)	(3.2)	−	−
Federal and state impact of IRS audit resolution	−	−	−	−	(441)	(1.0)
Other	(259)	(0.9)	(37)	(0.1)	(293)	(0.6)
	$10,506	37.2%	$16,344	33.1%	$16,698	35.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company evaluates its deferred tax assets and liabilities at each reporting period in order to properly reflect their tax effects at the currently enacted tax rates. Based on the current expectations for the mix of income by state, the Company recorded an income tax benefit of $274 in 2006. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Inventory obsolescence reserve	$1,677	$2,358
Product warranty accruals	660	1,114
Exit, disposal, certain severance and other charges accruals	299	187
Other nondeductible accruals	3,541	2,155
Credit carryforwards	3,547	2,431
Net operating loss carryforwards	13,754	18,871
Goodwill impairment	4,868	−
Total deferred tax assets	28,346	27,116
Deferred tax liabilities:
Amortization of intangible assets	28,703	23,926
Property, plant and equipment	3,000	3,103
Other deferred items	336	289
Total deferred tax liabilities	32,039	27,318
Valuation allowance	(12,243)	(11,759)
Net deferred tax (liability) asset	$(15,936)	$(11,961)

As of December 31, 2006, the Company had federal operating loss carryforwards of approximately $4,789 ($1,219 expiring in 2020 with the remainder expiring in 2024) and state loss carryforwards of approximately $3,874 (expiring in varying amounts from 2009 to 2025) attributable to states in which the Company’s primary operations are located. These loss carryforwards are available as an offset to the future taxable income of the Company and its subsidiaries. In addition, the Company has state loss carryforwards attributable to states in which the Company no longer conducts business that are subject to a full valuation allowance. During 2006 and 2005, the Company utilized income tax benefits associated with continuing operations of $4,854 and $4,738 from federal operating loss carryforwards, and $84 and $328 from state operating loss carryforwards, respectively. In 2004, the Company incurred a tax loss and did not utilize any operating loss carryforwards.

The Company also has Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $815 available to offset regular income tax payable in future years. During 2006, the Company completed a study of research and development credits and recorded a tax benefit of $183 available to offset federal tax payable in future years. The Company, through its subsidiary in the U.K., has surplus Advance Corporate Tax (“ACT”) of approximately $437 available as a direct offset to future U.K. tax liability. The Company’s AMT credit and surplus ACT can be carried forward indefinitely. The Company did not utilize any tax benefits associated with its ACT carryforward in 2006, 2005 or 2004.

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

During 2006, the Company’s income tax valuation allowance increased by $484 to $12,243 from $11,759 due to (i) an additional valuation allowance of $431 placed on state net operating loss carryforwards due to a change in business structure that left losses in states in which the Company no longer conducts business, and (ii) an increase of $53 to reflect changes to the valuation of foreign carryforwards due to exchange rate fluctuation.

As of December 31, 2006, there were approximately $5,203 of accumulated unremitted earnings from the Company’s U.K. subsidiary with respect to which deferred tax has not been provided because the undistributed earnings of the U.K. subsidiary are indefinitely reinvested.

Note 11.  Stock-Based Awards

The Company provides stock options and other incentive stock awards (“Stock Awards”) to employees, non-employee directors and independent contractors under its 2006 Stock Incentive Plan (the “2006 Plan”), its 2004 Stock Incentive Plan (the “2004 Plan”), its 2002 Stock Incentive Plan (the “2002 Plan”), its 2000 Stock Incentive Plan (the “2000 Plan”), its 1998 Stock Incentive Plan (the “1998 Plan”) and its 1996 Stock Incentive Plan, which expired on July 29, 2004, (the “1996 Plan”) (collectively the “Plans”), all of which have been approved by the Company’s shareholders. The 1996, 1998, 2000 and 2002 plans provide for granting of non-qualified and incentive stock option awards while the 2004 and 2006 plans provide for the granting of non-qualified stock option awards but not incentive options. Stock options under the Plans are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of grant with vesting periods that have ranged from six months to five years, as determined by the Board of Directors or the Compensation and Nominating Committee of the Board of Directors. Options under the Plans expire 10 years from the date of grant. Upon exercise of stock options or granting of Restricted Stock, the Company issues new shares of its common stock. The 2006, 2004, 2002, 2000 and 1998 plans authorize the issuance of 1,100,000, 1,000,000, 1,000,000, 750,000 and 1,200,000 shares of the Company’s common stock, respectively. Shares available for grant under the Plans in the aggregate were 1,195,679, 346,559 and 746,248 as of December 31, 2006, 2005 and 2004, respectively.

Stock Options

A summary of the Plans’ stock option activities during the year ended December 31, 2006 is presented below:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,798,139	$18.43
Granted at market price	200,998	$24.63
Exercised	(472,354)	$15.86
Forfeited	(19,502)	$15.93
Expired	(833)	$19.70
Outstanding at December 31, 2006	1,506,448	$20.10	6.8	$5,735

Vested and expected to vest at December 31, 2006	1,484,685	$20.04	6.7	$5,723
Exercisable at December 31, 2006	1,131,780	$20.19	6.2	$4,522

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on December 29, 2006 and the exercise price of each stock option, multiplied by the number of in-the-money stock options. This amount changes based upon the fair market value of the Company’s common stock.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3,778, $3,167 and $4,387. The weighted average fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 is estimated at $8.67, $4.50 and $7.49, respectively.

The following summarizes information about options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Shares	Weighted- Average Exercise Prices

$4.56 - $7.00	40,999	4.3 years	$5.01	40,999	$5.01
$7.01 - $12.00	95,832	5.3 years	$10.05	86,499	$10.10
$12.01 - $15.00	385,161	7.1 years	$14.48	221,824	$14.42
$15.01 - $20.00	290,458	7.7 years	$16.56	286,458	$16.51
$20.01 - $30.00	693,998	6.5 years	$26.97	496,000	$27.91
	1,506,448	6.7 years	$20.10	1,131,780	$20.19

Restricted Stock

The following summarizes the status of the Restricted Stock as of December 31, 2006 and changes during the year ended December 31, 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2006	144,121	$15.38
Granted	97,429	$24.51
Vested	(57,792)	$15.16
Forfeited	(11,759)	$16.42
Unvested balance at December 31, 2006	171,999	$20.56

The Company estimates that as of December 31, 2006 it had $1,845 of total unrecognized compensation cost related to Restricted Stock granted under the Plans. That cost is expected to be recognized over the weighted-average period of 1.4 years. The total fair value of shares that vested during the years ended December 31, 2006, 2005 and 2004 was $1,375, $1,082 and $641, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company recognized compensation expense of $1,509 ($953 net of income taxes), $1,065 ($670 net of income taxes) and $1,522 ($937 net of income taxes), respectively, related to Restricted Stock awards. The weighted average grant-date fair value of Restricted Stock granted during 2005 and 2004 was $15.85 and $14.41, respectively.

Note 12.  Repurchases of Common Stock

On February 16, 2006, the Company announced its intention to commence a program for the repurchase of up to approximately 2% of its outstanding common stock during the balance of 2006. As part of this program, the Company purchased 501,497 shares of its common stock at an aggregate cost of $10,684 during the year ended December 31, 2006. These repurchases were made by the Company to offset the dilutive impact of new shares issued for stock options exercised and for Restricted Stock granted under its stock incentive plans. As of December 31, 2006, the Company had completed its purchases of shares under this program.

During the years ended December 31, 2006 and 2005, certain officers and employees of the Company delivered to the Company 15,453 and 19,670 shares of the Company’s common stock in payment of $366 and $320, respectively, of withholding tax obligations arising from the vesting of Restricted Stock awards. Per the stock incentive plan under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plan and are available for future grant.

In addition, 11,759 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards during 2006.

Note 13.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the years ended December 31,
	2006	2005	2004
Numerator:
Income from continuing operations	$17,741	$32,998	$30,076

Denominator:
Weighted-average common shares outstanding	21,714,161	21,351,829	21,096,921
Common stock equivalents	213,131	227,251	314,341
Denominator for diluted earnings per common share	21,927,292	21,579,080	21,411,262

Per common share - basic	$0.82	$1.55	$1.43
Per common share - diluted	$0.81	$1.53	$1.40

Note 14.  Employee Retirement Plans

The Company’s defined contribution plan provides substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements. As determined by the provision of the plan, contributions are made on a before-tax basis and the Company matches a portion of the employees' basic voluntary contributions. Company matching contributions to defined contribution plans were approximately $1,156, $1,103 and $1,060 for the years ended December 31, 2006, 2005, and 2004, respectively.

During 2005, the Company adopted a nonqualified deferred compensation plan for certain employees and directors. Under the terms of this plan, funds are withheld from the participant’s pre-tax earnings, a portion of which are matched by the Company, and are placed into a trust in which the use of the trust assets by the Company is restricted to future distributions to plan participants. Distributions, as specified by the plan participants, are made upon the participants’ termination from the plan or over contractually defined pay dates ranging from less than one year to thirteen years from December 31, 2006. The assets of the trust primarily consist of mutual fund securities and are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy. At December 31, 2006 and 2005, the trust’s assets were $1,966 and $347 and the corresponding compensation liability, included in the long term portion of deferred compensation, was $1,948 and $346, respectively.

The Company classifies these investments as available-for-sale securities, with unrealized holding gains and losses reported net of tax in accumulated other comprehensive income. The following is a summary of the trust’s assets:

	December 31,
	2006	2005
Cost basis of investments	$1,945	$350
Gross unrealized holding gains	30	1
Gross unrealized holding losses	(9)	(4)
Aggregate fair value	$1,966	$347

In addition, the Company’s subsidiary located in the U.K. provides a voluntary retirement benefits plan for its employees. Company-matching contributions to this plan were approximately $466, $519 and $562 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 15.  Discontinued Operations

The Company’s Independent Aftermarket businesses remanufactured engines and distributed non-OEM branded remanufactured engines and transmissions directly to independent transmission and general repair shops and certain aftermarket parts retailers. These businesses had incurred operating losses since their beginning. On February 15, 2006, the Company made the decision to exit its Independent Aftermarket transmission and engine businesses. The transmission business ceased operations during the first quarter of 2006 and on July 17, 2006 the Company completed the sale of its Independent Aftermarket engine business to Proformance Technologies, LLC. As part of the sale, the Company received proceeds of $2,051. The Independent Aftermarket businesses were not reportable segments and were reported as “Other” in segment information previously disclosed.

During 2006, the Company recorded a pre-tax charge of $13,261 related to the exit from these businesses including (i) $9,779 for the write-down of inventory to estimated net realizable value, (ii) $1,385 for the impairment of goodwill, (iii) $775 for the write-down of property, plant and equipment, (iv) $707 of severance costs, (v) $398 for the write-down of accounts receivable, and (vi) $217 of other costs primarily related to a settlement with a customer.

Net sales for the Independent Aftermarket businesses were $8,030, $22,345 and $19,977 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the current assets of discontinued operations included a promissory note, accounts receivable and inventory of $459, $158 and $149, respectively. As of December 31, 2005, the current assets of discontinued operations included accounts receivable and inventory of $3,414 and $15,093, respectively.

During 2004, General Motors resourced its remanufactured transmission program from the Company’s facility located in Gastonia, North Carolina, and correspondingly, the Company closed this facility. Upon the closure of the facility in the fourth quarter of 2004, the operations of this operating unit within the Company’s Drivetrain segment were reclassified as discontinued operations. In connection with the Gastonia facility closure, the Company recorded a pre-tax charge of $28,773 during 2004. During 2005 and 2006, the Company recorded additional charges of $727 (net of income taxes of $416) and $44 (net of income taxes of $24), respectively, related to the closure of this operating unit.

In October 2000, the Company sold the Distribution Group (a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers now known as Axiom Automotive Technologies), classified the results of this business as part of discontinued operations and recorded a pre-tax loss of $141,429 from the sale of this business. During 2004, the Company recorded a loss of $794 related to the Distribution Group including (i) a charge of $2,218 for a valuation allowance related to the expected expiration of a capital loss carryforward, (ii) a non-cash tax benefit of $1,368 based upon the resolution of prior year income tax issues with respect to the tax basis of the Distribution Group, and (iii) income of $56 (net of income taxes of $37) based upon updated information regarding obligations and other costs related to the sale of the Distribution Group. During 2005, the Company recorded a charge of $144 for an adjustment to the valuation allowance related to the expected expiration of a capital loss carryforward, and during 2006 the Company recorded income of $60 (net of income taxes of $30) based upon updated information regarding obligations for certain costs related to the sale of this business.

Details of the loss recorded from discontinued operations are as follows:

	For the years ended December 31,
	2006		2005		2004
Exit from Independent Aftermarket:
Loss from closure and sale of businesses		$(13,261)	$	−	$	−
Operating loss		(1,576)		(1,795)		(5,029)
Non-operating income		143		43		5
Loss before income taxes		(14,694)		(1,752)		(5,024)
Income tax benefit		4,960		633		1,743
Loss from Independent Aftermarket, net of income taxes		(9,734)		(1,119)		(3,281)

Disposal of Gastonia Operations:
Sales	$	−	$	−		$19,992
Impairment of goodwill		−		−		(22,114)
Exit, disposal, certain severance and other charges		−		(1,012)		(6,906)
Other costs and expenses		(68)		(131)		(21,788)
Loss before income taxes		(68)		(1,143)		(30,816)
Income tax benefit		24		416		10,591
Loss from Gastonia operation, net of income taxes		(44)		(727)		(20,225)

Sale of Distribution Group:
Income before income taxes		90		−		93
Income tax expense		(30)		−		(37)
Adjustment to valuation allowance on capital losses		−		(144)		(2,218)
Adjustment to income tax benefit		−		−		1,368
Gain (loss) from Distribution Group, net of income taxes		60		(144)		(794)

Loss from discontinued operations, net of income taxes		$(9,718)		$(1,990)		$(24,300)

Details of assets and liabilities of discontinued operations are as follows:
	December 31,
	2006		2005
Assets:
Exit from Independent Aftermarket:
Accounts receivable		$158	$3,414
Promissory note receivable		459	−
Inventory		149	15,093
Other current assets		−	55
Total current assets of discontinued operations		766	18,562
Property, plant and equipment		−	862
Goodwill		−	1,385
Total long term assets of discontinued operations		−	2,247
Total assets of discontinued operations		$766	$20,809

Liabilities:
Exit from Independent Aftermarket:
Accounts payable	$	−	$1,557
Accrued expenses		847	2,969
Disposal of Gastonia Operations:
Current liabilities		148	105
Sale of Distribution Group:
Obligations from the sale of the distribution group		20	126
Total liabilities of discontinued operations		$1,015	$4,757

Note 16.  Commitments and Contingencies

The Company leases certain facilities and equipment under various operating lease agreements, which expire on various dates through 2019. Facility leases that expire generally are expected to be renewed or replaced by other leases. Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

For the years ended December 31,	Operating Leases

2007	$7,830
2008	5,745
2009	3,496
2010	1,566
2011	770
2012 and thereafter	4,177
Total minimum lease payments	$23,584

Rent expense for all operating leases approximated $8,805, $8,522 and $8,726 for the years ended December 31, 2006, 2005 and 2004, respectively.

From time to time, the Company has been, and currently is, involved in various legal claims arising in connection with its business. While the results of these claims cannot be predicted with certainty, as of December 31, 2006, there were no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations or cash flows.

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the "DG Sale") and now known as Axiom Automotive Technologies, the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future. These include the Company's indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including former manufacturing facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities, and (iii) any tax liability of the Distribution Group relating to periods prior to the

DG Sale. During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification. In addition, prior to the DG Sale several of the Distribution Group's real estate and equipment leases with terms ending on various dates through 2007, were guaranteed by the Company. These guarantees, which originated prior to the time of the DG Sale, remain in effect after the DG Sale so the Company continues to be liable for the Distribution Group's obligations under such leases in the event that the Distribution Group does not honor those obligations. As of December 31, 2006, minimum lease obligations related to these leases totaled $226 for which the Company has no liability recognition requirement. The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees; however, the Company holds no assets as collateral for these obligations.

Note 17.  Segment Information

Within the Company, financial performance is measured by lines of business. The Company aggregates certain of its operating units to form two reportable segments: the Drivetrain segment and the Logistics segment. The Drivetrain segment primarily sells remanufactured transmissions to Honda, Ford, DaimlerChrysler, Allison and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle. In addition, the Drivetrain segment sells select remanufactured engines primarily to certain European OEMs. The Company’s Logistics segment provides value-added warehousing and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. Our principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T, Nokia, General Motors, LG, Magellan, T-Mobile, Delphi, Visteon, TiVo and TomTom. The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

The Company evaluates performance based upon operating income. The reportable segments’ accounting policies are the same as those described in the summary of significant accounting policies (see Note 2 - Summary of Significant Accounting Policies). The Company fully allocates (i) corporate overhead generally based upon budgeted full year profit before tax, and (ii) internal information systems costs based upon usage estimates.

Financial information relating to the Company’s reportable segments and a reconciliation to the consolidated financial statements are as follows as of and for the years ended December 31:

	Drivetrain	Logistics	Corporate		Discontinued Assets		Consolidated
2006:
Net sales from external customers	$234,569	$263,405	$	−	$	−	$497,974
Depreciation and amortization expense	8,416	5,455		−		−	13,871
Impairment of goodwill	11,722	2,870		−		−	14,592
Exit, disposal, certain severance and other charges	1,479	459		−		−	1,938
Operating income	8,976	24,392		−		−	33,368
Total assets	236,430	90,604		17,877		766	345,677
Goodwill	116,137	16,103		135		−	132,375
Expenditures of long-lived assets, net	5,932	5,871		107		−	11,910

2005:
Net sales from external customers	$266,398	$153,220	$	−	$	−	$419,618
Depreciation and amortization expense	8,040	5,022		−		−	13,062
Exit, disposal, certain severance and other charges (credits)	(20)	543		−		−	523
Operating income	36,418	18,052		−		−	54,470
Total assets	253,348	75,033		58,590		20,809	407,780
Goodwill	127,068	18,973		135		−	146,176
Expenditures of long-lived assets, net	5,758	11,053		481		−	17,292

2004:
Net sales from external customers	$271,215	$104,385	$	−	$	−	$375,600
Depreciation and amortization expense	7,786	3,895		−		−	11,681
Exit, disposal, certain severance and other charges (credits)	(705)	156		4,315		−	3,766
Operating income (loss)	40,045	15,492		(4,315)		−	51,222
Total assets	270,243	48,352		47,823		23,859	390,277
Goodwill	128,096	18,973		135		−	147,204
Expenditures of long-lived assets	8,051	2,253		516		−	10,820

Geographic information for revenues, determined by destination of sale and long-lived assets, determined by the location of the Company’s facilities is as follows:

	As of and for the
	Years ended December 31,
	2006	2005	2004
Net sales:
United States	$471,513	$388,849	$342,418
Europe and Canada	26,461	30,769	33,182
Consolidated net sales	$497,974	$419,618	$375,600

Long-lived assets:
United States	$185,319	$186,254	$182,254
Europe	3,528	14,794	17,188
Assets of discontinued operations	−	2,247	2,804
Consolidated long-lived assets	$188,847	$203,295	$202,246

During the year ended December 31, 2006, net sales from each of three customers amounted to 10 percent or more of the Company’s net sales. For the years ended December 31, 2006, 2005 and 2004, sales to AT&T (Logistics segment) accounted for $208,008, $124,878 and $88,233, Ford (Drivetrain and Logistics segments) accounted for $76,659, $102,281 and $117,083, Honda (Drivetrain segment) accounted for $77,630, $81,049 and $76,671, and DaimlerChrysler (Drivetrain segment) accounted for $36,588, $64,609 and $58,220, respectively.

Note 18.  Exit, Disposal, Certain Severance and Other Charges

The Company has periodically incurred certain costs, primarily associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and cost-outs, rationalization of certain products, product lines and services and asset impairments. Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, moving and relocation costs, losses on impairments of fixed assets, and write-down of inventories.

General Activities Relating to Exit, Disposal, Certain Severance and Other Charges:

In 2003, the Company recorded compensation costs payable to its former CEO of $1,953, related to his conversion from full-time to part-time employment. During 2006, the Company paid the remaining amounts related to this obligation.

In 2004, the Company recorded a net charge of $3,779 consisting of (i) $3,323 of non-cash compensation expense related to modifications to unexercised stock options previously granted to the Company’s former CEO and former CFO, (ii) $530 of exit and other costs primarily related to the termination of an independent contractor agreement and costs related to the closure of two facilities, (iii) $525 of certain stock-based compensation costs related to the hiring of the Company’s current CEO, (iv) $292 of severance and related costs for 10 management and operational support personnel associated with the reorganization and upgrade of certain management functions and other cost reduction initiatives, and (v) $260 of relocation costs primarily related to the hiring of the Company’s current CFO, partially offset by a gain of $1,151 related to the reversal of a previously established provision related to the Drivetrain segment for a potential non-income state tax liability that was reduced through the finalization of an audit by the state tax authorities.

In 2005, in order to accommodate increased service volumes within its Logistics segment, the Company expanded its capacity by moving certain of its operations to a larger facility and recorded a charge of $543 consisting of (i) $282 related to the write-down of certain fixed assets, and (ii) $261 of exit and other costs related to the move. The Company completed this facilities transition during 2005. In addition, the Company recorded a gain of $20 during 2005 primarily due to the adjustment of estimated exit costs.

In 2006, the Company incurred severance and related charges primarily related to cost reduction initiatives of (i) $844 for its Drivetrain segment manufacturing facilities in the United States, (ii) $209 for its Logistics segment, and (iii) $106 at its manufacturing facility in the United Kingdom.

Additionally, the Company recorded (i) third-party acquisition diligence and other costs of $496 related to potential acquisitions that the Company ultimately decided not to pursue, and (ii) $283 of costs for asset retirement obligations the Company is contractually obligated to perform in order to restore certain leased facilities to a condition specified in the lease agreement.

Following is an analysis of the reserves relating to these activities:

	Termination Benefits	Exit / Other Costs	Loss on Write-Down Of Assets		Total
Reserve as of December 31, 2003	$3,690	$1,584	$	−	$5,274
Provision 2004	3,615	164		−	3,779
Payments 2004	(2,166)	(1,220)		−	(3,386)
Non-cash stock-based compensation write-offs 2004	(3,323)	(525)		−	(3,848)
Reserve as of December 31, 2004	1,816	3		−	1,819
Provision 2005	(17)	258		282	523
Payments 2005	(1,539)	(261)		−	(1,800)
Asset write-offs 2005	−	−		(282)	(282)
Reserve as of December 31, 2005	260	−		−	260
Provision 2006	1,159	779		−	1,938
Payments 2006	(999)	(496)		−	(1,495)
Adjustment 2006	3	104		−	107
Reserve as of December 31, 2006	$423	$387	$	−	$810

Facilities Consolidation Costs - Drivetrain Segment

On June 23, 2003, the Company announced its decision to consolidate one of its transmission remanufacturing operations from a leased facility located in Mahwah, New Jersey into a Company-owned under utilized facility in Oklahoma City, Oklahoma. This decision was primarily driven by an expectation of lower operating costs (primarily labor and facility related). The relocation from the Mahwah facility to the Oklahoma City facility was completed during November 2003 and the Mahwah lease expired on December 31, 2003. Following is an analysis of the reserves related to this activity:

	Termination Benefits		Exit / Other Costs		Loss on Write-Down of Assets		Total
Total amount expected to be incurred		$1,186		$2,065		$817		$4,068
Total amount incurred to date		$1,186		$2,065		$817		$4,068

Reserve as of December 31, 2003		$571		$399		$200		$1,170
Provision 2004		(24)		11		−		(13)
Payments - 2004		(547)		(99)		−		(646)
Reserve as of December 31, 2004		−		311		200		511
Payments - 2005		−		(228)		−		(228)
Reserve as of December 31, 2005		−		83		200		283
Payments 2006		−		(23)		−		(23)
Asset write-offs 2006		−		−		(200)		(200)
Adjustment 2006		−		(60)		−		(60)
Reserve as of December 31, 2006	$	−	$	−	$	−	$	−

Note 19.  Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
2006
Net sales	$119,406	$122,021	$128,952	$127,595
Gross profit	24,239	26,446	24,887	29,133
Exit, disposal, certain severance and other charges	106	581	918	333
Impairment of goodwill	-	-	14,592	-
Income (loss) from continuing operations	5,729	6,812	(3,941)	9,141
Net income (loss)	(3,200)	6,764	(4,625)	9,084
Income from continuing operations per common share - basic and diluted	$0.26	$0.31	$(0.18)	$0.42

2005
Net sales	$87,921	$99,094	$117,536	$115,067
Gross profit	21,733	24,966	27,605	29,807
Exit, disposal, certain severance and other charges	86	348	89	-
Income from continuing operations	5,687	7,430	9,053	10,828
Net income	5,350	7,454	7,967	10,237
Income from continuing operations per common share - basic and diluted	$0.27	$0.35	$0.42	$0.50

During the third quarter of 2006, the Company recorded goodwill impairment charges of $11,722 ($8,050 net of income taxes) related to the Drivetrain segment’s United Kingdom-based operation and $2,870 ($1,812 net of income taxes) related to the automotive materials reclamation business within the Logistics segment.

During the fourth quarter of 2005, the Company recorded income on an after-tax basis of $874 (tax benefits of $1,365 offset by fees and related expenses of $491, net of tax) related primarily to previously unclaimed research and development tax credits.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(i)  Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

During the second quarter of 2006 we began the process of converting our two U.S.-based Drivetrain operations to a general ledger system also used by our Logistics business. We converted one of the Drivetrain operations during the second quarter of 2006 and the conversion of the other Drivetrain operation was completed during the fourth quarter of 2006. We believe these conversions did not have a material effect on our internal controls over financial reporting.

There were no other changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following lists our executive officers and directors and their respective ages and positions as of December 31, 2006:

Name	Age	Positions
Donald T. Johnson, Jr.	54	Chairman of the Board, President and Chief Executive Officer
Todd R. Peters	44	Vice President and Chief Financial Officer
John J. Machota	54	Vice President, Human Resources
John M. Pinkerton	49	Vice President and Controller
Mary T. Ryan	53	Vice President, Communications and Investor Relations
Joseph Salamunovich	47	Vice President, General Counsel and Secretary
William L. Conley, Jr.	58	President, ATC Logistics
Brett O. Dickson	42	Vice President, North American Remanufacturing Operations
Robert L. Evans	54	Director
Curtland E. Fields	55	Director
Dr. Michael J. Hartnett	61	Director
Michael D. Jordan	60	Lead Director
S. Lawrence Prendergast	65	Director
Edward Stewart	64	Director

Donald T. Johnson, Jr. joined us as President and Chief Operating Officer in January 2004. In February 2004 Mr. Johnson became Chief Executive Officer, and became a member of the Board of Directors in May 2004 and Chairman of the Board in June 2005. Before joining us, Mr. Johnson was Global Director, Parts, Supply and Logistics for Ford Motor Company since 1999. Prior to that, Mr. Johnson spent 26 years working for Caterpillar, Inc. and its subsidiaries, including serving as Vice President of Caterpillar Logistics Services, Inc. from 1992 until he joined Ford. Mr. Johnson is a director and member of the audit committee of Accuride Corporation. Mr. Johnson holds a B.A. in Management from the University of Illinois.

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

John J. Machota joined us as Vice President, Human Resources in 1997. From 1996 to 1997, he was a self-employed human resources consultant. From 1995 to 1996, Mr. Machota was Vice President, Compensation for Waste Management, Inc. and from 1993 to 1995, served as Waste Management's Vice President, Human Resource Services. From 1986 to 1993, Mr. Machota was Vice President, Human Resources for a subsidiary of Waste Management and prior to that held various other positions in the human resources area. Mr. Machota holds an M.S. in Industrial Relations from Loyola University, Chicago.

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

Joseph Salamunovich joined us as Vice President, General Counsel and Secretary in 1997. From 1986 to 1994 Mr. Salamunovich was an associate, and from 1995 to 1997 he was a partner, in the law firm of Gibson, Dunn & Crutcher LLP, where he specialized in corporate and securities law matters. Mr. Salamunovich holds a J.D. from Loyola Law School, Los Angeles.

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

Robert L. Evans became a director of Aftermarket Technology Corp. in December 2004. Since August 2006, Mr. Evans has serves as President, Chief Executive Officer and a member of the Board of Directors of Churchill Downs Inc., a publicly held owner and operator of horse racing venues. Previously, Mr. Evans was Managing Director of Symphony Technology Group (a strategic holding company that invests primarily in software and services firms) and a predecessor firm, the Valent Group, from 2001 until October 2004. Prior to that, he was President and Chief Operating Officer of Aspect Development, Inc. from 1999 until its acquisition by i2 Technologies, Inc. in 2000, after which he served as Chief Operating Officer of i2 Technologies. Mr. Evans was employed by Accenture (formerly Andersen Consulting) from 1993 to 1999, where he held a variety of positions, including Managing Partner of the Americas Supply Chain practice. From 1990 to 1993 Mr. Evans served as Vice President, Customer Support (Parts & Service) for Mazda Motor of America, and between 1975 and 1990 he held various positions with Caterpillar Inc., including President of Caterpillar Logistics Services. Mr. Evans serves on our Compensation and Nominating Committee.

Curtland E. Fields became a director of Aftermarket Technology Corp. in December 2004. Mr. Fields is the Executive Director and chief executive officer and a trustee of the Turrell Fund, a $130 million foundation. Prior to joining the Turrell Fund in 2003, Mr. Fields was employed by AT&T Corporation for over 30 years, serving most recently as President of the Consumer Transactions Services Group between 2000 and 2003, as President of the Consumer Markets Group (Central Region) from 1999 to 2000 and Vice President, Strategy and Marketing for the Business Markets Group from 1998 to 1999. Prior to that he held other positions with AT&T including Financial Vice President for Investor Relations. Mr. Fields is Chairman of our Compensation and Nominating Committee.

Dr. Michael J. Hartnett became a director of Aftermarket Technology Corp. in 1994. Since 1992, Dr. Hartnett has been President and Chief Executive Officer, and since 2005 has been Chairman of the Board, of RBC Bearings Incorporated, a publicly held manufacturer of ball and roller bearings. Prior to joining RBC in 1990 as General Manager of its Industrial Tectonics subsidiary, he spent 18 years with The Torrington Company, a subsidiary of Ingersoll-Rand. Dr. Hartnett serves on our Audit Committee.

Michael D. Jordan became a director of Aftermarket Technology Corp. in May 2004 and Lead Director in June 2005. Prior to retirement in 2001, he was employed by Ford Motor Company for over 30 years, serving most recently as President of Ford’s Automotive Consumer Services Group since 1997. Prior to that he was President of the Ford Customer Service Division—Europe for three years. Mr. Jordan serves on our Compensation and Nominating Committee.

S. Lawrence Prendergast became a director of Aftermarket Technology Corp. in May 2004. Between 1999 and his retirement in June 2005, he was Executive Vice President of Finance of LaBranche & Co. Inc., a New York Stock Exchange specialist firm. Prior to that he spent over 30 years with AT&T Corporation, including serving as Chairman of the Board and Chief Executive Officer of AT&T Investment Management Corp. from 1997 to 1999 and as Vice President and Treasurer of AT&T Corporation for 14 years before that. Mr. Prendergast is Chairman of our Audit Committee.

Edward Stewart became a director of Aftermarket Technology Corp. in December 2004. Prior to his retirement in 2002, he was employed by General Electric Company for 37 years, serving most recently as Executive Vice President of GE Capital and Chief Executive Officer of GE Card Services from 1997, and prior to that he was a Vice President of General Electric since 1991. Mr. Stewart serves on our Audit Committee.

Directors serve one-year terms and are elected annually. Executive officers serve until they resign or replacements are appointed by the Board of Directors.

Audit Committee

We have an Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, composed of S. Lawrence Prendergast (Chairman), Dr. Michael J. Hartnett, and Edward Stewart. The Board has determined that Mr. Prendergast is an audit committee financial expert for purposes of Item 407(d)(5) of Regulation S-K under the Exchange Act and that Mr. Prendergast and each of the other members of the Audit Committee is an independent director as defined in the Nasdaq listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us. Based solely on a review of the copies of the forms that we have received, we believe that all such forms required during 2006 were filed on a timely basis except for a Form 4 regarding the sale of 469 shares on May 17 by Mr. Pinkerton, which was filed one day late.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation and Nominating Committee of our Board of Directors (the “Committee”) has responsibility for establishing, implementing and monitoring adherence with our compensation philosophy. The Committee’s goal is that the total compensation paid to our executive officers is fair, reasonable and competitive. The types of compensation and benefits provided to the actively employed named executive officers are similar to those provided to other executive officers. The “named executive officers” are the five persons who were, as of December 31, 2006, the principal executive officer (CEO), the principal financial officer (CFO), and the three most highly compensated executive officers, other than the CEO and CFO, of Aftermarket Technology Corp. and its subsidiaries.

Compensation Philosophy and Objectives

Our executive compensation philosophy is as follows:

•	to align compensation with shareholder value creation;
•	to provide market competitive compensation to attract and retain talented executives; and
•	to link incentive compensation to continuous improvements in strategic and operating performance.

The Committee believes the current compensation arrangements provide the CEO and our other executive officers incentive to perform at superior levels and in a manner directly aligned with the economic interests of our shareholders. The Committee approves and continually evaluates our compensation policies applicable to the executive officers so that (i) we maintain the ability to attract and retain excellent employees in key positions, and (ii) compensation provided to executive officers remains competitive relative to the compensation paid to similarly situated executives in the competitive market. To this end, the Committee believes that executive compensation should include both cash and stock-based compensation that rewards performance as measured against established goals.

Independent Consultant

The Committee periodically uses the services of an independent executive compensation consulting firm (the “independent compensation consultant”), currently Watson Wyatt Worldwide, which reports directly to the Committee and works with management on behalf of the Committee as the Committee determines is necessary. During 2006, the independent compensation consultant provided the Committee with relevant market data and alternatives to consider when making compensation decisions for the CEO and the other executive officers. The independent compensation consultant also provided the Committee with input on items including long-term incentive plan design and the CEO’s new employment agreement.

2006 Executive Compensation Components

The existing executive compensation program consists of four primary elements:

•	base salary;
•	performance based incentive compensation;
•	long-term incentive/stock-based awards; and
•	supplemental benefits.

Each of these compensation elements is described in detail in this discussion and analysis.

Competitive Benchmarking - Definition of Market

The Committee periodically reviews compensation data for comparable executive positions in the competitive market. The independent compensation consultant assists with this analysis. An extensive competitive compensation analysis was last completed in December 2005 for all executive officers, with a market review of the CEO position conducted in August 2006 as part of the Committee’s negotiations with the CEO on his new employment agreement. The Committee reviewed updated market data for all other executive officers in December 2006.

For purposes of competitive market analysis, the Committee reviews compensation data provided by the independent compensation consultant regarding a “comparator group” of general manufacturing companies that produce both durable and nondurable goods, rather than data from a peer group of selected companies. Due to our current business mix (remanufacturing and logistics) and revenue size, there is no peer group of selected companies that could provide more direct competitive compensation data. The general manufacturing data provides a broad view of the executive labor market against which we compete for executive-level talent. All compensation data is size-adjusted to reflect our business size of approximately $450 million in annual revenues.

Competitive Compensation Objectives

Our executive compensation is based on a pay-for-performance philosophy, emphasizing performance against measures that correlate with increases in shareholder value. It is the policy of the Committee to set compensation targets for fixed pay (base salary and benefits) at approximately the 50th percentile of the market as defined by the comparator group. Variable compensation (annual incentives and long-term incentives) is targeted at the 50th to 75th percentile of the market. Any variable compensation awards targeted above the 50th percentile are tied to the expected achievement of “stretch” performance goals.

The Committee has begun to periodically review the various elements of our total compensation using a tally sheet approach.

Pay-for-Performance - “Variable Pay At Risk”

The percentage of pay at risk increases as the level of employment position increases. This provides additional upside potential and downside risk for senior positions, recognizing that these roles have greater influence on our overall performance. In the case of the CEO, over 72% of total compensation is at risk in the form of variable pay, and approximately 48% of his total compensation is in the form of long-term incentives. In the case of the other named executive officers, approximately 50%-60% of total compensation is in the form of variable pay, and 22%-25% of their total compensation is in the form of long-term incentives. The Committee believes this compensation structure aligns the financial interests of the named executive officers and other executive officers with the interests of our shareholders because it rewards management for the achievement of long-term financial results and shareholder value creation.

Base Salary

We provide named executive officers and other executive officers with base salary to compensate them for services rendered during the fiscal year. For each position, the Committee establishes a base salary range that takes into consideration the position and its responsibility and the market data and recommendations provided by the independent compensation consultant. Within that range a specific base salary is then determined. It is our policy to provide base salary for a given position that is between 75% and 125% of the midpoint of the base salary range established for that position.

During its review of base salaries for executives, the Committee primarily considers:

•	market data provided by the independent compensation consultant;
•	internal review of the executive’s compensation, both individually and relative to other officers;

•	recommendations of the CEO; and
•	individual performance.

Salary levels are typically reviewed annually as well as upon promotion or other changes in job responsibilities. Increases for named executive officers other than the CEO are reviewed and approved by the Committee based on the criteria listed above. Increases for the CEO are recommended by the Committee and reviewed and approved by the full Board.

For 2006, the CEO received a base salary increase of 7% effective January 1, which reflected the Committee’s evaluation of his performance during the prior year and the competitive market. The average salary increase in 2006 for the other named executive officers was 3.5%, which closely reflected the average salary movement within the comparator group.

Base salary adjustments for 2007 for the named executive officers other than the CEO became effective January 1, 2007 and are noted in the footnotes to the Summary Compensation Table below. The CEO’s base salary for 2007 was set as part of the negotiation of his new employment agreement and also became effective January 1, 2007.

Performance-Based Incentive Compensation

We provide annual incentive opportunities through our Management Incentive Compensation Plan (IC plan), which rewards executive officers and other senior management for the achievement of annual financial results. All of the performance measures in the plan reflect our business strategy and key financial metrics.

Performance Metrics. The primary corporate financial measure in the IC plan for 2006 was earnings per share (EPS). For business segment leadership, adjusted earnings before interest and taxes (EBIT) served as the primary financial metric. We believe that these two financial metrics are key indicators of long-term shareholder value. Corporate officer positions are measured entirely on EPS while business segment leadership is measured 70% on such segment’s adjusted EBIT and 30% on EPS. For business segment leadership, we believe this weighting provides the appropriate incentive to drive business segment performance.

In addition, we believe all employees must be fully committed to customer quality and service. Therefore, the plan includes a “quality and service” component pursuant to which the Committee may reduce plan awards by up to 20% if we or a business segment or a business unit do not achieve established quality and service objectives. The quality and service objectives include items such as service levels required by customer contracts, failure rates and warranty costs, and are reviewed regularly by the CEO with the appropriate business team. At the conclusion of the year, the Committee (or the Board in the case of the CEO) reviews the quality and service performance and, based on the recommendations from the CEO, determines whether any bonus reduction is to be implemented.

Award Opportunities. The target awards under the IC plan have been established based on recommendations from the independent compensation consultant to reflect the 50th percentile of annual target incentive awards for similar positions within the comparator group. For 2006, the target incentive award was 90% of base salary for the CEO, 60% of base salary for the CFO, and 45% or 50% of base salary for our other executive officers, in each case with a “cut-off” award equal to 75% of the target award and a “stretch” award equal to 300% of the target award.

Actual 2006 Results. The actual financial performance against targets for 2006 was as follows:

IC Plan
Financial Measure	2006 IC Goal	2006 Actual
Corporate EPS	$1.55	$0.81
Drivetrain adjusted EBIT	$42.4 million	$18.7 million
Logistics adjusted EBIT	$23.2 million	$29.1 million

Based on the 2006 financial performance against goals, four of the five named executive officers did not earn a bonus under the IC plan for the year. The only named executive officer to earn a 2006 plan bonus was William Conley, President of ATC Logistics, whose earned bonus represented 226% of his target bonus award because the actual financial performance of the Logistics segment significantly exceeded its financial target. However, due to service problems associated with certain 2006 program launches within the Logistics segment, the Committee reduced Mr. Conley’s 2006 earned bonus by the full 20% reduction factor described above.

Long-Term Incentives

Our long-term incentive program is a key element of our total compensation program. Long-term incentives are the largest component of variable compensation and provide the strongest tie to long-term shareholder value. Our long-term incentive compensation historically has consisted of awards of stock options and restricted stock.

Stock Options. Stock options reward management for increases in our stock price above the price at the time the options are granted and thus provide a direct link to shareholder value creation. The annual awards of stock options for 2006 took place at the Committee’s and the Board’s regularly scheduled meetings on June 1, 2006. These stock option grants have an exercise price of $24.69, which represented the closing stock price on the date of grant. The Committee and the Board have never granted options with an exercise price that is less than the closing price of our common stock on the grant date, nor have they granted options that are priced on a date other than the grant date. Since the end of 1998, we have maintained a policy against repricing stock options without shareholder approval. All awards of stock options require approval of the Committee (or the Board in the case of an award to the CEO).

All stock option grants are granted in the form of nonqualified stock options and vest at the rate of 33⅓% per year over the first three years of the ten-year option term. Vesting and exercise rights cease in connection with termination of employment except in the case of death or disability.

It is the Committee’s intent to generally grant stock options at approximately the same time each year - at the time of our annual meeting, which typically takes place in late May or early June. However, the annual grant to our CEO for 2007 took place in January 2007. We do not have a formal policy with regards to the timing of stock option or restricted stock grants and the release of material non-public information.

Restricted Stock. Restricted stock grants build executive stock ownership and focus executives on long-term company performance. Furthermore, awards of restricted stock are consistent with current market practice. Restricted shares were granted to named executive officers on June 1, 2006 when the stock price was $24.69. These restricted stock awards are nontransferable and will vest at the rate of 33⅓% per year. All restricted stock awards have dividend and voting rights. Awards of all restricted stock require approval of the Committee (or the Board in the case of an award to the CEO).

Award Opportunities. The target long-term incentive opportunities have been established based on the independent compensation consultant’s review of comparator group long-term incentive practices and our compensation philosophy described above. For 2006, the economic value of long-term incentive grants ranged from 175% of salary for the CEO to 85% of salary for the CFO to an average of 55% of salary for the other executive officers. For 2006, these award sizes were consistent with the 75th percentile of the competitive marketplace. The stock-based compensation expense associated with the equity awards is disclosed in the Summary Compensation Table below.

For 2006, the value of long-term incentive awards for named executive officers consisted of approximately 50% in stock options and 50% in restricted stock. The Committee believes this balanced long-term incentive portfolio will further align management’s interests with the interests of our shareholders by focusing management on achieving the value targets outlined in the Company’s strategic plan.

New Long-Term Incentive Plan. Effective January 1, 2007 we implemented a long-term incentive plan (LTIP) with a stock component (both options and restricted stock) and a cash component to reward management for achieving value targets over a three-year period. The financial performance metrics for this plan are compounded annual growth rate (CAGR) for both revenue and operating income for the 2006-2008 LTIP performance period, and return on invested capital (ROIC) for the same period. The current intention is to target a value mix in the LTIP of approximately 70% for the stock component and 30% for the cash component with the target opportunities for the cash component ranging from 90% of base salary for the CEO to an average of 25% of base salary for the other named executive officers.

Performance Evaluation and Role of Officers in Setting Compensation

The Committee makes all final decisions regarding compensation for all executive officers other than the CEO. The CEO evaluates the performance of each of the other executive officers, discusses his assessments with the Committee and makes recommendations to the Committee for base salary adjustments and incentive award targets, which are reviewed and approved by the Committee.

In the case of the CEO, the Committee evaluates his performance against a detailed list of performance objectives that have been mutually agreed upon by the Committee and the CEO at the beginning of the year. These objectives include specific measurable financial performance metrics, business strategy implementation milestones, and leadership development/succession planning goals. The Committee monitors the performance of the CEO against these goals throughout the year and determines the final year-end evaluation. Based on this evaluation, the Committee submits a compensation recommendation to the full Board for review and approval.

Retirement and Other Benefits

Retirement Savings Plan and Deferral Plan

Unlike many of our competitors, we do not offer a defined benefit retirement plan. Executive officers participate in our Retirement Savings Plan, a tax-qualified 401(k) plan pursuant to which all our U.S.-based employees, including the named executive officers, are able to contribute the lesser of (i) up to 75% of their annual compensation (salary and bonus) or (ii) the limit prescribed by the Internal Revenue Service. We match up to 50% on the first 6% of compensation that is contributed by an employee to the plan. All employee contributions are fully vested upon contribution, while the matching contribution vests at the rate of 20% per year. However, due to the legal contribution limits on defined contribution retirement plans, the actual benefit to executive officers under the plan is severely limited.

To provide somewhat more competitive retirement benefits, we offer our executive officers and selected U.S.-based key employees the right to participate in a nonqualified deferred compensation plan. Under this plan, key employees are eligible to defer up to 75% of annual base salary and 100% of cash incentive compensation and/or commission awards. For 2006, the Committee (and the Board in the case of the CEO) approved a matching contribution of 50% of the first 10% of base salary deferred during the year. The matching contribution vests at the rate of 20% per year. Outside directors are also eligible to defer up to 100% of their annual retainer but without a matching contribution.

All of the compensation associated with these plans for 2006 is included in the “Other Compensation” column of the Summary Compensation Table below.

Perquisites and other Personal Benefits

We provide a car allowance of $20,000 per year for the CEO and $9,600 per year for the other executive officers, except for one executive officer who has the use of a drive audit vehicle (i.e., a vehicle provided to an employee, without charge, for the purpose of testing our remanufactured products). The Committee believes this auto allowance is consistent with typical market practices for company car programs and is part of offering a market competitive total compensation program.

Each executive officer also receives an annual allowance equal to 2% of base salary for expenses related to financial counseling, tax and legal services, club dues, home office and the like. This flexible structure enables executives to select benefits based on their specific circumstances and thereby raises the perceived value of the program.

These perquisites and benefits are offered in order to (i) provide executives with certain conveniences so that they can focus more on our business matters, and (ii) offer a market-competitive total compensation package. The Committee periodically reviews the levels of perquisites and other personal benefits to the named executive officers and believes they are reasonable and consistent with our overall compensation program.

All of the compensation to the named executive officers associated with these perquisites and other personal benefits for 2006 is included in the “Other Compensation” column of the Summary Compensation Table below.

Executive Compensation Employment Agreements

We have entered into written employment agreements with each of our executive officers, which provide for various benefits, including severance payable under certain circumstances. These employment agreements are designed to promote stability and continuity among our senior management team. For information regarding these agreements for the named executive officers, see “Summary Compensation Table” and “Potential Payments Upon Termination or Change-in-Control” below.

Tax and Accounting Implications

Deductibility of Executive Compensation - Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code generally disallows the corporate tax deduction for certain compensation paid in excess of $1 million annually to each of the chief executive officer and the four other most highly compensated executive officers of publicly-held companies. There is an exception to this rule for “performance-based compensation.”

The Committee’s long-term objective is that our compensation programs qualify as performance-based compensation for purposes of Section 162(m) in order to maximize our corporate tax deduction. Therefore, as required by Section 162(m) both the annual incentive plans and long-term incentive plans were approved by shareholders to qualify applicable compensation as “performance based.” Furthermore, the incentive plans are administered by the Committee in order to be compliant with Section 162(m). Since May 2004, the Committee has been composed solely of outside directors for purposes of Section 162(m). While the Committee’s general policy is to preserve the deductibility of most compensation paid to our covered executives, it may from time to time authorize payments that might not be deductible if the Committee believes that those payments are in the best interests of shareholders.

Nonqualified Deferred Compensation - IRC Section 409A Compliance

The American Jobs Creation Act, which became effective January 1, 2005, changed those tax rules applicable to nonqualified deferred compensation arrangements. While final regulations under the Act have not yet become effective, we believe we are operating in good faith compliance with the statutory provisions as currently in effect. For a more detailed discussion of our nonqualified deferred compensation arrangements, see “Nonqualified Deferred Compensation” below.

Summary Compensation Table

The following table sets forth the compensation for 2006, for services to us in all capacities, of the named executive officers:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)(3)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)
Donald T. Johnson, Jr. Chairman, President, CEO	2006	$535,000	(4)	$0	$330,557	$281,421	$0	$0	$66,178	(5)	$1,213,156
Todd R. Peters Vice President and CFO	2006	$324,500	(6)	$0	$151,876	$125,414	$0	$0	$17,009	(7)	$618,799
William L. Conley, Jr. President, ATC Logistics & Electronics	2006	$252,000	(8)	$0	$55,964	$37,796	$159,472 (9)	$0	$36,680	(10)	$541,912
Brett O. Dickson Vice President, N.A., Reman Operations	2006	$260,000	(11)	$0	$75,096	$44,214	$0	$0	$19,735	(12)	$399,045
Joseph Salamunovich Vice President, General Counsel and Secretary	2006	$234,600	(13)	$0	$68,087	$37,796	$0	$0	$21,763	(14)	$362,246

(1)	See Item 8. "Consolidated Financial Statements and Supplementary Data - Note 2 - Stock-Based Compensation" for a description of the assumptions used in the computation of our stock award fair values.
(2)	See Item 8. "Consolidated Financial Statements and Supplementary Data - Note 2 - Stock-Based Compensation" for a description of the assumptions used in the computation of our option award fair values.
(3)
Bonuses are paid under our incentive compensation plan for a particular year if we achieve or exceed specified EPS and other financial targets for the year, and are paid during the first quarter of the following year.

(4)	Mr. Johnson deferred $267,500 of this amount pursuant to our executive deferred compensation plan. His base salary was increased to $560,000 effective January 1, 2007.
(5)
Consists of $6,442 Company matching contribution under our 401(k) Plan, $28,076 Company matching contribution under our executive deferred compensation plan, $20,000 automobile allowance, $10,700 reimbursement for club dues and personal financial planning costs, and $960 Company-paid life insurance premiums.

(6)	Mr. Peters' base salary was increased to $337,500 effective January 1, 2007.
(7)	Consists of $9,600 automobile allowance; $6,490 reimbursement for club dues and financial planning costs; and $919 Company-paid life insurance premiums.
(8)	Mr. Conley deferred $25,200 of this amount pursuant to our executive deferred compensation plan. His base salary was increased to $260,000 effective January 1, 2007.
(9)	Mr. Conley deferred 50% of this amount pursuant to our executive deferred compensation plan.
(10)
Consists of $6,600 Company matching contribution under our 401(k) Plan, $14,550 Company matching contribution under our executive deferred compensation plan, $9,600 automobile allowance, $5,040 reimbursement for club dues and personal financial planning costs; and $890 Company-paid life insurance premiums.

(11)	Mr. Dickson deferred $13,000 of this amount pursuant to our executive deferred compensation plan.
(12)
Consists of $5,418 Company matching contribution under our 401(k) Plan, $8,510 Company matching contribution under our executive deferred compensation plan, $4,900 reimbursement for club dues and personal financial planning costs, and $907 Company-paid life insurance premiums.

(13)	Mr. Salamunovich's base salary was increased to $244,000 effective January 1, 2007.
(14)
Consists of $6,600 Company matching contribution under our 401(k) Plan, $9,600 automobile allowance, $4,692 reimbursement for club dues and personal financial planning costs, and $871 Company-paid life insurance premiums.

Based on the fair value of equity awards granted to named executive officers in 2006 and the base salary of the named executive officers, “Salary” accounted for approximately 47% of the total compensation of the named executive officers while incentive compensation (i.e., stock awards, option awards and non-equity incentive plan compensation) accounted for approximately 53% of the total compensation of the named executive officers. Because the value of certain equity awards included in the Summary Compensation Table above reflects the stock-based compensation expense rather than the total fair value of the awards, these percentages may not be able to be derived using the amounts reflected in the above table.

During 2006 we had a written employment agreement with each of our named executive officers. These agreements, which are on a year-to-year basis with unlimited automatic renewals, provide for a base salary, participation in our various incentive and benefit plans, and various perquisites, including an annual car allowance ($20,000 for Mr. Johnson, $9,600 for other executive officers) and reimbursement of the executive’s expenses for financial planning, club dues and similar matters (capped at 2% of annual base salary).

Each agreement includes a noncompetition provision that runs for a specified period after the executive ceases to be employed by us. The period is 24 months in the case of Mr. Peters and 18 months in the case of the other executive officers. Each agreement also contains a confidentiality provision and a provision that prohibits the executive officer from soliciting our employees for employment by other companies during a specified period after leaving Aftermarket Technology Corp.

Each of the employment agreements provides for severance payments to the executive officer in certain circumstances. See “Potential Payments Upon Termination or Change-in-Control” below.

In January 2007 we entered into a new written employment agreement with Mr. Johnson that replaces the agreement described above. The new agreement expires on December 31, 2007, subject to two one-year automatic renewals, and provides for a base salary, participation in our various incentive and benefit plans, and various perquisites, including an annual car allowance of $24,000 and reimbursement of up to $20,000 per year of Mr. Johnson’s expenses for financial planning, club dues and similar matters. The new agreement also includes a noncompetition provision that runs for 24 months after Mr. Johnson ceases to be employed by us. Like the old agreement, the new agreement also contains a confidentiality provision and a provision that prohibits Mr. Johnson from soliciting our employees for employment by other companies during a specified period after leaving Aftermarket Technology Corp.

Grants of Plan-Based Awards Table

The following table sets forth information regarding each grant of an award made in 2006 to the named executive officers under our various incentive plans:

		Estimated Future Payouts under Non-equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards
Name	Grant Date	Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #	All Other Stock Awards: Num- ber of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)		(k)	(l)
Donald T. Johnson, Jr.		$361,125	$481,500	$1,444,500	-	-	-	-
	6/1/06							18,750	(2)	-		-	$462,938
	6/1/06							-		56,250	(3)	$24.69	$465,677
Todd R. Peters		$146,025	$194,700	$584,100	-	-	-	-
	6/1/06							5,625	(2)	-		-	$138,881
	6/1/06							-		16,875	(2)	$24.69	$139,703
William L. Conley, Jr.		$94,500	$126,000	$378,000	-	-	-	-
	6/1/06							2,813	(2)	-		-	$69,453
	6/1/06							-		8,437	(2)	$24.69	$69,847
Brett O. Dickson		$97,500	$130,000	$390,000	-	-	-	-
	6/1/06							2,813	(2)	-		-	$69,453
	6/1/06							-		8,437	(2)	$24.69	$69,847
Joseph Salamunovich		$79,178	$105,570	$316,710	-	-	-	-
	6/1/06							2,813	(2)	-		-	$69,453
	6/1/06							-		8,437	(2)	$24.69	$69,847

(1)
Established under the annual Incentive Compensation Plan and payable if we achieve or exceed specified EPS and other financial targets for the year ended December 31, 2006 (provided that any bonus may be reduced by up to 20% if certain quality and service metrics are not achieved). The amounts shown in column (c) reflect the minimum payments under the Incentive Compensation Plan which is 75% of the target amount shown in column (d). The amount shown in column (e) is 300% of such target amount. These amounts are based on the individual’s current salary and position. Based on our performance in 2006, none of these amounts are payable except in the case of Mr. Conley.

(2)	Awarded under the 2004 Stock Incentive Plan. No consideration was paid for the award.
(3)	Awarded under the 2000 Stock Incentive Plan. No consideration was paid for the award.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding unexercised stock options, unvested restricted stock, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:

	Options Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expi-ration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
Donald T. Johnson, Jr.				-			35,416	(1)	$753,652	-	-
	93,333	46,667	(2)		$14.0000	01/02/14
	75,000	-			$15.8500	06/02/15
	-	56,250	(3)		$24.6900	06/01/16
Todd R. Peters				-			18,958	(4)	$403,426	-	-
	-	23,333	(5)		$14.8500	03/09/14
	-	16,875	(3)		$24.6900	06/01/16
William L. Conley, Jr.				-			6,146	(6)	$130,787	-	-
	25,000	-			$14.1100	08/07/12
	6,667	3,333	(7)		$14.9000	05/12/14
	11,250	-			$15.8500	06/02/15
	-	8,437	(3)		$24.6900	06/01/16
Brett O. Dickson				-			8,646	(8)	$183,987	-	-
	5,000	-			$22.9000	05/08/12
	-	5,000	(7)		$14.9000	05/12/14
	-	8,437	(3)		$24.6900	06/01/16
Joseph Salamunovich				-			6,980	(9)	$148,534	-	-
	10,000	-			$18.1250	05/12/08
	25,000	-			$22.9000	05/08/12
	6,667	3,333	(7)		$14.9000	05/12/14
	11,250	-			$15.8500	06/02/15
	-	8,437	(3)		$24.6900	06/01/16

(1)	14,583 vest in June 2007; 14,583 vest in June 2008; and 6,250 vest in June 2009.
(2)	Vest in January 2007.
(3)	Vest in equal installments in June 2007, June 2008 and June 2009.
(4)	8,333 shares vest in March 2007; 4,375 shares vest in June 2007; 4,375 vest in June 2008; and 1,875 shares vest in June 2009.
(5)	Vest in March 2007.
(6)	833 shares vest in May 2007; 2,188 shares vest in June 2007; 2,188 shares vest in June 2008; and 937 shares vest in June 2009.
(7)	Vest in May 2007.
(8)	3,333 shares vest in May 2007; 2,188 shares vest in June 2007; 2,188 shares vest in June 2008; and 937 shares vest in June 2009.
(9)	1,667 shares vest in May 2007; 2,188 shares vest in June 2007; 2,188 shares vest in June 2008; and 937 shares vest in June 2009.

Option Exercise and Stock Vesting Table

The following table sets forth information regarding the exercise of stock options and vesting of restricted stock in 2006 for the named executive officers:

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized Upon Vesting ($)
(a)	(b)	(c)	(d)	(e)
Donald T. Johnson, Jr.	-	-	8,334	$207,350
Todd R. Peters	69,167	$769,804	10,833	$243,859
William L. Conley, Jr.	-	-	2,083	$51,758
Brett O. Dickson	33,750	$328,299	4,583	$113,758
Joseph Salamunovich	-	-	4,583	$101,773

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The following table sets forth information regarding the named executive officers’ participation in our deferred compensation plan during 2006:

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)(3)		Aggregate Earnings in Last FY ($)(4)(5)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)		(d)	(e)	(f)
Donald T. Johnson, Jr.	$956,614	$28,076	(6)	$84,784	-	$1,254,218	(7)
Todd R. Peters	-	-		-	-	-
William L. Conley, Jr.	$128,200	$14,550	(8)	$16,736	-	$176,617	(9)
Brett O. Dickson	$13,000	$8,510	(10)	$3,810	-	$34,603	(11)
Joseph Salamunovich	-	-		-	-	-

(1)	A portion of these amounts were reported as compensation in the Summary Compensation Table in prior years.
(2)	All of these amounts are reported as "All Other Compensation" in the Summary Compensation Table.
(3)	In 2006, the Company provided a matching contribution of $0.50 per $1.00 of the first 10% of base salary deferred.
(4)	None of these amounts are reported as 2006 compensation in the Summary Compensation Table.
(5)
The aggregate earnings for 2006 are based on the returns of externally managed mutual funds. We maintain a grantor trust underlying the deferred compen-
sation plan through which we generally seek to match assets to liabilities under the plan.

(6)	Includes special Company contribution of $1,393 to replace a forfeited 401(k) Plan Company matching contribution.
(7)	Includes $885,077 previously reported as compensation in the Summary Compensation Table for prior years.
(8)	Includes special Company contribution of $1,973 to replace a forfeited 401(k) Plan Company matching contribution.
(9)	Includes $119,642 previously reported as compensation in the Summary Compensation Table for prior years.
(10)	Includes special Company contribution of $1,760 to replace a forfeited 401(k) Plan Company matching contribution.
(11)	Includes $9,000 previously reported as compensation in the Summary Compensation Table for prior years.

Our nonqualified deferred compensation plan, which is designed to comply with the requirements of Section 409A of the Internal Revenue Code, enables our executive officers and directors to defer a portion of the cash compensation payable to them. Officers may defer up to 75% of base salary and up to 100% of annual incentive bonus and directors may defer up to 100% of annual retainer. The plan provides for a Company contribution of 50 cents for each dollar of the first 10% of base salary deferred by an officer. Plan participants elect to invest contributions in assorted mutual funds available under the plan. Distributions from the plan can be made in a lump sum payment or in annual payments over a period not to exceed 15 years. “In-service” distributions (i.e., distributions made while the participant is still employed by us) may not be made prior to two years after the establishment of the in-service account in question. “Post-separation” distributions (i.e., distributions made after the participant ceases to be employed by us) may not be made until six months after the separation. A participant may also receive a one-time distribution of some or all of such participant’s deferred account in the event of financial hardship caused by certain “unforeseen emergencies” (as defined in the plan).

The following table shows the funds available under the deferred compensation plan and their annual rate of return for the year ended December 31, 2006, as reported by the administrator of the plan:

Name of Fund	Rate of Return	Name of Fund	Rate of Return
American Century Equity Income Adv. Fund	19.3%	Principal Investors Money Market Pfd. Fund	4.50%
American Funds EuroPacific Growth R3 Fund	21.43%	Principal Investors Partners MidCap Value Pfd. Fund	13.29%
American Funds Growth Fund of America R3 Fund	10.62%	Principal Investors Real Estate Securities Pfd. Fund	36.16%
Calvert Social Investment Bond A Fund	4.28%	Principal Investors SmallCap Blend Pfd. Fund	13.95%
Lord Abbett All Value P Fund	13.62%	Principal Investors SmallCap Value Pfd. Fund	18.50%
Principal Investors International Growth Pfd. Fund	24.01%	Russell LifePoints® Balanced Strategy E Fund	12.84%
Principal Investors LargeCap Growth Pfd. Fund	9.59%	Russell LifePoints® Equity Growth Strategy E Fund	18.59%
Principal Investors MidCap Blend Pfd. Fund	13.81%

Potential Payments Upon Termination or Change-in-Control

Each of the employment agreements with our named executive officers as of December 31, 2006 provides that we will make severance payments and provide severance benefits to the executive if his employment with us terminates under certain circumstances. For purposes of the following discussion, the “termination date” means the date the executive ceases to be our employee, whether due to nonrenewal of the employment agreement, termination by us, or the executive’s resignation, death or disability.

Severance for Messrs. Johnson and Peters is equal to 18 months of base salary and the severance for each of the other executive officers is equal to 12 months of base salary. In addition, an executive officer would receive a prorated portion of the cash bonus that would be payable under our annual incentive compensation plan for the year in which the termination date occurs. If the termination date occurs within 18 months after a “change in control” (see below), the executive officer would also receive a payment equal to his target bonus under the incentive compensation plan for the year in which the termination date occurs. The severance also includes continued medical benefits during the severance period. It is a condition to receiving severance payments and benefits that the executive officer release us from all legal claims of any nature that he has or may have as of the termination date.

Severance is payable if (i) the executive is terminated without cause or resigns for “good reason,” (see below) or (ii) his employment agreement is not renewed. In addition, Mr. Johnson would receive severance if (x) he voluntarily resigns and the Board determines that he has provided an orderly transition to his successor, or (y) he becomes disabled.

Severance payments to an executive officer will ordinarily be made over the severance period (18 months for Messrs. Johnson and Peters, and 12 months for all other executive officers) unless the termination date occurs within 18 months after a change in control, in which case the severance will be made in a single payment within ten days after the termination date.

If the employment of an executive officer terminates, all of his unvested stock options and shares of restricted stock will terminate on the termination date, unless a change in control has occurred within 18 months prior to the termination date, in which case all such unvested options and restricted stock will vest on the termination date. The executive will have 30 days after his termination date in which to exercise any stock options that vested on or before the executive’s termination date, except in the case of termination without cause within 18 months after a change in control, death or disability, in which case the executive (or his estate) has one year from the termination date in which to exercise such vested options.

None of the executive employment agreements in place at December 31, 2006 provides for any payments or benefits upon a change in control unless the executive’s employment terminates at the time of the change in control. Neither do any of those agreements provide for a tax “gross-up” to offset the “parachute” excise tax under Internal Revenue Code Section 4999.

“Change in control” (CIC) occurs if (i) a reorganization, merger or consolidation of Aftermarket Technology Corp. or sale of all or substantially all of our assets occurs unless after such transaction at least 85% of the total voting power of the entity surviving or resulting from such transaction is beneficially owned by persons who prior to the transaction beneficially owned 100% of the total voting power of Aftermarket Technology Corp., (ii) any shareholder (or group of shareholders) becomes the beneficial owner of more than 35% of the total voting power of Aftermarket Technology Corp., or (iii) during any 12 month period individuals who at the beginning of such 12-month period constituted our Board of Directors (together with any new directors whose election by such Board or whose nomination for election by our shareholders was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of our Board of Directors.

“Good reason” means (i) a material diminution in the executive officer’s compensation, authority or responsibilities that is not justified by the executive’s performance, or (ii) our material breach of the employment agreement, where such diminution or breach is not cured within 30 days after notice from the executive officer.

The following tables show the payments and benefits that the named executive officers could receive in the event of certain termination events, based on their employment agreements as in effect on December 31, 2006:

Donald T. Johnson, Jr.
Executive Benefits and Payments Upon Termination	Voluntary Termination Without Board- approved Transition	Voluntary Termina-tion With Board- approved Transition	For Cause Termi-nation	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability	Retirement
Compensation:
Base Salary	-	$802,500	-	$802,500	$802,500	-	$802,500	-
Short-term Incentive
Pro-rated award	-	-	-	-	-	-	-	-
Earned award	-	-	-	-	-	-	-	-
Pro-Forma award	-	-	-	-	$481,500	-	-	-
Stock Options(2)	-	-	-	-	$339,736	$339,736	$339,736	-
Restricted Stock(3)	-	-	-	-	$753,652	$753,652	$753,652	-
Benefits and Perquisites:
Medical Plan Coverage(4)	-	$9,000	-	$9,000	$9,000	-	$9,000	-
Life Insurance Proceeds	-	-	-	-	-	$500,000	-	-
Vested Portion of Company Match of Deferred Comp.	$16,939	$16,939	$16,939	$16,939	$42,346	$42,346	$42,346	$42,346
Accrued Vacation Pay	$5,200	$5,200	$5,200	$5,200	$5,200	$5,200	$5,200	$5,200
Outplacement Assistance	-	$25,000	-	$25,000	$25,000	-	-	-
280G Tax Gross Up	-	-	-	-	-	-	-	-
Total:	$22,139	$858,639	$22,139	$858,639	$2,458,934	$1,640,934	$1,952,434	$47,546

(1)  Includes nonrenewal of agreement and resignation for good reason.
(2)  Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 29, 2006 minus (ii) the exercise price of such awards.
(3)  Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 29, 2006.
(4)  Estimated employer subsidy.

Todd R. Peters
Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability	Retirement
Compensation:
Base Salary	-	-	$486,750	$486,750	-	-	-
Short-term Incentive
Pro-rated award	-	-	-	-	-	-	-
Earned award	-	-	-	-	-	-	-
Pro-Forma award	-	-	-	$194,700	-	-	-
Stock Options(2)	-	-	-	$150,031	$150,031	$150,031	-
Restricted Stock(3)	-	-	-	$403,426	$403,426	$403,426	-
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	$12,200	$12,200	-	-	-
Life Insurance Proceeds	-	-	-	-	$500,000	-	-
Vested Portion of Company Match of Deferred Comp.	-	-	-	-	-	-	-
Accrued Vacation Pay	-	-	-	-	-	-	-
Outplacement Assistance	-	-	$25,000	$25,000	-	-	-
280G Tax Gross Up	-	-	-	-	-	-	-
Total:	-	-	$523,950	$1,272,107	$1,053,457	$553,457	-

(1)  Includes nonrenewal of agreement and resignation for good reason.
(2)  Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 29, 2006 minus (ii) the exercise price of such awards.
(3)  Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 29, 2006.
(4)  Estimated employer subsidy.
(1)

William L. Conley, Jr.
Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability	Retirement
Compensation:
Base Salary	-	-	$252,000	$252,000	-	-	-
Short-term Incentive
Pro-rated award	-	-	-	-	-	-	-
Earned award	$159,472	$159,472	$159,472	$159,472	$159,472	$159,472	$159,472
Pro-Forma award	-	-	-	$126,000	-	-	-
Stock Options(2)	-	-	-	$21,265	$21,265	$21,265	-
Restricted Stock(3)	-	-	-	$130,787	$130,787	$130,787	-
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	$6,000	$6,000	-	-	-
Life Insurance Proceeds	-	-	-	-	$500,000	-	-
Vested Portion of Company Match of Deferred Comp.	$17,841	$17,841	$17,841	$22,302	$22,302	$22,302	$22,302
Accrued Vacation Pay	-	-	-	-	-	-	-
Outplacement Assistance	-	-	$25,000	$25,000	-	-	-
280G Tax Gross Up	-	-	-	-	-	-	-
Total:	$177,313	$177,313	$460,313	$742,826	$833,826	$333,826	$181,774

(1)  Includes nonrenewal of agreement and resignation for good reason.
(2)  Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 29, 2006 minus (ii) the exercise price of such awards.
(3)  Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 29, 2006.
(4)  Estimated employer subsidy.

Brett O. Dickson
Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability	Retirement
Compensation:
Base Salary	-	-	$260,000	$260,000	-	-	-
Short-term Incentive
Pro-rated award	-	-	-	-	-	-	-
Earned award	-	-	-	-	-	-	-
Pro-Forma award	-	-	-	$130,000	-	-	-
Stock Options(2)	-	-	-	$31,900	$31,900	$31,900	-
Restricted Stock(4)	-	-	-	$183,987	$183,987	$183,987	-
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	$8,100	$8,100	-	-	-
Life Insurance Proceeds	-	-	-	-	$500,000	-	-
Vested Portion of Company Match of Deferred Comp.	$13,089	$13,089	$13,089	$13,089	$13,089	$13,089	$13,089
Accrued Vacation Pay	-	-	-	-	-	-	-
Outplacement Assistance	-	-	$25,000	$25,000	-	-	-
280G Tax Gross Up	-	-	-	-	-	-	-
Total:	$13,089	$13,089	$306,189	$652,076	$728,976	$228,976	$13,089

(1)  Includes nonrenewal of agreement and resignation for good reason.
(2)  Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 29, 2006 minus (ii) the exercise price of such awards.
(3)  Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 29, 2006.
(4)  Estimated employer subsidy.

Joseph Salamunovich
Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability	Retirement
Compensation:
Base Salary	-	-	$234,600	$234,600	-	-	-
Short-term Incentive
Pro-rated award	-	-	-	-	-	-	-
Earned award	-	-	-	-	-	-	-
Pro-Forma award	-	-	-	$105,570	-	-	-
Stock Options(2)	-	-	-	$21,265	$21,265	$21,265	-
Restricted Stock(3)	-	-	-	$148,534	$148,534	$148,534	-
Benefits and Perquisites
Medical Plan Coverage(4)	-	-	$8,100	$8,100	-	-	-
Life Insurance Proceeds	-	-	-	-	$469,200	-	-
Vested Portion of Company Match of Deferred Comp.	-	-	-	-	-	-	-
Accrued Vacation Pay	-	-	-	-	-	-	-
Outplacement Assistance	-	-	$25,000	$25,000	-	-	-
280G Tax Gross Up	-	-	-	-	-	-	-
Total:	-	-	$267,700	$543,069	$638,999	$169,799	-

(1)  Includes nonrenewal of agreement and resignation for good reason.
(2)  Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 29, 2006 minus (ii) the exercise price of such awards.
(3)  Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 29, 2006.
(4)  Estimated employer subsidy.

Mr. Johnson’s new employment agreement entered into in January 2007 changes his severance from what is described above to an amount equal to two years of base salary and two years of target bonus under our annual incentive compensation plan, plus a prorated portion of any cash bonus under our long-term incentive plan. These payments are subject to a tax “gross-up” to offset the “parachute” excise tax under Internal Revenue Code Section 4999 if a change in control occurs within 18 months prior to the termination date. Mr. Johnson’s medical coverage runs for five years after termination. Mr. Johnson’s severance is payable if (i) he is terminated without cause or resigns for good reason, (ii) his employment agreement is not renewed within 18 months after a change in control, or (iii) he becomes disabled, and payments will be made over the 24-month period following his termination date unless the termination date occurs within 18 months after a change in control, in which case the severance will be made in a single payment within ten days after the termination date.

Under Mr. Johnson’s new agreement, unvested stock options and restricted stock as of his termination date will continue to vest according to their vesting schedules after the termination date under the following circumstances: (i) the expiration of his employment agreement without renewal; (ii) his termination without cause or resignation for good reason; (iii) his permanent disability; or (iv) his voluntary resignation if the Board determines that Mr. Johnson has provided an orderly transition to his successor. If Mr. Johnson ceases to be our employee due to his death, then all his unvested stock options and restricted stock will immediately vest. If he ceases to be our employee for any other reason, then his stock options and restricted stock that are unvested as of the termination date will terminate. His options that are vested on his termination date or that subsequently vest will be exercisable until the tenth anniversary of the date of their grant.

Compensation of Directors

The following table sets forth the compensation for 2006 for those persons who served as members of our Board of Directors during 2006 (other than the Chairman of the Board, whose compensation is included in the above tables as a named executive officer):

Name	Fees earned or paid in cash ($)		Stock Awards ($)(1)		Option Awards ($)(2)		Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)		(c)		(d)		(e)	(f)	(g)	(h)
Robert L. Evans	$50,000		$29,750	(3) (4)	$17,954	(5) (6)	-	-	-	$97,704
Curtland E. Fields	$50,000		$29,750	(3) (4)	$17,954	(5) (6)	-	-	-	$97,704
Michael J. Hartnett	$50,000		$29,750	(3) (4)	$28,552	(5) (7)	-	-	-	$108,302
Michael D. Jordan	$50,000	(8)	$29,750	(3) (4)	$41,080	(5) (6)	-	-	-	$120,830
S. Lawrence Prendergast	$50,000		$29,750	(3) (4)	$41,080	(5) (6)	-	-	-	$120,830
Edward Stewart	$50,000	(8)	$29,750	(3) (4)	$17,954	(5) (6)	-	-	-	$97,704

(1)	See Item 8. "Consolidated Financial Statements and Supplementary Data - Note 2 - Stock-Based Compensation" for a description of the assumptions used in the computation of our stock award fair values.
(2)	See Item 8. "Consolidated Financial Statements and Supplementary Data - Note 2 - Stock-Based Compensation" for a description of the assumptions used in the computation of our option award fair values.
(3)	The grant date fair value of 1,500 shares of restricted stock granted on June 1, 2006 was $37,035.
(4)	As of December 31, 2006, the director held 3,166 shares of restricted stock.
(5)	The grant date fair value of 4,500 options to purchase common stock granted on June 1, 2006 to a director was $50,245.
(6)	As of December 31, 2006, the director held 32,000 options to purchase common stock.
(7)	As of December 31, 2006, the director held 127,000 options to purchase common stock.
(8)	Entire 2006 cash retainer has been deferred in Company's Nonqualified Deferred Compensation Plan.

We pay our outside directors an annual fee of $50,000 for serving on the Board and we reimburse them for their expenses in connection with attending Board and committee meetings. Directors do not receive any compensation for serving on a committee or serving as lead director or a committee chairman. In addition to the annual fee, each outside director receives an annual grant of restricted stock and options to purchase our common stock. For 2006 the grant was 1,500 shares of restricted stock and 4,500 stock options. Each director’s restricted stock (for which no consideration was paid) vests in one-third increments on the first, second and third anniversaries of the date of grant. The option exercise price is $24.69 (the closing price of our common stock on Nasdaq on the date the options were granted), the options vest in one-third increments on the first, second and third anniversaries of the date of grant, and they expire in 2016.

Stock Incentive Plans

Pursuant to our 1998, 2000, 2002, 2004 and 2006 stock incentive plans, officers, directors, employees and consultants of Aftermarket Technology Corp. and its affiliates are eligible to receive stock options, annual incentive bonuses and incentive stock. In addition, we have stock options outstanding under a 1996 stock incentive plan under which awards may no longer be made.

The stock incentive plans are administered by the Compensation and Nominating Committee of our Board of Directors, although the Board of Directors makes decisions with respect to awards for our Chief Executive Officer and may exercise any of the Committee’s other authority under the plans in lieu of the Committee’s exercise thereof. Subject to the express provisions of the stock incentive plans, the Committee has broad authority in administering and interpreting the plans. Awards to employees may include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events. Restricted stock granted under the stock incentive plans are subject to vesting provisions. Stock options are also subject to vesting provisions and expire on the tenth anniversary of the date of grant.

As of February 15, 2007, there were 200,225 shares of restricted stock issued to our directors, officers and employees and 1,584,649 options to purchase common stock granted to our directors, officers and employees pursuant to the plans, and the number of shares available for future issuance pursuant to the plans was 1,081,196.

For information regarding the number of shares of restricted stock and stock options held by our directors and officers, see Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Compensation Committee Interlocks and Insider Participation

The Compensation and Nominating Committee of our Board of Directors is composed of Robert L. Evans, Curtland E. Fields (Chairman) and Michael D. Jordan, none of whom are or have ever been an officer or employee of Aftermarket Technology Corp. or its subsidiaries and each of whom is, and at all times during 2006 was, independent as defined in the Nasdaq listing standards and the regulations of the Securities and Exchange Commission. During 2006 none of our executive officers served on the board of directors or compensation committee of any entity with which any of Messrs. Evans, Fields or Jordan or any other member of our Board of Directors had any affiliation.

Compensation Committee Report

The Compensation and Nominating Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis appearing elsewhere in this Item 11 with our management and based on such review and discussions, the Compensation and Nominating Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation and Nominating Committee
Curtland E. Fields, Chairman
Robert L. Evans
Michael D. Jordan

The foregoing report of the Compensation and Nominating Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth the beneficial ownership of our common stock (the only class of our issued and outstanding voting securities), as of February 15, 2007 by each of our directors, our Chief Executive Officer, our Chief Financial Officer, each of our three other most highly compensated executive officers as of December 31, 2006, our directors and executive officers as a group, and each person who at February 15, 2007 was known to us to beneficially own more than 5% of our outstanding common stock.

Beneficial Owner (1)	Number of Shares(2)	Voting Percentage
Wells Fargo & Company (3)	1,939,108	8.9
Daruma Asset Management, Inc. (4)	1,703,300	7.8
Pzena Investment Management, LLC (5)	1,645,394	7.5
FMR Corp. (6)	1,381,702	6.3
Donald T. Johnson, Jr. (7)	338,607	1.5
Todd R. Peters (8)	55,429	*
Brett O. Dickson (9)	13,646	*
William L. Conley, Jr. (10)	51,980	*
Joseph Salamunovich (11)	66,656	*
Robert L. Evans (12)	31,500	*
Curtland E. Fields (12)	31,500	*
Dr. Michael J. Hartnett (13)	126,500	*
Michael D. Jordan (14)	24,833	*
S. Lawrence Prendergast (14)	25,833	*
Edward Stewart (12)	48,500	*
All directors and officers as a group (14 persons) (15)	975,307	4.3
_______________
* Less than 1%.

(1)	Unless otherwise noted, the address of each beneficial owner is 1400 Opus Place, Suite 600, Downers Grove, IL 60515.
(2)
The shares of common stock underlying options granted under our stock incentive plans that are exercisable as of February 15, 2007 or that will become exercisable within 60 days thereafter (such options being referred to as “exercisable”) are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

(3)	Wells Fargo & Company’s address is 420 Montgomery Street, San Francisco, CA 94104.
(4)	Daruma Asset Management, Inc.’s address is 80 West 40th Street, 9th Floor, New York, NY 10018.
(5)	Pzena Investment Management, LLC’s address is 120 West 45th Street, 20th Floor, New York, NY 10036.
(6)	FMR Corp.’s address is 82 Devonshire Street, Boston, MA 02109.
(7)	Includes 64,816 shares of restricted stock and 215,000 shares subject to exercisable options. Excludes 143,950 shares subject to options that are not exercisable.
(8)	Includes 18,958 shares of restricted stock and 23,333 shares subject to exercisable options. Excludes 16,875 shares subject to options that are not exercisable.
(9)	Consists of 8,646 shares of restricted stock and 5,000 shares subject to exercisable options. Excludes 13,437 shares subject to options that are not exercisable.
(10)	Includes 6,146 shares of restricted stock and 42,917 shares subject to exercisable options. Excludes 11,770 shares subject to options that are not exercisable.
(11)	Includes 6,980 shares of restricted stock and 52,917 shares subject to exercisable options. Excludes 11,770 shares subject to options that are not exercisable.
(12)	Includes 3,166 shares of restricted stock and 27,500 shares subject to exercisable options. Excludes 4,500 shares subject to options that are not exercisable.
(13)	Includes 3,166 shares of restricted stock and 122,500 shares subject to exercisable options. Excludes 4,500 shares subject to options that are not exercisable.
(14)	Includes 3,166 shares of restricted stock and 20,833 shares subject to exercisable options. Excludes 11,167 shares subject to options that are not exercisable.
(15)	Includes 144,482 shares of restricted stock and 714,167 shares subject to exercisable options. Excludes 272,780 shares subject to options that are not exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,506,448	$ 20.10	1,195,679
Equity compensation plans not approved by security holders	-	-	-
Total	1,506,448		1,195,679

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Board of Directors presently consists, and at all times during 2006 consisted, of Chairman Donald T. Johnson, Jr., lead director Michael D. Jordan, and directors Robert L. Evans, Curtland E. Fields, Dr. Michael J. Hartnett, S. Lawrence Prendergast and Edward Stewart. The Board has determined that all of our directors, with the exception of Mr. Johnson (who is also an employee of Aftermarket Technology Corp.), are independent as defined in the Nasdaq listing standards and the regulations of the Securities and Exchange Commission. Our Compensation and Nominating Committee and our Audit Committee are composed entirely of independent directors.

Since the beginning of 2006, we have not engaged in, nor is there any current proposal that we engage in, any transaction or series of related transactions with any of our directors, executive officers, anyone known by us to own (of record or beneficially) more than 5% of our outstanding common stock, or any member of the immediate family of any of the foregoing.

The Audit Committee of our Board of Directors is responsible for reviewing and approving all “related party transactions” (as defined in the applicable Nasdaq listing standards). Before approving such a transaction, the Audit Committee would take into account all relevant factors that it deems appropriate, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances, and the extent of the related person’s interest in the transaction. The Audit Committee’s responsibility for related party transactions is set forth in the Committee’s written charter (a copy of which was attached to the proxy statement for our 2006 annual meeting and is available on our website at www.goATC.com). The Committee’s policy regarding related party transactions is not in writing, but is the result of the oral consensus of the members of the Committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal outside accountant is Ernst & Young LLP. Set forth below are the fees and expenses for Ernst & Young for each of the last two years for the following services provided to us:

	2006	2005
Audit Fees (1)	$1,101,430	$1,088,424
Audit-Related Fees (2)	178,896	120,537
Tax Fees (3)	44,958	69,081
All Other Fees (4)	6,600	-
Total Fees	$1,331,884	$1,278,042
_______________
(1)
The fees for 2005 are $39,024 higher than reported in our Annual Report on Form 10-K for the year ended December 31, 2005 due to audit fees incurred but not communicated until after the filing of the 2005 Annual Report.

(2)
For 2006 consists of fees and expenses for services relating to (i) a Statement of Auditing Standards No. 70 review ($128,896) and (ii) diligence for a potential acquisition ($50,000). For 2005 consists of fees and expenses for services relating to a Statement of Auditing Standards No. 70 review and was reclassified from
"All Other Fees" as reported in the 2005 Annual Report.

(3)
For 2006 consists of fees and expenses for assistance with (i) state, federal and foreign tax returns ($35,939) and (ii) other foreign tax related assistance ($9,019).
For 2005 consists of fees and expenses for assistance with (i) state, federal and foreign tax returns ($63,712) and (ii) other tax audits ($5,369).

(4)	For 2006 consists of fees and expenses for services relating to assurance services for a customer.

The Audit Committee of our Board of Directors pre-approves each non-audit engagement or service with or by our independent auditor. Prior to pre-approving any such non-audit engagement or service, it is the Committee's practice to first receive information regarding the engagement or service that (i) is detailed as to the specific engagement or service, and (ii) enables the Committee to make a well-reasoned assessment of the impact of the engagement or service on the auditor’s independence. In addition, the Chairman of the Audit Committee is authorized to pre-approve any non-audit service between regularly scheduled meetings of the Audit Committee provided that the fees for such service do not exceed $50,000 and the Chairman’s approvals are reported to the full Audit Committee at the next Audit Committee meeting. The Audit Committee or the Audit Committee Chairman pre-approved all non-audit engagements with, and services provided by, our independent auditor during 2006 and 2005.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements Index

See Index to Financial Statements and Supplemental Data on page 40.

2.	Financial Statement Schedules Index

	II - Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibit Index
The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference:
Exhibit Number	Description
3.1
Restated Certificate of Incorporation of Aftermarket Technology Corp (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

3.2	Bylaws of Aftermarket Technology Corp. (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by this reference)
10.1
Amended and Restated Tax Sharing Agreement, dated as of December 20, 1996, among Aftermarket Technology Holdings Corp., Aaron's Automotive Products, Inc., ATC Components, Inc., CRS Holdings Corp., Diverco Acquisition Corp., H.T.P., Inc., Mamco Converters, Inc., R.P.M. Merit, Inc. and Tranzparts Acquisition Corp. (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.2†
Aftermarket Technology Corp. 1996 Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.3†
Form of Non-Qualified Stock Option Agreement under the Aftermarket Technology Corp. 1996 Stock Incentive Plan (previously filed as Exhibit 10.37 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.4†
Aftermarket Technology Corp. 1998 Stock Incentive Plan (previously filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10.5†
Aftermarket Technology Corp. 2000 Stock Incentive Plan (previously filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

10.6†
Aftermarket Technology Corp. 2002 Stock Incentive Plan (previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.7†
Aftermarket Technology Corp. 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.8†
Standard Terms and Conditions Governing Nonemployee Director Stock Options Granted on or after May 12, 2004 under the Aftermarket Technology Corp. 1998, 2000, 2002, and 2004 Stock Incentive Plans (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.9†
Standard Terms and Conditions Governing Employee Non-Qualified Stock Options Granted on or after May 12, 2004 under the Aftermarket Technology Corp. 1998, 2000, 2002, and 2004 Stock Incentive Plans (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.10†
Standard Terms and Conditions Governing Nonemployee Director Stock Options under the Aftermarket Technology Corp. 1998, 2000 and 2002 Stock Incentive Plans (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.11†
Standard Terms and Conditions Governing Employee Non-Qualified Stock Options under the Aftermarket Technology Corp. 1998, 2000 and 2002 Stock Incentive Plans (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.12†	Aftermarket Technology Corp. 2006 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)
10.13†
Standard Terms and Conditions Governing Nonemployee Director Stock Options under the Aftermarket Technology Corp. 2006 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)

10.14†
Standard Terms and Conditions Governing Employee Non-Qualified Stock Options under the Aftermarket Technology Corp. 2006 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)

10.15†
Form of Restricted Stock Agreement for Nonemployee Directors under the Aftermarket Technology Corp. 1998, 2000, 2002, 2004 and 2006 Stock Incentive Plans (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)

10.16†
Form of Restricted Stock Agreement for Employee under the Aftermarket Technology Corp. 1998, 2000, 2002, 2004 and 2006 Stock Incentive Plans (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)

10.17†
Aftermarket Technology Corp. Executive Nonqualified Excess Plan (previously filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by this reference)

10.18†
Aftermarket Technology Corp. Executive Nonqualified Excess Plan Adoption Agreement (previously filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on September 18, 2006 and incorporated herein by this reference)

10.19†*	Executive Employment Agreement, dated as of January 19, 2007, between Aftermarket Technology Corp. and Donald T. Johnson, Jr.
10.20†
Executive Employment Agreement, dated as of March 9, 2004, between Aftermarket Technology Corp. and Todd R. Peters (previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference)

10.21†
Form of Executive Employment Agreement between Aftermarket Technology Corp. and certain of its officers (previously filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.22†
Form of Indemnification Agreement between Aftermarket Technology Corp. and directors and certain officers (previously filed as Exhibit 10.46 to Amendment No. 1 the Company's Registration Statement on Form S-1 (File No. 333-35543) filed on October 1, 1997 and incorporated herein by this reference)

10.23
Stock Purchase Agreement dated as of September 1, 2000 between Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.24
Amendment to Stock Purchase Agreement dated as of October 27, 2000 between Aftermarket Technology Corp. and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.25
Amendment No. 2 to Stock Purchase Agreement dated as of May 25, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.26
Agreement dated as of July 2, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.27
Amendment No. 3 to Stock Purchase Agreement dated as of October 19, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.28
Amendment No. 4 to Stock Purchase Agreement dated as of December 28, 2001 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

10.29
Amendment No. 5 to Stock Purchase Agreement dated as of August 2, 2002 between Aftermarket Technology Corp. and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.30
Credit Agreement dated as of March 21, 2006 among Aftermarket Technology Corp., Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Charter One Bank, N.A. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

10.31
Guaranty and Collateral Agreement dated as of March 21, 2006 made by Aftermarket Technology Corp. and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

14	Code of Ethics (previously filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference)
21*	List of Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

______________
† Compensation plan or arrangements in which directors or executive officers are eligible to participate.
* Filed herewith.

(b)	Refer to (a) 3 above.

(c)	Refer to (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.
By:	/s/ Donald T. Johnson, Jr.
Donald T. Johnson, Jr. Chairman, President and Chief Executive Officer
March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2007	/s/ Donald T. Johnson, Jr.
Donald T. Johnson, Jr. Chairman, President and Chief Executive Officer (principal executive officer)

March 1, 2007	/s/ Todd R. Peters
Todd R. Peters Vice President and Chief Financial Officer (principal financial officer)

March 1, 2007	/s/ John M. Pinkerton
John M. Pinkerton Vice President and Controller (principal accounting officer)

March 1, 2007	/s/ Robert L. Evans
Robert L. Evans, Director

March 1, 2007	/s/ Curtland E. Fields
Curtland E. Fields, Director

March 1, 2007	/s/ Michael J. Hartnett
Michael J. Hartnett, Director

March 1, 2007	/s/ Michael D. Jordan
Michael D. Jordan, Director

March 1, 2007	/s/ S. Lawrence Prendergast
S. Lawrence Prendergast, Director

March 1, 2007	/s/ Edward Stewart
Edward Stewart, Director

Aftermarket Technology Corp.

Schedule II - Valuation and Qualifying Accounts
(In Thousands)

		Additions
	Balance at Beginning of Period	Charge (Income) to Costs and Expenses	Adjustments to Other Accounts		Deductions		Balance at End of Period

Year ended December 31, 2004:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$365	$204	$	−	$95	(1)	$474
Reserve for excess and obsolete inventory	3,421	1,859		−	224		5,056
Valuation allowance on deferred tax assets	10,086	3,795		−	−		13,881
Year ended December 31, 2005:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	474	334		194(2)	39	(1)	963
Reserve for excess and obsolete inventory	5,056	847		−	826		5,077
Valuation allowance on deferred tax assets	13,881	96		−	2,218	(3)	11,759
Year ended December 31, 2006:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	963	(23)		−	69	(1)	871
Reserve for excess and obsolete inventory	5,077	1,751		−	1,638		5,190
Valuation allowance on deferred tax assets	11,759	484		−	−		12,243

(1)	Accounts written off, net of recoveries.
(2)	Balance reclassified in current year.
(3)	Related to the expiration of capital loss carryforwards.

S-1