Form 10-Q
period 2007-03-31
AFTERMARKET TECHNOLOGY CORP
filed 2007-04-24
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

As of April 20, 2007, there were 21,847,377 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

i

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$12,256	$7,835
Accounts receivable, net	74,353	77,720
Inventories	57,783	56,904
Prepaid and other assets	4,832	3,788
Refundable income taxes	3,098	1,382
Deferred income taxes	7,795	7,771
Assets of discontinued operations	650	766
Total current assets	160,767	156,166

Property, plant and equipment, net	54,558	53,008
Debt issuance costs, net	625	664
Goodwill	132,375	132,375
Intangible assets, net	1,219	1,327
Long-term investments	2,340	1,966
Other assets	141	171
Total assets	$352,025	$345,677

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$44,024	$46,906
Accrued expenses	18,758	19,102
Income taxes payable	2,614	-
Deferred compensation	130	130
Liabilities of discontinued operations	630	1,015
Total current liabilities	66,156	67,153

Amount drawn on credit facility, less current portion	9,000	17,800
Deferred compensation, less current portion	2,725	2,352
Other long-term liabilities	2,444	2,335
Liabilities related to uncertain tax positions	1,737	-
Deferred income taxes	27,109	23,707

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,149,441 and 27,109,709
as of March 31, 2007 and December 31, 2006, respectively	271	271
Additional paid-in capital	224,350	223,288
Retained earnings	95,403	85,913
Accumulated other comprehensive income	3,569	3,537
Common stock held in treasury, at cost - 5,309,231 and 5,303,083 shares
as of March 31, 2007 and December 31, 2006, respectively	(80,739)	(80,679)
Total stockholders' equity	242,854	232,330

Total liabilities and stockholders' equity	$352,025	$345,677

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months ended March 31,
	2007	2006
	(Unaudited)

Net sales:
Products	$63,363	$57,707
Services	68,432	61,699
Total net sales	131,795	119,406

Cost of sales:
Products	49,935	45,558
Services	51,633	49,609
Total cost of sales	101,568	95,167

Gross profit	30,227	24,239

Selling, general and administrative expense	14,314	12,575
Amortization of intangible assets	107	31
Exit, disposal, certain severance and other charges	-	106

Operating income	15,806	11,527

Interest income	84	425
Other income, net	27	27
Write-off of debt issuance costs	-	(1,691)
Interest expense	(418)	(1,838)

Income from continuing operations before income taxes	15,499	8,450

Income tax expense	5,840	2,721

Income from continuing operations	9,659	5,729

Gain (loss) from discontinued operations, net of income taxes	15	(8,929)

Net income (loss)	$9,674	$(3,200)

Per common share - basic:
Income from continuing operations	$0.45	$0.26
Gain (loss) from discontinued operations	-	(0.41)
Net income (loss)	$0.45	$(0.15)

Weighted average number of common shares
outstanding	21,651	21,664

Per common share - diluted:
Income from continuing operations	$0.44	$0.26
Gain (loss) from discontinued operations	-	(0.41)
Net income (loss)	$0.44	$(0.15)

Weighted average number of common and
common equivalent shares outstanding	21,940	21,952

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the three months ended March 31,
	2007	2006
	(Unaudited)
Operating Activities:
Net income (loss)	$9,674	$(3,200)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities - continuing operations:
Net (gain) loss from discontinued operations	(15)	8,929
Write-off of debt issuance costs	-	1,691
Depreciation and amortization	3,613	3,285
Noncash stock-based compensation	869	532
Amortization of debt issuance costs	39	294
Adjustments to provision for losses on accounts receivable	(95)	129
Gain on sale of equipment	(2)	(2)
Deferred income taxes	3,828	(2,437)
Changes in operating assets and liabilities,
net of businesses discontinued/sold:
Accounts receivable	3,468	(5,125)
Inventories	(869)	(2,478)
Prepaid and other assets	(1,652)	(656)
Accounts payable and accrued expenses	(117)	(4,379)
Net cash provided by (used in) operating activities - continuing operations	18,741	(3,417)

Net cash provided by (used in) operating activities - discontinued operations	(256)	2,748

Investing Activities:
Purchases of property, plant and equipment	(5,050)	(1,634)
Purchases of available-for-sale securities	(1,257)	(1,427)
Proceeds from sales of available-for-sale securities	920	424
Proceeds from sale of equipment	2	25
Net cash used in investing activities - continuing operations	(5,385)	(2,612)

Net cash provided by investing activities - discontinued operations	-	53

Financing Activities:
Payments on credit facilities, net	(8,800)	(35,385)
Payment of debt issuance costs	-	(786)
Proceeds from exercise of stock options	140	2,537
Tax benefit from stock-based award transactions	38	417
Payments on amounts due to sellers of acquired companies	-	(12)
Repurchases of common stock for treasury	(60)	(4,387)
Net cash used in financing activities	(8,682)	(37,616)

Effect of exchange rate changes on cash and cash equivalents	3	12

Increase (decrease) in cash and cash equivalents	4,421	(40,832)

Cash and cash equivalents at beginning of period	7,835	45,472
Cash and cash equivalents at end of period	$12,256	$4,640

Cash paid during the period for:
Interest	$394	$2,275
Income taxes, net	(58)	954

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

Note 2.   Inventories

Inventories consist of the following:
	March 31, 2007	December 31, 2006

Raw materials, including core inventories	$51,409	$49,984
Work-in-process	1,681	1,717
Finished goods	4,693	5,203
	$57,783	$56,904

Note 3.  Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, is summarized as follows:

	March 31, 2007	December 31, 2006

Property, plant and equipment	$141,223	$136,493
Accumulated depreciation	(86,665)	(83,485)
	$54,558	$53,008

Note 4.  Warranty Liability

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

Changes to the Company’s warranty liability are summarized as follows:

	For the three months ended March 31,
	2007	2006
Balance at beginning of period	$1,985	$2,499
Warranties issued	393	398
Claims paid / settlements	(328)	(90)
Changes in liability for pre-existing warranties	(12)	(154)
Balance at end of period	$2,038	$2,653

 Note 5.  Credit Facility

On March 21, 2006, the Company entered into a credit agreement and related security agreement with certain banks (the “Credit Facility”). The Credit Facility provides the Company with a $150,000 five-year senior secured revolving credit facility. The Credit Facility can be increased by up to $75,000 under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets. The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries. The Company was in compliance with all debt covenants at March 31, 2007.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement. The Company can elect to prepay some or all of the outstanding balance from time to time without penalty or capacity reduction.

As of March 31, 2007, $9,000 was outstanding under the Credit Facility and the Company had $1,349 of letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $139,651.

Note 6.  Accounting and Reporting of Uncertain Income Tax Positions

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net decrease to retained earnings of $184 related to the measurement of a position the Company had taken with respect to certain tax credits allowed in its state income tax filings with the State of Oklahoma and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities. As of March 31, 2007 and January 1, 2007 (date of adoption), the Company had total unrecognized tax benefits of $1,737 and $1,719 comprised of (i) $452 and $434 for federal research and experimentation tax credits, respectively, (ii) $1,101 related to state income tax credits as of both periods, and (iii) $184 related to state income tax credits as of both periods. All of these tax credits could impact the Company’s effective tax rate with the exception of the $184 amount charged to retained earnings upon adoption of FIN 48.

A hearing with the Oklahoma Tax Commission regarding the unrecognized state income tax benefits is currently scheduled for June 5, 2007. It is reasonably possible that the uncertain tax position relative to these benefits could be decided in the Company’s favor, either wholly or in part, resulting in the recognition of up to $1,101 of additional income tax benefit. It is also reasonably possible that the Company will be contacted for examination regarding the $452 of unrecognized federal tax benefits and that the examination will be resolved in the Company’s favor.

The last year examined by the IRS was 2004, and all years up through and including that year are closed by examination. The Company’s primary state tax jurisdictions are Illinois, Missouri, Oklahoma, and Texas and its only international jurisdiction is the United Kingdom. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2005-2006
Illinois	2003-2006
Missouri	2003-2006
Oklahoma	1999-2006
Texas	2002-2006
United Kingdom	2005-2006

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its Consolidated Statements of Operations rather than income tax expense. The Company will continue to classify income tax penalties as part of selling, general and administrative expense in its Consolidated Statements of Operations.

Note 7.  Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss) for the three months ended March 31, 2007 and 2006, respectively:

	For the three months ended March 31,
	2007	2006
Net income (loss)	$9,674	$(3,200)
Other comprehensive income (loss):
Currency translation adjustments	21	219
Change in unrealized gain on available-for-sale securities, net of income taxes	11	44
	$9,706	$(2,937)

Note 8.  Stock-Based Compensation

The Company awards (i) stock options and (ii) shares of its common stock in the form of unvested stock (“Restricted Stock”), to its directors and employees and applies the provisions of SFAS No. 123R, Share-Based Payment, to these stock-based awards. Stock option valuations are estimated by using the Black-Scholes option pricing model and Restricted Stock awards are measured at the market value of the Company’s common stock on the date of issuance. For stock-based awards granted by the Company with graded vesting provisions, the Company applies an accelerated attribution method and separately amortizes each vesting tranche over its particular vesting period.

During the three months ended March 31, 2007 and in connection with the establishment of a new employment agreement, the Company granted 87,700 stock options and 29,400 shares of Restricted Stock to its Chief Executive Officer. On January 19, 2007, the date of grant, the fair value of the stock options and restricted stock was $6.06 and $20.80 per share, respectively.

During the three months ended March 31, 2007 and 2006, the Company recognized compensation expense related to stock-based awards of $869 and $532, respectively.

Note 9.  Repurchases of Common Stock

During 2007, the Company expects to repurchase shares of its outstanding common stock to offset the dilutive impact of stock option exercises and Restricted Stock grants made during the year under the Company’s stock incentive plans. The Company estimates the number of shares to be repurchased under this plan to be up to approximately 2% of the total shares outstanding. As of March 31, 2007, no shares had been repurchased by the Company under this plan.

During the three months ended March 31, 2007, certain employees of the Company delivered to the Company 2,652 shares of the Company’s common stock in payment of $60 of withholding tax obligations arising from the vesting of Restricted Stock awards. Per the stock incentive plans under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plans and are available for future grant.

In addition, 3,496 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards during the three months ended March 31, 2007.

Note 10.  Segment Information

Within the Company, financial performance is measured by lines of business. The Company aggregates certain of its operating units to form two reportable segments: the Logistics segment and the Drivetrain segment. The Logistics segment provides value-added warehousing and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. The principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T, Nokia, General Motors, LG, Magellan, T-Mobile, Sony Ericsson, Delphi, Visteon, TomTom and TiVo. The Drivetrain segment primarily sells remanufactured transmissions to Honda, Ford, DaimlerChrysler, Allison and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle. In addition, the Drivetrain segment sells select remanufactured engines primarily to certain European OEMs. The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

The Company evaluates performance based upon operating income. The reportable segments’ accounting policies are the same as those of the Company. Prior to 2007, the Company allocated corporate overhead based upon budgeted full year profit before tax. As the result of (i) significant growth in the Logistics segment and (ii) significant investment in new product and market development in the Drivetrain segment, the Company revised its estimate of the usage of corporate resources. Accordingly and beginning in 2007, corporate overhead is allocated equally to each of the Company’s reportable segments. Internal information systems costs are allocated based upon usage estimates.

The following table summarizes financial information relating to the Company’s reportable segments:

	Logistics	Drivetrain	Consolidated
For the three months ended March 31, 2007:
Net sales from external customers	$68,432	$63,363	$131,795
Operating income	9,368	6,438	15,806

For the three months ended March 31, 2006:
Net sales from external customers	$61,699	$57,707	$119,406
Exit, disposal, certain severance and other charges	−	106	106
Operating income	5,994	5,533	11,527

Note 11.  Exit, Disposal, Certain Severance and Other Charges

The Company has periodically incurred certain costs, primarily associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and cost-outs, rationalization of certain products, product lines and services, and asset impairments. Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, moving and relocation costs, losses on impairments of fixed assets, and write-downs of inventories.

As of March 31, 2007 and December 31, 2006, the Company held reserves of $288 and $423, respectively, for termination benefits related to specific cost reduction activities and the reorganization of certain management functions. In addition, as of March 31, 2007 and December 31, 2006, the Company held a reserve balance of $387 for asset retirement obligations the Company is contractually obligated to perform in order to restore certain leased facilities to a condition specified in the lease agreement.

Note 12.  Discontinued Operations

The Company’s Independent Aftermarket businesses remanufactured engines and distributed non-OEM branded remanufactured engines and transmissions directly to independent transmission and general repair shops and certain aftermarket parts retailers. These businesses had incurred operating losses since their beginning. On February 15, 2006, the Company made the decision to exit its Independent Aftermarket transmission and engine businesses. The transmission business ceased operations during the first quarter of 2006 and on July 17, 2006 the Company completed the sale of the engine business to Proformance Technologies, LLC. As part of the sale, the Company received proceeds of $2,051 during 2006.

Details of the loss from discontinued operations are as follows:

	For the three months ended March 31,
	2007	2006
Exit from Independent Aftermarket
Loss from closure and sale of businesses	$(24)	$(12,670)
Operating income (loss)	37	(544)
Non-operating income	9	88
Income (loss) before income taxes	22	(13,126)
Income tax (expense) benefit	(7)	4,197
Gain (loss) from Independent Aftermarket, net of income taxes	$15	$(8,929)

During the three months ended March 31, 2006, net sales for the Independent Aftermarket businesses was $4,636. As of March 31, 2007, the current assets of discontinued operations primarily included a promissory note and inventory used to service the run-out of warranty claims on sales made prior to the closure of the transmission business.

Note 13.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the three months ended March 31,
	2007	2006
Numerator:
Income from continuing operations	$9,659	$5,729

Denominator:
Weighted-average common shares outstanding	21,651,150	21,664,127
Common stock equivalents	288,526	288,313
Denominator for diluted earnings per common share	21,939,676	21,952,440

Per common share - basic	$0.45	$0.26
Per common share - diluted	$0.44	$0.26

Note 14.  Contingencies

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the "DG Sale") and now known as Axiom Automotive Technologies, the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future. These include the Company's indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including former manufacturing facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities, and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale. During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification. In addition, prior to the DG Sale several of the Distribution Group's real estate and equipment leases with terms ending on various dates through 2007, were guaranteed by the Company. These guarantees, which originated prior to the time of the DG Sale, remained in effect after the DG Sale so the Company continues to be liable for the Distribution Group's obligations under such leases in the event that the Distribution Group does not honor those obligations. As of March 31, 2007, minimum lease obligations related to these leases totaled $47 for which the Company has no liability recognition requirement. The Distribution Group has indemnified the Company against any damages relating to the Company’s guarantees; however, the Company holds no assets as collateral for these obligations.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate. These statements reflect our judgment as of the date of this Quarterly Report with respect to future events, the outcome of which are subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may differ materially from those described herein. We undertake no obligation to update forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts and/or core shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition. For a discussion of these and certain other factors, please refer to Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2006. Please also refer to our other filings with the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements. For each of the years ended December 31, 2006, 2005 and 2004, our write-offs were less than $0.1 million. For each of the three months ended March 31, 2007 and 2006, our write-offs were approximately $60 thousand and $3 thousand, respectively. As of March 31, 2007, we had $74.4 million of accounts receivable, net of allowance for doubtful accounts of $0.7 million.

Reserve for Inventory Obsolescence. We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand. If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2006, 2005 and 2004, we recorded charges for excess and obsolete inventory of approximately $1.8 million, $0.8 million and $1.9 million, respectively. For the three months ended March 31, 2007 and 2006, we recorded charges for excess and obsolete inventory of approximately $0.6 million and $0.4 million, respectively. As of March 31, 2007 we had inventory of $57.8 million, net of a reserve for excess and obsolete inventory of $5.5 million.

Warranty Liability. We provide an allowance for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates. Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures. For the years ended December 31, 2006, 2005 and 2004, we (i) recorded charges for estimated warranty costs of approximately $1.3 million, $1.3 million and $3.4 million, respectively and (ii) paid and/or settled warranty claims of approximately $1.3 million, $1.5 million and $3.7 million, respectively. For the three months ended March 31, 2007 and 2006, we (i) recorded charges for estimated warranty costs of approximately $0.4 million and $0.4 million, respectively and (ii) paid and/or settled warranty claims of approximately $0.3 million and $0.1 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required. Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Our goodwill and indefinite lived intangible assets are tested for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit. Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units. In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value. Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of. Actual results may differ from these estimates under different assumptions or conditions. If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. As of March 31, 2007, goodwill was recorded at a carrying value of approximately $132.4 million.

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

Accounting for Stock-Based Awards. We apply the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and adopted this standard using the modified prospective transition method. Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 was recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock option valuations are estimated by using the Black-Scholes option pricing model and restricted stock awards are measured at the market value of the Company’s common stock on the date of issuance. During the three months ended March 31, 2007 and in connection with the establishment of a new employment agreement, we awarded 87,700 stock options and 29,400 shares of restricted stock to our Chief Executive Officer. Total compensation of $1.1 million related to these awards is being amortized over the requisite service period. For all stock-based awards outstanding as of March 31, 2007, we have yet to record, on a pre-tax basis, an estimated total of $3.1 million of compensation expense to be recognized over a weighted-average period of 1.4 years.

Results of Operations for the Three Month Period Ended March 31, 2007 Compared to the Three Month Period Ended March 31, 2006.

Income from continuing operations increased $4.0 million, or 70.2%, to $9.7 million for the three months ended March 31, 2007 from $5.7 million for the three months ended March 31, 2006. Income from continuing operations per diluted share was $0.44 for the three months ended March 31, 2007 and $0.26 for the three months ended March 31, 2006. Our results for 2007 included an income tax benefit of $0.2 million, net of tax, related to research and development tax credits. Our results for 2006 included a charge of $1.1 million (net of tax) related to the write-off of deferred debt issuance costs associated with the early termination of our old credit facility and exit, disposal, certain severance and other charges of $0.1 million (net of tax), partially offset by an income tax benefit of $0.4 million, net of tax, related to the revaluation of our deferred income tax attributes. Excluding these items, income from continuing operations increased primarily as a result of:

•
growth in our Logistics segment, primarily related to increases in our programs with Nokia, Magellan, Sony Ericsson, LG, T-Mobile, TiVo, General Motors and TomTom and a favorable mix of services in our base business with AT&T;

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory decreases in Ford’s distribution channel during the first quarter of 2006;

•
increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years; we expect volumes related to these extensions to taper off in the second half of 2007, with full year 2007 volume expected to be consistent with full year 2006;

•	a reduction in interest expense in 2007 as compared to 2006 primarily due to a reduction in total debt outstanding; and

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives,

partially offset by:

•	an increase in product development, market development and start-up cost in our Drivetrain segment associated with NuVinci™ CVP products;

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals; and

•	an increase in our effective income rate due to changes in tax laws in the State of Texas.

Net Sales

Net sales increased $12.4 million, or 10.4%, to $131.8 million for the three months ended March 31, 2007 from $119.4 million for the three months ended March 31, 2006. This increase was primarily due to:

•	growth in our Logistics segment, primarily related to increases in our programs with Nokia, Magellan, Sony Ericsson, LG, T-Mobile, TiVo, General Motors and TomTom;

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory decreases in Ford’s distribution channel during the first quarter of 2006; and

•
increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years; we expect volumes related to these extensions to taper off in the second half of 2007, with full year 2007 volume expected to be consistent with full year 2006.

Of our net sales for the three months ended March 31, 2007 and 2006, AT&T accounted for 37.2% and 41.1%, Honda accounted for 17.6% and 16.7%, and Ford accounted for 15.1% and 13.9%, respectively.

Gross Profit

Gross profit increased $6.0 million, or 24.8%, to $30.2 million for the three months ended March 31, 2007 from $24.2 million for the three months ended March 31, 2006. The increase was primarily the result of the factors described above under “Net Sales,” combined with benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by start-up costs associated with NuVinci products and scheduled price concessions granted to certain customers in connection with previous contract renewals. Additionally, gross profit as a percentage of net sales increased to 22.9% for the three months ended March 31, 2007 from 20.3% for the three months ended March 31, 2006. This increase was primarily due to benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, operating leverage from increased volume in our Drivetrain segment and a favorable mix of services in our Logistics segment.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased $1.7 million, or 13.5%, to $14.3 million for the three months ended March 31, 2007 from $12.6 million for the three months ended March 31, 2006. The net increase is primarily the result of an increase in costs associated with revenue growth in our Logistics Segment, an increase in costs for incentive compensation programs and for new product and market development in our Drivetrain segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives. As a percentage of net sales, SG&A expense increased to 10.9% for the three months ended March 31, 2007 from 10.5% for the three months ended March 31, 2006.

Exit, Disposal, Certain Severance and Other Charges

During the three months ended March 31, 2006, we recorded $0.1 million of these costs related to certain severance costs recorded in our Drivetrain segment. There were no similar costs recorded in 2007.

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

Operating Income

Operating income increased $4.3 million, or 37.4%, to $15.8 million for the three months ended March 31, 2007 from $11.5 million for the three months ended March 31, 2006. This increase is primarily the result of the factors described above under “Net Sales” and “Gross Profit.” As a percentage of net sales, operating income increased to 12.0% for the three months ended March 31, 2007 from 9.7% for the three months ended March 31, 2006. This increase was primarily due to benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, operating leverage from increased volumes in our Drivetrain segment, and a favorable mix of services in our Logistics segment.

Interest Income

Interest income decreased $0.3 million, or 75.0%, to $0.1 million for the three months ended March 31, 2007 from $0.4 million for the three months ended March 31, 2006. This decrease was primarily due to lower cash balances invested in cash and equivalents during the first three months of 2007 as compared to 2006 resulting from the structure of our new credit facility, which allows us to use cash to repay outstanding debt without a corresponding reduction in borrowing capacity.

Write-Off of Debt Issuance Costs

During the three months ended March 31, 2006, we paid the balance outstanding under our old credit facility and terminated the related credit and security agreements.  As a result, we recorded a non-cash charge of $1.7 million during 2006 to write off deferred debt issuance costs associated with the early termination of the facility.

Interest Expense

Interest expense decreased $1.4 million, or 77.8%, to $0.4 million for the three months ended March 31, 2007 from $1.8 million for the three months ended March 31, 2006. This decrease was primarily due to a reduction in total debt outstanding in 2007 as compared to 2006.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations increased to 37.7% for the three months ended March 31, 2007, from 32.2% for the three months ended March 31, 2006. During the three months ended March 31, 2007 and 2006, we recorded tax benefits of $0.2 million related to research and development tax credits and $0.4 million related to the revaluation of our deferred income taxes, respectively. Excluding these tax benefits, our effective tax rate increased in 2007 as compared to 2006 primarily due to the new margin tax instituted in the State of Texas and increased sales volumes generated in Texas. Based on our current estimate of the distribution of taxable income by state and currently enacted laws, we expect an effective income tax rate of approximately 39.0% for the balance of 2007.

Discontinued Operations

For the three months ended March 31, 2007, we recognized a gain of $15 thousand related to our discontinued Independent Aftermarket businesses, which we had decided to discontinue during the three months ended March 31, 2006. These businesses remanufactured and distributed domestic and foreign engines and distributed domestic transmissions to independent aftermarket customers and were reported as “Other” in segment information previously disclosed. As a result of this decision, we recorded an after-tax loss from discontinued operations of $8.9 million during the three months ended March 31, 2006. On a pre-tax basis, this loss included (i) $10.2 million of inventory write-downs, (ii) $1.4 million for the impairment of goodwill, (iii) $0.8 million of fixed asset impairment charges and (iv) $0.3 million for the write-down of accounts receivable balances.

See Note 12. “Discontinued Operations.”

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2007		2006
Net sales	$68.4	100.0%	$61.7	100.0%
Segment profit	$9.4	13.7%	$6.0	9.7%

Net Sales. Net sales increased $6.7 million, or 10.9%, to $68.4 million for the three months ended March 31, 2007 from $61.7 million for the three months ended March 31, 2006. This increase was primarily related to increases in our programs with Nokia, Magellan, Sony Ericsson, LG, T-Mobile, TiVo, General Motors and TomTom. AT&T accounted for 71.6% and 79.6% of segment net sales for the three months ended March 31, 2007 and 2006, respectively.

Segment Profit. Segment profit increased $3.4 million, or 56.7%, to $9.4 million (13.7% of segment net sales) for the three months ended March 31, 2007 from $6.0 million (9.7% of segment net sales) for the three months ended March 31, 2006. The increase was primarily the result of the factors described above under “Net Sales,” a favorable mix of services and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with previous contract renewals.

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2007		2006
Net sales	$63.4	100.0%	$57.7	100.0%
Segment profit	$6.4	10.1%	$5.5	9.5%

Net Sales. Net sales increased $5.7 million, or 9.9%, to $63.4 million for the three months ended March 31, 2007 from $57.7 million for the three months ended March 31, 2006. The increase was primarily due to:

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory decreases in Ford’s distribution channel during the first quarter of 2006; and

•
increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years; we expect volumes related to these extensions to taper off in the second half of 2007, with full year 2007 volume expected to be consistent with full year 2006, partially offset by (i) lower volumes of DaimlerChrysler remanufactured transmissions due to DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year, and (ii) price concessions granted to certain customers in connection with previous contract renewals.

Of our segment net sales for the three months ended March 31, 2007 and 2006, Honda accounted for 36.7% and 34.5% and Ford accounted for 31.5% and 28.8%, respectively.

Exit, Disposal, Certain Severance and Other Charges. During the three months ended March 31, 2006, we recorded a charge of $0.1 million related to certain severance costs incurred in our European operations. There were no similar costs recorded in 2007.

Segment Profit. Segment profit increased $0.9 million, or 16.4%, to $6.4 million (10.1% of segment net sales) for the three months ended March 31, 2007 from $5.5 million (9.5% of segment net sales) for the three months ended March 31, 2006. This resulted primarily from the factors described above under “Net Sales,” operating leverage from increased volumes, and benefits resulting from our lean and continuous improvement program and other cost reductions, partially offset by an increase in product development, market development and start-up costs associated with NuVinci products.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $12.3 million at March 31, 2007. Net cash provided by operating activities from continuing operations was $18.7 million for the three-month period then ended. During the period, we generated $0.8 million of cash from our working capital accounts including $3.5 million from accounts receivable primarily as the result of collections from Logistics customers, partially offset by,

•	$1.7 million for prepaid and other assets primarily related to insured recoveries and prepaid software licensing costs;

•	$0.9 million for inventories primarily related to increased test and repair volume in our Logistics segment; and

•	$0.1 million for accounts payable and accrued expenses.

Net cash used in investing activities from continuing operations was $5.4 million for the period, which included $5.1 million of capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts and $0.3 million of net purchases of available-for-sale securities for our nonqualified deferred compensation plan. Net cash used in financing activities of $8.7 million included net payments of $8.8 million made on our credit facility and $0.1 million for treasury stock repurchases of our common stock, partially offset by $0.2 million of cash proceeds and related tax benefits from the exercise of stock-based awards by our employees.

For 2007, we estimate $18-$22 million for capital expenditures, consisting of approximately $12-$14 million in support of new business and capacity expansion initiatives in our Logistics and Drivetrain segments and $6-$8 million in support of maintenance and cost reduction initiatives.

Our credit agreement provides for a $150.0 million revolving credit facility available through March 2011. Our credit facility also provides for the ability to increase the facility by up to $75.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios. Amounts advanced under the credit facility are guaranteed by all of our domestic subsidiaries and secured by substantially all of our assets and the assets of our domestic subsidiaries.

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

As of March 31, 2007, our borrowing capacity under the credit facility was $139.7 million, net of $1.3 million for outstanding letters of credit.

We were in compliance with all the credit facility’s debt covenants as of March 31, 2007.

In December 2006, our Board of Directors approved a stock repurchase program for the repurchase of up to approximately 2% of our outstanding common stock during 2007 to offset the dilutive impact of new shares issued for stock option exercises and restricted stock grants under our stock incentive plans. As of March 31, 2007 there were no purchases made under the plan.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments. We do not hold or issue derivative financial instruments for trading purposes. We have used derivative financial instruments to manage our exposure to fluctuations in interest rates. Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business. As of March 31, 2007, we were not using any derivative financial instruments.

Interest Rate Exposure. Based on our overall interest rate exposure during the three months ended March 31, 2007 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows. As of March 31, 2007, interest rate movements of 100 basis points would result in an approximate $0.1 million increase or decrease in interest expense over a one-year period.

Foreign Exchange Exposure. Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars. We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars. Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows. For the three months ended March 31, 2007, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $19 thousand.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Todd R. Peters, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of March 31, 2007, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 31, 2007, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, certain of our employees delivered to us 2,652 shares of our outstanding common stock in payment of $59,751 of withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans. Per the stock incentive plans, the shares delivered to us were valued at $22.53 per share, the weighted average closing prices of our common stock on the vesting dates of the restricted stock.

Following is a summary of treasury stock acquisitions made during the three month period ended March 31, 2007:

Period	Total number of Shares Purchased	Price Paid per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
January 1-31, 2007	110		$21.39	110	436,133
February 1-28, 2007	-	$	−	-	436,133
March 1-31, 2007	2,542		$22.58	2,542	436,133

(1)	Excludes shares acquired under our stock incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock.

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

AFTERMARKET TECHNOLOGY CORP.

Date: April 24, 2007	/s/ Todd R. Peters
Todd R. Peters, Vice President and Chief Financial Officer

•	Todd R. Peters is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.