Form 10-Q
period 2007-06-30
AFTERMARKET TECHNOLOGY CORP
filed 2007-07-30
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

As of July 20, 2007, there were 22,093,985 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

i

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$22,501	$7,835
Accounts receivable, net	69,317	77,720
Inventories	60,009	56,904
Prepaid and other assets	3,625	3,788
Refundable income taxes	3,158	1,382
Deferred income taxes	6,768	7,771
Assets of discontinued operations	247	766
Total current assets	165,625	156,166

Property, plant and equipment, net	60,725	53,008
Debt issuance costs, net	585	664
Goodwill	132,375	132,375
Intangible assets, net	1,111	1,327
Long-term investments	2,693	1,966
Other assets	119	171
Total assets	$363,233	$345,677

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$42,290	$46,906
Accrued expenses	25,050	19,102
Income taxes payable	3,027	-
Deferred compensation	130	130
Liabilities of discontinued operations	377	1,015
Total current liabilities	70,874	67,153

Amount drawn on credit facility	-	17,800
Deferred compensation, less current portion	3,094	2,352
Other long-term liabilities	2,562	2,335
Liabilities related to uncertain tax positions	1,756	-
Deferred income taxes	27,626	23,707

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,387,681 and 27,109,709
as of June 30, 2007 and December 31, 2006, respectively	274	271
Additional paid-in capital	228,819	223,288
Retained earnings	105,475	85,913
Accumulated other comprehensive income	3,916	3,537
Common stock held in treasury, at cost - 5,324,863 and 5,303,083 shares
as of June 30, 2007 and December 31, 2006, respectively	(81,163)	(80,679)
Total stockholders' equity	257,321	232,330

Total liabilities and stockholders' equity	$363,233	$345,677

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net sales:
Products	$61,614	$55,864	$124,977	$113,571
Services	69,195	66,157	137,627	127,856
Total net sales	130,809	122,021	262,604	241,427

Cost of sales:
Products	47,102	43,739	97,037	89,297
Products - exit, disposal, certain severance and other charges	713	-	713	-
Services	50,155	51,836	101,788	101,445
Total cost of sales	97,970	95,575	199,538	190,742

Gross profit	32,839	26,446	63,066	50,685

Selling, general and administrative expense	16,598	13,659	30,912	26,234
Amortization of intangible assets	108	30	215	61
Exit, disposal, certain severance and other charges	513	581	513	687

Operating income	15,620	12,176	31,426	23,703

Interest income	101	43	185	468
Other income (expense), net	37	(98)	64	(71)
Write-off of debt issuance costs	-	-	-	(1,691)
Interest expense	(276)	(919)	(694)	(2,757)

Income from continuing operations before income taxes	15,482	11,202	30,981	19,652

Income tax expense	5,338	4,390	11,178	7,111

Income from continuing operations	10,144	6,812	19,803	12,541

Loss from discontinued operations, net of income taxes	(72)	(48)	(57)	(8,977)

Net income	$10,072	$6,764	$19,746	$3,564

Per common share - basic:
Income from continuing operations	$0.47	$0.31	$0.91	$0.58
Loss from discontinued operations	$-	$-	$-	$(0.41)
Net income	$0.46	$0.31	$0.91	$0.16

Weighted average number of common shares
outstanding	21,777	21,780	21,714	21,722

Per common share - diluted:
Income from continuing operations	$0.46	$0.31	$0.90	$0.57
Loss from discontinued operations	$-	$-	$-	$(0.41)
Net income	$0.46	$0.31	$0.90	$0.16

Weighted average number of common and
common equivalent shares outstanding	22,104	22,025	22,022	21,989

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months ended June 30,
	2007	2006
	(Unaudited)
Operating Activities:
Net income	$19,746	$3,564

Adjustments to reconcile net income to net cash provided by
operating activities - continuing operations:
Net loss from discontinued operations	57	8,977
Write-off of debt issuance costs	-	1,691
Depreciation and amortization	7,595	6,646
Noncash stock-based compensation	1,804	1,118
Amortization of debt issuance costs	79	333
Adjustments to provision for losses on accounts receivable	(118)	96
Loss on sale of equipment	42	185
Deferred income taxes	5,382	495
Changes in operating assets and liabilities,
net of businesses acquired or discontinued/sold:
Accounts receivable	8,612	(6,223)
Inventories	(2,961)	(6,884)
Prepaid and other assets	(516)	(84)
Accounts payable and accrued expenses	5,350	(9,080)
Net cash provided by operating activities - continuing operations	45,072	834

Net cash provided by (used in) operating activities - discontinued operations	(177)	4,279

Investing Activities:
Purchases of property, plant and equipment	(15,088)	(4,143)
Purchases of available-for-sale securities	(2,364)	(2,911)
Purchase of assets of a business	-	(1,746)
Proceeds from sales of available-for-sale securities	1,812	1,741
Proceeds from sale of property, plant and equipment	22	24
Net cash used in investing activities - continuing operations	(15,618)	(7,035)

Net cash provided by investing activities - discontinued operations	-	110

Financing Activities:
Payments of term debt	-	(90,685)
Borrowings (payments) on revolving credit facility, net	(17,800)	49,200
Debt issuance costs	-	(786)
Proceeds from exercise of stock options	2,934	7,363
Tax benefit from stock-based award transactions	673	1,492
Payments on amounts due to seller of acquired company	-	(25)
Repurchases of common stock for treasury	(484)	(4,673)
Net cash used in financing activities	(14,677)	(38,114)

Effect of exchange rate changes on cash and cash equivalents	66	64

Increase (decrease) in cash and cash equivalents	14,666	(39,862)

Cash and cash equivalents at beginning of period	7,835	45,472
Cash and cash equivalents at end of period	$22,501	$5,610

Cash paid during the period for:
Interest	$470	$2,944
Income taxes, net	2,671	1,456

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

Note 2.	Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006

Raw materials, including core inventories	$53,310	$49,984
Work-in-process	1,403	1,717
Finished goods	5,296	5,203
	$60,009	$56,904

Note 3.	Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, is summarized as follows:

	June 30, 2007	December 31, 2006

Property, plant and equipment	$148,057	$136,493
Accumulated depreciation	(87,332)	(83,485)
	$60,725	$53,008

Note 4.	Warranty Liability

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

Changes to the Company’s warranty liability are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$2,038	$2,653	$1,985	$2,499
Warranties issued	395	227	788	625
Claims paid / settlements	(243)	(359)	(571)	(449)
Changes in liability for pre-existing warranties	5	(138)	(7)	(292)
Balance at end of period	$2,195	$2,383	$2,195	$2,383

Note 5.	Credit Facilities

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

Amounts outstanding under the Credit Facility generally bear interest at LIBOR plus a specified margin or the prime rate plus a specified margin, depending on the type of borrowing being made.  The applicable margin is based on the Company’s ratio of debt to EBITDA from time to time.  Currently, the Company’s LIBOR margin is 1.0% and its prime rate margin is zero.  Additionally, the Company is required to pay quarterly in arrears a commitment fee based on the average daily unused portion of the Credit Facility during such quarter, currently at a rate of 0.20% per annum.  The Company must also pay fees on outstanding letters of credit at a rate per annum equal to the applicable LIBOR margin then in effect.

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets.  The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all debt covenants at June 30, 2007.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty.

At June 30, 2007, the Company had no amounts outstanding under the Credit Facility and had $1,349 of letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $148,651.

Note 6.	Accounting and Reporting of Uncertain Income Tax Positions

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.   FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net decrease to retained earnings of $184 related to the measurement of a position the Company had taken with respect to certain tax credits allowed in its state income tax filings with the State of Oklahoma and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities.  As of June 30, 2007 and January 1, 2007 (date of adoption), the Company had total unrecognized tax benefits of $1,756 and $1,719 comprised of (i) $471 and $434 for federal research and experimentation tax credits, respectively, (ii) $1,101 related to state income tax credits as of both periods, and (iii) $184 related to state income tax credits as of both periods.  All of these tax credits could impact the Company’s effective tax rate.

Final briefs are due on September 19, 2007, regarding the Oklahoma Tax Commission matter related to unrecognized state income tax benefits.  It is reasonably possible that the uncertain tax position relative to these benefits could be decided in the Company’s favor, either wholly or in part, resulting in the recognition of up to $1,101 of additional income tax benefit.  It is also reasonably possible that the Company will be contacted for examination regarding the $471 of unrecognized federal tax benefits and that the examination will be resolved in the Company’s favor.

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

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its Consolidated Statements of Income rather than income tax expense.  The Company will continue to classify any income tax penalties as part of selling, general and administrative expense in its Consolidated Statements of Income.

Note 7.	Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and six months ended June 30, 2007 and 2006, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net income	$10,072	$6,764	$19,746	$3,564
Other comprehensive income (loss):
Currency translation adjustments	260	856	281	1,075
Unrealized gain (loss) on available-for-sale securities, net of income taxes	87	(34)	98	10
	$10,419	$7,586	$20,125	$4,649

Note 8.	Stock-Based Compensation

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

During the three months ended March 31, 2007 and in connection with the establishment of a new employment agreement, the Company granted 87,700 stock options with an exercise price equal to the market price of the Company’s common stock on the date of grant and 29,400 shares of Restricted Stock to its Chief Executive Officer.  On January 19, 2007, the date of grant, the fair value of the stock options and restricted stock was $6.06 and $20.80 per share, respectively.

During the three months ended June 30, 2007, the Company granted an aggregate of (i) 119,604 stock options with an exercise price equal to the market price of the Company’s common stock on the dates of grant at a weighted average fair value of $10.58 per share and (ii) 75,600 shares of Restricted Stock at a weighted average fair value of $30.45 per share, to non-employee directors, executive officers and certain employees of the Company.

The Company recognized compensation expense related to stock-based awards of $935 and $586 for the three months ended June 30, 2007 and 2006 and $1,804 and $1,118 for the six months ended June 30, 2007 and 2006, respectively.

A summary of stock-based award activities during the six months ended June 30, 2007 is presented below:

	Stock Options	Restricted Stock (1)
Outstanding at January 1, 2007	1,506,448	171,999
Granted at market price	207,304	105,000
Exercised	(172,972)	(78,194)
Forfeited/expired	(15,365)	(4,853)
Outstanding at June 30, 2007	1,525,415	193,952

(1)  Restricted stock is exercised at the time the awards vest.

Note 9.	Repurchases of Common Stock

During 2007, the Company has authorization to repurchase shares of its outstanding common stock to offset the dilutive impact of stock option exercises and Restricted Stock grants made during the year under the Company’s stock incentive plans.  The Company estimates the number of shares that could be repurchased under this authorization to be up to approximately 2% of the total shares outstanding.  As of June 30, 2007, no shares had been repurchased by the Company under this authorization.

During the six months ended June 30, 2007, certain officers and employees of the Company delivered to the Company 16,591 shares of the Company’s common stock in payment of $474 of withholding tax obligations arising from the vesting of Restricted Stock awards.  Per the stock incentive plans under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plans and are available for future grant.

Also during the six months ended June 30, 2007, (i) 4,853 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards and (ii) 336 shares were returned as payment of $10 towards an outstanding employee advance.

Note 10.	Exit, Disposal, Certain Severance and Other Charges

The Company has periodically incurred certain costs, primarily associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and cost-outs, rationalization of certain products, product lines and services, and asset impairments.  Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, certain moving and relocation costs, losses on impairments of fixed assets, and write-downs of inventories.

During the three months ended June 30, 2007, the Company recorded charges of $1,226 in its Drivetrain segment consisting of (i) $513 of severance and related costs primarily related to certain management upgrades, (ii) $387 for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers (classified as Cost of Sales – Products) and (iii) $326 primarily related to a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers (classified as Cost of Sales – Products).

Note 11.	Segment Information

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

The following table summarizes financial information relating to the Company’s reportable segments:

	Logistics	Drivetrain	Consolidated
For the three months ended June 30, 2007:
Net sales from external customers	$69,195	$61,614	$130,809
Operating income	10,357	5,263	15,620
For the three months ended June 30, 2006:
Net sales from external customers	$66,157	$55,864	$122,021
Operating income	7,592	4,584	12,176
For the six months ended June 30, 2007:
Net sales from external customers	$137,627	$124,977	$262,604
Operating income	19,725	11,701	31,426
For the six months ended June 30, 2006:
Net sales from external customers	$127,856	$113,571	$241,427
Operating income	13,586	10,117	23,703

Note 12.	Discontinued Operations

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

Details of the loss from discontinued operations related to the exit from the independent aftermarket businesses are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Income (loss) from closure and sale of businesses	$(10)	$211	$(34)	$(12,459)
Operating loss	(100)	(660)	(63)	(1,204)
Non-operating income	2	76	11	164
Loss before income taxes	(108)	(373)	(86)	(13,499)
Income tax benefit	36	325	29	4,522
Loss from Independent Aftermarket, net of income taxes	$(72)	$(48)	$(57)	$(8,977)

During the three and six months ended June 30, 2006, net sales for the Independent Aftermarket businesses was $3,078 and $7,714.  Operating losses incurred during the three and six months ended June 30, 2007 and current assets of discontinued operations as of June 30, 2007, primarily relate to costs and inventory to service the run-out of warranty claims on sales made prior to the closure of the transmission business.

Note 13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$10,144	$6,812	$19,803	$12,541

Denominator:
Weighted-average common shares outstanding	21,776,962	21,779,950	21,714,056	21,722,039
Common stock equivalents	327,271	245,415	307,898	266,864
Denominator for diluted earnings per common share	22,104,233	22,025,365	22,021,954	21,988,903

Per common share - basic	$0.47	$0.31	$0.91	$0.58
Per common share - diluted	$0.46	$0.31	$0.90	$0.57

Note 14.	Contingencies

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the "DG Sale") and now known as Axiom Automotive Technologies, the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company's indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including former manufacturing facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.  In addition, prior to the DG Sale several of the Distribution Group's real estate and equipment leases with terms ending on various dates through 2007, were guaranteed by the Company.  These guarantees, which originated prior to the time of the DG Sale, remained in effect after the DG Sale so the Company continued to be liable for the Distribution Group's obligations under such leases in the event that the Distribution Group did not honor those obligations.  During the three months ended June 30, 2007, the remaining lease agreements expired, thereby releasing the Company from these guarantees.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due.  Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements.  For each of the years ended December 31, 2006, 2005 and 2004, our accounts receivable write-offs were less than $0.1 million.    For each of the six months ended June 30, 2007 and 2006, our accounts receivable write-offs were approximately $0.1 million.  As of June 30, 2007, we had $69.3 million of accounts receivable, net of allowance for doubtful accounts of $0.7 million.

Inventory Valuation.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2006, 2005 and 2004, we recorded charges for excess and obsolete inventory of approximately $1.8 million, $0.8 million and $1.9 million, respectively.  For the six months ended June 30, 2007 and 2006, we recorded charges for excess and obsolete inventory of approximately $1.8 million and $0.4 million, respectively.  As of June 30, 2007 we had inventory of $60.0 million, net of a reserve for excess and obsolete inventory of $6.4 million.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures.  For the years ended December 31, 2006, 2005 and 2004 we (i) recorded charges for estimated warranty costs of approximately $1.3 million, $1.3 million and $3.4 million, respectively and (ii) paid and/or settled warranty claims of approximately $1.3 million, $1.5 million and $3.7 million, respectively.  For the six months ended June 30, 2007 and 2006, we (i) recorded charges for estimated warranty costs of approximately $0.8 million and $0.6 million, respectively and (ii) paid and/or settled warranty claims of approximately $0.6 million and $0.4 million, respectively.  Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Our goodwill and indefinite lived intangible assets are tested for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements.  As of June 30, 2007, goodwill was recorded at a carrying value of approximately $132.4 million.

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

Accounting for Stock-Based Awards.  We apply the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and adopted this standard using the modified prospective transition method.  Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 was recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Stock option valuations are estimated by using the Black-Scholes option pricing model and restricted stock awards are measured at the market value of the Company’s common stock on the date of issuance.  During the three months ended March 31, 2007 and in connection with the establishment of a new employment agreement, we awarded 87,700 stock options and 29,400 shares of restricted stock to our Chief Executive Officer.  During the three months ended June 30, 2007, we awarded an aggregate of 119,604 stock options and 75,600 shares of restricted stock to non-employee directors, executive officers and certain employees.  Total estimated compensation of $4.5 million related to awards granted during 2007 is being amortized over the requisite service periods.  For all stock-based awards outstanding as of June 30, 2007, we have yet to record, on a pre-tax basis, an estimated total of $5.6 million of compensation expense to be recognized over a weighted-average period of 1.5 years.

Results of Operations for the Three Month Period Ended June 30, 2007 Compared to the Three Month Period Ended June 30, 2006

Income from continuing operations increased $3.3 million, or 48.5%, to $10.1 million for the three months ended June 30, 2007 from $6.8 million for the three months ended June 30, 2006.  Income from continuing operations per diluted share was $0.46 for the three months ended June 30, 2007 and $0.31 for the three months ended June 30, 2006.  Our results for 2007 and 2006 included exit, disposal, certain severance and other charges of $0.8 million (net of tax) and $0.4 million (net of tax), respectively. Excluding these charges, income from continuing operations increased primarily as a result of:

•
growth in our Logistics segment, primarily related to increases in our programs with General Motors, TomTom, SonyEricsson, Nokia, Magellan, LG, T-Mobile and TiVo and a favorable mix of services in our base business with AT&T;

•
increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years; we expect volumes related to these extensions to taper off in the second half of 2007, with full year 2007 volume expected to be slightly higher than full year 2006;

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory reductions in Ford’s distribution channel during the second quarter of 2006;

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives;

•	a reduction in interest expense in 2007 as compared to 2006 primarily due to a reduction in total debt outstanding; and

•	a decrease in our effective income tax rate due to changes in our current estimate of taxable income by state and currently enacted laws,

partially offset by:

•	an increase in product development, market development and start-up costs in our Drivetrain segment associated with NuVinci™ CVP products; and

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals.

Net Sales

Net sales increased $8.8 million, or 7.2%, to $130.8 million for the three months ended June 30, 2007 from $122.0 million for the three months ended June 30, 2006.  This increase was primarily due to:

•	increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years;

•	growth in our Logistics segment, primarily related to increases in our programs with General Motors, TomTom, SonyEricsson, Nokia, Magellan, LG, T-Mobile and TiVo; and

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory reductions in Ford’s distribution channel during the second quarter of 2006,

partially offset by a reduction in sales to AT&T resulting from a reduced mix of component repair parts passed through by our test and repair services.

We expect volumes related to the extension of the Honda warranty period to taper off in the second half of 2007, with full year 2007 volume expected to be slightly higher than full year 2006.  Additionally, we expect near-term Nokia revenue to decline due to the termination of a test and repair program in June 2007, partially offset by revenue from additional new programs with Nokia.

Of our net sales for the three months ended June 30, 2007 and 2006, AT&T accounted for 37.2% and 45.7%, Honda accounted for 18.1% and 14.5% and Ford accounted for 15.3% and 16.2%, respectively.

Gross Profit

Gross profit increased $6.4 million, or 24.2%, to $32.8 million for the three months ended June 30, 2007 from $26.4 million for the three months ended June 30, 2006.  The increase was primarily the result of the factors described above under “Net Sales,” combined with benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by start-up costs associated with NuVinci products and scheduled price concessions granted to certain customers in connection with previous contract renewals.

Gross profit as a percentage of net sales increased to 25.1% for the three months ended June 30, 2007 from 21.7% for the three months ended June 30, 2006.  This increase was primarily due to operating leverage from increased volume in our Drivetrain segment, a favorable mix of services in our Logistics segment, benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, and a favorable resolution to all receivable and inventory issues associated with the termination of a test and repair program.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased $2.9 million, or 21.2%, to $16.6 million for the three months ended June 30, 2007 from $13.7 million for the three months ended June 30, 2006.  The net increase was primarily the result of an increase in (i) costs for incentive compensation programs, (ii) costs associated with revenue growth in our Logistics segment, and (iii) costs for hiring new senior management personnel in both our Drivetrain and Logistics segments, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

As a percentage of net sales, SG&A expense increased to 12.7% for the three months ended June 30, 2007 from 11.2% for the three months ended June 30, 2006.

Exit, Disposal, Certain Severance and Other Charges

During the three months ended June 30, 2007, we recorded $1.2 million ($0.8 million net of tax) of exit, disposal, certain severance and other charges which included (i) $0.5 million of severance and related costs primarily related to certain management upgrades, (ii) $0.4 million for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers (classified as cost of sales), and (iii) $0.3 million primarily related to a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers (classified as cost of sales).

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

Operating Income

Operating income increased $3.4 million, or 27.9%, to $15.6 million for the three months ended June 30, 2007 from $12.2 million for the three months ended June 30, 2006.  This increase was primarily the result of the factors described above under “Net Sales” and “Gross Profit.”

As a percentage of net sales, operating income increased to 11.9% for the three months ended June 30, 2007 from 10.0% for the three months ended June 30, 2006.  This increase was primarily due to operating leverage from increased volumes in our Drivetrain segment, a favorable mix of services in our Logistics segment, and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Interest Expense

Interest expense decreased $0.6 million, or 66.7%, to $0.3 million for the three months ended June 30, 2007 from $0.9 million for the three months ended June 30, 2006.  This decrease was primarily due to a reduction in total debt outstanding in 2007 as compared to 2006.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations decreased to 34.5% for the three months ended June 30, 2007, from 39.2% for the three months ended June 30, 2006.  During the three months ended June 30, 2006, we recorded an after-tax charge of $0.2 million related to the valuation of our deferred income taxes attributes due to a change in a state tax law.  Excluding this item, our effective tax rate decreased for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily due to our current estimate of taxable income by state.  Based on this estimate and currently enacted laws, we expect an effective income tax rate of approximately 37.3% for the balance of 2007 and 36.6% for the full year.

Discontinued Operations

For the three months ended June 30, 2007, we recognized a loss of $0.1 million related to our discontinued Independent Aftermarket businesses, which we had decided to discontinue during the three months ended March 31, 2006.  These businesses remanufactured and distributed domestic and foreign engines and distributed domestic transmissions to independent aftermarket customers and were reported as “Other” in segment information previously disclosed.  During the three months ended June 30, 2006, we reported a loss of $48 thousand (net of tax) from the reclassified results of our Independent Aftermarket businesses.

See Note 12. “Discontinued Operations”

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2007		2006
Net sales	$69.2	100.0%	$66.2	100.0%
Segment profit	$10.4	15.0%	$7.6	11.5%

Net Sales.  Net sales increased $3.0 million, or 4.5%, to $69.2 million for the three months ended June 30, 2007 from $66.2 million for the three months ended June 30, 2006.  This increase was primarily related to increases in our programs with General Motors, TomTom, SonyEricsson, Nokia, Magellan, LG, T-Mobile and TiVo, partially offset by a reduction of sales to AT&T resulting from a reduced mix of component repair parts passed through our test and repair services.  We expect near-term Nokia revenue to decline due to the termination of a test and repair program in June 2007, partially offset by revenue from additional new programs with Nokia.  AT&T accounted for 70.3% and 84.3% of segment net sales for the three months ended June 30, 2007 and 2006, respectively.

Segment Profit.  Segment profit increased $2.8 million, or 36.8%, to $10.4 million (15.0% of segment net sales) for the three months ended June 30, 2007 from $7.6 million (11.5% of segment net sales) for the three months ended June 30, 2006.  The increase was primarily the result of the factors described above under “Net Sales,” a favorable mix of services, a favorable resolution to all receivable and inventory issues associated with the termination of a test and repair program, and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with previous contract renewals.

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2007		2006
Net sales	$61.6	100.0%	$55.9	100.0%
Segment profit	$5.3	8.6%	$4.6	8.2%

Net Sales.  Net sales increased $5.7 million, or 10.2%, to $61.6 million for the three months ended June 30, 2007 from $55.9 million for the three months ended June 30, 2006.  The increase was primarily due to:

•
increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years; we expect volumes related to these extensions to taper off in the second half of 2007, with full year 2007 volume expected to be slightly higher than full year 2006, and

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory reductions in Ford’s distribution channel during the second quarter of 2006,

partially offset by:

•
lower volumes of DaimlerChrysler remanufactured transmissions due to DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year; and

•	price concessions granted to certain customers in connection with previous contract renewals.

Of our segment net sales for the three months ended June 30, 2007 and 2006, Honda accounted for 38.4% and 31.6% and Ford accounted for 32.6% and 35.3%, respectively.

Segment Profit.  Segment profit increased $0.7 million, or 15.2%, to $5.3 million (8.6% of segment net sales) for the three months ended June 30, 2007 from $4.6 million (8.2% of segment net sales) for the three months ended June 30, 2006.  This resulted primarily from the factors described above under “Net Sales,” operating leverage from increased volumes, and benefits resulting from our lean and continuous improvement program and other cost reductions, partially offset by an increase in product development, market development and start-up costs associated with NuVinci products.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended June 30, 2007, we recorded charges of $1.2 million consisting of (i) $0.5 million of severance and related costs primarily related to certain management upgrades, (ii) $0.4 for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers, and (iii) $0.3 million related to a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers.  During the three months ended June 30, 2006, we recorded a charge of $0.6 million related to certain severance costs incurred in our U.S. manufacturing operations.

Results of Operations for the Six Month Period Ended June 30, 2007 Compared to the Six Month Period Ended June 30, 2006

Income from continuing operations increased $7.3 million, or 58.4%, to $19.8 million for the six months ended June 30, 2007 from $12.5 million for the six months ended June 30, 2006.  Income from continuing operations per diluted share was $0.90 for the six months ended June 30, 2007 as compared to $0.57 for the six months ended June 30, 2006.  Our results for 2007 included exit, disposal, certain severance and other charges of $0.8 million (net of tax).  Our results for 2006 included a charge of $1.1 million (net of tax) related to the write-off of deferred debt issuance costs associated with the early termination of our old credit facility and exit, disposal, certain severance and other charges of $0.4 million (net of tax).  Excluding these items, income from continuing operations increased primarily as a result of:

•
growth in our Logistics segment, primarily related to increases in our programs with General Motors, TomTom, Nokia, SonyEricsson, Magellan, LG, T-Mobile, TiVo and a favorable mix of services in our base business with AT&T;

•
increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years; we expect volumes related to these extensions to taper off in the second half of 2007, with full year 2007 volume expected to be slightly higher than full year 2006;

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory reductions in Ford’s distribution channel during the first half of 2006;

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives; and

•	a reduction in interest expense in 2007 as compared to 2006 primarily due to a reduction in total debt outstanding,

partially offset by:

•	an increase in product development, market development and start-up costs in our Drivetrain segment associated with NuVinci™ CVP products; and

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals.

Net Sales

Net sales increased $21.2 million, or 8.8%, to $262.6 million for the six months ended June 30, 2007 from $241.4 million for the six months ended June 30, 2006.  This increase was primarily due to:

•	growth in our Logistics segment, primarily related to increases in our programs with General Motors, TomTom, Nokia, SonyEricsson, Magellan, LG, T-Mobile and TiVo;

•	increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years; and

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory reductions in Ford’s distribution channel during the first half of 2006,

partially offset by a reduction in sales to AT&T resulting from a reduced mix of component repair parts passed through our test and repair services.

We expect volumes related to the extension of the Honda warranty period to taper off in the second half of 2007, with full year 2007 volume expected to be slightly higher than full year 2006. Additionally, we expect near-term Nokia revenue to decline due to the termination of a test and repair program in June 2007, partially offset by revenue from additional new programs with Nokia.

Of our net sales for the six months ended June 30, 2007 and 2006, AT&T accounted for 37.2% and 43.5%, Honda accounted for 17.9% and 15.6% and Ford accounted for 15.2% and 15.1%, respectively.

Gross Profit

Gross profit increased $12.4 million, or 24.5%, to $63.1 million for the six months ended June 30, 2007 from $50.7 million for the six months ended June 30, 2006.  The increase was primarily the result of the factors described above under “Net Sales,” combined with benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by start-up costs associated with NuVinci products and scheduled price concessions granted to certain customers in connection with previous contract renewals.

Gross profit as a percentage of net sales increased to 24.0% for the six months ended June 30, 2007 from 21.0% for the six months ended June 30, 2006.  This increase was primarily due to operating leverage from increased volume in our Drivetrain segment, a favorable mix of services in our Logistics segment, benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, and a favorable resolution to all receivable and inventory issues associated with the termination of a test and repair program.

SG&A Expense

SG&A expense increased $4.7 million, or 17.9%, to $30.9 million for the six months ended June 30, 2007 from $26.2 million for the six months ended June 30, 2006.  The net increase was primarily the result of an increase in (i) costs for incentive compensation programs, (ii) costs associated with revenue growth in our Logistics segment, and (iii) costs for hiring new senior management in both our Drivetrain and Logistics segments, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

As a percentage of net sales, SG&A expense increased to 11.8% for the six months ended June 30, 2007 from 10.9% for the six months ended June 30, 2006.

Exit, Disposal, Certain Severance and Other Charges

During the six months ended June 30, 2007, we recorded $1.2 million ($0.8 million net of tax) of exit, disposal, certain severance and other charges which included (i) $0.5 million of severance and related costs primarily related to certain management upgrades, (ii) $0.4 million for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers (classified as cost of sales), and (iii) $0.3 million primarily related to a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers (classified as cost of sales).

During the six months ended June 30, 2006, we recorded $0.7 million ($0.4 million net of tax) of certain severance costs recorded in our Drivetrain segment.

Operating Income

Operating income increased $7.7 million, or 32.5%, to $31.4 million for the six months ended June 30, 2007 from $23.7 million for the six months ended June 30, 2006.  This increase was primarily the result of the factors described above under “Net Sales” and “Gross Profit.”

As a percentage of net sales, operating income increased to 12.0% from 9.8%.   This increase was primarily due to operating leverage from increased volumes in our Drivetrain segment, a favorable mix of services in our Logistics segment, and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Interest Income

Interest income decreased $0.3 million, or 60.0%, to $0.2 million for the six months ended June 30, 2007 from $0.5 million for the six months ended June 30, 2006.  This decrease was primarily due to lower cash balances invested in cash and equivalents during the first six months of 2007 as compared to 2006 resulting from the structure of our new credit facility, which allows us to use cash to repay outstanding debt without a corresponding reduction in borrowing capacity.

Write-Off of Debt Issuance Costs

On March 21, 2006, we paid the balance outstanding under our old credit facility and terminated the related credit and security agreements.  As a result, we recorded a non-cash charge of $1.7 million during the six months ended June 30, 2006 to write off deferred debt issuance costs associated with the early termination of the facility.

Interest Expense

Interest expense decreased $2.1 million, or 75.0%, to $0.7 million for the six months ended June 30, 2007 from $2.8 million for the six months ended June 30, 2006.  This decrease was primarily due to a reduction in total debt outstanding in 2007 as compared to 2006.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations decreased slightly to 36.1% for the six months ended June 30, 2007, from 36.2% for the six months ended June 30, 2006.  During the six months ended June 30, 2007 we recorded income tax benefits of $0.2 million related to research and development tax credits.  During the six months ended June 30, 2006, we recorded income tax benefits of $0.1 million related to the revaluation of our deferred income taxes attributes due to a change in a state tax law.  Excluding these tax benefits, our effective tax rate increased for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, primarily due to our current estimate of taxable income by state and currently enacted laws.  Based on this estimate and currently enacted laws, we expect an effective income tax rate of approximately 37.3% for the balance of 2007 and 36.6% for the full year.

Discontinued Operations

For the six months ended June 30, 2007 and 2006, we recognized after-tax losses of $0.1 million and $9.0 million, respectively, related to our discontinued Independent Aftermarket businesses.

On a pre-tax basis, the loss from 2006 included $1.2 million of losses from the operations of these businesses during the six months ended June 30, 2006 along with charges related to the closure and sale of these businesses of (i) $9.9 million of inventory write-downs, (ii) $1.4 million for the impairment of goodwill, (iii) $0.8 million of fixed asset impairment charges, and (iv) $0.4 million for the write-down of accounts receivable balances.

See Note 12. “Discontinued Operations”

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2007		2006
Net sales	$137.6	100.0%	$127.9	100.0%
Segment profit	$19.7	14.3%	$13.6	10.6%

Net Sales.  Net sales increased $9.7 million, or 7.6%, to $137.6 million for the six months ended June 30, 2007 from $127.9 million for the six months ended June 30, 2006.  This increase was primarily related to increases in our programs with General Motors, TomTom, Nokia, SonyEricsson, Magellan, LG, T-Mobile and TiVo, partially offset by a reduction of sales to AT&T resulting from a reduced mix of component repair parts passed through our test and repair services.  We expect near-term Nokia revenue to decline due to the termination of a test and repair program in June 2007, partially offset by revenue from additional new programs with Nokia.  AT&T accounted for 71.0% and 82.1% of segment net sales for the six months ended June 30, 2007 and 2006, respectively.

Segment Profit.  Segment profit increased $6.1 million, or 44.9%, to $19.7 million (14.3% of segment net sales) for the six months ended June 30, 2007 from $13.6 million (10.6% of segment net sales) for the six months ended June 30, 2006.  The increase was primarily the result of the factors described above under “Net Sales,” a favorable mix of services, a favorable resolution to all receivable and inventory issues associated with the termination of a test and repair program, and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with previous contract renewals.

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2007		2006
Net sales	$125.0	100.0%	$113.6	100.0%
Segment profit	$11.7	9.4%	$10.1	8.9%

Net Sales.  Net sales increased $11.4 million, or 10.0%, to $125.0 million for the six months ended June 30, 2007 from $113.6 million for the six months ended June 30, 2006.  The increase was primarily due to:

•
increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years; we expect volumes related to these extensions to taper off in the second half of 2007, with full year 2007 volume expected to be slightly higher than full year 2006; and

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory reductions in Ford’s distribution channel during the first half of 2006,

partially offset by:

•
lower volumes of DaimlerChrysler remanufactured transmissions due to DaimlerChrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year; and

•	price concessions granted to certain customers in connection with previous contract renewals.

Of our segment net sales for the six months ended June 30, 2007 and 2006, Honda accounted for 37.5% and 33.1% and Ford accounted for 32.0% and 32.0%.

Segment Profit.  Segment profit increased $1.6 million, or 15.8%, to $11.7 million (9.4% of segment net sales) for the six months ended June 30, 2007 from $10.1 million (8.9% of segment net sales) for the six months ended June 30, 2006.  This resulted primarily from the factors described above under “Net Sales,” operating leverage from increased volumes, and benefits resulting from our lean and continuous improvement program and other cost reductions, partially offset by an increase in product development, market development and start-up costs associated with NuVinci products.

Exit, Disposal, Certain Severance and Other Charges.  During the six months ended June 30, 2007, we recorded charges of $1.2 million consisting of (i) $0.5 million of severance and related costs primarily related to certain management upgrades, (ii) $0.4 for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers, and (iii) $0.3 million related to a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers.  During the six months ended June 30, 2006, we recorded $0.7 million of certain severance costs including $0.6 million incurred in our U.S. manufacturing operations and $0.1 million incurred in our European operations.

Liquidity and Capital Resources

We had cash and cash equivalents of $22.5 million at June 30, 2007.    Net cash provided by operating activities from continuing operations was $45.1 million for the six-month period then ended.  During the period, we generated $10.5 million of cash from our working capital accounts, which included (i) $8.6 million from accounts receivable primarily as the result of the timing of cash collections in our Logistics segment, and (ii) $5.3 million from accounts payable and accrued expenses primarily due to accrued income taxes and increased compensation accruals, partially offset by (x) $3.0 million of cash used for inventories primarily related to increased remanufactured transmission volumes in our Drivetrain segment, and (y) $0.5 million for prepaid and other assets.

Net cash used in investing activities from continuing operations was $15.6 million for the period, which included (i) $15.1 million of capital spending primarily related to machinery and equipment for new business initiatives, hardware and software technology enhancements, and capacity maintenance efforts, and (ii) $0.5 million of net purchases of available-for-sale securities for our nonqualified deferred compensation plan.  Net cash used in financing activities of $14.7 million included net payments of $17.8 million made on our credit facility and $0.5 million for treasury stock repurchases of our common stock, partially offset by $3.6 million of cash proceeds and related tax benefits from the exercise or vesting of stock-based awards by our employees and non-employee directors.

For full year 2007, we estimate $23-$25 million for capital expenditures, consisting of approximately $17-$18 million in support of new business and capacity expansion initiatives in our Logistics and Drivetrain segments and $6-$7 million in support of maintenance and cost reduction initiatives.  During the first six months of the year we made $15.1 million of these expenditures.

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

As of June 30, 2007, our liquidity includes (i) borrowing capacity under the credit facility of $148.7 million, net of $1.3 million for outstanding letters of credit and (ii) $22.5 million of cash on hand.

We were in compliance with all the credit facility’s debt covenants as of June 30, 2007.

In December 2006, our Board of Directors authorized the repurchase of up to approximately 2% of our outstanding common stock during 2007 to offset the dilutive impact of new shares issued for stock option exercises and restricted stock grants under our stock incentive plans.  As of June 30, 2007 no purchases had been made under this authorization.

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

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of June 30, 2007, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the six months ended June 30, 2007 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of June 30, 2007, we had no amounts outstanding under our credit facility and therefore no interest rate exposure.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the six months ended June 30, 2007, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $19 thousand.

Item 4.	Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Todd R. Peters, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms."  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of June 30, 2007, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after June 30, 2007, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no other changes in our internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During May and June 2007, certain employees of the Company delivered to us 13,939 shares of our outstanding common stock in payment of $413,505 of withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans.  Per the stock incentive plan under which the stock awards were granted, the shares delivered to us were valued at an average price of $29.67 per share, the average of the closing prices of our common stock on the vesting dates of the restricted stock.  In addition, during June 2007, 336 shares were returned as payment of $10,124 towards an outstanding employee advance.

Following is a summary of treasury stock acquisitions made during the three month period ended June 30, 2007:

Period	Total number of Shares Purchased	Weighted-Average Price Paid per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
April 1-30, 2007	–	$	−	–	–
May 1-31, 2007	3,427		$27.76	3,427	436,133
June 1-30, 2007	10,848		$30.28	10,512	436,133

(1)	Excludes shares acquired as payment towards an outstanding employee advance.

(2)
Pertains to our authorization to repurchase up to approximately 2% of our outstanding common stock and excludes (i) shares acquired under our stock incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock an (ii) shares acquired as payment towards an outstanding employee advance.

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

The 2007 annual meeting of stockholders of the Company was held on June 6, 2007 for the purpose of electing seven directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified.

The following directors were elected by the following vote:

	Votes
	For	Against
Robert L. Evans	19,015,497	1,136,230
Curtland E. Fields	19,023,397	1,128,330
Dr. Michael J. Hartnett	18,720,634	1,431,093
Donald T. Johnson, Jr.	18,707,047	1,444,680
Michael D. Jordan	19,023,397	1,128,330
S. Lawrence Prendergast	18,027,279	2,124,448
Edward Stewart	18,728,460	1,423,267

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

AFTERMARKET TECHNOLOGY CORP.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFTERMARKET TECHNOLOGY CORP.

Date: July 30, 2007	/s/ Todd R. Peters
Todd R. Peters, Vice President and Chief Financial Officer

•	Todd R. Peters is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.