Form 10-Q
period 2007-09-30
AFTERMARKET TECHNOLOGY CORP
filed 2007-10-23
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

As of October 19, 2007, there were 22,119,440 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

i

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$20,721	$7,835
Accounts receivable, net	84,508	77,720
Inventories	62,781	56,904
Prepaid and other assets	3,470	3,788
Refundable income taxes	3,039	1,382
Deferred income taxes	7,164	7,771
Assets of discontinued operations	82	766
Total current assets	181,765	156,166

Property, plant and equipment, net	61,383	53,008
Debt issuance costs, net	546	664
Goodwill	132,375	132,375
Intangible assets, net	1,000	1,327
Long-term investments	2,871	1,966
Other assets	214	171
Total assets	$380,154	$345,677

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$42,704	$46,906
Accrued expenses	27,302	19,102
Income taxes payable	4,624	-
Deferred compensation	124	130
Liabilities of discontinued operations	392	1,015
Total current liabilities	75,146	67,153

Amount drawn on credit facility	-	17,800
Deferred compensation, less current portion	3,154	2,352
Other long-term liabilities	2,671	2,335
Liabilities related to uncertain tax positions	1,774	-
Deferred income taxes	27,730	23,707

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,440,090 and 27,109,709
as of September 30, 2007 and December 31, 2006, respectively	274	271
Additional paid-in capital	230,218	223,288
Retained earnings	116,216	85,913
Accumulated other comprehensive income	4,145	3,537
Common stock held in treasury, at cost - 5,326,900 and 5,303,083 shares
as of September 30, 2007 and December 31, 2006, respectively	(81,174)	(80,679)
Total stockholders' equity	269,679	232,330

Total liabilities and stockholders' equity	$380,154	$345,677

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net sales:
Products	$58,082	$61,699	$183,059	$175,270
Services	75,390	67,253	213,017	195,109
Total net sales	133,472	128,952	396,076	370,379

Cost of sales:
Products	47,237	46,907	144,274	136,204
Products - exit, disposal, certain severance and other charges	-	-	713	-
Services	52,841	57,158	154,629	158,603
Total cost of sales	100,078	104,065	299,616	294,807

Gross profit	33,394	24,887	96,460	75,572

Selling, general and administrative expense	16,230	13,745	47,142	39,979
Amortization of intangible assets	110	98	325	159
Impairment of goodwill	-	14,592	-	14,592
Exit, disposal, certain severance and other charges	62	918	575	1,605

Operating income (loss)	16,992	(4,466)	48,418	19,237

Interest income	254	42	439	510
Other income, net	21	111	85	40
Write-off of debt issuance costs	-	-	-	(1,691)
Interest expense	(125)	(903)	(819)	(3,660)

Income (loss) from continuing operations before income taxes	17,142	(5,216)	48,123	14,436

Income tax expense (benefit)	6,127	(1,275)	17,305	5,836

Income (loss) from continuing operations	11,015	(3,941)	30,818	8,600

Loss from discontinued operations, net of income taxes	(274)	(684)	(331)	(9,661)

Net income (loss)	$10,741	$(4,625)	$30,487	$(1,061)

Per common share - basic:
Income (loss) from continuing operations	$0.50	$(0.18)	$1.42	$0.40
Loss from discontinued operations	$(0.01)	$(0.03)	$(0.02)	$(0.44)
Net income (loss)	$0.49	$(0.21)	$1.40	$(0.05)

Weighted average number of common shares
outstanding	21,879	21,779	21,769	21,741

Per common share - diluted:
Income (loss) from continuing operations	$0.50	$(0.18)	$1.39	$0.39
Loss from discontinued operations	$(0.01)	$(0.03)	$(0.01)	$(0.44)
Net income (loss)	$0.48	$(0.21)	$1.38	$(0.05)

Weighted average number of common and
common equivalent shares outstanding	22,237	21,779	22,094	21,973

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months ended September 30,
	2007	2006
	(Unaudited)
Operating Activities:
Net income (loss)	$30,487	$(1,061)

Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations:
Net loss from discontinued operations	331	9,661
Impairment of goodwill		14,592
Write-off of debt issuance costs	-	1,691
Depreciation and amortization	11,194	10,153
Noncash stock-based compensation	2,877	1,932
Amortization of debt issuance costs	118	373
Adjustments to provision for losses on accounts receivable	(111)	133
Loss on sale of equipment	103	153
Deferred income taxes	5,096	(1,215)
Changes in operating assets and liabilities,
net of businesses acquired or discontinued/sold:
Accounts receivable	(6,477)	(11,145)
Inventories	(5,609)	(3,401)
Prepaid and other assets	(301)	410
Accounts payable and accrued expenses	9,814	366
Net cash provided by operating activities - continuing operations	47,522	22,642

Net cash provided by (used in) operating activities - discontinued operations	(272)	4,438

Investing Activities:
Purchases of property, plant and equipment	(19,248)	(8,879)
Purchases of available-for-sale securities	(4,141)	(3,137)
Purchase of assets of a business	-	(1,746)
Purchase of intangible assets	-	(950)
Proceeds from sales of available-for-sale securities	3,348	1,796
Proceeds from sale of property, plant and equipment	42	57
Net cash used in investing activities - continuing operations	(19,999)	(12,859)

Net cash provided by investing activities - discontinued operations	-	2,161

Financing Activities:
Payments of term debt	-	(90,685)
Borrowings (payments) on revolving credit facility, net	(17,800)	38,500
Debt issuance costs	-	(786)
Proceeds from exercise of stock options	3,197	7,425
Tax benefit from stock-based award transactions	731	1,505
Repurchases of common stock for treasury	(495)	(11,024)
Payments on amounts due to seller of acquired company	-	(29)
Payments of deferred compensation related to acquired company	(130)	(136)
Net cash used in financing activities	(14,497)	(55,230)

Effect of exchange rate changes on cash and cash equivalents	132	154

Increase (decrease) in cash and cash equivalents	12,886	(38,694)

Cash and cash equivalents at beginning of period	7,835	45,472
Cash and cash equivalents at end of period	$20,721	$6,778

Cash paid during the period for:
Interest	$710	$3,462
Income taxes, net	7,093	1,456

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

Note 2.	Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006

Raw materials, including core inventories	$56,659	$49,984
Work-in-process	1,156	1,717
Finished goods	4,966	5,203
	$62,781	$56,904

Note 3.	Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, is summarized as follows:

	September 30, 2007	December 31, 2006

Property, plant and equipment	$147,431	$136,493
Accumulated depreciation	(86,048)	(83,485)
	$61,383	$53,008

During 2007, the Company disposed of obsolete property, plant and equipment with a gross value totaling $9,201 and accumulated depreciation of $8,726.

Note 4.	Goodwill

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill and indefinite lived intangible assets for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  In estimating the fair value of its reporting units, the Company utilizes a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  The annual impairment tests made by the Company as of September 30, 2007 resulted in no adjustment to the carrying value of its goodwill.

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

Changes to the Company’s warranty liability are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$2,195	$2,383	$1,985	$2,499
Warranties issued	360	302	1,148	927
Claims paid / settlements	(170)	(340)	(741)	(789)
Changes in liability for pre-existing warranties	(41)	(79)	(48)	(371)
Balance at end of period	$2,344	$2,266	$2,344	$2,266

Note 6.	Credit Facility

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets.  The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all debt covenants at September 30, 2007.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty.

At September 30, 2007, the Company had no amounts outstanding under the Credit Facility and had $1,490 of letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $148,510.

Note 7.	Accounting and Reporting of Uncertain Income Tax Positions

In June 2006, the Financial Accounting Standards Board “FASB” issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.   FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net decrease to retained earnings of $184 related to the measurement of a position the Company had taken with respect to certain tax credits allowed in its state income tax filings with the State of Oklahoma and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities.  As of September 30, 2007 and January 1, 2007 (date of adoption), the Company had total unrecognized tax benefits of $1,774 and $1,719 comprised of (i) $489 and $434 for federal research and experimentation tax credits, respectively, (ii) $1,101 related to state income tax credits as of both periods, and (iii) $184 related to state income tax credits as of both periods.  All of these tax credits could impact the Company’s effective tax rate.

Final briefs were filed on September 28, 2007, regarding the Oklahoma Tax Commission matter related to unrecognized state income tax benefits.  It is reasonably possible that the uncertain tax position relative to these benefits could be decided in the Company’s favor, either wholly or in part, resulting in the recognition of up to $1,101 of additional income tax benefit.  It is also reasonably possible that the Company will be contacted for examination regarding the $489 of unrecognized federal tax benefits and that the examination will be resolved in the Company’s favor.

The last year examined by the IRS was 2004, and all years up through and including that year are closed by examination.   The Company’s primary state tax jurisdictions are Illinois, Missouri, Oklahoma, and Texas and its only international jurisdiction is the United Kingdom.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2005-2006
Illinois	2004-2006
Missouri	2004-2006
Oklahoma	1999-2006
Texas	2003-2006
United Kingdom	2005-2006

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

Note 8.	Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$10,741	$(4,625)	$30,487	$(1,061)
Other comprehensive income (loss):
Currency translation adjustments	276	707	557	1,782
Unrealized gain (loss) on available-for-sale securities, net of income taxes	(47)	9	51	19
	$10,970	$(3,909)	$31,095	$740

Note 9.	Stock-Based Compensation

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

During the three months ended March 31, 2007 and in connection with the establishment of a new employment agreement, the Company granted to its Chief Executive Officer 87,700 stock options with an exercise price equal to the market price of the Company’s common stock on the date of grant and 29,400 shares of Restricted Stock.  On January 19, 2007, the date of grant, the fair value of the stock options and Restricted Stock was $6.06 and $20.80 per share, respectively.

During the three months ended June 30, 2007, the Company granted to non-employee directors, executive officers and certain employees of the Company an aggregate of (i) 119,604 stock options with an exercise price equal to the market price of the Company’s common stock on the dates of grant at a weighted average fair value of $10.58 per share and (ii) 75,600 shares of Restricted Stock at a weighted average fair value of $30.45 per share.

During the three months ended September 30, 2007, the Company granted to newly hired executive officers and certain employees of the Company an aggregate of (i) 46,500 stock options with an exercise price equal to the market price of the Company’s common stock on the dates of grant at a weighted average fair value of $9.37 per share and (ii) 35,075 shares of Restricted Stock at a weighted average fair value of $30.47 per share.

The Company recognized compensation expense related to stock-based awards of $1,073 and $814 for the three months ended September 30, 2007 and 2006 and $2,877 and $1,932 for the nine months ended September 30, 2007 and 2006, respectively.

A summary of stock-based award activities during the nine months ended September 30, 2007 is presented below:

	Stock Options	Restricted Stock (1)
Outstanding at January 1, 2007	1,506,448	171,999
Granted at market price	253,804	140,075
Exercised	(190,306)	(79,271)
Forfeited/expired	(15,365)	(6,508)
Outstanding at September 30, 2007	1,554,581	226,295

(1)  Restricted stock is exercised at the time the awards vest.

Note 10.	Repurchases of Common Stock

During 2007, the Company has authorization to repurchase shares of its outstanding common stock to offset the dilutive impact of stock option exercises and Restricted Stock grants made during the year under the Company’s stock incentive plans.  The Company estimates the number of shares that could be repurchased under this authorization to be up to approximately 2% of the total shares outstanding.  As of September 30, 2007, no shares had been repurchased by the Company under this authorization.

During the nine months ended September 30, 2007, certain officers and employees of the Company delivered to the Company 16,973 shares of the Company’s common stock in payment of $485 of withholding tax obligations arising from the vesting of Restricted Stock awards.  Per the stock incentive plans under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plans and are available for future grant.

Also during the nine months ended September 30, 2007, (i) 6,508 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards and (ii) 336 shares were returned as payment of $10 towards an outstanding employee advance.

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

During the three months ended September 30, 2007, the Company recorded charges of $62 of severance and related costs primarily related to certain cost reduction activities in its Drivetrain segment.

Note 12.	Segment Information

Within the Company, financial performance is measured by lines of business.  The Company aggregates certain of its operating units to form two reportable segments: the Logistics segment and the Drivetrain segment.  The Logistics segment provides value-added warehousing and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. The principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T, Nokia, General Motors, LG, Magellan, T-Mobile, Sony Ericsson, Delphi, Visteon, TomTom and TiVo. The Drivetrain segment primarily sells remanufactured transmissions to Honda, Ford, Chrysler, Allison and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines primarily to certain European OEMs.    The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

The Company evaluates performance based upon operating income.  The reportable segments’ accounting policies are the same as those of the Company.  Prior to 2007, the Company allocated corporate overhead based upon budgeted full year profit before tax.  As the result of (i) significant growth in the Logistics segment and (ii) significant investment in new product and market development in the Drivetrain segment, the Company revised its estimate of the usage of corporate resources.  Accordingly and beginning in 2007, fixed corporate overhead is allocated equally to each of the Company’s reportable segments while certain costs that are variable in nature are allocated based on the cost driver.  Internal information systems costs are allocated based upon usage estimates.

The following table summarizes financial information relating to the Company’s reportable segments’:

	Logistics	Drivetrain	Consolidated
For the three months ended September 30, 2007:
Net sales from external customers	$75,390	$58,082	$133,472
Operating income	12,309	4,683	16,992

For the three months ended September 30, 2006:
Net sales from external customers	$67,253	$61,699	$128,952
Operating income (loss)	515	(4,981)	(4,466)

For the nine months ended September 30, 2007:
Net sales from external customers	$213,017	$183,059	$396,076
Operating income	32,034	16,384	48,418

For the nine months ended September 30, 2006:
Net sales from external customers	$195,109	$175,270	$370,379
Operating income	14,101	5,136	19,237

Note 13.	Discontinued Operations

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

During the three months ended September 30, 2006, the Company recorded a pretax charge of $147 for insurance costs related to certain workers compensation claims incurred for employees terminated from the discontinued Drivetrain operation located in Gastonia, North Carolina, which was closed during 2004.

Also during the three months ended September 30, 2006, the Company recorded a pretax gain of $90 based upon updated information regarding obligations for certain costs related to the sale of its Distribution Group business, which was sold in October 2000.

Details of the losses from discontinued operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Exit from Independent Aftermarket:
Loss from closure and sale of businesses	$(232)	$(854)	$(266)	$(13,313)
Operating loss	(221)	(90)	(284)	(1,294)
Non-operating income (loss)	(3)	(29)	8	135
Loss before income taxes	(456)	(973)	(542)	(14,472)
Income tax benefit	182	327	211	4,849
Loss from Independent Aftermarket, net of income taxes	(274)	(646)	(331)	(9,623)

Disposal of Gastonia Operations:
Loss before income taxes	–	(147)	–	(147)
Income tax benefit	–	49	–	49
Loss from Gastonia operation, net of income taxes	–	(98)	–	(98)

Sale of Distribution Group:
Income before income taxes	–	90	–	90
Income tax expense	–	(30)	–	(30)
Gain from Distribution Group, net of income taxes	–	60	–	60

Loss from discontinued operations, net of income taxes	$(274)	$(684)	$(331)	$(9,661)

During the three and nine months ended September 30, 2006, net sales for the Independent Aftermarket businesses were $368 and $8,082.  Operating losses incurred during the three and nine months ended September 30, 2007 and current assets of discontinued operations as of September 30, 2007, primarily relate to costs and inventory to service the run-out of warranty claims on sales made prior to the closure of the transmission business.

Note 14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006 (1)	2007	2006
Numerator:
Income (loss) from continuing operations	$11,015	$(3,941)	$30,818	$8,600

Denominator:
Weighted-average common shares outstanding	21,878,789	21,779,378	21,768,967	21,741,152
Common stock equivalents	358,028	–	324,608	231,648
Denominator for diluted earnings per common share	22,236,817	21,779,378	22,093,575	21,972,800

Per common share - basic	$0.50	$(0.18)	$1.42	$0.40
Per common share - diluted	$0.50	$(0.18)	$1.39	$0.39

(1)
The dilutive effect of common stock equivalents were excluded from the computation of diluted earnings per common share due to the loss from continuing operations for the three months ended September 30, 2006.

Note 15.	Contingencies

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due.  Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements.  For each of the years ended December 31, 2006, 2005 and 2004, our accounts receivable write-offs were less than $0.1 million.  For each of the nine months ended September 30, 2007 and 2006, our accounts receivable write-offs were less than $0.1 million.  As of September 30, 2007, we had $84.5 million of accounts receivable, net of allowance for doubtful accounts of $0.7 million.

Inventory Valuation.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2006, 2005 and 2004, we recorded charges for excess and obsolete inventory of approximately $1.8 million, $0.8 million and $1.9 million, respectively.  For the nine months ended September 30, 2007 and 2006, we recorded charges for excess and obsolete inventory of approximately $3.3 million and $1.2 million, respectively.  As of September 30, 2007 we had inventory of $62.8 million, net of a reserve for excess and obsolete inventory of $6.6 million.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures.  For the years ended December 31, 2006, 2005 and 2004 we (i) recorded charges for estimated warranty costs of approximately $1.3 million, $1.3 million and $3.4 million, respectively and (ii) paid and/or settled warranty claims of approximately $1.3 million, $1.5 million and $3.7 million, respectively.  For the nine months ended September 30, 2007 and 2006, we (i) recorded charges for estimated warranty costs of approximately $1.1 million and $0.9 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.7 million and $0.8 million, respectively.  Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Our goodwill and indefinite lived intangible assets are tested for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. The annual impairment tests made by the Company as of September 30, 2007 resulted in no adjustment to the carrying value of its goodwill.  As of September 30, 2007, goodwill was recorded at a carrying value of approximately $132.4 million.

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

During the three months ended March 31, 2007 and in connection with the establishment of a new employment agreement, we awarded our Chief Executive Officer 87,700 stock options and 29,400 shares of restricted stock.  During the three months ended June 30, 2007, we awarded non-employee directors, executive officers and certain employees an aggregate of 119,604 stock options and 75,600 shares of restricted stock.  During the three months ended September 30, 2007, we awarded newly hired executive officers and certain employees an aggregate of 46,500 stock options and 35,075 shares of restricted stock.  Total estimated compensation of $6.0 million related to stock-based awards granted during 2007 is being amortized over the requisite service periods.  For all stock-based awards outstanding as of September 30, 2007, we have yet to record, on a pre-tax basis, an estimated total of $5.9 million of compensation expense to be recognized over a weighted-average period of 1.5 years.

Results of Operations for the Three Month Period Ended September 30, 2007 Compared to the Three Month Period Ended September 30, 2006

Income (loss) from continuing operations increased to income of $11.0 million for the three months ended September 30, 2007 from a loss of $3.9 million for the three months ended September 30, 2006.  Income (loss) from continuing operations per diluted share increased to income of $0.50 for the three months ended September 30, 2007 from a loss of $0.18 per share for the three months ended September 30, 2006.  Our results for 2006 include (i) goodwill impairment charges of $9.9 million (net of tax), related to our Drivetrain segment’s United Kingdom-based operation and our Logistics segment’s automotive materials reclamation business, and (ii) exit, disposal, certain severance and other charges of $0.6 million (net of tax). Excluding these charges, income from continuing operations increased primarily as a result of:

•
growth in our Logistics segment, primarily related to increases in our programs with General Motors (primarily an automotive electronics upgrade program that we expect to be substantially completed by the end of the first quarter of 2008) and TomTom;

•
recovery from the costs in our Logistics segment incurred during the three months ended September 30, 2006 associated with the vertical integration of a test and repair program with Nokia that had been previously outsourced and was subsequently terminated in the second quarter of 2007;

•	recovery from the costs in our Logistics segment incurred during the three months ended September 30, 2006 associated with the launch of a new test and repair program in a new market;

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives; and

•	a reduction in interest expense in 2007 as compared to 2006 primarily due to a reduction in total debt outstanding,

partially offset by:

•	an increase in product development, market development and start-up costs in our Drivetrain segment associated with NuVinci™ CVP products; and

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals.

Net Sales

Net sales increased $4.5 million, or 3.5%, to $133.5 million for the three months ended September 30, 2007 from $129.0 million for the three months ended September 30, 2006.  This increase was primarily due to:

•
growth in our Logistics segment, primarily related to increases in our programs with General Motors (primarily an automotive electronics upgrade program that we expect to be substantially completed by the end of the first quarter of 2008) and TomTom; and

•	increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years,

partially offset by:

•	a decline in Nokia revenues due to the termination of a test and repair program in June 2007, partially offset by revenue from additional new programs with Nokia;

•	a reduction in sales to AT&T primarily resulting from a reduced mix of component repair parts passed through by our test and repair services;

•	lower sales for medium/heavy duty remanufactured transmissions in our Drivetrain segment with Allison; and

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year.

We expect volumes related to the extension of the Honda warranty period to decline in the fourth quarter of 2007, with full year 2007 volume expected to be slightly higher than full year 2006.

Of our net sales for the three months ended September 30, 2007 and 2006, AT&T accounted for 36.8% and 40.8%, Ford accounted for 16.4% and 18.3% and Honda accounted for 14.9% and 14.3%, respectively.

Gross Profit

Gross profit increased $8.5 million, or 34.1%, to $33.4 million for the three months ended September 30, 2007 from $24.9 million for the three months ended September 30, 2006.  The increase was primarily the result of the factors described above under “Net Sales,” combined with a recovery from the vertical integration and program launch costs incurred in our Logistics segment in the third quarter of 2006 and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by start-up costs associated with NuVinci products and scheduled price concessions granted to certain customers in connection with previous contract renewals.

Gross profit as a percentage of net sales increased to 25.0% for the three months ended September 30, 2007 from 19.3% for the three months ended September 30, 2006.  This increase was primarily due to a favorable mix of services in our Logistics segment, recovery from the vertical integration and program launch costs incurred in our Logistics segment in the third quarter of 2006, and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased $2.5 million, or 18.2%, to $16.2 million for the three months ended September 30, 2007 from $13.7 million for the three months ended September 30, 2006.  The net increase was primarily the result of an increase in (i) costs for incentive compensation programs and (ii) costs associated with revenue growth in our Logistics segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

As a percentage of net sales, SG&A expense increased to 12.2% for the three months ended September 30, 2007 from 10.7% for the three months ended September 30, 2006.

Impairment of Goodwill

Our annual evaluation of goodwill made during the three months ended September 30, 2007, as required by SFAS No. 142, Goodwill and Other Intangible Assets, resulted in no impairment to goodwill.

During the three months ended September 30, 2006, our annual evaluation of goodwill resulted in goodwill impairment charges of $11.7 million related to the United Kingdom-based Drivetrain remanufacturing operation and $2.9 million related to the Logistics segment’s automotive materials reclamation operation.  Because key new business opportunities considered in our 2005 assessment for both of these reporting units did not materialize, and other near-term growth opportunities were considered limited, we concluded that the fair value of these reporting units no longer supported the assigned goodwill.

Exit, Disposal, Certain Severance and Other Charges

During the three months ended September 30, 2007, we recorded $0.1 million of severance and related costs primarily related to certain cost reduction initiatives in our Drivetrain segment.

During the three months ended September 30, 2006, we recorded $0.9 million ($0.6 million net of tax) of exit, disposal, certain severance and other charges consisting of (i) $0.4 million ($0.3 million net of tax) related to severance and related costs associated with the reorganization and upgrade of certain management functions, and (ii) $0.5 million ($0.3 million net of tax) for due diligence and other costs related to potential acquisitions that we ultimately decided not to pursue.

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

Operating Income (Loss)

Operating income (loss) increased to income of $17.0 million for the three months ended September 30, 2007 from a loss of $4.5 million for the three months ended September 30, 2006.  This net increase was primarily the result of the $14.6 million of goodwill impairment charges recorded in 2006, coupled with the factors described above under “Net Sales,” “Gross Profit” and “Selling, General and Administrative Expense.”

Interest Income

Interest income increased to $0.3 million for the three months ended September 30, 2007 from $42 thousand for the three months ended September 30, 2006. The increase was primarily attributable to higher cash balances invested in cash and equivalents during 2007 as compared to 2006.

Interest Expense

Interest expense decreased $0.8 million, or 88.9%, to $0.1 million for the three months ended September 30, 2007 from $0.9 million for the three months ended September 30, 2006.  This decrease was primarily due to a reduction in total debt outstanding in 2007 as compared to 2006.

Income Tax Expense (Benefit)

Income tax expense (benefit) as a percentage of income (loss) from continuing operations increased to 35.7% for the three months ended September 30, 2007 from 24.4% for the three months ended September 30, 2006. The increase was primarily due to the impact of the $14.6 million goodwill impairment charge recorded in 2006, a significant portion of which (relating to the goodwill previously recorded on the books of our United Kingdom-based subsidiary) received a tax benefit at a rate of 30%.  Based upon our current estimate of taxable income by state and currently enacted laws, we expect an effective income tax rate of approximately 37.0% for the balance of 2007.

Discontinued Operations

During the three months ended September 30, 2007 and 2006 we recorded after-tax losses from discontinued operations of $0.3 million and $0.7 million, respectively.

The loss for 2007 of $0.3 million was primarily due to the run-out of warranty claims in our discontinued Independent Aftermarket businesses, which was discontinued during the three months ended March 31, 2006.  These businesses remanufactured and distributed domestic and foreign engines and distributed domestic transmissions to independent aftermarket customers and were reported as “Other” in segment information previously disclosed.

The loss for 2006 includes after-tax charges of $0.6 million for the discontinued Independent Aftermarket businesses primarily related to certain severance and other costs. The loss also includes $0.1 million for certain workers compensation claims from a discontinued Drivetrain operation located in Gastonia, North Carolina, which was closed during 2004, offset by a gain of $0.1 million for a change in estimated costs related to the sale of our former Distribution Group business, which we sold in 2000.

See Note 13. “Discontinued Operations”

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2007		2006
Net sales	$75.4	100.0%	$67.3	100.0%
Segment profit	$12.3	16.3%	$0.5	0.7%

Net Sales.  Net sales increased $8.1 million, or 12.0%, to $75.4 million for the three months ended September 30, 2007 from $67.3 million for the three months ended September 30, 2006.  This increase was primarily related to increases in our programs with General Motors (primarily an automotive electronics upgrade program that we expect to be substantially completed by the end of the first quarter of 2008) and TomTom, partially offset by:

•	a decline in Nokia revenues due to the termination of a test and repair program in June 2007, partially offset by revenue from additional new programs with Nokia; and

•	a reduction of sales to AT&T primarily resulting from a reduced mix of component repair parts passed through our test and repair services.

Of our segment net sales for the three months ended September 30, 2007 and 2006, AT&T accounted for 65.2% and 78.2%, respectively.

Impairment of Goodwill.  During the three months ended September 30, 2006, our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets resulted in a charge of $2.9 million for the impairment of goodwill assigned to our automotive materials reclamation operation.  There were no similar costs recorded in 2007.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended September 30, 2006, we recorded $0.4 million of severance and related costs associated with the reorganization and upgrade of certain management functions and costs related to a potential acquisition that we ultimately decided not to pursue.  There were no similar costs recorded in 2007.

Segment Profit.  Segment profit increased $11.8 million to $12.3 million (16.3% of segment net sales) for the three months ended September 30, 2007 from $0.5 million (0.7% of segment net sales) for the three months ended September 30, 2006.  The increase was primarily the result of the factors described above under “Net Sales” and “Impairment of Goodwill” combined with a favorable mix of services, recovery from the vertical integration and program launch costs incurred in our Logistics segment in the third quarter of 2006, and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with previous contract renewals.

Drivetrain Segment

The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2007		2006
Net sales	$58.1	100.0%	$61.7	100.0%
Segment profit (loss)	$4.7	8.1%	$(5.0)	–

Net Sales.  Net sales decreased $3.6 million, or 5.8%, to $58.1 million for the three months ended September 30, 2007 from $61.7 million for the three months ended September 30, 2006.  The decrease was primarily due to:

•	lower sales for medium/heavy duty remanufactured transmissions with Allison;

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year;

•
lower volumes of Ford remanufactured transmissions resulting from lower sales of new vehicles using transmissions we remanufacture over the last several years, resulting in a reduction in the population of Ford vehicles in the zero to eight-year age category, which category we believe drives the majority of demand for our Ford products; and

•	price concessions granted to certain customers in connection with previous contract renewals,

partially offset by increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years; we expect volumes related to these extensions to decline in the fourth quarter of 2007, with full year 2007 volume expected to be slightly higher than full year 2006.

Of our segment net sales for the three months ended September 30, 2007 and 2006, Ford accounted for 37.7% and 38.3% and Honda accounted for 34.3% and 29.9%, respectively.

Impairment of Goodwill.  During the three months ended September 30, 2006, our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets resulted in a charge of $11.7 million for the impairment of goodwill assigned to our United Kingdom-based remanufacturing operation.  There were no similar costs recorded in 2007.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended September 30, 2007, we recorded $0.1 million of severance and related costs.  During the three months ended September 30, 2006, we recorded $0.5 million of severance and related costs associated with the reorganization and upgrade of certain management functions and costs related to a potential acquisition that we ultimately decided not to pursue.

Segment Profit (Loss).  Segment profit (loss) increased $9.7 million to income of $4.7 million (8.1% of segment net sales) for the three months ended September 30, 2007 from a loss of $5.0 million for the three months ended September 30, 2006.  This resulted primarily from the goodwill impairment charge recorded in 2006, the factors described above under “Net Sales,” and an increase in product development, market development and start-up costs associated with NuVinci.

Results of Operations for the Nine Month Period Ended September 30, 2007 Compared to the Nine Month Period Ended September 30, 2006

Income from continuing operations increased to $30.8 million for the nine months ended September 30, 2007 from $8.6 million for the nine months ended September 30, 2006.  Income from continuing operations per diluted share was $1.39 for the nine months ended September 30, 2007 as compared to $0.39 for the nine months ended September 30, 2006.  Our results for 2007 included exit, disposal, certain severance and other charges of $0.8 million (net of tax).  Our results for 2006 included (i) goodwill impairment charges of $9.9 million (net of tax), related to our Drivetrain segment’s United Kingdom-based operation and our Logistics segment’s automotive materials reclamation business, (ii) a charge of $1.1 million (net of tax) related to the write-off of deferred debt issuance costs associated with the early termination of our old credit facility, and (iii) exit, disposal, certain severance and other charges of $1.0 million (net of tax).  Excluding these items, income from continuing operations increased primarily as a result of:

•
growth in our Logistics segment, primarily related to increases in our programs with General Motors (primarily an automotive electronics upgrade program that we expect to be substantially completed by the end of the first quarter of 2008), TomTom, Sony Ericsson, LG, T-Mobile, TiVo and a favorable mix of services in our base business with AT&T;

•
increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years; we expect volumes related to these extensions to decline in the fourth quarter of 2007, with full year 2007 volume expected to be slightly higher than full year 2006;

•
recovery from the costs in our Logistics segment incurred during the three months ended September 30, 2006 associated with the vertical integration of a test and repair program with Nokia that had been previously outsourced and was subsequently terminated in the second quarter of 2007;

•	recovery from the costs in our Logistics segment incurred during the three months ended September 30, 2006 associated with the launch of a new test and repair program in a new market;

•	a reduction in interest expense in 2007 as compared to 2006 primarily due to a reduction in total debt outstanding; and

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives,

partially offset by:

•	an increase in product development, market development and start-up costs in our Drivetrain segment associated with NuVinci CVP products; and

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals.

Net Sales

Net sales increased $25.7 million, or 6.9%, to $396.1 million for the nine months ended September 30, 2007 from $370.4 million for the nine months ended September 30, 2006.  This increase was primarily due to:

•
growth in our Logistics segment, primarily related to increases in our programs with General Motors (primarily an automotive electronics upgrade program that we expect to be substantially completed by the end of the first quarter of 2008), TomTom, Sony Ericsson, LG, T-Mobile and TiVo;

•	increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years; and

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory reductions in Ford’s distribution channel during the first half of 2006,

partially offset by:

•	a reduction in sales to AT&T primarily resulting from a reduced mix of component repair parts passed through our test and repair services;

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year;

•	a decline in Nokia revenues due to the termination of a test and repair program in June 2007, partially offset by revenue from additional new programs with Nokia; and

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals.

We expect volumes related to the extension of the Honda warranty period to decline in the fourth quarter of 2007, with full year 2007 volume expected to be slightly higher than full year 2006.

Of our net sales for the nine months ended September 30, 2007 and 2006, AT&T accounted for 37.1% and 42.5%, Honda accounted for 16.9% and 15.1% and Ford accounted for 15.6% and 16.2%, respectively.

Gross Profit

Gross profit increased $20.9 million, or 27.6%, to $96.5 million for the nine months ended September 30, 2007 from $75.6 million for the nine months ended September 30, 2006.  The increase was primarily the result of the factors described above under “Net Sales,” combined with a recovery from the vertical integration and program launch costs incurred in our Logistics segment in the third quarter of 2006, and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by start-up costs associated with NuVinci products, and scheduled price concessions granted to certain customers in connection with previous contract renewals.

Gross profit as a percentage of net sales increased to 24.4% for the nine months ended September 30, 2007 from 20.4% for the nine months ended September 30, 2006.  This increase was primarily due to operating leverage from increased volume in our Drivetrain segment, a favorable mix of services in our Logistics segment, recovery from the vertical integration and program launch costs incurred in our Logistics segment in the third quarter of 2006,  benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, and a favorable resolution to all receivable and inventory issues associated with the termination of a test and repair program.

SG&A Expense

SG&A expense increased $7.1 million, or 17.8%, to $47.1 million for the nine months ended September 30, 2007 from $40.0 million for the nine months ended September 30, 2006.  The net increase was primarily the result of an increase in (i) costs for incentive compensation programs, (ii) costs associated with revenue growth in our Logistics segment, and (iii) costs for hiring new senior management in both our Drivetrain and Logistics segments, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

As a percentage of net sales, SG&A expense increased to 11.9% for the nine months ended September 30, 2007 from 10.8% for the nine months ended September 30, 2006.

Impairment of Goodwill

Our annual evaluation of goodwill made during the three months ended September 30, 2007, as required by SFAS No. 142, Goodwill and Other Intangible Assets, resulted in no impairment to goodwill.

During the nine months ended September 30, 2006, we recorded goodwill impairment charges of $11.7 million related to the United Kingdom-based Drivetrain remanufacturing operation and $2.9 million related to the Logistics segment’s automotive materials reclamation operation based upon our annual evaluation of goodwill during 2006.

Exit, Disposal, Certain Severance and Other Charges

During the nine months ended September 30, 2007, we recorded $1.3 million ($0.8 million net of tax) of exit, disposal, certain severance and other charges which included (i) $0.6 million ($0.4 million net of tax) of severance and related costs primarily related to certain management upgrades, (ii) $0.4 million ($0.2 million net of tax) for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers (classified as cost of sales), and (iii) $0.3 million ($0.2 million net of tax) primarily related to a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers (classified as cost of sales).

During the nine months ended September 30, 2006, we recorded $1.6 million ($1.0 million net of tax) of exit, disposal, certain severance and other charges consisting of (i) $1.1 million ($0.7 million net of tax) for severance and related costs associated with cost reduction activities and the reorganization and upgrade of certain management functions, and (ii) $0.5 million ($0.3 million net of tax) for due diligence and other costs related to potential acquisitions that we ultimately decided not to pursue.

Operating Income

Operating income increased $29.2 million, or 152.1%, to $48.4 million for the nine months ended September 30, 2007 from $19.2 million for the nine months ended September 30, 2006.  This net increase was due to the $14.6 million of goodwill impairment charges recorded in 2006, coupled with the factors described above under “Net Sales,” “Gross Profit” and “Selling, General and Administrative Expense.”  As a percentage of net sales, operating income increased to 12.2% from 5.2%.

Write-Off of Debt Issuance Costs

On March 21, 2006, we paid the balance outstanding under our old credit facility and terminated the related credit and security agreements.  As a result, we recorded a non-cash charge of $1.7 million during the nine months ended September 30, 2006 to write off deferred debt issuance costs associated with the early termination of the facility.

Interest Expense

Interest expense decreased $2.9 million, or 78.4%, to $0.8 million for the nine months ended September 30, 2007 from $3.7 million for the nine months ended September 30, 2006.  This decrease was primarily due to a reduction in total debt outstanding in 2007 as compared to 2006.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations decreased to 36.0% for the nine months ended September 30, 2007, from 40.4% for the nine months ended September 30, 2006.  The decrease was primarily due to the impact of the $14.6 million goodwill impairment charge recorded in 2006, a significant portion of which (relating to the goodwill previously recorded on the books of our United Kingdom-based subsidiary) received a tax benefit at a rate of 30%.  Based upon our current estimate of taxable income by state and currently enacted laws, we expect an effective income tax rate of approximately 37.0% for the balance of 2007.

Discontinued Operations

During the nine months ended September 30, 2007 and 2006 we recorded after-tax losses from discontinued operations of $0.3 million and $9.7 million, respectively.

The loss for 2007 of $0.3 million primarily related to the run-out of warranty claims in our discontinued Independent Aftermarket businesses.

The loss for 2006 includes after-tax charges of $9.6 million for the discontinued Independent Aftermarket businesses.  On a pre-tax basis, this loss included $1.3 million of losses from the operations of these businesses during the nine months ended September 30, 2006 along with charges related to the closure and sale of these businesses of (i) $9.7 million of inventory write-downs, (ii) $1.4 million for the impairment of goodwill, (iii) $0.8 million of fixed asset impairment charges, (iv) $0.7 million of severance costs, (v) $0.4 million related to the write-down of accounts receivable, and (vi) $0.3 million of other costs primarily related to a settlement with a customer.

The loss for 2006 also includes $0.1 million for certain workers compensation claims from a discontinued Drivetrain operation located in Gastonia, North Carolina, which was closed during 2004, offset by a gain of $0.1 million for a change in estimated costs related to the sale of our former Distribution Group business, which we sold in 2000.

See Note 13. “Discontinued Operations”

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2007		2006
Net sales	$213.0	100.0%	$195.1	100.0%
Segment profit	$32.0	15.0%	$14.1	7.2%

Net Sales.  Net sales increased $17.9 million, or 9.2%, to $213.0 million for the nine months ended September 30, 2007 from $195.1 million for the nine months ended September 30, 2006.  This increase was primarily related to increases in our programs with General Motors (primarily an automotive electronics upgrade program that we expect to be substantially completed by the end of the first quarter of 2008), TomTom, Sony Ericsson, LG, T-Mobile and TiVo, partially offset by:

•	a reduction of sales to AT&T primarily resulting from a reduced mix of component repair parts passed through our test and repair services; and

•	a decline in Nokia revenues due to the termination of a test and repair program in June 2007, partially offset by revenue from additional new programs with Nokia.

Of our segment net sales for the nine months ended September 30, 2007 and 2006, AT&T accounted for 68.9% and 80.7%, respectively.

Impairment of Goodwill.  During the nine months ended September 30, 2006, our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets resulted in a charge of $2.9 million for the impairment of goodwill assigned to our automotive materials reclamation operation.  There were no similar costs recorded in 2007.

Exit, Disposal, Certain Severance and Other Charges.  During the nine months ended September 30, 2006, we recorded $0.4 million of severance and related costs associated with the reorganization and upgrade of certain management functions and costs related to a potential acquisition that we ultimately decided not to pursue.  There were no similar costs recorded in 2007.

Segment Profit.  Segment profit increased $17.9 million, or 127.0%, to $32.0 million (15.0% of segment net sales) for the nine months ended September 30, 2007 from $14.1 million (7.2% of segment net sales) for the nine months ended September 30, 2006.  The increase was primarily the result of the factors described above under “Net Sales” and “Impairment of Goodwill” combined with a favorable mix of services, recovery from the vertical integration and program launch costs incurred in our Logistics segment in the third quarter of 2006, a favorable resolution to all receivable and inventory issues associated with the termination of a test and repair program, and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with previous contract renewals.

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2007		2006
Net sales	$183.1	100.0%	$175.3	100.0%
Segment profit	$16.4	9.0%	$5.1	2.9%

Net Sales.  Net sales increased $7.8 million, or 4.4%, to $183.1 million for the nine months ended September 30, 2007 from $175.3 million for the nine months ended September 30, 2006.  The increase was primarily due to:

•
increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models and model years; we expect volumes related to these extensions to decline in the fourth quarter of 2007, with full year 2007 volume expected to be slightly higher than full year 2006; and

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory reductions in Ford’s distribution channel during the first half of 2006,

partially offset by:

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year;

•	lower sales for medium/heavy duty remanufactured transmissions with Allison; and

•	price concessions granted to certain customers in connection with previous contract renewals.

Of our segment net sales for the nine months ended September 30, 2007 and 2006, Honda accounted for 36.5% and 32.0% and Ford accounted for 33.8% and 34.2%, respectively.

Impairment of Goodwill.  During the nine months ended September 30, 2006, our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets resulted in a charge of $11.7 million for the impairment of goodwill assigned to our United Kingdom-based remanufacturing operation.  There were no similar costs recorded in 2007.

Exit, Disposal, Certain Severance and Other Charges.  During the nine months ended September 30, 2007, we recorded $1.3 million of these costs consisting of (i) $0.6 million of severance and related costs primarily related to certain management upgrades, (ii) $0.4 for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers, and (iii) $0.3 million primarily related to a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers.  During the nine months ended September 30, 2006, we recorded $1.2 million of these costs for (i) severance and related costs associated with cost reduction activities and the reorganization of certain management functions, and (ii) costs related to a potential acquisition that we ultimately decided not to pursue.

Segment Profit.  Segment profit increased $11.3 million, or 221.6%, to $16.4 million (9.0% of segment net sales) for the nine months ended September 30, 2007 from $5.1 million (2.9% of segment net sales) for the nine months ended September 30, 2006.  This resulted primarily from the factors described above under “Net Sales” and “Impairment of Goodwill,” operating leverage from increased volumes, and benefits resulting from our lean and continuous improvement program and other cost reductions, partially offset by an increase in product development, market development and start-up costs associated with NuVinci products.

Liquidity and Capital Resources

We had cash and cash equivalents of $20.7 million at September 30, 2007.    Net cash provided by operating activities from continuing operations was $47.5 million for the nine-month period then ended.  During the period, we used $2.6 million of cash from our working capital accounts, which included (i) $6.5 million for accounts receivable primarily as the result of the timing of cash collections in our Logistics segment, (ii) $5.6 million of cash used for inventories, largely related to all-time-requirement purchases of certain component parts in our Drivetrain segment, and (iii) $0.3 million for prepaid and other assets, partially offset by $9.8 million from accounts payable and accrued expenses primarily due to accrued income taxes and increased compensation accruals.

Net cash used in investing activities from continuing operations was $20.0 million for the period, which included (i) $19.2 million of capital spending primarily related to machinery and equipment for new business initiatives, hardware and software technology enhancements, and capacity maintenance efforts, and (ii) $0.8 million of net purchases of available-for-sale securities for our nonqualified deferred compensation plan.  Net cash used in financing activities of $14.5 million included net payments of $17.8 million made on our credit facility and $0.5 million for treasury stock repurchases of our common stock, partially offset by $3.9 million of cash proceeds and related tax benefits from the exercise or vesting of stock-based awards by our employees and non-employee directors.

For full year 2007, we estimate $23-25 million for capital expenditures, consisting of approximately $17-18 million in support of new business and capacity expansion initiatives in our Logistics and Drivetrain segments and $6-7 million in support of maintenance and cost reduction initiatives.  During the first nine months of the year we made $19.2 million of these expenditures.

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

As of September 30, 2007, our liquidity includes (i) borrowing capacity under the credit facility of $148.5 million, net of $1.5 million for outstanding letters of credit and (ii) $20.7 million of cash on hand.

We were in compliance with all the credit facility’s debt covenants as of September 30, 2007.

In December 2006, our Board of Directors authorized the repurchase of up to approximately 2% of our outstanding common stock during 2007 to offset the dilutive impact of new shares issued for stock option exercises and restricted stock grants under our stock incentive plans.  As of September 30, 2007 no purchases had been made under this authorization.

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

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of September 30, 2007, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the nine months ended September 30, 2007 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of September 30, 2007, we had no amounts outstanding under our credit facility and therefore no interest rate exposure.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the nine months ended September 30, 2007, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $55 thousand.

Item 4.	Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Todd R. Peters, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms."  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of September 30, 2007, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2007, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no other changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During September 2007, certain employees of the Company delivered to us 382 shares of our outstanding common stock in payment of $11,246 of withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans.  Per the stock incentive plan under which the stock awards were granted, the shares delivered to us were valued at $29.44 per share, the closing price of our common stock on the vesting date of the restricted stock.

Following is a summary of treasury stock acquisitions made during the three month period ended September 30, 2007:
Period	Total number of Shares Purchased	Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
July 1-31, 2007	–	$ –	–	–
August 1-31, 2007	–	$ –	–	–
September 1-30, 2007	382	$ 29.44	382	436,133

(1)
Pertains to our authorization to repurchase up to approximately 2% of our outstanding common stock and excludes shares acquired under our stock incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock.

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

AFTERMARKET TECHNOLOGY CORP.

Date: October 23, 2007	/s/ Todd R. Peters
Todd R. Peters, Vice President and Chief Financial Officer

•	Todd R. Peters is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.