Form 10-K
period 2007-12-31
AFTERMARKET TECHNOLOGY CORP
filed 2008-02-28
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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

Large accelerated filer  ☐                                                                       Accelerated filer  ☒         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock, as reported by the Nasdaq National Market, on June 30, 2007) was $646 million.

The Registrant had 22,173,043 shares of Common Stock outstanding as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
None.

AFTERMARKET TECHNOLOGY CORP.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Overview

Aftermarket Technology Corp. and its subsidiaries provide outsourced engineering solutions and supply chain logistics services to the consumer electronics industries and light and medium/heavy-duty vehicle aftermarket.  Through our Logistics Business, we offer value-added supply-chain services primarily to the wireless, high-end consumer electronics, broadband and cable and light vehicle automotive electronics markets. These services include fulfillment, returns management, reverse logistics, repair and other related services.  Through our Drivetrain Business, we provide customized remanufacturing services focused on complex light and medium/heavy-duty vehicle drivetrain products, consisting principally of automatic transmissions and to a lesser extent engines, that are primarily sold through the service, repair and parts organizations of our customers.  We generally provide services under contractual relationships with customers that distribute high-value, complex products.

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

Aftermarket Technology Corp. was incorporated in Delaware in 1994 and became a publicly traded company in 1996.

Our Logistics Business

Our Logistics Business provides a number of value-added services that generate operational efficiencies for our customers through the outsourcing of certain supply chain functions.  Specifically, our Logistics Business provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services.  Except for component parts to support our repair services, we generally do not take ownership of inventory.  As a result, our working capital needs are relatively less than logistics service providers who take ownership of inventory.  Our principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T Mobility (“AT&T”) (formerly Cingular Wireless), General Motors (“GM”), TomTom, Nokia, LG, Magellan, T-Mobile, Delphi, Visteon, TiVo and SonyEricsson.  Logistics Business segment sales accounted for 55.4%, 52.9%, 36.5%, 27.8% and 25.3% of our 2007, 2006, 2005, 2004 and 2003 net sales, respectively.

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

Our logistics customers market and distribute complex and serialized consumer electronics such as wireless devices, navigation devices, and light vehicle audio systems and instrument clusters.  As part of our service offering, we provide bulk and direct fulfillment of wireless devices for AT&T and its partners.  We deliver products both to AT&T retail locations and directly to individuals, and provide inventory tracking and management, process all warranty-service exchanges and perform test and repair services.  Growth in our Logistics Business has largely been with AT&T.  Additionally, we (i) provide fulfillment and packaging services primarily for GM, TomTom, Nokia, LG, Magellan, and SonyEricsson, (ii) remanufacture, repair and distribute light vehicle audio systems and instrument and display clusters primarily for Delphi, Visteon, and GM, and various mobile electronics products, such as navigation systems, primarily for Delphi, GM, TomTom, and Magellan, and (iii) offer returned material reclamation and core management and disposition services.  We generally provide our services to each customer pursuant to a contract with detailed statements of work. These contracts typically may be terminated by the customer on 180 days notice or less. The statement of work for forward logistics services with AT&T runs through 2010. The statement of work for reverse logistics and test & repair programs with AT&T expired in February 2008 and has been extended to March 31, 2008 while we finalize the terms of a new statement of work with AT&T.

Our Drivetrain Business

Our Drivetrain Business remanufactures drivetrain products, which we distribute primarily to Original Equipment Service (“OES”) organizations and their outlets.  As our OES customers are the service and repair organizations of automotive Original Equipment Manufacturers (“OEMs”), we are not subject to the same market trends, such as the cyclical nature of new light vehicle sales, as “Tier 1” suppliers to the automotive industry.  We believe we are the largest independent light vehicle automatic transmission remanufacturer in the world.  Our drivetrain products consist principally of remanufactured automatic transmissions and also include remanufactured torque converters, valve bodies, engines and turbochargers.  Our principal drivetrain customers are Honda, Ford, Chrysler, Allison and GM.  Drivetrain Business net sales accounted for 44.6%, 47.1%, 63.5%, 72.2%, and 74.7% of our 2007, 2006, 2005, 2004 and 2003 net sales, respectively.

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

We remanufacture OEM-approved transmissions for warranty and/or post-warranty replacement of transmissions for Honda, Ford, Chrysler, Allison, GM and certain foreign OEMs, primarily for use in the United States service and repair organizations of their dealer networks, and we recently launched a turbocharger reclamation and remanufacturing program with BorgWarner.  Additionally, our European facility remanufactures OEM-approved gas and diesel engines for several European OEMs, including Jaguar, Land Rover and the European divisions of Ford and GM.  These engines are used for warranty and post-warranty replacement, and we also provide certain machining services for some of our customers.

We work to develop and maintain strong relationships at many levels, in both the corporate and factory organizations of our drivetrain customers.  We began remanufacturing transmissions for Chrysler and Ford in 1989, and Honda in 2002.  Over the past few years, we have strengthened our relationships with many of our Drivetrain Business customers, as evidenced by the award of new business with Honda, Ford, GM, Chrysler, Jaguar, Land Rover and Isuzu.  We believe that we are the largest provider of remanufactured transmissions to Chrysler, Ford and Honda for light vehicles in North America.

We generally sell our products to each customer pursuant to a supply arrangement that typically may be terminated by the customer on 90 days notice or less.  Our contract with Honda does not have a specific term and our contracts for transmission remanufacturing with Chrysler, Ford and Allison run through 2008, 2009 and 2012, respectively.

Our facilities that remanufacture transmissions for OEMs have QS-9000 or ISO-9000 certification, a complete quality management system developed for manufacturers who subscribe to the ISO 9002 quality standards.  The system is designed to help suppliers, such as us, develop a quality system that emphasizes defect prevention and continuous improvement in manufacturing processes.

Industry Background

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

We compete in the value-added warehousing market, a subset of the 3PL market, which we believe is fragmented, with no dominant industry player, and growing rapidly.  According to Armstrong & Associates, Inc.’s 2007 North American 3PL Market Overview report, this market size was estimated to be $23.4 billion of gross revenues in 2006.

Automotive Aftermarket

Demand for replacement or repair of drivetrain products is a function of numerous factors, such as the number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle.  Within this overall market, factors that influence demand for our remanufactured products, when compared to repair services, include product complexity, OEM warranty policies governing repair-versus-replace decisions made by their dealers, and the length of warranty periods.  In addition, we believe increasing demand for our remanufacturing services, when compared to repair services, is also driven by the relatively limited number of qualified repair technicians and repair test equipment, and the increase in customer service demands.  The demand for our products is generally not tied to the cyclical nature of new light vehicle sales.  We supply our products to the automotive aftermarket, which consists of parts and services for light vehicles after their original purchase.  According to a 2007 Frost & Sullivan report, the North American replacement and repair component of this market for transmissions was approximately $4.4 billion in 2006 and expected to grow at a compound annual rate of 5.7% from 2006 to 2013 due to changes in technology and an increasing number of prime replacement age vehicles.

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

Our Competitive Strengths

We believe we offer products and solutions that improve our customers’ profits and operations as a result of our competitive strengths, which include the following:

Customized Service Offering

We are recognized by our customers for our high level of service and our flexibility in providing product and service solutions.  This approach involves our team of specialists who work with the client to understand the specific deliverables required by that client, understand communication points within the supply chain, design solutions, establish operational and business metrics, eliminate waste and improve efficiencies.  We offer a broad array of products and services to our logistics customers, which allows us to work with the customer to customize our products and services to meet the specific individual needs of the customer instead of offering one standard suite of products and services.  We believe our “One-Size-Fits-One” approach helps us attract and retain customers.  For instance, for AT&T, our supply chain management services include product warranty and returns, order entry processing, testing and repair, warehousing, picking, kitting, customized packaging, shipping and delivery of wireless handsets, including wireless data devices.  Our integrated logistics services also include inventory management and private labeling.  Our customized approach has allowed us to add TomTom, Allison, Nokia, T-Mobile, LG, Magellan, TiVo and BorgWarner as new customers over the past three years.

High Quality Through Engineering and Technical Know-How

Our remanufactured products are of consistently high quality due to the precision manufacturing techniques, technical upgrades and rigorous inspection and testing procedures employed in our remanufacturing processes.  We partner with our customers to design processes that help ensure that our remanufacturing of complex products such as automatic transmissions, valve bodies, torque converters, engines and automotive electronics replicates OEM quality and test procedures.  Our remanufacturing process is completed by testing products using state-of-the-art equipment such as sophisticated test stands that enable us to replicate OEM test procedures.  We are committed to upholding the quality of our customers’ products and hold QS-9000 Certification, ISO-9000 Certification and Ford’s Q1 Certification.  We monitor our procedures and processes, which allows us to identify and to quickly correct situations that could impact our product quality.  We have a team of engineers dedicated to enhancing and adding new products, sharing innovative solutions and reducing our customers’ expenses.  Our engineering capabilities include developing new products.

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

Strong, Experienced Management Team

Our executive and operations management team has extensive experience.  Our Chief Executive Officer, Donald T. Johnson, Jr., has over 30 years of experience in the logistics and automotive industries, including five years with Ford as Global Director of Parts, Supply and Logistics, and more than 20 years with Caterpillar’s Parts and Service and Logistics organizations, including serving as Vice President, Caterpillar Logistics.  Our Vice President and Chief Financial Officer, Todd R. Peters, has over 20 years of financial, acquisition and integration, and automotive operations experience.  The President of our ATC Logistics Business, William L. Conley, Jr., has nearly 30 years of logistics experience, and the President of our ATC Drivetrain Business, Richard L. Stanley, has nearly 30 years of operational experience in the automotive industry.

Our Growth Strategies

Our strategy is to be a valued partner that provides logistics, return and repair services and remanufacturing for customers that distribute high-value, complex products in various markets.  We will grow by leveraging our strong customer relationships while we develop new customers and products.

Growth Within Our Logistics Business

Target New Customers and Broaden Services Provided to Customers.  We believe we are well positioned to capitalize on growth in the 3PL services market, particularly with existing and new customers in the consumer electronics, broadband and cable, and vehicle industries, by offering customized, reliable and cost effective solutions for customers with complex logistics requirements involving high-value products.  In 2007, we were awarded new logistics business that we expect to generate $96 million of annualized revenue.

We intend to increase penetration of our existing Logistics Business customer base by broadening our offering of Logistics products and services and by marketing our core competencies as solutions to meet our customers’ needs.  Under our “One-Size-Fits-One” philosophy, we will continue to leverage our broad range of services to target new customers that provide serialized products across a variety of industries and provide them with customized products and services to meet their specific needs instead of offering one standard suite of products and services.  We also intend to leverage our core competencies in logistics and electronics refurbishment by working with our existing and new customers to identify products and services where we can add value in satisfaction of our customers’ specific needs.  We intend to further expand our penetration of the market for logistics services and electronics repair through the addition of other wireless carriers and broadband and cable providers to our customer base and through penetration of and into other vertical markets, including electronics and computers, and medical equipment.  We have also identified and targeted several new market segments, including additional classes of consumer electronics.

Growth Within Our Drivetrain Business

Expand Our Product Offering and Product Application.  Our business and product development teams are working to identify new products and processes that enable us to compete for additional business with our OES dealer customers by helping them to increase their penetration of the drivetrain repair market and/or reduce their total warranty costs.  For example, we are working with certain of our OES customers’ dealers to (i) develop and implement products and strategies designed to enable them to penetrate, or increase their penetration of, the post-warranty replacement market for automotive transmissions and (ii) re-introduce remanufactured transmissions as a transmission repair alternative in warranty applications.

Enter Additional Markets for our Services.  We are seeking drivetrain remanufacturing opportunities in markets outside our primary light vehicle aftermarket, including the commercial vehicle market.  For example, in 2007 we were awarded a turbocharger reclamation/remanufacturing program with BorgWarner. We believe that our expertise in drivetrain remanufacturing will be directly transferable to these other markets over time.

Expand Our International Presence.  In 2007, we generated approximately 95% of our total net sales in North America.  We believe that our expertise in drivetrain remanufacturing will be directly transferable to foreign markets, which generally have a less developed drivetrain remanufacturing market than North America.  As such we are actively pursuing additional opportunities with both new and existing customers to provide remanufacturing services in both Europe and Asia.  We believe that these areas represent an opportunity for growth.  We are currently working to develop programs with OEMs in the growing Chinese automotive market (where we do not currently have a significant presence).  We continue to explore opportunities in the global automotive industry for our products and services in order to capture new business opportunities and improve profitability.

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

Selectively Pursue Acquisitions.  From time to time we evaluate potential acquisitions of complementary businesses that we believe will broaden our product offerings, diversify our customer base or provide us access to new markets.  We have established criteria by which we evaluate potential acquisitions, which we use to identify and pursue only those that we believe will enhance long-term stockholder value.  We have made various acquisitions in the past and, to the extent suitable acquisition candidates, acquisition terms and financing are available, we intend to pursue acquisitions in the future.

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

Employees

As of December 31, 2007, we had approximately 3,900 full-time and temporary employees.  We believe our employee and labor relations are good.  We have not experienced any work stoppages to date and currently none of our employees is represented by a labor union.

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

In connection with the October 2000 sale of our former Distribution Group business, we agreed to indemnify the buyer against environmental liability at Distribution Group facilities that had been closed prior to the Distribution Group sale, including former facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio.  We also agreed to indemnify the buyer against any other environmental liability of the Distribution Group relating to periods prior to the closing of the Distribution Group sale.  Our indemnification obligations to the buyer are subject to a $750,000 deductible and a $12.0 million cap, except with respect to the closed facilities.  We also have an additional $100,000 deductible applicable to all Distribution Group claims for indemnification.

Segment Reporting

We have two reportable segments: the Logistics segment and the Drivetrain segment.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Consolidated Financial Statements and Supplementary Data - Note 16.”

Available Information

Our internet website is www.goATC.com.  We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings we make with the Securities and Exchange Commission as soon as reasonably practicable.  This information may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission also maintains an internet website at www.sec.gov that contains reports and other information regarding issuers like us that file electronically with the Securities and Exchange Commission. We will provide a copy of any of the foregoing documents to stockholders without charge upon written request to us at 1400 Opus Place, Suite 600, Downers Grove, Illinois 60515, attention: Corporate Secretary.  The contents of our website are not part of this Annual Report.

ITEM 1A.          RISK FACTORS

We believe that the following are the material risks currently facing our business.  Additional risks we are not presently aware of, or that we currently believe are immaterial, may also impair our business operations.  Any of these risks could have a material adverse effect on our financial condition, results of operations or stock price.  Readers should also refer to the other information included in this Annual Report, including our consolidated financial statements and related notes thereto.

We rely on a few major customers for a significant majority of our business and the loss of any of those customers, significant changes in prices or other terms with any of our major customers, or changes to our customers’ warranty policies, could reduce our net income and operating results.

A few customers account for a significant majority of our net sales each year.  In 2007, we had three customers that individually accounted for more than 10% of our net sales.  AT&T accounted for 36.8%, 41.8% and 29.9% of our net sales during 2007, 2006 and 2005, respectively, Ford accounted for 15.6%, 15.4% and 24.4% of our net sales for 2007, 2006 and 2005, respectively, and Honda accounted for 15.6%, 15.6% and 19.3% of our net sales during 2007, 2006 and 2005, respectively.  In addition, Chrysler accounted for 5.5%, 7.3% and 15.4% of our net sales in 2007, 2006 and 2005, respectively.  If we lose any of these customers, or if any of them reduces or cancels a significant order or program, our net sales and operating results could decrease significantly.

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

Most of our contracts or arrangements with our customers have a term of three years or less and are terminable by the customer subject to a notice period that ranges from 30 days or less to 180 days.  In addition, we periodically renegotiate prices and other terms with our customers, and have historically experienced price reductions in connection with contract renewals.  Because of the periodic expiration of our customer contracts, the short termination periods of those contracts and periodic price negotiations, we cannot give any assurances of the stability of the demand or prices for our products and, therefore, our revenue streams.  Significant demand or price fluctuations could materially affect our business.

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

AT&T, which accounted for 66.4% of our Logistics segment net sales for 2007, operates in a highly competitive technology market.  The number of wireless devices sold by AT&T, whether to new subscribers or as replacements to existing subscribers, is dependent on its ability to keep pace with technological advancements and to provide service programs and prices that are attractive to current and potential customers.  Our Logistics net sales to AT&T are substantially related to the number of wireless devices sold by AT&T.  Consequently, any material decrease in wireless devices sold by AT&T will materially and adversely affect our Logistics net sales.

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

As of December 31, 2007, we had no debt outstanding.  However, our indebtedness could increase substantially from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions.  Our consolidated indebtedness level could materially affect our business because:

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

Provisions of our certificate of incorporation could make it more difficult for a third party to obtain control of us, even if such a change in control might benefit our stockholders.  Our Board of Directors can issue preferred stock without stockholder approval.  The rights of common stockholders could be adversely affected by the rights of holders of preferred stock that we issue in the future.  These provisions could discourage a third party from trying to obtain control of us.  Such provisions may also impede a transaction in which our stockholders could receive a premium over then-current market prices and our stockholders' ability to approve transactions that they consider in their best interests.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business from the following facilities:

Location	Approx. Sq. Feet	Lease Expiration Date	Products Produced/Services Provided
Springfield, MO	280,800	2008	transmissions, transfer cases and assorted components(1)
Oklahoma City, OK	100,000	2019	transmissions, transfer cases and assorted components(1)
Oklahoma City, OK	200,000	owned(2)	transmissions and assorted components(1)
Oklahoma City, OK	94,000	2008	returned material reclamation and disposition, core management(3)
Carrollton (Dallas), TX	39,000	2009	radios, telematics and instrument and display clusters(3)
Ft. Worth, TX	414,000	2013	wireless device and accessory distribution, electronics packaging and related services(3)
Ft. Worth, TX	375,000	2010	wireless device and electronics test and repair, returns processing, accessory packaging(3)
Ft. Worth, TX	180,000	2009	wireless device and accessory packaging, distribution and related services(3)
Grantham, England	120,000	owned	engines and related components(1)
_______________
(1)	This facility is used by the Drivetrain segment.
(2)	This property is subject to a mortgage securing our bank credit facility.
(3)	This facility is used by the Logistics segment.

We also lease assorted warehouses and space for our corporate offices and computer services centers, as well as land for a facility we intend to develop in the Czech Republic where we are planning to reduce production costs and develop new business in our Drivetrain segment.  We believe that our current facilities are adequate for the current level of our activities. In the event we were to require additional facilities, we believe that we could procure acceptable facilities.

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

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol "ATAC".  As of February 15, 2008, there were 138 record holders of our common stock.  The following table sets forth for the periods indicated the range of high and low sale prices of the common stock as reported by Nasdaq:

	High	Low
2007
First quarter	$25.67	$20.31
Second quarter	32.44	24.11
Third quarter	33.75	25.41
Fourth quarter	35.00	25.88

2006
First quarter	$22.68	$19.19
Second quarter	26.83	21.77
Third quarter	25.64	16.81
Fourth quarter	22.31	17.49

On February 15, 2008, the last sale price of our common stock, as reported by Nasdaq, was $20.03 per share.

Stock Repurchases

During December 2007, an employee delivered to us a total of 53 shares of our outstanding common stock in payment of $1,599 of withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans.  Per the stock incentive plans, the shares delivered to us were valued at $30.17 per share, the closing price of our common stock on the vesting date of the restricted stock.

Following is a summary of treasury stock acquisitions during the three month period ended December 31, 2007:

Period	Total number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1-31, 2007	–	−	–	–
November 1-30, 2007	–	−	–	–
December 1-31, 2007	53	$ 30.17	53(1)	–
_______________
(1)	Repurchases were made pursuant to our stock incentive plans. See Item 8. "Consolidated Financial Statements and Supplementary Data - Note 11."

Dividends

We have never paid cash dividends on our common stock.  Because we currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness, we do not intend to pay cash dividends on the common stock in the foreseeable future.  Furthermore, as a holding company with no independent operations, the ability of Aftermarket Technology Corp. to pay cash dividends is dependent upon the receipt of dividends or other payments from our subsidiaries.  The agreement for our bank credit facility contains certain covenants that, among other things, restrict our ability to pay dividends.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."  Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

Performance Graph

The following graph shows the total return to our stockholders compared to two peer groups and the Nasdaq Market Index over the period from December 31, 2002 to December 31, 2007.  Each line on the graph assumes that $100 was invested in our common stock and the respective indices at the closing price on December 31, 2002.  The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on December 31, 2007.
	12/31/02	12/31/03	12/31/04	12/31/05	12/30/06	12/28/07
Aftermarket Technology Corp.	100.00	94.62	111.03	134.07	146.76	188.00
New Peer Group Index	100.00	118.87	168.28	187.12	201.05	189.09
Old Peer Group Index	100.00	115.76	157.07	166.54	183.51	184.56
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

The new peer group consists of Genuine Parts Co. and Standard Motor Products (publicly-traded companies engaged primarily in businesses in the automotive aftermarket) and Brightpoint, Inc. and UTI Worldwide Inc. (publicly-traded companies engaged in third party logistics businesses), which, in management’s opinion, most closely represent the peer group for our two business segments.  The old peer group consists of Genuine Parts Co., Standard Motor Products and Brightpoint, Inc.  In past years the old peer group also included Federal Mogul Corp., which ceased to be publicly traded during 2007.  UTI Worldwide Inc. has been added to the new peer group to replace Federal Mogul.  The replacement of an automotive company in our peer group with a logistics company reflects the increased importance of our logistics business.

The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6.             SELECTED FINANCIAL DATA

The selected financial data presented below with respect to the statements of income data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 are derived from our Consolidated Financial Statements that have been audited by Ernst & Young LLP, independent registered public accounting firm, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto.  The selected financial data with respect to the statements of income data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003, are derived from our Consolidated Financial Statements that have been audited by Ernst & Young LLP, independent registered public accounting firm, but are not included herein.  The data provided should be read in conjunction with the Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included in this Annual Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statements of Income Data:
Net sales	$530,706	$497,974	$419,618	$375,600	$322,657
Cost of sales	397,670	393,269	315,507	275,453	227,239
Exit, disposal, certain severance and other charges(1)	1,962	−	−	−	200
Gross profit	131,074	104,705	104,111	100,147	95,218
Selling, general and administrative expense	66,131	54,538	48,993	45,034	45,332
Amortization of intangible assets	435	269	125	125	299
Impairment of goodwill	−	14,592	−	−	−
Exit, disposal, certain severance and other charges(1)	1,411	1,938	523	3,766	8,273
Operating income	63,097	33,368	54,470	51,222	41,314
Interest income	1,141	605	2,026	2,658	2,863
Interest expense	(969)	(4,297)	(7,696)	(7,271)	(8,169)
Other income, net	116	262	542	19	70
Equity in income of investee	−	−	−	146	277
Write-off of debt issuance costs	−	(1,691)	−	−	−
Income tax expense	(23,404)	(10,506)	(16,344)	(16,698)	(13,477)
Income from continuing operations	$39,981	$17,741	$32,998	$30,076	$22,878
Income from continuing operations per diluted share(2)	$1.81	$0.81	$1.53	$1.40	$0.93
Shares used in computation of income from continuing operations per diluted share(2)	22,144	21,927	21,579	21,411	24,486
Other Data:
Capital expenditures	$23,027	$11,910	$17,292	$10,820	$12,927

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$40,149	$7,835	$45,472	$18,085	$59,628
Working capital, continuing operations	117,161	89,262	109,226	88,221	103,855
Property, plant and equipment, net	60,987	53,008	54,153	51,416	53,435
Total assets	389,374	345,677	407,780	390,277	451,862
Current and long-term debt outstanding	–	17,800	90,779	112,406	127,342
Long-term liabilities, less current portion	35,389	46,194	107,077	122,225	134,545
Total stockholders' equity	280,513	232,330	221,230	186,373	229,251
_______________
(1)	See Item 8. “Consolidated Financial Statements and Supplementary Data – Note 17” for a description of exit, disposal, certain severance and other charges.

(2)	See Item 8. “Consolidated Financial Statements and Supplementary Data – Note 12” for a description of the computation of earnings per share.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Overview

Operations.  We provide supply chain logistics services and outsourced engineered solutions to the consumer electronics industries and light and medium/heavy duty vehicle aftermaket.  Through our Logistics Business, we offer value-added supply-chain services primarily to the wireless, high-end consumer electronics, broadband and cable and light vehicle automotive electronics markets. These services include fulfillment, returns management, reverse logistics, repair and other related services.  Through our Drivetrain Business, we provide customized remanufacturing services focused on complex light and medium/heavy duty vehicle drivetrain products, consisting principally of automatic transmissions and to a lesser extent engines, that are primarily sold through the service, repair and parts organizations of our customers.  We generally provide our services under contractual relationships with customers that distribute high-value, complex products.

Our Logistics Business provides a number of value-added services that generate operational efficiencies for our customers through the outsourcing of certain supply chain functions.  Specifically, our Logistics Business provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services.  Except for component parts to support our repair services, we generally do not take ownership of inventory.  As a result, our working capital needs are less than other logistics services providers who do take ownership of inventory.  Additionally, our business model does not require substantial capital investments in transportation equipment or facilities.

For the year ended December 31, 2007, net sales from our Logistics Business increased $30.5 million, or 11.6%, to $293.9 million, which represented 55.4% of our total net sales.  AT&T accounted for 66.4% of our Logistics Business sales in 2007. Sales and growth in our Logistics segment have largely:  (i) been related to services we provide for AT&T; (ii) been dependent on demand for cellular phones and services and AT&T’s share of cellular service volume; and (iii) benefited from upgrades in cellular telephone technology through increased replacement demand for more advanced handsets, from any increases in the number of AT&T’s subscribers, and from any expansion of our service offerings.  Additionally, over the past three years, we have been awarded and launched new programs with a number of existing and new logistics customers that generated additional sales in 2006 and 2007 and will generate incremental sales in 2008. However, 2007 sales also benefited significantly from a product upgrade campaign by one of our customers that will be substantially completed during the first quarter of 2008.  We believe our Logistics Business represents a key growth opportunity and we continue to actively pursue customer diversification.

In our Drivetrain segment, demand for replacement or repair of products is a function of numerous factors, such as product quality, the number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle.  Within this overall market, factors that influence demand for our remanufactured products, when compared to repair services, include product complexity, OEM warranty policies governing replace-versus-repair decisions made by their dealers, and the length of warranty periods.  In addition, we believe demand for our remanufacturing services, when compared to repair services, is also increased by the relatively limited number of qualified repair technicians and repair test equipment, and the increase in customer service demands.  The demand for our products is not tied to the cyclical nature of new light vehicle sales. However, our OEM customers periodically revise their policies governing warranty repair-versus-replace decisions that can impact, either positively or negatively, the demand for our remanufactured products as dealers utilize a greater or lesser number of remanufactured transmissions.  Significant policy revisions that have negatively impacted demand for our products occurred in late 2002 and early 2003 and again in late 2004.  For 2007, our Drivetrain Business reported net sales of $236.8 million, or 44.6% of our total net sales. During 2006 and 2007 we were awarded new transmission programs with Ford and GM and a turbocharger program with BorgWarner that are expected to increase sales in 2008. However, 2007 sales benefited from an increase in volume of Honda transmissions believed to be associated with an extension of the warranty period on certain models that substantially ended during the third quarter of 2007. Our volumes with Honda may be additionally impacted by the finalization of sourcing allocations for 2008 and beyond.

Financing.  During 2007 we generated $75.2 million of cash from operating activities-continuing operations and $4.8 million of cash primarily from the exercise of stock options, invested $23.0 million in property, plant and equipment and reduced total debt outstanding by $17.8 million.  As of December 31, 2007, we had no amounts drawn on our credit facility, $40.1 million of cash and cash equivalents on hand and $148.5 million of borrowing capacity under our credit facility.

Components of Income and Expense

Net Sales.    In our Logistics segment, sales are primarily related to providing:

•	value-added warehouse, packaging and distribution services;

•	turnkey order fulfillment and information services;

•	test and repair services;

•	automotive electronic components remanufacturing and distribution services; and

•	returned material reclamation, disposition and core management services,

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

Exit, Disposal, Certain Severance and Other Charges.  We have periodically incurred certain costs, primarily associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and delayering, rationalization of certain products, product lines and services and asset impairments.  In management’s opinion these costs are generally incremental to our ongoing operation and are separated on our statements of income in order to improve the clarity of our reported operations.

Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, moving and relocation costs, losses on the disposal or impairments of fixed assets, write down of certain inventories and certain legal and other professional fees.  The components of these charges are computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits.

These charges can vary significantly from period to period and as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of these actions.  See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 17” for a further discussion of these costs.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements. For each of the years ended December 31, 2007, 2006 and 2005, our net write-offs were less than $0.1 million.  As of December 31, 2007, we had $71.4 million of accounts receivable, net of allowance for doubtful accounts of $0.6 million.

Inventory Valuation.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements. For the years ended December 31, 2007, 2006 and 2005, we recorded charges for excess and obsolete inventory of approximately $4.4 million (including $1.4 million classified as exit, disposal, certain severance and other charges), $1.8 million and $0.8 million, respectively.  The increased charges for excess and obsolete inventory during 2007 were primarily related to growth in our Logistics segment’s test and repair services.  As of December 31, 2007, we had inventory of $65.6 million, net of a reserve for excess and obsolete inventory of $6.1 million.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures.  For the years ended December 31, 2007, 2006 and 2005, we (i) recorded charges for estimated warranty costs for sales made in the respective year of approximately $1.6 million, $1.3 million and $1.3 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.8 million, $1.3 million and $1.5 million, respectively.  Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Our goodwill and indefinite lived intangible assets are tested for impairment annually as of September 30 of each year unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. Our annual impairment tests made as of September 30, 2007 resulted in no adjustment to the carrying value of our goodwill.  As of December 31, 2007, goodwill was recorded at a carrying value of approximately $132.4 million.

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

Accounting for Stock-Based Awards.  We apply the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and adopted this standard using the modified prospective transition method.  Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 was recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Our stock option valuations are estimated by using the Black-Scholes option pricing model and restricted stock awards are measured at the market value of our common stock on the date of issuance.  During 2007 we awarded (i) our Chief Executive Officer 87,700 stock options and 29,400 shares of restricted stock at the time he entered into a new employment agreement, (ii) non-employee directors, executive officers and certain employees an aggregate of 119,604 stock options and 75,600 shares of restricted stock as part of an annual award program, and (iii) newly hired executive officers and certain employees an aggregate of 46,500 stock options and 35,075 shares of restricted stock.  Total estimated compensation of $6.0 million related to stock-based awards granted during 2007 is being amortized over the requisite service periods.  For all stock-based awards outstanding as of December 31, 2007, we have yet to record, on a pre-tax basis, an estimated total of $4.7 million of compensation expense to be recognized over a weighted-average period of 1.4 years.

See Item 8. “Consolidated Financial Statements and Supplementary Data – Note 2 and Note 10” for additional information related to our accounting for stock-based awards.

Segment Reporting

We have two reportable segments: the Logistics segment and the Drivetrain segment.  Our Logistics segment provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services to customers in the wireless, consumer electronics and automotive industries.  The Logistics segment’s primary customer is AT&T.  Our Drivetrain segment primarily sells remanufactured transmissions to Honda, Ford, Chrysler, Allison and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines primarily to certain European OEMs.

We evaluate the performance of each business based upon operating income (segment profit).  Our reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

Results of Operations

The following table sets forth financial statement data expressed in millions of dollars and as a percentage of net sales.

	Year Ended December 31,
	2007		2006		2005
Net sales	$530.7	100.0%	$498.0	100.0%	$419.6	100.0%
Gross profit	131.1	24.7	104.7	21.0	104.1	24.8
SG&A expense	66.1	12.5	54.5	10.9	49.0	11.7
Impairment of goodwill	−	−	14.6	2.9	−	−
Exit, disposal, certain severance and other charges(1)	3.4	0.6	1.9	0.4	0.5	0.1
Operating income	63.1	11.9	33.4	6.7	54.5	13.0
Interest income	1.1	0.2	0.6	0.1	2.0	0.5
Other income, net	0.1	−	0.3	−	0.5	0.1
Write-off of debt issuance costs	−	−	(1.7)	(0.3)	−	−
Interest expense	(1.0)	(0.2)	(4.3)	(0.9)	(7.7)	(1.8)
Income from continuing operations	40.0	7.5	17.7	3.6	33.0	7.9
________________
(1)	Includes charges of $2.0 million primarily related to the wind-down of activities with certain low-volume customers classified as cost of sales in the consolidated statement of income for 2007.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Income from continuing operations increased $22.3 million, or 126.0%, to $40.0 million in 2007 from $17.7 million in 2006.  Income from continuing operations per diluted share was $1.81 in 2007 as compared to $0.81 in 2006.  Our results for 2007 included exit, disposal, certain severance and other charges of $2.1 million (net of tax).  Our results for 2006 included (i) goodwill impairment charges of $9.9 million (net of tax), related to our Drivetrain segment’s United Kingdom-based operation and our Logistics segment’s automotive materials reclamation business, (ii) exit, disposal, certain severance and other charges of $1.2 million (net of tax), and (iii) a charge of $1.1 million (net of tax) related to the write-off of deferred debt issuance costs associated with the early termination of a credit facility.  Other factors which caused income from continuing operations to increase in 2007 as compared to 2006 included:

•
growth in our Logistics segment, primarily related to increases in our programs with GM (primarily an automotive electronics upgrade program that we expect to be substantially completed by the end of the first quarter of 2008), TomTom, SonyEricsson, LG, T-Mobile, TiVo and a favorable mix of services in our base business with AT&T;

•
a reduction in interest expense and a corresponding increase in interest income in 2007 as compared to 2006 primarily due to a reduction in total debt outstanding and an increase in cash and cash equivalents;

•
recovery from the costs in our Logistics segment incurred during 2006 associated with the vertical integration of a test and repair program for Nokia that had been previously outsourced and was subsequently terminated in 2007;

•	recovery from the costs in our Logistics segment incurred during 2006 associated with the launch of a new test and repair program in a new market;

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory reductions in Ford’s distribution channel during the first half of 2006;

•
increased volumes of Honda remanufactured transmissions believed to be associated with an extension of the warranty period for certain models, the impact of which substantially ended during the third quarter of 2007; and

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives,

partially offset by:

•
an increase in product development, market development and start-up costs in our Drivetrain segment associated with our NuVinci® CVP project, which we expect to discontinue in the first quarter of 2008;

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

Net Sales

Net sales increased $32.7 million, or 6.6%, to $530.7 million for 2007 from $498.0 million for 2006.  This increase was primarily due to:

•
growth in our Logistics segment, primarily related to increases in our programs with GM (primarily an automotive electronics upgrade program that we expect to be substantially completed by the end of the first quarter of 2008), TomTom, SonyEricsson, LG, T-Mobile and TiVo;

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory reductions in Ford’s distribution channel during the first half of 2006; and

•
increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models, the impact of which substantially ended during the third quarter of 2007,

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

•
lower sales for medium/heavy duty remanufactured transmissions in our Drivetrain segment with Allison primarily resulting from a reduction in the cost of component parts passed through the remanufacturing process.

Of our net sales for 2007 and 2006, AT&T accounted for 36.8% and 41.8%, Honda accounted for 15.6% and 15.6% and Ford accounted for 15.6% and 15.4%, respectively.

Gross Profit

Gross profit increased $26.4 million, or 25.2%, to $131.1 million for 2007 from $104.7 million for 2006.  The increase was primarily the result of the factors described above under “Net Sales,” combined with a recovery from the vertical integration and program launch costs incurred in our Logistics segment in 2006, and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by start-up costs associated with our NuVinci CVP project (which we expect to discontinue in the first quarter of 2008), and scheduled price concessions granted to certain customers in connection with previous contract renewals.

Gross profit as a percentage of net sales increased to 24.7% for 2007 from 21.0% for 2006.  This increase was primarily due to a favorable mix of services in our Logistics segment (including the automotive electronics upgrade program that is expected to be substantially completed by the end of the first quarter of 2008), recovery from the vertical integration and program launch costs incurred in our Logistics segment in 2006, operating leverage from increased volume in our Drivetrain segment, benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, and a favorable resolution to all receivable and inventory issues associated with the termination of a test and repair program.

SG&A Expense

SG&A expense increased $11.6 million, or 21.3%, to $66.1 million for 2007 from $54.5 million for 2006.  The net increase was primarily the result of an increase in (i) costs for incentive compensation programs and (ii) costs associated with revenue growth in our Logistics segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  As a percentage of net sales, SG&A expense increased to 12.5% for 2007 from 10.9% for 2006.

Impairment of Goodwill

Our annual evaluation of goodwill made as of September 30, 2007, as required by SFAS No. 142, Goodwill and Other Intangible Assets, resulted in no impairment to goodwill.

During 2006, our annual evaluation of goodwill resulted in goodwill impairment charges of $11.7 million related to the United Kingdom-based Drivetrain remanufacturing operation and $2.9 million related to the Logistics segment’s automotive materials reclamation operation.  Because key new business opportunities considered in our 2005 assessment for both of these reporting units did not materialize, and other near-term growth opportunities were considered limited, we concluded that the fair value of these reporting units no longer supported the assigned goodwill.

Exit, Disposal, Certain Severance and Other Charges

During 2007, we recorded $3.4 million ($2.1 million net of tax) of exit, disposal, certain severance and other charges which included (i) $1.4 million ($0.9 million net of tax) for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers (classified as cost of sales), (ii) $0.7 million ($0.5 million net of tax) of severance and other costs primarily related to certain management upgrades and cost reduction activities, (iii) $0.7 million ($0.4 million net of tax) of certain legal and other professional fees unrelated to our ongoing operations, and (iv) $0.6 million ($0.3 million net of tax) of costs primarily related to fixed asset disposals related to the exit from a leased facility, a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers (classified as cost of sales).

During 2006, we recorded $1.9 million ($1.2 million net of tax) of exit, disposal, certain severance and other charges consisting of (i) $1.1 million ($0.7 million net of tax) for severance and related costs associated with cost reduction activities and the reorganization and upgrade of certain management functions, (ii) $0.5 million ($0.3 million net of tax) for due diligence and other costs related to potential acquisitions that we ultimately decided not to pursue, and (iii) $0.3 million ($0.2 million net of tax) of costs for asset retirement obligations we may be contractually obligated to perform in order to restore certain leased facilities to a condition specified in the lease agreement.

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems.  Implementation of any of these could require us to incur additional costs of a nature described above, which would be offset over time by the projected cost savings.

Operating Income

Operating income increased $29.7 million, or 88.9%, to $63.1 million for 2007 from $33.4 million for 2006.  This net increase was primarily due to the $14.6 million of goodwill impairment charges recorded in 2006, coupled with the factors described above under “Net Sales,” “Gross Profit” and “Selling, General and Administrative Expense.”  As a percentage of net sales, operating income increased to 11.9% from 6.7%.

Interest Income

Interest income increased $0.5 million, or 83.3%, to $1.1 million for 2007 from $0.6 million for 2006. The increase was primarily attributable to higher cash balances invested in cash and equivalents during 2007 as compared to 2006.

Write-Off of Debt Issuance Costs

During 2006, we paid the balance outstanding under a credit facility and terminated the related credit and security agreements.  As a result, we recorded a non-cash charge of $1.7 million during 2006 to write off deferred debt issuance costs associated with this facility.

Interest Expense

Interest expense decreased $3.3 million, or 76.7%, to $1.0 million for 2007 from $4.3 million for 2006.  This decrease was primarily due to a reduction in total debt outstanding in 2007 as compared to 2006.  As of December 31, 2007, there were no borrowings outstanding under our credit facility.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations decreased to 36.9% for 2007, from 37.2% for 2006.  The decrease was primarily due to the impact of the $14.6 million goodwill impairment charge recorded in 2006, a significant portion of which (relating to the goodwill previously recorded on the books of our United Kingdom-based subsidiary) received a tax benefit at a rate of 30%, partially offset by the impact of the Texas Margin Tax which became effective in 2007.  Based upon our current estimate of taxable income by state and currently enacted laws, we expect an effective income tax rate of approximately 39.0% for 2008.

Discontinued Operations

During 2007 and 2006 we recorded after-tax losses from discontinued operations of $0.4 million and $9.7 million, respectively.

The loss for 2007 of $0.4 million primarily related to the run-out of warranty claims in our discontinued Independent Aftermarket businesses.

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

See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 14” for a further discussion of these charges.

Reportable	Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2007		2006
Net sales	$293.9	100.0%	$263.4	100.0%
Segment profit	$45.0	15.3%	$24.4	9.3%

Net Sales.  Net sales increased $30.5 million, or 11.6%, to $293.9 million for 2007 from $263.4 million for 2006.  This increase was primarily related to increases in our programs with GM (primarily an automotive electronics upgrade program that we expect to be substantially completed by the end of the first quarter of 2008), TomTom, SonyEricsson, LG, T-Mobile and TiVo, partially offset by:

•	a reduction of sales to AT&T primarily resulting from a reduced mix of component repair parts passed through our test and repair services;

•	a decline in Nokia revenues due to the termination of a test and repair program in June 2007, partially offset by revenue from additional new programs with Nokia; and

•	scheduled price concessions granted to a customer in connection with a previous contract renewal.

Of our segment net sales for 2007 and 2006, AT&T accounted for 66.4% and 79.1% and GM accounted for 12.2% and 2.7%, respectively.

Impairment of Goodwill.  During 2006, our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets, resulted in a charge of $2.9 million for the impairment of goodwill assigned to our automotive materials reclamation operation.  There were no similar costs recorded in 2007.

Exit, Disposal, Certain Severance and Other Charges.  During 2006, we recorded $0.5 million of these costs for severance and related costs associated with the reorganization and upgrade of certain management functions and costs related to a potential acquisition that we ultimately decided not to pursue.  These costs were nominal in 2007.

Segment Profit.  Segment profit increased $20.6 million, or 84.4%, to $45.0 million (15.3% of segment net sales) for 2007 from $24.4 million (9.3% of segment net sales) for 2006.  The increase was primarily the result of the factors described above under “Net Sales” and “Impairment of Goodwill” combined with a favorable mix of services (including the automotive electronics upgrade program that is expected to be substantially completed by the end of the first quarter of 2008), recovery from the vertical integration and program launch costs incurred in our Logistics segment in 2006, a favorable resolution to all receivable and inventory issues associated with the termination of a test and repair program, and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with a previous contract renewal and an increase in costs for incentive compensation programs.

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2007		2006
Net sales	$236.8	100.0%	$234.6	100.0%
Segment profit	$18.1	7.6%	$9.0	3.8%

Net Sales.  Net sales increased $2.2 million, or 0.9%, to $236.8 million for 2007 from $234.6 million for 2006.  The increase was primarily due to:

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory reductions in Ford’s distribution channel during the first half of 2006; and

•
increased volumes of Honda remanufactured transmissions believed to be associated with the extension of the warranty period for certain models, the impact of which substantially ended during the third quarter of 2007, partially offset by:

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year;

•	lower sales for medium/heavy duty remanufactured transmissions with Allison primarily resulting from a reduction in the cost of component parts passed through the remanufacturing process; and

•	scheduled price concessions granted to certain customers in connection with previous contract renewals.

Of our segment net sales for 2007 and 2006, Honda accounted for 35.1% and 33.1%, Ford accounted for 34.9% and 32.7% and Chrysler accounted for 12.4% and 15.6%, respectively.

Impairment of Goodwill.  During 2006, our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets resulted in a charge of $11.7 million for the impairment of goodwill assigned to our United Kingdom-based remanufacturing operation.  There were no similar costs recorded in 2007.

Exit, Disposal, Certain Severance and Other Charges.  During, 2007, we recorded $3.4 million of these costs consisting of (i) $1.4 million for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers, (ii) $0.7 million of certain legal and other professional fees unrelated to ongoing operating activities of the segment, (iii) $0.7 million of severance and other costs primarily related to certain management upgrades and cost reduction activities, (iv) $0.6 million primarily related to fixed asset disposals related to the exit from a leased facility, a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers.  During 2006, we recorded $1.5 million of these costs consisting primarily of $1.0 million for severance and related costs associated with cost reduction activities and the reorganization of certain management functions, as well as (i) costs related to a potential acquisition that we ultimately decided not to pursue and (ii) costs for asset retirement obligations we are contractually obligated to perform in order to restore certain leased facilities back to a condition specified in the lease agreement.

Segment Profit.  Segment profit increased $9.1 million, or 101.1%, to $18.1 million (7.6% of segment net sales) for 2007 from $9.0 million (3.8% of segment net sales) for 2006.  This resulted primarily from the factors described above under “Net Sales” and “Impairment of Goodwill,” operating leverage from increased volumes, and benefits resulting from our lean and continuous improvement program and other cost reductions, partially offset by an increase in product development, market development and start-up costs associated with our NuVinci CVP project and increased “Exit, Disposal, Certain Severance and Other Charges.”

During the first quarter of 2008, we concluded that the return on investment potential for the NuVinci CVP project was not sufficient to continue development activities and on February 15, 2008, the Company sold the intangible assets of the project to Fallbrook Technologies Inc. and entered into an agreement, subject to certain financing conditions, to sell most of the other assets related to the NuVinci project to Fallbrook.  These assets were classified as held and used (as defined in SFAS No. 144) as of December 31, 2007.  We’ve estimated that activities related to the NuVinci project lowered segment profit by approximately $10.9 million and $5.9 million during 2007 and 2006, respectively.  We expect to reclassify the results of this asset group to discontinued operations during the first quarter of 2008.

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

•
a reduction in volume of Chrysler remanufactured transmissions due to (i) Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year and (ii) comparatively higher sales in 2005 due to inventory increases in Chrysler’s distribution channel;

•	an increase in product development and startup cost in our Drivetrain segment associated with our NuVinci CVP project;

•	an increase in cost in our Logistics segment associated with the vertical integration of certain test and repair services that were previously outsourced; and

•	an increase in cost in our Logistics segment associated with the launch of a new test and repair program in a new market,

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

•
a reduction in volume of Chrysler remanufactured transmissions due to (i) Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year and (ii) comparatively higher sales in 2005 due to inventory increases in Chrysler’s distribution channel;

•	a one-time sale in 2005 of $12.5 million of transmission components at cost relating to end-of-life support for an OEM transmission program that ceased production in late 2000; and

•	scheduled price reductions to certain customers in our Drivetrain and Logistics segments pursuant to recent contract renewals.

Of our net sales for 2006 and 2005, AT&T accounted for 41.8% and 29.9%, Honda accounted for 15.6% and 19.3%, Ford accounted for 15.4% and 24.4%, and Chrysler accounted for 7.3% and 15.4%, respectively.

Gross Profit

Gross profit increased $0.6 million, or 0.6%, to $104.7 million for 2006 from $104.1 million for 2005.  The increase was primarily the result of the factors described above under “Net Sales” and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by (i) an increase in cost in our Logistics segment associated with the vertical integration of certain test and repair services that were previously outsourced, (ii) an increase in cost in our Logistics segment associated with the launch of a new test and repair program in a new market and (iii) start-up costs associated with the launch of our NuVinci CVP project.  Primarily as a result of the higher percentage of test and repair services in Logistics, reverse operating leverage resulting from lower Drivetrain volume and the integration and start-up costs described herein, gross profit as a percentage of net sales decreased to 21.0% for 2006 from 24.8% for 2005.

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

Write-Off of Debt Issuance Costs

During 2006, we paid the balance outstanding under a credit facility and terminated the related credit and security agreements.  As a result, we recorded a non-cash charge of $1.7 million during 2006 to write off deferred debt issuance costs associated with the early termination of the facility.

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

See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 14” for a further discussion of these charges.

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2006		2005
Net sales	$263.4	100.0%	$153.2	100.0%
Segment profit	$24.4	9.3%	$18.1	11.8%

Net Sales.  Net sales increased $110.2 million, or 71.9%, to $263.4 million for 2006 from $153.2 million for 2005.  This increase was primarily attributable to the launch and roll-out of new business added during 2005 with AT&T, and to a lesser extent, Nokia, LG, Magellan, T-Mobile and others, coupled with an increase in our base business with AT&T, partially offset by scheduled price reductions to certain customers pursuant to recent contract renewals.  Of our segment net sales for 2006 and 2005, AT&T accounted for 79.1% and 81.9%, respectively.

Impairment of Goodwill.  During 2006, our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets resulted in a charge of $2.9 million for the impairment of goodwill assigned to our automotive materials reclamation operation.  There were no similar costs recorded in 2005.

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

•
a reduction in volume of Chrysler remanufactured transmissions due to (i) Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year and (ii) comparatively higher sales in 2005 due to inventory increases in Chrysler’s distribution channel;

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

Of our segment net sales for 2006 and 2005, Ford accounted for 32.7% and 38.2%, Honda accounted for 33.1% and 30.4%, and Chrysler accounted for 15.6% and 24.3%, respectively.

Impairment of Goodwill.  During 2006, our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets resulted in a charge of $11.7 million for the impairment of goodwill assigned to our United Kingdom-based remanufacturing operation.  There were no similar costs recorded in 2005.

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

Segment Profit.  Segment profit decreased $27.4 million, or 75.3%, to $9.0 million (3.8% of segment net sales) for 2006 from $36.4 million (13.7% of segment net sales) for 2005.  This resulted primarily from the goodwill impairment charge, coupled with the factors described above under “Net Sales” and “Exit, Disposal, Certain Severance and Other Charges” and an increase in product development and start-up costs associated with our NuVinci CVP project, partially offset by benefits resulting from our lean and continuous improvement program and other cost reductions and a reduction of $2.4 million in allocated corporate overhead pursuant to our accounting policy of allocating corporate overhead based upon segment profitability.

Liquidity and Capital Resources

Cash Flow & Capital Expenditures

We had total cash and cash equivalents on hand of $40.1 million at December 31, 2007.  Net cash provided by operating activities from continuing operations was $75.2 million in 2007.  During the year, we provided $11.4 million of cash from our working capital accounts, which included (i) $13.7 million from accounts payable and accrued expenses primarily due to increased compensation accruals and accrued income taxes payable and (ii) $6.7 million from accounts receivable primarily as the result of the favorable timing of cash collections in our Logistics segment, partially offset by cash used of (x) $8.6 million for inventories primarily related to increased test and repair volume in our Logistics segment and new product launches in our Drivetrain segment and (y) $0.4 million for prepaid and other assets.

Net cash used in investing activities from continuing operations was $23.9 million for the year, which included $23.0 million of capital spending primarily related to machinery and equipment for new business initiatives, hardware and software technology enhancements, and capacity maintenance efforts and $1.0 million of net purchases of available-for-sale securities for our nonqualified deferred compensation plan.  Net cash used in financing activities of $18.7 million included payments of $17.8 million made on our credit facility, $5.1 million from the reduction of our book overdrafts, and $0.5 million for treasury stock repurchases of our common stock, partially offset by $3.8 million of cash proceeds and $1.0 million of tax benefits from the exercise of stock-based awards by our employees and non-employee directors.

During 2006, we made a payment of $1.0 million for intangible assets consisting of a license fee that was paid to Fallbrook Technologies Inc. to license the right to develop, manufacture and sell Fallbrook's NuVinci CVP technology in specified fields of use.

For 2008, we estimate $20-$26 million for capital expenditures, consisting of approximately $10-$16 million in support of new business and capacity expansion initiatives in both our Logistics and Drivetrain segments and approximately $10 million in support of maintenance and cost reduction initiatives.

For 2008, we expect our effective tax rate to be 39.0%, an increase from our 2007 effective tax rate of 36.9%.  This increase is primarily the result of our current estimates of the distribution of taxable income by state.

Additionally, in 2007, 2006 and 2005 we utilized $0.9 million, $4.9 million and $5.1 million, respectively, of net operating loss carryforwards to reduce our net income tax payments to $14.0 million, $0.8 million and $4.8 million, respectively.  As of December 31, 2007, we had utilized all of our federal operating loss carryforwards.

Financing

On March 21, 2006, we entered into a credit agreement and a related security agreement with certain banks. This credit agreement provides for a $150.0 million revolving credit facility available through March 2011.  This agreement also provides for the ability to increase the facility size by up to $75.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.  Amounts advanced under the credit facility are guaranteed by all of our domestic subsidiaries and secured by substantially all of our assets and the assets of our domestic subsidiaries.

At our election, amounts advanced under the revolving credit facility will bear interest at either (i) the Base Rate plus a specified margin or (ii) the Eurocurrency Rate plus a specified margin.  The Base Rate is equal to the higher of (a) the lender’s prime rate or (b) the federal funds rate plus 0.50%.  The applicable margins for both Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed. At December 31, 2007, the applicable margins for Base Rate and Eurodollar Rate loans were zero and 1.00%, respectively.  As specified in our credit agreement, the following table sets forth the rates based upon our leverage ratio:

	Applicable Rate
Consolidated Leverage Ratio	LIBOR Margin and Letters of Credit	Commitment Fee	Prime Rate Margin
Less than 1.00:1	1.00%	0.20%	0.00%
Greater or equal to 1.00:1 but less than 1.75:1	1.25%	0.25%	0.25%
Greater or equal to 1.75:1 but less than 2.50:1	1.50%	0.30%	0.50%
Greater or equal to 2.50:1	1.75%	0.35%	0.75%

At December 31, 2007, our borrowing capacity under the credit facility was $148.5 million, net of $1.5 million for outstanding letters of credit.

We were in compliance with all the credit facility’s debt covenants as of December 31, 2007.

We had cash and cash equivalents on hand of $40.1 million at December 31, 2007.

We believe that cash on hand, cash flow from operations and existing borrowing capacity will be sufficient to fund ongoing operations, budgeted capital expenditures and potential repurchases of our common stock.  In pursuing future acquisitions, we will continue to consider the effect any such acquisition costs may have on liquidity.  In order to consummate such acquisitions, we may need to seek funds through additional borrowings or equity financing.

Other

In December 2006, our Board of Directors authorized the repurchase of up to approximately 2% of our outstanding common stock during 2007 to offset the dilutive impact of new shares issued for stock option exercises and restricted stock grants under our stock incentive plans.  During 2007, no open market purchases had been made under this authorization, which expired on December 31, 2007.

Off-Balance Sheet Arrangements

We are not engaged in any off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial condition or results of operations.  However, we are subject to various other commitments and contingencies as disclosed in Item 8. "Consolidated Financial Statements and Supplementary Data – Note 15."

Contractual Obligations

The following table summarizes our contractual obligations from continuing operations expressed in millions of dollars as of December 31, 2007:

	Total	Less than 1 year		1 – 3 years		3 – 5 years	More than 5 years
Debt Obligations:
Letters of credit	$1.5	$	−	$	−	$1.5	$	−
Interest on credit facility(1)	1.0		0.3		0.6	0.1		–
Total debt obligations	2.5		0.3		0.6	1.6		–

Operating lease obligations	28.1		7.7		10.2	5.0		5.2
Purchase obligations(2)	29.5		29.5		−	−		−
Executive compensation agreements(3)	0.4		0.3		0.1	−		−
Nonqualified deferred compensation(4)	3.0		0.1		0.2	0.1		2.6
Deferred compensation(5)	0.5		0.1		0.3	0.1		−
Total	$64.0		$38.0		$11.4	$6.8		$7.8
________________
(1)
Amount represents estimated interest expense related to the unused portion of our credit facility as of December 31, 2007.  Interest is determined assuming the credit facility was terminated on March 31, 2011, its expiration date.  There were no borrowings outstanding under the credit facility at December 31, 2007.

(2)
Purchase obligations primarily consist of contractual arrangements in the form of purchase orders and other commitments with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(3)	Represents amounts payable to our former CEO, former CFO and another former executive.
(4)	Represents amounts payable to certain of our employees and directors under a nonqualified deferred compensation plan.
(5)
Relates to the 1997 acquisition of a former Drivetrain segment business, which requires us to make certain payments to key employees of the seller on various dates subsequent to the closing date.  Through December 31, 2007, we had made $3.2 million of these payments (including $0.1 million paid in 2007).

Impact of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b), which if adopted as proposed by the FASB, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements as a recurring basis (at least annually).  Based on our current operations, the adoption of SFAS No. 157 is not expected to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007.  We have elected not to apply the fair value option to any of our financial instruments.  Based on our current operations, the adoption of SFAS No. 159 is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations.  SFAS No. 141R will significantly change the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R will change the accounting treatment for certain specific items, including (i) acquisition costs will be generally expensed as incurred, (ii) noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date, (iii) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, (iv) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, (v) restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and (vi) changes in deferred tax asset valuation allowances and income tax uncertainties after acquisition date generally will affect income tax expense.  SFAS 141R also includes a substantial number of new disclosure requirements.   SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption in prohibited.  Based on our current operations, the adoption of SFAS No. 141R is not expected to have a material effect on our financial statements.

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

Environmental Matters

See Item 1. "Business–Environmental" for a discussion of environmental matters relating to us.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  At December 31, 2007, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the year ended December 31, 2007 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of December 31, 2007, we had no amounts outstanding under our credit facility and therefore no interest rate exposure.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the year ended December 31, 2007, a 10% change in the foreign exchange rate would increase or decrease our consolidated net income by less than $0.1 million.

ITEM 8.             CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors snd Stockholders of Aftermarket Technology Corp.

We have audited the accompanying consolidated balance sheets of Aftermarket Technology Corp. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aftermarket Technology Corp. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 9 in the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, as of January 1, 2007.  As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aftermarket Technology Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 27, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors snd Stockholders of Aftermarket Technology Corp.

We have audited Aftermarket Technology Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aftermarket Technology Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Aftermarket Technology Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aftermarket Technology Corp. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 27, 2008

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$40,149	$7,835
Accounts receivable, net	71,363	77,720
Inventories	65,595	56,904
Prepaid and other assets	3,467	3,788
Refundable income taxes	2,036	1,382
Deferred income taxes	7,740	7,771
Assets of discontinued operations	-	766
Total current assets	190,350	156,166

Property, plant and equipment, net	60,987	53,008
Debt issuance costs, net	507	664
Goodwill	132,375	132,375
Intangible assets, net	892	1,327
Long-term investments	3,019	1,966
Other assets	1,244	171
Total assets	$389,374	$345,677

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$35,140	$41,889
Accrued expenses	34,617	19,060
Book overdraft	-	5,059
Income taxes payable	3,308	-
Deferred compensation	124	130
Liabilities of discontinued operations	283	1,015
Total current liabilities	73,472	67,153

Amount drawn on credit facility	-	17,800
Deferred compensation, less current portion	3,308	2,352
Other long-term liabilities	2,819	2,335
Liabilities related to uncertain tax positions	1,608	-
Deferred income taxes	27,654	23,707

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,479,944 and 27,109,709
as of December 31, 2007 and 2006, respectively	275	271
Additional paid-in capital	232,312	223,288
Retained earnings	125,336	85,913
Accumulated other comprehensive income	3,766	3,537
Common stock held in treasury, at cost - 5,328,423 and 5,303,083 shares
as of December 31, 2007 and 2006, respectively	(81,176)	(80,679)
Total stockholders' equity	280,513	232,330

Total liabilities and stockholders' equity	$389,374	$345,677

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the years ended December 31,
	2007	2006	2005

Net sales:
Services	$293,917	$263,405	$153,220
Products	236,789	234,569	266,398
Total net sales	530,706	497,974	419,618

Cost of sales:
Services	211,937	210,055	115,019
Products	185,733	183,214	200,488
Products - exit, disposal, certain severance and other charges	1,962	-	-
Total cost of sales	399,632	393,269	315,507

Gross profit	131,074	104,705	104,111

Selling, general and administrative expense	66,131	54,538	48,993
Amortization of intangible assets	435	269	125
Impairment of goodwill	-	14,592	-
Exit, disposal, certain severance and other charges	1,411	1,938	523

Operating income	63,097	33,368	54,470

Interest income	1,141	605	2,026
Other income, net	116	262	542
Write-off of debt issuance costs	-	(1,691)	-
Interest expense	(969)	(4,297)	(7,696)

Income from continuing operations before income taxes	63,385	28,247	49,342

Income tax expense	23,404	10,506	16,344

Income from continuing operations	39,981	17,741	32,998

Loss from discontinued operations,
net of income taxes	(374)	(9,718)	(1,990)

Net income	$39,607	$8,023	$31,008

Per common share - basic:
Income from continuing operations	$1.83	$0.82	$1.55
Loss from discontinued operations	$(0.02)	$(0.45)	$(0.09)
Net income	$1.82	$0.37	$1.45

Per common share - diluted:
Income from continuing operations	$1.81	$0.81	$1.53
Loss from discontinued operations	$(0.02)	$(0.44)	$(0.09)
Net income	$1.79	$0.37	$1.44

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other		Common
	Preferred	Common	Paid-In	Retained	Comprehensive	Unearned	Stock in
	Stock	Stock	Capital	Earnings	Income	Compensation	Treasury	Total

Balance at January 1, 2005	$-	$260	$205,747	$46,882	$3,542	$(749)	$(69,309)	$186,373

Net income	-	-	-	31,008	-	-	-	31,008

Translation adjustments	-	-	-	-	(2,356)	-	-	(2,356)

Comprehensive income								28,652

Issuance of 93,125 shares of common stock from incentive stock awards	-	1	1,475	-	-	(1,476)	-	-

Issuance of 423,382 shares of common stock from exercise of stock options	-	4	4,266	-	-	-	-	4,270

Tax benefit from stock-based award transactions	-	-	1,190	-	-	-	-	1,190

Amortization of unearned compensation	-	-	-	-	-	1,065	-	1,065

Repurchase of 19,670 shares of common stock for treasury	-	-	-	-	-	-	(320)	(320)

Balance at December 31, 2005	-	265	212,678	77,890	1,186	(1,160)	(69,629)	221,230

Net income	-	-	-	8,023	-	-	-	8,023

Translation adjustments	-	-	-	-	2,337	-	-	2,337

Unrealized gain on available- for-sale securities, net of income taxes	-	-	-	-	14	-	-	14

Comprehensive income								10,374

Issuance of 97,429 shares of common stock from incentive stock awards	-	1	(1)	-	-	-	-	-

Issuance of 472,354 shares of common stock from exercise of stock options	-	5	7,490	-	-	-	-	7,495

Tax benefit from stock-based award transactions	-	-	1,525	-	-	-	-	1,525

Noncash stock-based compensation	-	-	2,756	-	-	-	-	2,756

Repurchase of 516,950 shares of common stock for treasury	-	-	-	-	-	-	(11,050)	(11,050)

Reclassification of unearned compensation upon adoption of SFAS 123R	-	-	(1,160)	-	-	1,160	-	-

Balance at December 31, 2006	-	271	223,288	85,913	3,537	-	(80,679)	232,330

Net income	-	-	-	39,607	-	-	-	39,607

Translation adjustments	-	-	-	-	258	-	-	258

Unrealized loss on available- for-sale securities, net of income taxes	-	-	-	-	(29)	-	-	(29)

Comprehensive income								39,836

Issuance of 140,075 shares of common stock from incentive stock awards	-	1	(1)	-	-	-	-	-

Issuance of 230,160 shares of common stock from exercise of stock options	-	3	3,763	-	-	-	-	3,766

Tax benefit from stock-based award transactions	-	-	1,136	-	-	-	-	1,136

Noncash stock-based compensation	-	-	4,126	-	-	-	-	4,126

Repurchase of 17,362 shares of common stock for treasury	-	-	-	-	-	-	(497)	(497)

Adjustment to uncertain tax positions upon adoption of FIN 48	-	-	-	(184)	-	-	-	(184)

Balance at December 31, 2007	$-	$275	$232,312	$125,336	$3,766	$-	$(81,176)	$280,513

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the years ended December 31,
	2007	2006	2005

Operating Activities:
Net income	$39,607	$8,023	$31,008

Adjustments to reconcile net income to net cash provided by
operating activities - continuing operations:
Net loss from discontinued operations	374	9,718	1,990
Impairment of goodwill	-	14,592	-
Write-off of debt issuance costs	-	1,691	-
Depreciation and amortization	15,403	13,871	13,062
Noncash stock-based compensation	4,126	2,756	1,065
Amortization of debt issuance costs	157	412	1,254
Adjustments to provision for losses on accounts receivable	(217)	(23)	334
Loss on sale of equipment	105	160	55
Deferred income taxes	4,291	3,916	9,311
Changes in operating assets and liabilities,
net of businesses acquired or discontinued/sold:
Accounts receivable	6,655	(5,262)	(24,919)
Inventories	(8,585)	(5,013)	12,635
Prepaid and other assets	(423)	(244)	2,715
Accounts payable and accrued expenses	13,714	8,346	1,305
Net cash provided by operating activities - continuing operations	75,207	52,943	49,815

Net cash provided by (used in) operating activities - discontinued operations	(339)	4,425	257

Investing Activities:
Purchases of property, plant and equipment	(23,027)	(11,910)	(17,292)
Purchases of available-for-sale securities	(4,301)	(3,981)	(561)
Purchase of assets of a business	-	(1,746)	-
Purchase of intangible assets	-	(950)	-
Proceeds from sales of available-for-sale securities	3,348	2,511	218
Proceeds from redemption of note receivable from sale of business	-	-	8,365
Proceeds from sale of property, plant and equipment	42	57	42
Net cash used in investing activities - continuing operations	(23,938)	(16,019)	(9,228)

Net cash provided by investing activities - discontinued operations	-	2,161	155

Financing Activities:
Payments on term debt	-	(90,685)	(19,188)
(Payments) borrowings on revolving credit facility, net	(17,800)	17,800	-
Debt issuance costs	-	(786)	118
Net change in book overdraft	(5,059)	(5,426)	4,184
Proceeds from exercise of stock options	3,766	7,495	4,270
Tax benefit from stock-based award transactions	996	1,329	-
Repurchases of common stock for treasury	(497)	(11,050)	(320)
Payments on amounts due to sellers of acquired companies	-	(29)	(2,450)
Payments of deferred compensation related to acquired company	(130)	(136)	(142)
Net cash used in financing activities	(18,724)	(81,488)	(13,528)

Effect of exchange rate changes on cash and cash equivalents	108	341	(84)

Increase (decrease) in cash and cash equivalents	32,314	(37,637)	27,387

Cash and cash equivalents at beginning of year	7,835	45,472	18,085
Cash and cash equivalents at end of year	$40,149	$7,835	$45,472

Cash paid during the year for:
Interest	$830	$4,682	$6,733
Income taxes, net	13,957	809	4,821

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1.     The Company

Aftermarket Technology Corp. (the "Company") has two reportable segments: the Logistics segment and the Drivetrain segment.  The Logistics segment provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. Our principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T Mobility (“AT&T”) (formerly Cingular Wireless), General Motors (“GM”), TomTom, Nokia, LG, Magellan, T-Mobile, Delphi, Visteon, TiVo and SonyEricsson.  The Company’s Drivetrain segment primarily sells remanufactured transmissions to Honda, Ford, Chrysler (formerly DaimlerChrysler), Allison and certain foreign Original Equipment Manufacturers (“OEMs”), primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines primarily to certain European OEMs.   Established in 1994, the Company maintains manufacturing facilities and logistics operations in the United States and a manufacturing facility in the United Kingdom.

Note 2.     Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, we also consolidate any variable interest entities of which we are the primary beneficiary, as defined.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of (i) component electronic equipment repair parts for the Logistics segment and (ii) new and used transmission parts, cores and finished goods for the Drivetrain segment.  Consideration is given to deterioration, obsolescence and other factors in evaluating the estimated market value of inventory based upon management’s judgment and available information which includes assumptions about market conditions, future demand and expected usage rates which may vary from those estimated.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using straight-line methods over the estimated useful lives of the assets for financial reporting purposes, as follows: two to ten years for machinery and equipment, three to seven years for autos and trucks, four to seven years for furniture and fixtures, up to 39 years for buildings and the lesser of 15 years or the remaining term of the related lease, including any periods covered by reasonably assured lease renewals, for leasehold improvements.  Depreciation expense was $14,968, $13,602 and $12,937 for the years ended December 31, 2007, 2006 and 2005, respectively.  Maintenance and repairs are charged to expense as incurred.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the Credit Facility (see Note 8 – Credit Facility) are being amortized on a straight-line basis over the life of the Credit Facility.  As of December 31, 2007 and 2006, debt issuance costs of $507 and $664 are reflected net of accumulated amortization of $279 and $122, respectively.

Goodwill and Other Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill and indefinite lived intangible assets for impairment annually as of September 30 of each year unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  In estimating the fair value of its reporting units, the Company utilizes a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  The annual impairment tests made by the Company as of September 30, 2007 resulted in no adjustment to the carrying value of its goodwill.

Based upon on the Company’s annual goodwill impairment tests made as of September 30, 2006, the Company recorded goodwill impairment charges of $11,722 and $2,870 in its Drivetrain and Logistics segments, respectively.  Because key new business opportunities considered in the 2005 goodwill assessment in both the Drivetrain segment’s United Kingdom-based operation and the Logistics segment’s automotive materials reclamation operation did not materialize, and other near-term growth opportunities were considered limited, the Company concluded that the fair value of these reporting units no longer supported the assigned goodwill.  The fair value of the reporting units were estimated by applying a range of multiples to adjusted EBITDA.

Per the provisions of SFAS No. 142, the Company’s definite lived intangible assets, consisting of non-compete agreements and a licensing agreement, are amortized over their estimated useful lives. (See Note 5 – Goodwill and Intangible Assets.)

Impairment of Long-Lived and Intangible Assets

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset.  If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.  For a discussion of impairments to property, plant and equipment recorded by the Company, see Note 14 − Discontinued Operations and Note 17 − Exit, Disposal, Certain Severance and Other Charges.

Asset Retirement Obligations

The Company follows FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143, which requires entities to record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated. The Company’s asset retirement obligation (“ARO”) liabilities are associated with estimated costs to restore certain leased facilities to a condition specified in the lease agreement. The Company estimates the fair value of these liabilities based on the current condition of the property.  In future periods, we may make adjustments to the ARO liability as a result of the availability of new information, changes in labor costs and other factors. The estimate of the ARO liability is based on a number of assumptions requiring professional judgment, and we cannot predict what revisions to these assumptions will be required in future periods.  In connection with property leases, we record the ARO as a liability and also record a related asset in an amount equal to the estimated fair value of the liability. The capitalized asset is then depreciated on a straight-line basis over the estimated useful life of the asset.  Upon retirement of the asset, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statements of income.  As of December 31, 2007 and 2006, the fair value of ARO liabilities was $419 and $387, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers including AT&T, Honda, Ford, GM, Allison and Chrysler, which are located throughout the United States and, to a lesser extent, the United Kingdom. The estimated fair value of these financial instruments approximate their carrying values as of their respective balance sheet dates.  The Company performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses.  The Company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-off based on historic experience.  Accounts receivable balances are written off against allowance for doubtful accounts after a final determination of uncollectibility has been made.  The credit risk associated with the Company's accounts receivable is mitigated by its credit evaluation process, although collateral is not required.  The Company grants credit to certain customers who meet pre-established credit requirements.

Accounts receivable is recorded at the time of revenue recognition and is reflected net of an allowance for doubtful accounts of $583 and $871 at December 31, 2007 and 2006, respectively.

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

New Product Research and Development Expenses

The cost related to research, design and development of new products charged to expense was $2,132, $3,231 and $1,238 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Also in 2006, the Company elected to adopt the alternative method provided in FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R.  The alternative transition (i) provides a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R related to the tax effects of stock-based compensation, and (ii) determines the subsequent impact on the consolidated statements of cash flows of the tax effects of stock-based compensation awards that were partially vested upon adoption of SFAS No. 123R.

SFAS No. 123R prohibits recognition of a deferred tax asset for an excess tax benefit that has not been realized.  The Company recognizes a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.

During the years ended December 31, 2007, 2006 and 2005, the consolidated statements of income reflect compensation cost related to stock-based payments, which includes stock options and Restricted Stock (defined below), of $2,636 (net of income taxes of $1,490), $1,740 (net of income taxes of $1,016) and $670 (net of income taxes of $395), respectively.  The Company classified the pre-tax stock-based compensation cost of $4,126, $2,756 and $1,065 for 2007, 2006 and 2005, respectively, as part of selling, general and administrative expense in its consolidated statements of income.   In addition, prior to the adoption of SFAS No. 123R, the Company presented the tax benefit of stock option exercises as operating cash flows in the consolidated statements of cash flows.  Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows.

The fair value of stock options granted was estimated by using the Black-Scholes option pricing model assuming no expected dividends and the following weighted-average assumptions during the time periods indicated:
	For the years ended December 31,
	2007	2006	2005
Expected volatility	31.38%	38.11%	39.39%
Risk-free interest rates	4.87%	5.01%	3.69%
Expected term	3.9 years	3.7 years	2.5 years

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

Expected term:  The Company’s expected term represents the period that the Company’s stock option awards are expected to be outstanding.  For purposes of applying the Black-Scholes option-pricing model, the Company has identified two groups of optionees with similar option exercise and forfeiture activity experience.  The expected term of stock option awards granted is derived from historical exercise and forfeiture experience for each of the two groups of optionees and represents the period of time that stock option awards are expected to be outstanding for each optionee group.  The expected term assumption incorporates the contractual term of an option grant as well as the vesting period of an award, and is updated by the Company on an annual basis.

Forfeitures rate: Compensation expense recognized in the consolidated statements of income for the year ended December 31, 2007 is based on awards ultimately expected to vest and it reflects estimated forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Prior to adoption of SFAS No. 123R, the Company made estimates of forfeitures at the time of grant and adjusted the estimates as stock options were actually forfeited.

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

Pro Forma Information under SFAS No. 123

Prior to the January 1, 2006 adoption of SFAS No. 123R, had compensation cost for the Company’s stock-based award plans been determined in accordance with SFAS No. 123, and recognized as compensation expense on a ratable basis over the applicable vesting period, the Company’s reported income from continuing operations and earnings per share would have been adjusted to the pro forma amounts indicated below:

For the year ended December 31,
2005
Income from continuing operations as reported	$32,998
Stock-based employee compensation costs included in the determination of income from continuing operations as reported, net of income taxes	670
Stock-based employee compensation costs that would have been included in the determination of income from continuing operations if the fair value based method had been applied to all awards, net of income taxes	(3,392)
Pro forma income from continuing operations as if the fair value based method had been applied to all awards	$30,276

Basic earnings per common share:
Income from continuing operations as reported	$1.55
Pro forma as if the fair value based method had been applied to all awards	$1.42

Diluted earnings per common share:
Income from continuing operations as reported	$1.53
Pro forma as if the fair value based method had been applied to all awards	$1.40

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Where applicable, this statement simplifies and codifies related guidance within generally accepted accounting principles.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b), which if adopted as proposed by the FASB, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements as a recurring basis (at least annually).  Based on the Company’s current operations, the adoption of SFAS No. 157 is not expected to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to apply the fair value option to any of its financial instruments.  Based on the Company’s current operations, the adoption of SFAS No. 159 is not expected to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations.  SFAS No. 141R will significantly change the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R will change the accounting treatment for certain specific items, including (i) acquisition costs will be generally expensed as incurred, (ii) noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date, (iii) acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, (iv) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, (v) restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and (vi) changes in deferred tax asset valuation allowances and income tax uncertainties after acquisition date generally will affect income tax expense.  SFAS 141R also includes a substantial number of new disclosure requirements.   SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption in prohibited.  Based on the Company’s current operations, the adoption of SFAS No. 141R is not expected to have a material effect on its consolidated financial statements.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the 2007 presentation.

Note 3.     Inventories

Inventories of continuing operations consist of the following:

	December 31,
	2007	2006
Raw materials, including core inventories	$59,296	$49,984
Work-in-process	1,467	1,717
Finished goods	4,832	5,203
	$65,595	$56,904

Note 4.     Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2007	2006
Land	$2,463	$2,520
Buildings	12,639	12,888
Machinery and equipment	111,531	100,438
Autos and trucks	2,239	2,063
Furniture and fixtures	3,124	2,664
Leasehold improvements	15,886	15,076
Construction in process	1,268	844
	149,150	136,493
Less: Accumulated depreciation and amortization	(88,163)	(83,485)
	$60,987	$53,008

During 2007, the Company disposed of obsolete property, plant and equipment with a gross value totaling $10,755 and accumulated depreciation of $10,277.

Note 5.     Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill of continuing operations by reportable segment and a reconciliation to the consolidated financial statements is summarized as follows:

	Logistics	Drivetrain	Consolidated
Balance at December 31, 2005	$19,108	$127,068	$146,176
Impairment	(2,870)	(11,722)	(14,592)
Effect of exchange rate changes from the translation of U.K. subsidiary	−	791	791
Balances at December 31, 2006 and 2007	$16,238	$116,137	$132,375

Intangible Assets

The Company’s intangible assets of continuing operations, consisting of non-compete agreements and a licensing agreement, are being amortized over their estimated useful lives and are summarized as follows:

	December 31,
	2007	2006
Intangible assets	$2,575	$2,575
Less: Accumulated amortization	(1,683)	(1,248)
	$892	$1,327

During 2006, the Company purchased assets valued at $1,746 from one of its suppliers, acquiring a business which the Company had previously outsourced to this supplier.  As part of the asset purchase agreement, the Company received from the supplier a three year non-compete agreement valued at $348.

Also in 2006, the Company paid a $950 license fee to Fallbrook Technologies Inc. to license the right to develop, manufacture and sell Fallbrook’s NuVinci® continuously variable planetary (“CVP”) technology in specified fields of use.  The Company is amortizing the license fee over a five year term.  (See Note 19 - Subsequent Event.)

Estimated amortization expense for the five succeeding fiscal years is as follows:

Estimated Amortization Expense
2008	$328
2009	245
2010	191
2011	112
2012	1

Note 6.     Accrued Expenses

Accrued expenses of continuing operations are summarized as follows:

	December 31,
	2007	2006

Payroll, employee benefits and related costs	$22,003	$11,606
Customer related allowances, discounts and other credits	3,565	714
Warranty	2,154	1,985
Liability for insured losses	1,484	–
Other	5,411	4,755
	$34,617	$19,060

Note 7.     Warranty Liability

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

Changes to the Company’s warranty liability of continuing operations during the years ended December 31, 2005, 2006 and 2007 are summarized as follows:

Balance at December 31, 2004	$2,766
Warranties issued	1,334
Claims paid / settlements	(1,471)
Changes in liability for pre-existing warranties	(130)
Balance at December 31, 2005	2,499
Warranties issued	1,292
Claims paid / settlements	(1,297)
Changes in liability for pre-existing warranties	(509)
Balance at December 31, 2006	1,985
Warranties issued	1,592
Claims paid / settlements	(845)
Changes in liability for pre-existing warranties	(578)
Balance at December 31, 2007	$2,154

Note 8.     Credit Facility

On March 21, 2006, the Company executed a credit agreement and related security agreement with certain banks (the “Credit Facility”). The Credit Facility provides the Company with a $150,000 five-year senior secured revolving credit facility.  The Credit Facility can be increased by up to $75,000 under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitment).

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets.  The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all debt covenants at December 31, 2007.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty or capacity reduction.

As of December 31, 2007, the Company had no amounts outstanding under the Credit Facility and had $1,490 of letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $148,510.  As of December 31, 2006, the Company had $17,800 outstanding under the Credit Facility, which approximated its fair value.

Note 9.     Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	For the years ended December 31,
	2007	2006	2005
Current:
Federal	$16,679	$8,012	$7,178
State	2,065	679	435
Foreign	317	241	206
Total current	19,061	8,932	7,819
Deferred:
Federal	4,615	4,870	8,537
State	(382)	(409)	142
Foreign	110	(2,887)	(154)
Total deferred	4,343	1,574	8,525
	$23,404	$10,506	$16,344

Income from continuing operations before income taxes is summarized as follows:

	For the years ended December 31,
	2007	2006	2005
Domestic	$63,727	$37,399	$49,338
Foreign	(342)	(9,152)	4
Total	$63,385	$28,247	$49,342

The reconciliation of income tax expense computed at the U.S. federal statutory tax rates to income tax expense from continuing operations is as follows:

	For the years ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates	$22,185	35.0%	$9,886	35.0%	$17,270	35.0%
State income taxes, net of federal tax benefit	1,130	1.8	442	1.6	578	1.2
Foreign income taxes	17	−	458	1.6	−	−
Increase in valuation allowance	–	−	54	0.1	–	−
Nondeductible expenses	128	0.2	108	0.4	91	0.2
Federal and state credits	(500)	(0.8)	(183)	(0.6)	(1,558)	(3.2)
Other	444	0.7	(259)	(0.9)	(37)	(0.1)
	$23,404	36.9%	$10,506	37.2%	$16,344	33.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company evaluates its deferred tax assets and liabilities at each reporting period in order to properly reflect their tax effects at the currently enacted tax rates.  Effective April 1, 2008, the tax rate in the U.K. will be reduced to 28% from 30%.  During 2007, the Company recorded foreign income tax expense of $118 to adjust the deferred tax assets of its U.K. subsidiary to the new rate.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Inventory obsolescence reserve	$1,998	$1,677
Product warranty accruals	734	660
Exit, disposal, certain severance and other charges accruals	281	299
Other nondeductible accruals	4,932	3,541
Credit carryforwards	996	3,547
Net operating loss carryforwards	6,194	13,754
Goodwill impairment	4,739	4,868
Total deferred tax assets	19,874	28,346
Deferred tax liabilities:
Amortization of intangible assets	31,272	28,703
Property, plant and equipment	2,071	3,000
Other deferred items	–	336
Total deferred tax liabilities	33,343	32,039
Valuation allowance	(6,445)	(12,243)
Net deferred tax (liability) asset	$(19,914)	$(15,936)

As of December 31, 2007, the Company had utilized all of its federal operating loss carryforwards. As of December 31, 2007, the Company had state loss carryforwards of approximately $2,540 (expiring in varying amounts from 2013 to 2025) attributable to states in which the Company’s primary operations are located.  In addition, the Company has state loss carryforwards attributable to states in which the Company no longer conducts business that are subject to a full valuation allowance.  During 2007 and 2006, the Company utilized income tax benefits associated with continuing operations of $813 and $4,854 from federal operating loss carryforwards, and $42 and $84 from state operating loss carryforwards, respectively.

During 2007, the Company utilized Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $850.  Also during 2007, the Company completed a study of research and development credits and recorded a tax benefit of $295 available to offset its current federal tax payable.  The Company, through its subsidiary in the U.K., has surplus Advance Corporate Tax (“ACT”) of approximately $437 available as a direct offset to future U.K. tax liability.  The Company’s surplus ACT can be carried forward indefinitely.  The Company did not utilize any tax benefits associated with its ACT carryforward in 2007, 2006 or 2005.

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

 During 2007, the Company’s income tax valuation allowance decreased by $5,798 to $6,445 from $12,243 primarily due to the expiration of certain state net operating loss carryforwards that had full valuation allowances recorded against them.

As of December 31, 2007, there were approximately $7,749 of accumulated unremitted earnings from the Company’s U.K. subsidiary with respect to which deferred tax has not been provided because the undistributed earnings of the U.K. subsidiary are indefinitely reinvested.

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

In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net decrease to retained earnings of $184 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities related to the recognition and measurement of positions the Company had taken with respect to certain tax credits allowed in its state income tax filings with the State of Oklahoma.  The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $1,608 and $1,719 as of December 31, 2007 and January 1, 2007, respectively.

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows:

Balances at January 1, 2007	$1,719
Tax positions related to the current year	73
Settlements with tax authorities	(184)
Balance at December 31, 2007	$1,608

Settlement with the Oklahoma Tax Commission was reached during the fourth quarter of 2007 regarding the measurement of certain tax credits, which resulted in a reduction of the FIN 48 liability by $184.

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

The Company was contacted by the Illinois Department of Revenue for an income tax examination of the periods 2004-2006 which began in February 2008.  No tax positions taken on these returns have been assessed at less than the more-likely-than-not threshold.

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

Note 10.     Stock-Based Awards

The Company provides stock options and other incentive stock awards (“Stock Awards”) to employees, non-employee directors and independent contractors under its 2006 Stock Incentive Plan (the “2006 Plan”), its 2004 Stock Incentive Plan (the “2004 Plan”), its 2002 Stock Incentive Plan (the “2002 Plan”), its 2000 Stock Incentive Plan (the “2000 Plan”), its 1998 Stock Incentive Plan (the “1998 Plan”) and its 1996 Stock Incentive Plan, which expired on July 29, 2004, (the “1996 Plan”) (collectively the “Plans”), all of which have been approved by the Company’s stockholders.  The 1996, 1998, 2000 and 2002 plans provide for granting of non-qualified and incentive stock option awards while the 2004 and 2006 plans provide for the granting of non-qualified stock option awards but not incentive options.  Stock options under the Plans are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of grant with vesting periods that have ranged from six months to five years, as determined by the Board of Directors or the Compensation and Nominating Committee of the Board of Directors.  Options under the Plans expire 10 years from the date of grant.  Upon exercise of stock options or granting of Restricted Stock, the Company issues new shares of its common stock.  The 2006, 2004, 2002, 2000 and 1998 plans authorize the issuance of 1,100,000, 1,000,000, 1,000,000, 750,000 and 1,200,000 shares of the Company’s common stock, respectively.  Shares available for grant under the Plans in the aggregate were 842,169, 1,195,679 and 346,559 as of December 31, 2007, 2006 and 2005, respectively.

Stock Options

A summary of the Plans’ stock option activities during the year ended December 31, 2007 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,506,448	$20.10
Granted at market price	253,804	$27.16
Exercised	(230,160)	$16.36
Forfeited	(13,865)	$20.51
Expired	(1,500)	$22.90
Outstanding at December 31, 2007	1,514,727	$21.84	6.4	$9,708

Vested and expected to vest at December 31, 2007	1,492,725	$21.76	6.3	$8,656
Exercisable at December 31, 2007	1,123,222	$20.44	5.6	$8,616

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on December 31, 2007 and the exercise price of each stock option, multiplied by the number of in-the-money stock options.  This amount changes based upon the fair market value of the Company’s common stock.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3,119, $3,778 and $3,167.  The weighted average fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 is estimated at $8.79, $8.67 and $4.50, respectively.

The following summarizes information about options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Shares	Weighted- Average Exercise Prices

$5.00 - $8.00	31,333	3.4 years	$5.06	31,333	$5.06
$8.01 - $12.00	88,000	4.3 years	$10.06	78,667	$10.11
$12.01 - $18.00	501,312	6.7 years	$15.36	500,312	$15.37
$18.01 - $27.00	377,978	7.4 years	$23.20	162,910	$23.45
$27.01 - $32.00	516,104	6.0 years	$30.17	350,000	$30.00
	1,514,727	6.4 years	$21.84	1,123,222	$20.44

Restricted Stock

The following summarizes the status of Restricted Stock as of December 31, 2007 and changes during the year ended December 31, 2007:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2007	171,999	$20.56
Granted	140,075	$28.43
Vested	(79,471)	$19.09
Forfeited	(7,978)	$24.85
Unvested balance at December 31, 2007	224,625	$25.83

The Company estimates that as of December 31, 2007 it had $3,089 of total unrecognized compensation cost related to Restricted Stock granted under the Plans.  That cost is expected to be recognized over the weighted-average period of 1.4 years.  The total fair value of shares that vested during the years ended December 31, 2007, 2006 and 2005 was $2,312, $1,375 and $1,082, respectively.  During the years ended December 31, 2007, 2006 and 2005, the Company recognized compensation expense of $2,542 ($1,624 net of income taxes), $1,509 ($953 net of income taxes) and $1,065 ($670 net of income taxes), respectively, related to Restricted Stock awards.   The weighted average grant-date fair value of Restricted Stock granted during 2006 and 2005 was $24.51 and $15.85, respectively.

Note 11.     Repurchases of Common Stock

During 2007, the Company had authorization to repurchase shares of its outstanding common stock to offset the dilutive impact of stock option exercises and Restricted Stock grants made during the year under the Company’s stock incentive plans.  The Company estimated the number of shares that could have been repurchased under this authorization to be up to approximately 2% of the total shares outstanding.  During 2007, no shares were repurchased by the Company under this authorization, which expired on December 31, 2007.

During the years ended December 31, 2007 and 2006, certain officers and employees of the Company delivered to the Company 17,026 and 15,453 shares of the Company’s common stock in payment of $487 and $366, respectively, of withholding tax obligations arising from the vesting of Restricted Stock awards.  Per the stock incentive plans under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plan and are available for future grant.  Also during 2007, 336 shares were returned as payment of $10 towards an outstanding employee advance.

In addition, 7,978 and 11,759 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards during 2007 and 2006, respectively.

Note 12.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the years ended December 31,
	2007	2006	2005
Numerator:
Income from continuing operations	$39,981	$17,741	$32,998

Denominator:
Weighted-average common shares outstanding	21,806,115	21,714,161	21,351,829
Common stock equivalents	337,608	213,131	227,251
Denominator for diluted earnings per common share	22,143,723	21,927,292	21,579,080

Per common share - basic	$1.83	$0.82	$1.55
Per common share - diluted	$1.81	$0.81	$1.53

Note 13.     Employee Retirement Plans

The Company’s defined contribution plan provides substantially all U.S. salaried and hourly employees of the Company an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements.  As determined by the provision of the plan, contributions are made on a before-tax basis and the Company matches a portion of the employees' basic voluntary contributions.  Company matching contributions to defined contribution plans were approximately $1,357, $1,156 and $1,103 for the years ended December 31, 2007, 2006, and 2005, respectively.

During 2005, the Company adopted a nonqualified deferred compensation plan for certain employees and directors.  Under the terms of this plan, funds are withheld from the participant’s pre-tax earnings, a portion of which are matched by the Company, and are placed into a trust in which the use of the trust assets by the Company is restricted to future distributions to plan participants.  Distributions, as specified by the plan participants, are made upon the participants’ termination from the plan or over contractually defined pay dates ranging from less than one year to twelve years from December 31, 2007.  The assets of the trust primarily consist of mutual fund securities and are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy.  The Company applies the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. Accordingly, the deferred compensation obligation has been classified as a liability and is adjusted, with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the employee. The Company consolidates the assets and liabilities related to the nonqualified deferred compensation plan into its financial statements.  At December 31, 2007 and 2006, the trust’s assets were $3,019 and $1,966 and the corresponding compensation liability, included in the long term portion of deferred compensation, was $3,000 and $1,948, respectively.

The Company classifies these investments as available-for-sale securities, with unrealized holding gains and losses reported net of tax in accumulated other comprehensive income.  The following is a summary of the trust’s assets:

	December 31,
	2007	2006
Cost basis of investments	$3,043	$1,945
Gross unrealized holding gains	10	30
Gross unrealized holding losses	(34)	(9)
Aggregate fair value	$3,019	$1,966

In addition, the Company’s subsidiary located in the U.K. provides a voluntary retirement benefits plan for its employees.  Company-matching contributions to this plan were approximately $370, $334 and $383 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 14.     Discontinued Operations

During 2006, the Company discontinued its Independent Aftermarket businesses. These businesses, which had incurred losses since their beginning, remanufactured engines and distributed non-OEM branded remanufactured engines and transmissions directly to independent transmission and general repair shops and certain aftermarket parts retailers.  The Company received proceeds of $2,051 for the sale of the Independent Aftermarket engine business and ceased the operations of the Independent Aftermarket transmission business, with the exception of contractual obligations for the warranty replacement for units sold prior to its closure.

During 2007, the Company recorded a pre-tax charge of $613 primarily related to costs to service the run-out of warranty claims on sales made prior to the closure of the Independent Aftermarket transmission business.  During 2006, the Company recorded a pre-tax charge of $13,261 related to the exit from these businesses including (i) $9,779 for the write-down of inventory to estimated net realizable value, (ii) $1,385 for the impairment of goodwill, (iii) $775 for the write-down of property, plant and equipment, (iv) $707 of severance costs, (v) $398 for the write-down of accounts receivable, and (vi) $217 of other costs primarily related to a settlement with a customer.

Net sales for the Independent Aftermarket businesses were $8,030 and $22,345 for the years ended December 31, 2006 and 2005, respectively.  As of December 31, 2007, the current liabilities of discontinued operations primarily related to a warranty accrual to service the run-out of warranty claims on sales made prior to the closure of the transmission business.  As of December 31, 2006, the current assets of discontinued operations included a promissory note, accounts receivable and inventory of $459, $158 and $149, respectively.

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

In October 2000, the Company sold the Distribution Group (a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers now owned by Transtar Industries, Inc.), classified the results of this business as part of discontinued operations, and recorded a pre-tax loss of $141,429 from the sale of this business.  During 2005, the Company recorded a charge of $144 for an adjustment to the valuation allowance related to the expected expiration of a capital loss carryforward, and during 2006 the Company recorded income of $60 (net of income taxes of $30) based upon updated information regarding obligations for certain costs related to the sale of this business.

Details of the loss recorded from discontinued operations are as follows:

	For the years ended December 31,
	2007		2006		2005
Exit from Independent Aftermarket:
Loss from closure and sale of businesses		$(266)		$(13,261)	$	−
Operating loss		(355)		(1,576)		(1,795)
Non-operating income		8		143		43
Loss before income taxes		(613)		(14,694)		(1,752)
Income tax benefit		239		4,960		633
Loss from Independent Aftermarket, net of income taxes		(374)		(9,734)		(1,119)

Disposal of Gastonia Operations:
Exit, disposal, certain severance and other charges	$	−	$	−		$(1,012)
Other costs and expenses		−		(68)		(131)
Loss before income taxes		−		(68)		(1,143)
Income tax benefit		−		24		416
Loss from Gastonia operation, net of income taxes		−		(44)		(727)

Sale of Distribution Group:
Income before income taxes		−		90		−
Income tax expense		−		(30)		−
Adjustment to valuation allowance on capital losses		−		−		(144)
Gain (loss) from Distribution Group, net of income taxes		−		60		(144)

Loss from discontinued operations, net of income taxes		$(374)		$(9,718)		$(1,990)

Details of assets and liabilities of discontinued operations are as follows:

	December 31,
	2007		2006
Assets:
Exit from Independent Aftermarket:
Accounts receivable	$	−	$158
Promissory note receivable		−	459
Inventory		−	149
Total assets of discontinued operations	$	−	$766

Liabilities:
Exit from Independent Aftermarket:
Current liabilities		$283	$847
Disposal of Gastonia Operations:
Current liabilities		−	148
Sale of Distribution Group:
Obligations from the sale of the distribution group		−	20
Total liabilities of discontinued operations		$283	$1,015

Note 15.     Commitments and Contingencies

The Company leases certain facilities and equipment under various operating lease agreements, which expire on various dates through 2019.  Facility leases that expire generally are expected to be renewed or replaced by other leases.  Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

For the years ended December 31,	Operating Leases

2008	$7,696
2009	6,250
2010	3,954
2011	2,571
2012	2,428
2013 and thereafter	5,178
Total minimum lease payments	$28,077

Rent expense for all operating leases approximated $9,245, $8,805 and $8,522 for the years ended December 31, 2007, 2006 and 2005, respectively.

From time to time, the Company has been, and currently is, involved in various legal claims arising in connection with its business.  While the results of these claims cannot be predicted with certainty, as of December 31, 2007, there were no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s financial position, results of operations or cash flows.

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business discontinued and sold during 2000 (the "DG Sale") and now owned by Transtar Industries, Inc., the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company's indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including former manufacturing facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities, and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.

Note 16.     Segment Information

Within the Company, financial performance is measured by lines of business.  The Company aggregates certain of its operating units to form two reportable segments: the Logistics segment and the Drivetrain segment.  The Logistics segment provides value-added warehousing and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. The principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T, GM, TomTom, Nokia, LG, Magellan, T-Mobile, Delphi, Visteon, TiVo and SonyEricsson.  The Drivetrain segment primarily sells remanufactured transmissions to Honda, Ford, Chrysler, Allison and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines primarily to certain European OEMs.    The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

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

Financial information relating to the Company’s reportable segments and a reconciliation to the consolidated financial statements are as follows as of and for the years ended December 31:

	Logistics	Drivetrain	Corporate		Discontinued Assets		Consolidated
2007:
Net sales from external customers	$293,917	$236,789	$	−	$	−	$530,706
Depreciation and amortization expense	5,643	9,760		−		−	15,403
Exit, disposal, certain severance and other charges (credits)	(17)	3,390		−		−	3,373
Operating income	45,038	18,059		−		−	63,097
Total assets	96,688	240,255		52,431		−	389,374
Goodwill	16,238	116,137		−		−	132,375
Expenditures of long-lived assets, net	9,848	13,041		138		−	23,027

2006:
Net sales from external customers	$263,405	$234,569	$	−	$	−	$497,974
Depreciation and amortization expense	5,455	8,416		−		−	13,871
Impairment of goodwill	2,870	11,722		−		−	14,592
Exit, disposal, certain severance and other charges	459	1,479		−		−	1,938
Operating income	24,392	8,976		−		−	33,368
Total assets	90,604	236,430		17,877		766	345,677
Goodwill	16,238	116,137		−		−	132,375
Expenditures of long-lived assets, net	5,871	5,932		107		−	11,910

2005:
Net sales from external customers	$153,220	$266,398	$	−	$	−	$419,618
Depreciation and amortization expense	5,022	8,040		−		−	13,062
Exit, disposal, certain severance and other charges (credits)	543	(20)		−		−	523
Operating income	18,052	36,418		−		−	54,470
Total assets	75,033	253,348		58,590		20,809	407,780
Goodwill	19,108	127,068		−		−	146,176
Expenditures of long-lived assets	11,053	5,758		481		−	17,292

Geographic information for revenues, determined by destination of sale and long-lived assets, determined by the location of the Company’s facilities is as follows:

	As of and for the
	Years ended December 31,
	2007	2006	2005
Net sales:
United States	$502,059	$471,513	$388,849
Europe and Canada	28,647	26,461	30,769
Consolidated net sales	$530,706	$497,974	$419,618

Long-lived assets:
United States	$195,563	$185,319	$186,254
Europe	2,954	3,528	14,794
Assets of discontinued operations	–	–	2,247
Consolidated long-lived assets	$198,517	$188,847	$203,295

During the year ended December 31, 2007, net sales from each of three customers amounted to 10 percent or more of the Company’s net sales.  For the years ended December 31, 2007, 2006 and 2005, sales to AT&T (Logistics segment) accounted for $195,302, $208,250 and $125,519, Honda (Drivetrain segment) accounted for $83,040, $77,630 and $81,049, and Ford (Drivetrain segment) accounted for $82,624, $76,659 and $102,281, respectively.  During the year ended December 31, 2005, net sales to Chrysler (Drivetrain segment) were $64,609.

Note 17.     Exit, Disposal, Certain Severance and Other Charges

The Company has periodically incurred certain costs, primarily associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and delayering, rationalization of certain products, product lines and services and asset impairments.  Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, moving and relocation costs, losses on the disposal or impairments of fixed assets, write-down of certain inventories, and certain legal and other professional fees.

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

In 2006, the Company incurred severance and related charges primarily related to cost reduction initiatives of (i) $844 for its Drivetrain segment manufacturing facilities in the United States, (ii) $209 for its Logistics segment, and (iii) $106 at its manufacturing facility in the United Kingdom.  Also in 2006, the Company recorded (i) third-party acquisition diligence and other costs of $496 related to potential acquisitions that the Company ultimately decided not to pursue, and (ii) $283 of costs for asset retirement obligations the Company is contractually obligated to perform in order to restore certain leased facilities to a condition specified in the lease agreement.

During 2007, the Company recorded charges of $3,390 in its Drivetrain segment consisting of  (i) $1,389 for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers (classified as Cost of Sales – Products), (ii) $753 of severance and other costs primarily related to certain management upgrades and cost reduction activities, (iii) $675 of certain legal and other professional fees unrelated to ongoing operating activities of the segment, and (iv) $573 of costs primarily related to fixed asset disposals related to the exit from a leased facility, a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers (classified as Cost of Sales – Products).

Also in 2007, in the Logistics segment, the Company recorded a gain of $67 primarily related to the recovery of an insurance claim originating in 2003, partially offset by a charge of $50 related to a potential acquisition that the Company ultimately decided not to pursue.

Note 18.     Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
2007
Net sales	$131,795	$130,809	$133,472	$134,630
Gross profit	30,227	32,839	33,394	34,614
Exit, disposal, certain severance and other charges	–	1,226	62	2,085
Income from continuing operations	9,659	10,144	11,015	9,163
Net income	9,674	10,072	10,741	9,120
Income from continuing operations per common share – basic	$0.45	$0.47	$0.50	$0.42
Income from continuing operations per common share diluted	$0.44	$0.46	$0.50	$0.41

2006
Net sales	$119,406	$122,021	$128,952	$127,595
Gross profit	24,239	26,446	24,887	29,133
Exit, disposal, certain severance and other charges	106	581	918	333
Impairment of goodwill	–	–	14,592	–
Income (loss) from continuing operations	5,729	6,812	(3,941)	9,141
Net income (loss)	(3,200)	6,764	(4,625)	9,084
Income (loss) from continuing operations per common share – basic and diluted	$0.26	$0.31	$(0.18)	$0.42

Exit, disposal, certain severance and other charges include $713 and $1,249 of costs primarily related to the wind-down of activities with certain low-volume customers, classified as cost of sales in the consolidated statement of income during the second and fourth quarters of 2007, respectively.

During the third quarter of 2006, the Company recorded goodwill impairment charges of $11,722 ($8,050 net of income taxes) related to the Drivetrain segment’s United Kingdom-based operation and $2,870 ($1,812 net of income taxes) related to the automotive materials reclamation business within the Logistics segment.

Note 19.     Subsequent Event

During the first quarter of 2008, the Company concluded that the return on investment potential for the NuVinci® CVP project was not sufficient to continue development activities and on February 15, 2008, the Company sold the intangible assets of the NuVinci project to Fallbrook Technologies Inc. for $700 and entered into an agreement, subject to certain financing conditions, to sell to Fallbrook (i) certain tangible assets of the NuVinci project for $3,952 and (ii) the NuVinci inventory for the Company’s cost.  As of December 31, 2007, these assets were considered by the Company to be an asset group and to be held and used, as those terms are defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.  The assets and operating results of NuVinci were included with the Drivetrain segment for all periods presented (see Note 16 – Segment Information).  The Company expects to (i) finalize the terms of the sale and (ii) reclassify the results of this asset group to discontinued operations, during the first quarter of 2008.  Details of the assets and liabilities of NuVinci are as follows:

December 31,
2007
Assets:
Accounts receivable	$476
Inventories	1,601
Prepaid and other assets	331
Property, plant and equipment, net	4,525
Intangible assets, net	681
$7,614

Liabilities:
Current liabilities	$506

The Company expects to collect the accounts receivable and to redeploy or dispose of those assets not being purchased by Fallbrook and does not expect to incur any material asset impairment charges in connection with the termination of the NuVinci project.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(i)  Disclosure Controls and Procedures.

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(ii)  Internal Control Over Financial Reporting.

(a)  Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including the CEO and the CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control–Integrated Framework, management concluded that our internal control over financial reporting was effective at December 31, 2007.

(b)  Attestation report of the registered public accounting firm.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

(c)  Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following lists our executive officers and directors and their respective ages and positions as of December 31, 2007:

Name	Age	Positions
Donald T. Johnson, Jr.	55	Chairman of the Board, President and Chief Executive Officer
Todd R. Peters	45	Vice President and Chief Financial Officer
John J. Machota	55	Vice President, Human Resources
John M. Pinkerton	50	Vice President and Controller
Mary T. Ryan	54	Vice President, Communications and Investor Relations
Joseph Salamunovich	48	Vice President, General Counsel and Secretary
William L. Conley, Jr.	59	President, ATC Logistics
Richard L. Stanley	51	President, ATC Drivetrain
Brett O. Dickson	43	Vice President, North American Remanufacturing Operations
Robert L. Evans	55	Director
Curtland E. Fields	56	Director
Dr. Michael J. Hartnett	62	Director
Michael D. Jordan	61	Lead Director
S. Lawrence Prendergast	66	Director
Edward Stewart	65	Director

Donald T. Johnson, Jr. joined us as President and Chief Operating Officer in January 2004.  In February 2004 Mr. Johnson became Chief Executive Officer, and became a member of the Board of Directors in May 2004 and Chairman of the Board in June 2005.  Before joining us, Mr. Johnson was Global Director, Parts, Supply and Logistics for Ford Motor Company since 1999.  Prior to that, Mr. Johnson spent 26 years working for Caterpillar, Inc. and its subsidiaries, including serving as Vice President of Caterpillar Logistics Services, Inc. from 1992 until he joined Ford.  Mr. Johnson is lead director and chairman of the compensation committee of the board of directors of Accuride Corporation.  Mr. Johnson holds a B.A. in Management from the University of Illinois.

Todd R. Peters joined us as Vice President, Finance in March 2004 and was appointed Chief Financial Officer in May 2004.  Before joining us, Mr. Peters served TriMas Corporation, a manufacturer of automotive accessories and industrial products, as Executive Vice President and Chief Financial Officer from 2002 to 2003 and as Vice President of Finance from 2001 to 2002.  From 1994 to 2001, he held various positions with Dana Corporation, a manufacturer in the automotive, commercial vehicle, and off-highway markets, including Global Working Capital Team Leader from 2000 to 2001, Director of Operations – Long Manufacturing from 1999 to 2000 and Vice President of Finance from 1994 to 1999.  Prior to that, Mr. Peters worked for Coopers & Lybrand for over eight years.  Mr. Peters holds a B.S. in Business Administration from Central Michigan University and is a certified public accountant.

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

Richard L. Stanley joined us in July 2007 as President of our ATC Drivetrain business.  From 1998 to 2006 Mr. Stanley was President of Remy Inc. (formerly Delco Remy America), the largest division of Remy International, a global manufacturer/remanufacturer of starters and alternators for both automotive/heavy duty/industrial OEMs and the aftermarket (Remy International filed for protection under Chapter 11 of the United States Bankruptcy Code in October 2007).  From 1994 to 1998 Mr. Stanley served as Senior Vice President and General Manager of Remy’s Automotive Systems division.  Between 1978 to 1994 he held increasingly responsible engineering and operations management positions at the Delco Remy division of General Motors Corporation.  Mr. Stanley holds an M.S. in Manufacturing Management from Kettering University.

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

Robert L. Evans became a director of Aftermarket Technology Corp. in December 2004.  Since August 2006, Mr. Evans has served as President, Chief Executive Officer and a member of the Board of Directors of Churchill Downs Inc., a publicly held owner and operator of horse racing venues.  Previously, Mr. Evans was Managing Director of Symphony Technology Group (a strategic holding company that invests primarily in software and services firms) and a predecessor firm, the Valent Group, from 2001 until October 2004.  Prior to that, he was President and Chief Operating Officer of Aspect Development, Inc. from 1999 until its acquisition by i2 Technologies, Inc. in 2000, after which he served as Chief Operating Officer of i2 Technologies.  Mr. Evans was employed by Accenture (formerly Andersen Consulting) from 1993 to 1999, where he held a variety of positions, including Managing Partner of the Americas Supply Chain practice.  From 1990 to 1993 Mr. Evans served as Vice President, Customer Support (Parts & Service) for Mazda Motor of America, and between 1975 and 1990 he held various positions with Caterpillar Inc., including President of Caterpillar Logistics Services.  Mr. Evans serves on our Compensation and Nominating Committee.

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

Audit Committee

We have an Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, composed of S. Lawrence Prendergast (Chairman), Dr. Michael J. Hartnett, and Edward Stewart.  The Board of Directors has determined that Mr. Prendergast is an audit committee financial expert for purposes of Item 407(d)(5) of Regulation S-K under the Exchange Act and that Mr. Prendergast and each of the other members of the Audit Committee is an independent director as defined in the Nasdaq listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us.  Based solely on a review of the copies of the forms that we have received, we believe that all such forms required during 2007 were filed on a timely basis.

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

The full text of our code of ethics was filed as an exhibit to our 2003 Annual Report on Form 10-K and is posted on our website at www.goATC.com.  A copy of the code of ethics may be obtained without charge by sending a written request to us at 1400 Opus Place, Suite 600, Downers Grove, Illinois 60515, attention: Corporate Secretary.  In the future if we amend our code of ethics or grant waivers thereof to any executive officer or director, we will disclose it on our website within five business days following the date of such amendment or waiver.

ITEM 11.   EXECUTIVE COMPENSATION

 Compensation Discussion and Analysis

Overview of Compensation Program

Decisions about the compensation of our executive officers are made by the Compensation and Nominating Committee of our Board of Directors (the “Committee”), all the members of which are independent of management. The Committee is appointed by our Board of Directors and has responsibility for establishing, implementing and monitoring adherence with our compensation philosophy. The Committee reviews with the CEO the performance of the other executive officers, reviews and approves the compensation for the Named Executive Officers (“NEOs”), conducts the annual performance appraisal of our CEO, and recommends to the Board the CEO compensation package including incentive compensation plans in which the CEO participates.  The Committee’s goal is that the total compensation paid to our executive officers is fair, reasonable and competitive.  The types of compensation and benefits provided to the actively employed NEOs are similar to those provided to other executive officers.

Compensation Philosophy and Objectives

Our executive compensation philosophy is as follows:

•	to align compensation of our executive officers with stockholder value creation;
•	to provide market competitive compensation to attract and retain talented executives; and
•	to link incentive compensation to continuous improvements in strategic and operating performance.

The Committee believes the current compensation arrangements provide an appropriate level of incentive for the CEO and our other executive officers to perform at superior levels and in a manner directly aligned with the economic interests of our stockholders.  The Committee approves and continually evaluates our compensation policies applicable to the executive officers so that (i) we maintain the ability to attract and retain excellent employees in key positions, (ii) compensation provided to executive officers remains competitive relative to the compensation paid to similarly situated executives in the competitive market, and (iii) compensation encourages a pay-for-performance environment.  To this end, the Committee believes that executive compensation should include both cash and stock-based compensation that rewards performance as measured against established goals.

Our current executive compensation program consists of four basic elements:

•	Base salary;
•	Annual performance based incentive compensation;
•	Long-term incentive/equity-based awards; and
•	Supplemental benefits.

Independent Compensation Consultant

The Committee periodically uses the services of an independent executive compensation consulting firm (the “independent compensation consultant”), currently Watson Wyatt Worldwide, which reports directly to the Committee and works with management on behalf of the Committee as the Committee determines is necessary. During 2007, the independent compensation consultant provided the Committee with relevant market data and alternatives to consider when making compensation decisions for the CEO and the other executive officers. Additionally, the independent compensation consultant provided the Committee with input on executive compensation items such as executive employment agreements, change-in-control, and long-term incentive design.

2007 Compensation

Competitive Benchmarking – Definition of Market

The Committee periodically reviews compensation data for comparable executive positions in the competitive market.  The independent compensation consultant assists with this analysis.  An extensive competitive compensation analysis was conducted during 2007 for all executive officers including the CEO.

For purposes of competitive market analysis, the Committee reviews competitive market data for comparable executive positions as provided by the independent compensation consultant.  For purposes of executive compensation benchmarking, our executive officers are matched based on job functions and responsibilities.  During 2007, we compared compensation at similarly sized companies in general industry (the “comparator group”) as we feel this is the industry segment in which we compete for executive talent.  In 2006, the Committee utilized similarly sized general manufacturing companies that produce both durable and nondurable goods for comparison purposes.   For 2007, the Committee determined it was appropriate to expand the definition of the competitive market to include general industry because this better reflects the increasing importance of the logistics side of our business.  Our decision to broaden the market definition to include general industry did not have a material impact on the market data as compared to the prior year.  All compensation data is size-adjusted to reflect our business size.

In addition to reviewing general market data for the purpose of evaluating the CEO’s total compensation, the Committee also reviewed market data for specific logistics and manufacturing companies representing our business mix. This group of companies was originally selected and is modified from time to time with assistance from the independent compensation consultant.  The named companies used for benchmarking during 2007 include:

Accuride Corporation	Jabil Circuit Inc.
Agilysis, Inc.	Keystone Automotive Industries Inc.
BorgWarner Inc.	LKQ Corporation
Brightpoint, Inc.	Richardson Electronics Ltd.
CH Robinson Worldwide Inc.	Ryder System Inc.
Celestica Inc.	Solectron Corporation
Con-way Inc.	Standard Motor Products Inc.
Expeditors International of Washington, Inc.	Tenneco, Inc.
Hub Group Inc.	UTi Worldwide Inc.
Innotrac Corporation	YRC Worldwide

Competitive Compensation Objectives

Our executive compensation is based on a pay-for-performance philosophy, emphasizing performance against measures that correlate with increases in stockholder value.  It is the policy of the Committee to set compensation targets for fixed pay (base salary and benefits) at approximately the 50th percentile of the market as defined by the comparator group.  Variable compensation (annual incentives and long-term incentives) is targeted at the 50th to 75th percentile of the market with awards above the 50th percentile tied to the achievement of “stretch” performance goals.

We believe that in order to emphasize a long-term perspective directly tied to stockholder value, a significant portion of the executive’s compensation should be in the form of incentive awards and long-term equity awards, or “pay-at-risk.”  The percentage of pay-at-risk increases as the level of employment position increases. This provides additional upside potential and downside risk for senior positions, recognizing that these roles have greater influence on our overall performance.

The 2007 mix of total compensation for the NEOs is described in the table below. The Committee believes this compensation structure aligns the financial interests of the NEOs and other executive officers with the interests of our stockholders because it rewards management for the achievement of long-term financial results and stockholder value creation.

Named Executive Officers	Base Salary	Annual Incentive Target	Long-Term Incentive Target	Total
Donald T. Johnson	21%	18%	61%	100%
Todd R. Peters	35%	21%	44%	100%
William L. Conley	36%	18%	46%	100%
Joseph Salamunovich	46%	20%	34%	100%
Richard L. Stanley	36%	18%	46%	100%

The Base Salary percentage included in the table above was calculated using the amounts disclosed in the Summary Compensation Table.  The Annual Incentive Target and Long-Term Incentive Target percentages were calculated using amounts disclosed in the Grants of Plan-Based Awards table.  The elements of our executive compensation program are described in more detail below.

Base Salary

We provide NEOs and other executive officers with base salary to compensate them for services rendered during the fiscal year.  For each position, the Committee establishes a base salary range that takes into consideration the position and its responsibility, level of experience and knowledge, the market data on salaries, internal comparability, individual performance, and recommendations provided by the independent compensation consultant. Within that range a specific base salary is then determined.  It is our policy to provide a base salary for a given position that is between 75% and 125% of the midpoint of the base salary range established for that position.

Each year, the individual performance of the executive officers is reviewed by the CEO. These performance assessments and the salary recommendations, if any, are then reviewed with the Committee which, utilizing the provided market data and existing officer salary data, either approves the recommendations or revises them as it deems appropriate.

In the case of the CEO, his performance is evaluated annually by the Committee against a detailed list of performance objectives that have been mutually agreed upon by the Committee and the CEO at the beginning of the year. These objectives include specific measurable financial performance metrics, business strategy implementation milestones, and leadership development/succession planning goals. The Committee utilizes the performance review and the competitive market data to determine the appropriate salary level for the CEO.  The salary for the CEO is then recommended by the Committee and reviewed and approved by the full Board of Directors.

For 2007, the CEO received a base salary increase of 4.7% effective January 1, which reflected the Committee’s evaluation of his performance during the prior year and the competitive market.  The average salary increase in 2007 for the other NEOs was 3.7%, which closely reflected the average salary movement within the comparator group.

The CEO’s salary was not adjusted for 2008.  Base salary adjustments for 2008 for the other NEOs became effective January 1, 2008 and are noted in the footnotes to the Summary Compensation Table below.

Performance-Based Incentive Compensation

We provide annual incentive opportunities through our Management Incentive Compensation Plan (the "IC Plan"), which rewards executive officers and other senior management for the achievement of annual financial results.  We believe this focuses the executives on achieving annual financial goals that are indicative of improved year-over-year performance.  The IC Plan constitutes at-risk compensation which is payable only if the goals are achieved and represents common market practice.  All of the performance measures in the IC Plan reflect our business strategy and key financial metrics that we believe will drive stockholder value while rewarding the executive team for exceptional individual and corporate performance.

Performance Measures.  We believe earnings per share (EPS) and adjusted earnings before interest and taxes (EBIT) are key indicators of financial performance.  Therefore, the primary corporate financial measure in the IC Plan for 2007 was EPS while EBIT served as the primary financial metric for the business segment leadership.   Corporate officer positions are measured entirely on EPS while business segment leadership is measured 70% on such segment’s adjusted EBIT and 30% on EPS.  For business segment leadership, we believe this weighting provides the appropriate incentive to drive business segment performance.  For each of these metrics, it is necessary that a minimum performance level be met before any payment is made for that metric.  For 2007, the threshold levels were as follows:

·	EPS - 93% of target
·	EBIT - 85% of target (both Drivetrain and Logistics)

In addition, we believe all employees must be fully committed to customer quality and service.  Therefore, the IC Plan includes a “quality and service” component pursuant to which the Committee may reduce plan awards by up to 20% if we or a business segment or a business unit do not achieve established quality and service objectives. The quality and service objectives include items such as service levels required by customer contracts, failure rates and warranty costs, and are reviewed regularly by the CEO with the appropriate business team.  At the conclusion of the year, the Committee (or the Board of Directors in the case of the CEO) reviews the quality and service performance and, based on the recommendations from the CEO, determines whether any bonus reduction is to be implemented.

Target Award Opportunities.  The target awards under the IC Plan have been established based on recommendations from the independent compensation consultant to reflect the 50th percentile of annual target incentive awards for similar positions within the market.  For 2007, the target incentive award was 90% of base salary for the CEO, 60% of base salary for the CFO, and 45% or 50% of base salary for the other NEOs, in each case with a minimum “cut-off” award equal to 25% of the target award and a maximum “stretch” award equal to 300% of the target award.

Actual 2007 results. The actual financial performance against targets for 2007 was as follows:

IC Plan
Financial Measure	2007 IC Goal	2007 Actual
Corporate EPS	$ 1.45	$ 1.81
Drivetrain adjusted EBIT	$ 27.996 million	$ 26.002 million
Logistics adjusted EBIT	$ 35.362 million	$ 46.209 million

Based on strong 2007 financial results, the IC Plan payments to the NEOs were as follows:
Named Executive Officers	Payout $ Related to Corporate EPS		Payout $ Related to Adjusted Drivetrain EBIT		Payout Related to Adjusted Logistics EBIT	Total 2007 Payout under the IC Plan
Donald T. Johnson	$1,512,000		-		-	$1,512,000
Todd R. Peters	$607,500		-		-	$607,500
William L. Conley	$117,000		-		$235,867	$352,867
Joseph Salamunovich	$329,400		-		-	$329,400
Richard L. Stanley	$72,691	(1)	$45,490	(1)	-	$118,181	(1)
________________
(1)	Prorated from Mr. Stanley’s July 9, 2007 hire date. Based on a full year of employment, his 2007 EPS, adjusted EBIT and total payouts would have been $150,750, $94,340, and $245,090, respectively.

There were no discretionary adjustments to the bonus amounts made during 2007 for quality and service performance.

The above payments under the IC Plan are consistent with our strong EPS and EBIT performance and provide the pay-for-performance alignment we are seeking.

Long-Term Incentives

Our long-term incentive program is a key element of our total compensation program.  Long-term incentives are the largest component of variable compensation and provide the strongest tie to long-term stockholder value by linking a significant portion of executive compensation directly to stock price growth or decline. As a result, our long-term incentive compensation historically has consisted of awards of stock options and restricted stock.

Effective January 1, 2007 we implemented a new long-term incentive plan (LTIP) that includes a stock component (both options and restricted stock) and a cash component and rewards management for achieving value targets over a three-year performance period.

LTIP Award Opportunities.  The target LTIP incentive opportunities have been established based on the independent compensation consultant’s review of comparator group long-term incentive practices and our compensation philosophy described above.  For 2007, the economic value of the total LTIP incentive award was set at 300% of salary for the CEO, 125% of salary for the CFO and Business Segment Presidents, and 75% of salary for the Vice President, General Counsel and Secretary.  These award sizes are consistent with the 75th percentile of LTIP awards within the competitive marketplace.

The current value mix in the LTIP provides approximately 70% of the value through the stock component and 30% of the value through the cash component.  Each of these components is discussed in more detail below and the Grants of Plan-Based Award Table contains the long-term awards for each of the NEOs.

Stock Options.  Stock options reward management for increases in our stock price above the price at the time the options are granted and thus provide a direct link to stockholder value creation.  The annual awards of stock options for 2007 for the NEOs other than the CEO and Mr. Stanley took place at the Committee’s regularly scheduled meeting on June 5, 2007.  These stock option grants have an exercise price of $30.44, which represented our closing stock price on the date of grant.   With regard to the CEO, his grant was approved by the Board on January 19, 2007, concurrent with the signing of a new employment agreement.  The CEO’s stock option grant has an exercise price of $20.80, equal to the closing stock price on the date of grant.  The Committee granted options to Mr. Stanley at the time of his hiring on July 9, 2007.  The exercise price of Mr. Stanley's options is $30.17, the closing stock price on the date of grant.  The Committee and the Board have never granted options with an exercise price that is less than the closing price of our common stock on the grant date, nor have they granted options that are priced on a date other than the grant date.  Since the end of 1998, we have maintained a policy against repricing stock options without stockholder approval.  All awards of stock options require approval of the Committee (or the Board of Directors in the case of an award to the CEO).

All stock option grants are granted in the form of nonqualified stock options and vest at the rate of 33⅓% per year over the first three years of the ten-year option term.  Vesting and exercise rights cease in connection with termination of employment except in the case of death or disability for the NEOs other than the CEO.  For the CEO, vesting will continue post-employment if the Board determines there has been an orderly transition to the CEO’s successor.

It is the Committee’s intent to generally grant stock options at approximately the same time each year – at the time of our annual meeting, which typically takes place in late May or early June.    We do not have a formal policy with regards to the timing of stock option or restricted stock grants and the release of material non-public information.

Restricted Stock.  Restricted stock grants build executive stock ownership and focus executives on long-term company performance.  Furthermore, awards of restricted stock are consistent with current market practice.  Restricted shares were granted to the NEOs other than the CEO and Mr. Stanley on June 5, 2007 when the stock price was $30.44.  These restricted stock awards are nontransferable and will vest at the rate of 33⅓% per year.  The CEO, in conjunction with the signing of a new employment agreement, was granted a restricted stock award January 19, 2007 when the stock price was $20.80.  Mr. Stanley was granted a restricted stock award when he was hired on July 9, 2007, when the stock price was $30.17.  All restricted stock awards have dividend and voting rights.  Awards of all restricted stock require approval of the Committee (or the Board of Directors in the case of an award to the CEO).
Long-Term Cash.    The cash component of the LTIP is intended to focus the executives on financial and strategic goals important to us over a three-year period.   The target opportunities for the cash component range from 90% of base salary for the CEO to an average of 25% of base salary for the other NEOs.  In each case there is a “cut-off” award equal to 90% of the target award and a “stretch” award equal to 150% of the target award.

The financial performance metrics for the 2006-2008 LTIP performance period are compounded annual growth rate (CAGR) for both revenue and operating income and return on invested capital (ROIC).  These three financial metrics all have equal weight.  Utilizing the same approach as the annual plan, corporate officer positions are measured entirely on our results while business segment leadership is measured 70% on such segment’s results and 30% on our results.

Retirement and Other Benefits

Retirement Savings Plan and Deferral Plan

Unlike many of our competitors, we do not offer a defined benefit retirement plan.  Executive officers participate in our Retirement Savings Plan, a tax-qualified 401(k) plan pursuant to which all our U.S.-based employees, including the NEOs, are able to contribute the lesser of (i) up to 75% of their annual compensation (salary and bonus) or (ii) the limit prescribed by the Internal Revenue Service.  We match 50% on the first 6% of compensation that is contributed by an employee to the plan.  However, due to the legal contribution limits on defined contribution retirement plans, the actual benefit to executive officers under the plan is severely limited.  All employee contributions are fully vested upon contribution, while the matching contribution vests at the rate of 20% per year.

To provide somewhat more competitive retirement benefits, we offer our executive officers and selected U.S.-based key employees the right to participate in a nonqualified deferred compensation plan.  Under this plan, key employees are eligible to defer up to 75% of annual base salary and 100% of annual cash incentive compensation and/or commission awards.  For 2007, the Committee (and the Board of Directors in the case of the CEO) approved a matching contribution of 50% of the first 10% of base salary deferred during the year.  The matching contribution vests at the rate of 20% per year.  Outside directors are also eligible to defer up to 100% of their annual retainer but without a matching contribution.

All of the compensation associated with these plans for 2007 is included in the “Other Compensation” column of the Summary Compensation Table below.

Perquisites and other Personal Benefits

We provide a car allowance of $24,000 per year for the CEO and $9,600 per year for the other executive officers, except for two executive officers who have the use of drive audit vehicles (i.e., a vehicle provided to an employee, without charge, for the purpose of testing our remanufactured products).  The Committee believes this auto allowance is consistent with typical market practice for company car programs and is part of offering a market-competitive total compensation program.

Each executive officer, other than the CEO, also receives an annual allowance equal to 2% of base salary for expenses related to financial counseling, tax and legal services, club dues, home office and the like.  The CEO receives $20,000 annually for such expenses.  This flexible structure enables executives to select benefits based on their specific circumstances and thereby raises the perceived value of the program.

These perquisites and benefits are offered in order to (i) provide executives with certain conveniences so that they can focus more on our business matters, and (ii) offer a market-competitive total compensation package.  The Committee periodically reviews the levels of perquisites and other personal benefits to the NEOs and believes they are reasonable and consistent with our overall compensation program.

All of the compensation to the NEOs associated with these perquisites and other personal benefits for 2007 is included in the “Other Compensation” column of the Summary Compensation Table below.

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

The Committee’s long-term objective is that our compensation programs qualify as performance-based compensation for purposes of Section 162(m) in order to maximize our corporate tax deduction.  Therefore, as required by Section 162(m) both the annual incentive plans and long-term incentive plans were approved by stockholders to qualify applicable compensation as “performance based.”  Furthermore, the incentive plans are administered by the Committee in order to be compliant with Section 162(m).  Since May 2004, the Committee has been composed solely of outside directors for purposes of Section 162(m).  While the Committee’s general policy is to preserve the deductibility of most compensation paid to our covered executives, it may from time to time authorize payments that might not be deductible if the Committee believes that those payments are in the best interests of stockholders.

Summary Compensation Table

The following table sets forth the compensation for 2007 and 2006, for services to us in all capacities, of the NEOs:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)		(j)
Donald T. Johnson Jr. Chairman, President, CEO	2007	$560,000	(3)	$0	$618,324	$501,860	$1,512,000	(4)	$0	$79,443	(5)	$3,271,627
	2006	$535,000	(6)	$0	$330,557	$281,421	$0		$0	$66,178	(7)	$1,213,156
Todd R. Peters Vice President and CFO	2007	$337,500	(8)	$0	$138,567	$120,864	$607,500		$0	$17,620	(9)	$1,222,051
	2006	$324,500		$0	$151,876	$125,414	$0		$0	$17,009	(10)	$618,799
William L. Conley, Jr. President, ATC Logistics & Electronics	2007	$260,000	(11)	$0	$80,945	$71,964	$352,867	(12)	$0	$37,130	(13)	$802,906
	2006	$252,000	(14)	$0	$55,964	$37,796	$159,472	(12)	$0	$36,680	(15)	$541,912
Joseph Salamunovich Vice President, General Counsel and Secretary	2007	$244,000	(16)	$0	$65,038	$54,523	$329,400		$0	$21,135	(17)	$714,096
	2006	$234,600		$0	$68,087	$37,796	$0		$0	$21,763	(18)	$362,246
Richard L. Stanley(19) President, ATC Drivetrain	2007	$162,346	(20)	$50,000	$247,937	$82,354	$118,181		$0	$52,511	(21)	$713,329
	2006	$0		$0	$0	$0	$0		$0	$0		$0
________________
(1)
See Item 8. "Consolidated Financial Statements and Supplementary Data - Note 2 - Stock-Based Compensation" for a description of the assumptions used in the computation of our stock and option award fair values.

(2)
Bonuses are paid under our incentive compensation plan for a particular year if we achieve or exceed specified EPS and other financial targets for the year, and are paid during the first quarter of the following year.

(3)	Mr. Johnson deferred $420,000 of this amount pursuant to our executive deferred compensation plan.
(4)	Mr. Johnson deferred 100% of this amount pursuant to our executive deferred compensation plan.
(5)
Consists of $4,200 Company matching contribution under our 401(k) Plan, $28,876 Company matching contribution under our executive deferred compensation plan, $24,000 automobile allowance, $18,939 in reimbursement for club dues and personal financial planning costs, and $3,428 in Company-paid life insurance premiums.

(6)	Mr. Johnson deferred $267,500 of this amount pursuant to our executive deferred compensation plan.
(7)
Consists of $6,442 Company matching contribution under our 401(k) Plan, $28,076 Company matching contribution under our executive deferred compensation plan, $20,000 automobile allowance, $10,700 in reimbursement for club dues and personal financial planning costs, and $960 in Company-paid life insurance premiums.

(8)	Mr. Peters' base salary was increased to $344,500 effective January 1, 2008.
(9)	Consists of $9,600 automobile allowance; $5,954 in reimbursement for club dues and financial planning costs; and $2,066 in Company-paid life insurance premiums.
(10)	Consists of $9,600 automobile allowance; $6,490 in reimbursement for club dues and financial planning costs; and $919 in Company-paid life insurance premiums.
(11)	Mr. Conley deferred $26,000 of this amount pursuant to our executive deferred compensation plan. His base salary was increased to $280,000 effective January 1, 2008.
(12)	Mr. Conley deferred 50% of this amount pursuant to our executive deferred compensation plan.
(13)
Consists of $6,750 Company matching contribution under our 401(k) Plan, $13,989 Company matching contribution under our executive deferred compensation plan, $9,600 automobile allowance, $5,200 in reimbursement for club dues and personal financial planning costs; and $1,591 in Company-paid life insurance premiums.

(14)	Mr. Conley deferred $25,200 of this amount pursuant to our executive deferred compensation plan.
(15)
Consists of $6,600 Company matching contribution under our 401(k) Plan, $14,550 Company matching contribution under our executive deferred compensation plan, $9,600 automobile allowance, $5,040 in reimbursement for club dues and personal financial planning costs; and $890 in Company-paid life insurance premiums.

(16)	Mr. Salamunovich's base salary was increased to $256,000 effective January 1, 2008.
(17)
Consists of $6,750 Company matching contribution under our 401(k) Plan, $9,600 automobile allowance, $3,292 in reimbursement for club dues and personal financial planning costs, and $1,493 in company-paid life insurance premiums.

(18)
Consists of $6,600 Company matching contribution under our 401(k) Plan, $9,600 automobile allowance, $4,692 in reimbursement for club dues and personal financial planning costs, and $871 in company-paid life insurance premiums.

(19)	Mr. Stanley was hired July 9, 2007.
(20)	Mr. Stanley deferred 10% of this amount pursuant to our executive deferred compensation plan. His full year annual base salary is $335,000.
(21)
Consists of $1,392 Company matching contribution under our 401(k) Plan, $7,087 Company matching contribution under our executive deferred compensation plan, $3,350 in reimbursement for club dues and personal financial planning costs, $2,050 in Company-paid life insurance premiums, and $38,632 in relocation costs.

We have a written employment agreement with each of our NEOs.  The agreement with Mr. Johnson expires on December 31, 2008, subject to a single one-year automatic renewal, while the agreement with each of the other NEOs is on a year-to-year basis with unlimited automatic renewals.

Each agreement provides for a base salary, participation in our various incentive and benefit plans, and various perquisites, including an annual car allowance ($24,000 for Mr. Johnson, $9,600 for other executive officers), and reimbursement of the executive’s expenses for financial planning, club dues and similar matters (capped at $20,000 per year for Mr. Johnson and 2% of annual base salary for other executives).

Each agreement includes a noncompetition provision that runs for a specified period after the executive ceases to be employed by Aftermarket Technology Corp.  The period is 24 months in the case of Messrs. Johnson and Peters and 18 months in the case of the other executive officers.  Each agreement also contains a confidentiality provision and a provision that prohibits the executive officer from soliciting our employees for employment by other companies during a specified period after leaving Aftermarket Technology Corp.

Each of the employment agreements provides for severance payments to the executive officer in certain circumstances.  See “Potential Payments Upon Termination or Change-in-Control” below.

Grants of Plan-Based Awards Table

The following table sets forth information regarding each grant of an award made in 2007 to the NEOs under our various incentive plans:

Name	Grant Date	Estimated Future Payouts under Non- Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards
		Threshold $	Target $	Maximum $		Threshold #	Target #	Maximum #
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)		(j)		(k)	(l)
Donald T. Johnson Jr. Chairman, President and CEO		$126,000	$504,000	$1,512,000	(1)	-	-	-
		$453,600	$504,000	$756,000	(2)
	1/19/07								29,400	(3)	-		-	$611,520
	1/19/07								-		87,700	(3)	$20.80	$531,024
Todd R. Peters Vice President and CFO		$50,625	$202,500	$607,500	(1)	-	-	-
		$113,873	$126,525	$189,788	(2)
	6/05/07								4,849	(3)	-		-	$147,604
	6/05/07								-		15,588	(3)	$30.44	$147,992
William L. Conley, Jr. President, ATC Logistics & Electronics		$32,500	$130,000	$390,000	(1)	-	-	-
		$87,750	$97,500	$146,250	(2)
	6/05/07								3,737	(3)	-		-	$113,754
	6/05/07								-		12,012	(3)	$30.44	$114,042
Joseph Salamunovich Vice President, General Counsel and Secretary		$27,450	$109,800	$329,400	(1)	-	-	-
		$49,410	$54,900	$82,350	(2)
	6/05/07								2,104	(3)	-		-	$64,046
	6/05/07								-		6,764	(3)	$30.44	$64,217
Richard L. Stanley President, ATC Drivetrain		$20,192	$80,767	$242,301	(1)	-	-	-
		$56,531	$62,813	$94,219	(2)
	7/09/07								28,000	(4)	-		-	$844,760
	7/09/07								-		30,000	(4)	$30.17	$280,626
________________
(1)
Established under the annual IC Plan and payable if we achieve or exceed specified EPS and other financial targets for the year ended December 31, 2007 (provided that any bonus may be reduced by up to 20% if certain quality and service metrics are not achieved).   The amounts shown in column (c) reflect the minimum payments under the IC Plan which are 25% of the target amounts shown in column (d).  The amounts shown in column (e) are 300% of such target amounts.  These amounts are based on the individual's current salary, position and eligibility period.

(2)
Established under the LTIP (3-year) and payable if we achieve or exceed specified financial targets (CAGR - Revenue, CAGR - EBIT, ROIC) for the three-year period ending December 31, 2008.   The amounts shown in column (c) reflect the minimum payments under the LTIP which are 90% of the target amounts shown in column (d).  The amounts shown in column (e) are 150% of such target amounts.  These amounts are based on the individual's 2007 salary, position and eligibility period.

(3)	Awarded under the 2006 Stock Incentive Plan. No consideration was paid for the award.
(4)	Awarded under the 2004 Stock Incentive Plan. No consideration was paid for the award.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding unexercised stock options, unvested restricted stock, and equity incentive plan awards for each NEO outstanding as of December 31, 2007:

Name	Options Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expi-ration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
Donald T. Johnson, Jr.							50,233	(1)	$1,369,352	-	-
	108,146	0			$14.0000	01/02/14
	75,000	0			$15.8500	06/02/15
	18,750	37,500	(2)		$24.6900	06/01/16
	0	87,700	(3)		$20.8000	01/19/17
Todd R. Peters							11,099	(4)	$302,559	-	-
	5,625	11,250	(2)		$24.6900	06/01/16
	0	15,588	(5)		$30.4400	06/05/17
William L. Conley, Jr.							6,862	(6)	$187,058	-	-
	25,000	0			$14.1100	08/07/12
	10,000	0			$14.9000	05/12/14
	11,250	0			$15.8500	06/02/15
	2,813	5,624	(2)		$24.6900	06/01/16
	0	12,012	(5)		$30.4400	06/05/17
Joseph Salamunovich							5,229	(7)	$142,543	-	-
	20,000	0			$22.9000	05/08/12
	10,000	0			$14.9000	05/12/14
	11,250	0			$15.8500	06/02/15
	2,813	5,624	(2)		$24.6900	06/01/16
	0	6,764	(5)		$30.4400	06/05/17
Richard L. Stanley							28,000	(8)	$763,280	-	-
	0	30,000	(8)		$30.1700	07/09/17
________________
(1)	9,800 shares vested in January 2008; 14,583 shares vest in June 2008; 9,800 shares vest in January 2009; 6,250 shares vest in June 2009 and 9,800 shares vest in January 2010.
(2)	Vest in equal installments in June 2008 and June 2009.
(3)	29,234 options vested in January 2008 and the balance vest in equal installments in January 2009 and January 2010.
(4)	5,992 shares vest in June 2008; 3,491 shares vest in June 2009; and 1,616 shares vest in June 2010.
(5)	Vest in equal installments in June 2008, June 2009 and June 2010.
(6)	3,433 shares vest in June 2008; 2,183 shares vest in June 2009; and 1,246 shares vest in June 2010.
(7)	2,889 shares vest in June 2008; 1,639 shares vest in June 2009; and 701 shares vest in June 2010.
(8)	Vest in equal installments in July 2008, July 2009 and July 2010.

Option Exercise and Stock Vesting Table

The following table sets forth information regarding the exercise of stock options and vesting of restricted stock in 2007 for the NEOs:

	Option Awards		Restricted Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized Upon Vesting ($)
(a)	(b)	(c)	(d)	(e)
Donald T. Johnson, Jr.	31,854	$642,972	14,583	$442,886
Todd R. Peters	23,333	$371,683	12,708	$321,028
William L. Conley, Jr.	0	$0	3,021	$89,574
Joseph Salamunovich	15,000	$159,875	3,855	$112,725
Richard L. Stanley	0	$0	0	$0

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The following table sets forth information regarding the NEOs’ participation in our deferred compensation plan during 2007:

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)(3)		Aggregate Earnings in Last FY ($)(4)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)		(d)	(e)	(f)
Donald T. Johnson Jr. Chairman, President, CEO	$420,000	$28,876	(5)	$(3,999)	$0	$1,699,095
Todd R. Peters Vice President and CFO	$0	$0		$0	$0	$0
William L. Conley, Jr. President, ATC Logistics & Electronics	$105,705	$13,989	(6)	$20,013	$0	$316,324
Joseph Salamunovich Vice President, General Counsel and Secretary	$0	$0		$0	$0	$0
Richard L. Stanley President, ATC Drivetrain	$14,173	$7,087		$232	$0	$21,492
________________
(1)	All of these amounts are reported as 2007 compensation in the Summary Compensation Table.
(2)	All of these amounts are reported as "All Other Compensation" in the Summary Compensation Table.
(3)	In 2007, the Company provided a matching contribution of 50% of the first 10% of base salary deferred.
(4)	None of these amounts are reported as 2007 compensation in the Summary Compensation Table.
(5)	Includes special Company contribution of $876 to replace a forfeited 401(k) Plan Company matching contribution.
(6)	Includes special Company contribution of $1,004 to replace a forfeited 401(k) Plan Company matching contribution.

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

The following table shows the funds available under the deferred compensation plan and their annual rate of return for the year ended December 31, 2007, as reported by the administrator of the plan:

Name of Fund	Rate of Return	Name of Fund	Rate of Return
American Century Equity Income Adv. Fund	1.43%	Principal Investors Money Market Pfd. Fund	4.76%
American Funds EuroPacific Growth R3 Fund	18.58%	Principal Investors Partners MidCap Value Pfd. Fund	(2.04)%
American Funds Growth Fund of America R3 Fund	10.59%	Principal Investors Real Estate Securities Pfd. Fund	(17.74)%
Calvert Social Investment Bond A Fund	6.66%	Principal Investors SmallCap Blend Pfd. Fund	1.63%
Lord Abbett All Value P Fund	7.39%	Principal Investors SmallCap Value Pfd. Fund	(7.67)%
Principal Investors International Growth Pfd. Fund	12.16%	Russell LifePoints® Balanced Strategy E Fund	6.78%
Principal Investors LargeCap Growth Pfd. Fund	22.73%	Russell LifePoints® Equity Growth Strategy E Fund	7.38%
Principal Investors MidCap Blend Pfd. Fund	9.16%

Potential Payments Upon Termination or Change-in-Control

Each of the employment agreements with our NEOs provides that we will make severance payments and provide severance benefits to the executive if his employment with us terminates under certain circumstances.  For purposes of the following discussion, the “termination date” means the date the executive ceases to be our employee, whether due to nonrenewal of the employment agreement, termination by us, or the executive’s resignation, death or disability.

Mr. Johnson’s severance is equal to two years of base salary and 2.0 times his target bonus under our annual IC Plan, plus a prorated portion of any cash bonus under our LTIP.  Severance is payable if (i) he is terminated without cause or resigns for “good reason” (see below), (ii) his employment agreement is not renewed within 18 months after a “change in control” (see below), or (iii) he becomes disabled.  Severance payments will be made over the 24-month period following his termination date unless the termination date occurs within 18 months after a change in control, in which case the severance will be made in a single payment within ten days after the termination date.  Mr. Johnson’s medical coverage runs for five years after termination.  In February 2008 his employment agreement was amended to increase his severance if, within 18 months after a change in control, he is terminated without cause, he resigns for good reason, or his agreement is not renewed, in which case his severance will equal three years of base salary, 3.0 times his target bonus under our annual IC Plan, and a prorated portion of any cash bonuses under our annual IC Plan and our LTIP.

Mr. Johnson’s unvested stock options and restricted stock as of his termination date will continue to vest according to their vesting schedules after the termination date under the following circumstances: (i) the expiration of his employment agreement without renewal; (ii) his termination without cause or resignation for good reason; (iii) his permanent disability; or (iv) his voluntary resignation if the Board determines that Mr. Johnson has provided an orderly transition to his successor.  If Mr. Johnson ceases to be our employee due to his death, then all his unvested stock options and restricted stock will immediately vest.  If he is terminated for cause or voluntarily resigns without providing an orderly transition, then his stock options and restricted stock that are unvested as of the termination date will terminate.  His options that are vested on his termination date or that subsequently vest will be exercisable until the tenth anniversary of the date of their grant.

Mr. Johnson’s severance payments are subject to a tax “gross-up” of up to $5,000,000 to offset the “parachute” excise tax under Internal Revenue Code Section 4999 if a change in control occurs within 18 months prior to his termination date.

Severance is payable to an executive officer other than Mr. Johnson if (i) the executive is terminated without cause or resigns for good reason, or (ii) his or her employment agreement is not renewed.  Severance is equal to 12 months of base salary (18 months for Mr. Peters) plus a prorated portion of the cash bonus that would be payable under our annual IC Plan for the year in which the termination date occurs.  If the termination date occurs within 18 months after a change in control, the executive officer would also receive a payment equal to his target bonus under the IC Plan for the year in which the termination date occurs.  The severance also includes continued medical benefits during the severance period.    In February 2008 our Compensation Committee increased the severance payable to each of Messrs. Peters, Conley, Salamunovich and three other executive officers in the event of termination within 18 months after a change in control.  In that event, severance will equal 18 months of base salary (24 months for Mr. Peters), 1.5 times the target bonus under our annual IC Plan (2.0 times for Mr. Peters) and a prorated portion of any cash bonuses under our annual IC Plan and our LTIP.

Severance payments to an executive officer will ordinarily be made over the severance period unless the termination date occurs within 18 months after a change in control, in which case the severance will be made in a single payment within ten days after the termination date.

If the employment of an executive officer (other than Mr. Johnson) terminates, all of his unvested stock options and shares of restricted stock will terminate on the termination date, unless either (i) a change in control has occurred within 18 months prior to the termination date or (ii) termination is due to the executive’s death or permanent disability, in which case all such unvested options and restricted stock will vest on the termination date.  Generally an executive will have 30 days after his or her termination date in which to exercise any stock options that vested on or before the executive’s termination date, except in the case of termination without cause within 18 months after a change in control, upon death or disability, in which case the executive (or his estate) has one year from the termination date in which to exercise such vested options.

None of the executive employment agreements in place at December 31, 2007 provides for any payments or benefits upon a change in control unless the executive’s employment terminates at the time of the change in control.

None of the executive employment agreements, other than Mr. Johnson’s, provide for a tax “gross-up” to offset the “parachute” excise tax under Internal Revenue Code Section 4999.

It is a condition to receiving severance payments and benefits that the executive officer release us from all legal claims of any nature that he or she has or may have as of the termination date.

“Change in control” (CIC) occurs if (i) a reorganization, merger or consolidation of Aftermarket Technology Corp. or sale of all or substantially all of our assets occurs unless after such transaction at least 85% of the total voting power of the entity surviving or resulting from such transaction is beneficially owned by persons who prior to the transaction beneficially owned 100% of the total voting power of Aftermarket Technology Corp., (ii) any stockholder (or group of stockholders) becomes the beneficial owner of more than 35% of the total voting power of Aftermarket Technology Corp., or (iii) during any 12 month period individuals who at the beginning of such 12-month period constituted our Board of Directors (together with any new directors whose election by such Board or whose nomination for election by our stockholders was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of our Board of Directors.

“Good reason” means (i) a material diminution in the executive officer’s compensation, authority or responsibilities that is not justified by the executive’s performance, or (ii) our material breach of the employment agreement, where such diminution or breach is not cured within 30 days after notice from the executive officer.

The following tables show the payments and benefits that the NEOs could receive in the event of certain termination events, based on their employment agreements as in effect on December 31, 2007:

Donald T. Johnson Jr.

Executive Benefits and Payments Upon Termination	Voluntary Termination Without Board- approved Transition	Voluntary Termination With Board- approved Transition	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability
Compensation:
Severance Allowance	-	-	-	$2,128,000	$2,128,000	-	$1,120,000
Short-term Incentive
Earned Annual Incentive Award	$1,512,000	$1,512,000	$1,512,000	$1,512,000	$1,512,000	$1,512,000	$1,512,000
Long-term Incentives
3-year Incentive Award	$336,000	-	-	$336,000	$336,000	$336,000	$336,000
Stock Options(2)	-	$662,917	-	$662,917	$662,917	$662,917	$662,917
Restricted Stock(3)	-	$1,369,352	-	$1,369,352	$1,369,352	$1,369,352	$1,369,352
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	-	$30,461	$30,461	$30,461	$30,461
Life Insurance Proceeds	-	-	-	-	-	$1,680,000	-
Vested Portion of Company Match of Deferred Comp.	$42,424	$42,424	$42,424	$42,424	$70,707	$70,707	$70,707
Accrued Vacation Pay	$2,057	$2,057	$2,057	$2,057	$2,057	$2,057	$2,057
Outplacement Assistance	-	-	-	$25,000	$25,000	-	-
280G Tax Gross Up	-	-	-	-	-	-	-
Total:	$1,892,481	$3,588,750	$1,556,481	$6,108,211	$6,136,494	$5,663,494	$5,103,494
________________
(1)	Includes resignation for good reason.
(2)
Unvested awards that either (a) continue to vest according to its terms or (b) accelerate upon the terminating event multiplied by (i) our closing stock price on December 31, 2007 minus (ii) the exercise price of such awards.

(3)	Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 31, 2007.
(4)	Estimated employer subsidy.

Todd R. Peters

Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability
Compensation:
Severance Allowance	-	-	$506,250	$708,750	-	-
Short-term Incentive
Earned Annual Incentive Award	$607,500	$607,500	$607,500	$607,500	$607,500	$607,500
Long-term Incentives
3-year Incentive Award				$84,350
Stock Options(2)	-	-	-	$28,913	$28,913	$28,913
Restricted Stock(3)	-	-	-	$302,559	$302,559	$302,559
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	$12,342	$12,342	-	-
Life Insurance Proceeds	-	-	-	-	$1,013,000	-
Vested Portion of Company Match of Deferred Comp.	-	-	-	-	-	-
Accrued Vacation Pay	$1,298	$1,298	$1,298	$1,298	$1,298	$1,298
Outplacement Assistance	-	-	$25,000	$25,000	-	-
280G Tax Gross Up	-	-	-	-	-	-
Total:	$608,798	$608,798	$1,152,390	$1,770,712	$1,953,270	$940,270
________________
(1)	Includes nonrenewal of agreement and resignation for good reason.
(2)	Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 31, 2007 minus (ii) the exercise price of such awards.
(3)	Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 31, 2007.
(4)	Estimated employer subsidy.

William L. Conley Jr.

Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability
Compensation:
Severance Allowance	-	-	$260,000	$390,000	-	-
Short-term Incentive
Earned Annual Incentive Award	$352,867	$352,867	$352,867	$352,867	$352,867	$352,867
Long-term Incentives
3-year Incentive Award				$65,000
Stock Options(2)	-	-	-	$14,454	$14,454	$14,454
Restricted Stock(3)	-	-	-	$187,058	$187,058	$187,058
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	$6,092	$6,092	-	-
Life Insurance Proceeds	-	-	-	-	$780,000	-
Vested Portion of Company Match of Deferred Comp.	$38,299	$38,299	$38,299	$38,299	$38,299	$38,299
Accrued Vacation Pay	$14,000	$14,000	$14,000	$14,000	$14,000	$14,000
Outplacement Assistance	-	-	$25,000	$25,000	-	-
280G Tax Gross Up	-	-	-	-	-	-
Total:	$405,166	$405,166	$696,258	$1,092,770	$1,386,678	$606,678
________________
(1)	Includes nonrenewal of agreement and resignation for good reason.
(2)	Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 31, 2007 minus (ii) the exercise price of such awards.
(3)	Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 31, 2007.
(4)	Estimated employer subsidy.

Joseph Salamunovich

Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability
Compensation:
Severance Allowance	-	-	$244,000	$353,800	-	-
Short-term Incentive
Earned Annual Incentive Award	$329,400	$329,400	$329,400	$329,400	$329,400	$329,400
Long-term Incentives
3-year Incentive Award				$36,600
Stock Options(2)	-	-	-	$14,454	$14,454	$14,454
Restricted Stock(3)	-	-	-	$142,543	$142,543	$142,543
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	$8,228	$8,228	-	-
Life Insurance Proceeds	-	-	-	-	$732,000	-
Vested Portion of Company Match of Deferred Comp.	-	-	-	-	-	-
Accrued Vacation Pay	$938	$938	$938	$938	$938	$938
Outplacement Assistance	-	-	$25,000	$25,000	-	-
280G Tax Gross Up	-	-	-	-	-	-
Total:	$330,338	$330,338	$607,566	$910,963	$1,219,335	$487,335
________________
(1)	Includes nonrenewal of agreement and resignation for good reason.
(2)	Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 31, 2007 minus (ii) the exercise price of such awards.
(3)	Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 31, 2007.
(4)	Estimated employer subsidy.

Richard L. Stanley

Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC (1)	Death	Disability
Compensation:
Severance Allowance	-	-	$335,000	$502,500	-	-
Short-term Incentive
Earned Annual Incentive Award	$118,181	$118,181	$118,181	$118,181	$118,181	$118,181
Long-term Incentives
3-year Incentive Award				$20,938
Stock Options(2)	-	-	-	$0	$0	$0
Restricted Stock(3)	-	-	-	$763,280	$763,280	$763,280
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	$3,241	$3,241	-	-
Life Insurance Proceeds	-	-	-	-	$1,005,000	-
Vested Portion of Company Match of Deferred Comp.	-	-	-	$7,164	$7,164	$7,164
Accrued Vacation Pay	-	-	-	-	-	-
Outplacement Assistance	-	-	$25,000	$25,000	-	-
280G Tax Gross Up	-	-	-	-	-	-
Total:	$118,181	$118,181	$481,422	$1,440,304	$1,893,625	$888,625
________________
(1)	Includes nonrenewal of agreement and resignation for good reason.
(2)	Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 31, 2007 minus (ii) the exercise price of such awards.
(3)	Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 31, 2007.
(4)	Estimated employer subsidy.

Compensation of Directors

The following table sets forth the compensation for 2007 for those persons who served as members of our Board of Directors during 2007 (other than the Chairman of the Board, whose compensation is included in the above tables as a named executive officer):

Name	Fees earned or paid in cash ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)		(c)		(d)		(e)	(f)	(g)	(h)
Robert L. Evans	$50,000	(2)	$43,775	(3) (4)	$48,225	(5) (6)	$0	$0	$0	$142.000
Curtland E. Fields	$50,000		$43,775	(3) (4)	$48,225	(5) (6)	$0	$0	$0	$142,000
Michael J. Hartnett	$50,000		$43,775	(3) (4)	$48,225	(5) (7)	$0	$0	$0	$142,000
Michael D. Jordan	$50,000	(2)	$43,775	(3) (4)	$53,668	(5) (6)	$0	$0	$0	$147,443
S. Lawrence Prendergast	$50,000		$43,775	(3) (4)	$53,668	(5) (6)	$0	$0	$0	$147,443
Edward Stewart	$50,000	(2)	$43,775	(3) (4)	$48,225	(5) (6)	$0	$0	$0	$142,000
________________
(1)
See Item 8. "Consolidated Financial Statements and Supplementary Data - Note 2 - Stock-Based Compensation" for a description of the assumptions used in the computation of our stock/option award fair values.

(2)	Entire 2007 cash retainer has been deferred in Company's Nonqualified Deferred Compensation Plan.
(3)	The grant date fair value of 2,000 shares of restricted stock granted in 2007 is $60,960.
(4)	As of December 31, 2007, the director held 3,833 shares of restricted stock.
(5)	The grant date fair value of 6,000 options to purchase common stock granted in 2007 is $78,522.
(6)	As of December 31, 2007, the director held 29,000 options to purchase common stock.
(7)	As of December 31, 2007, the director held 124,000 options to purchase common stock.

We pay our outside directors an annual fee of $50,000 for serving on the Board and we reimburse them for their expenses in connection with attending Board and committee meetings.  Directors do not receive any compensation for serving on a committee or serving as lead director or a committee chairman.  In addition to the annual fee, each outside director receives an annual grant of restricted stock and options to purchase our common stock.  For 2007 the grant was 2,000 shares of restricted stock and 6,000 stock options.  Each director’s restricted stock (for which no consideration was paid) vests in one-third increments on the first, second and third anniversaries of the date of grant.  The option exercise price is $30.48 (the closing price of our common stock on Nasdaq on the date the options were granted), the options vest in one-third increments on the first, second and third anniversaries of the date of grant, and they expire in 2017.

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

As of February 15, 2008, there were 236,123 shares of restricted stock issued to our directors, officers and employees and 1,586,002 options to purchase common stock granted to our directors, officers and employees pursuant to the plans, and the number of shares available for future issuance pursuant to the plans was 749,372.

For information regarding the number of shares of restricted stock and stock options held by our directors and officers, see Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Compensation Committee Interlocks and Insider Participation

The Compensation and Nominating Committee of our Board of Directors is composed of Robert L. Evans, Curtland E. Fields (Chairman) and Michael D. Jordan, none of whom are or have ever been an officer or employee of Aftermarket Technology Corp. or its subsidiaries and each of whom is, and at all times during 2007 was, independent as defined in the Nasdaq listing standards and the regulations of the Securities and Exchange Commission.  During 2007 none of our executive officers served on the board of directors or compensation committee of any entity with which any of Messrs. Evans, Fields or Jordan or any other member of our Board of Directors had any affiliation.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth the beneficial ownership of our common stock (the only class of our issued and outstanding voting securities), as of February 15, 2008 by each of our directors, our Chief Executive Officer, our Chief Financial Officer, each of our three other most highly compensated executive officers as of December 31, 2007, our directors and executive officers as a group, and each person who at February 15, 2008 was known to us to beneficially own more than 5% of our outstanding common stock.

Beneficial Owner(1)	Number of Shares(2)	Voting Percentage
FMR Corp.(3)	2,875,527	13.0
Wells Fargo & Company(4)	1,485,704	6.7
Daruma Asset Management, Inc.(5)	1,358,400	6.1
Barclays Global Investors(6)	1,341,644	6.1
Donald T. Johnson, Jr.(7)	318,177	1.4
Todd R. Peters(8)	38,738	*
William L. Conley, Jr.(9)	61,863	*
Richard L. Stanley(10)	28,000	*
Joseph Salamunovich(11)	58,763	*
Robert L. Evans(12)	35,000	*
Curtland E. Fields(12)	35,000	*
Dr. Michael J. Hartnett(13)	130,000	*
Michael D. Jordan(12)	35,000	*
S. Lawrence Prendergast(12)	36,000	*
Edward Stewart(12)	52,000	*
All directors and officers as a group (15 persons)(14)	998,137	4.4
_______________
*   Less than 1%.
(1)	Unless otherwise noted, the address of each beneficial owner is 1400 Opus Place, Suite 600, Downers Grove, IL 60515.
(2)
The shares of common stock underlying options granted under our stock incentive plans that are exercisable as of February 15, 2008 or that will become exercisable within 60 days thereafter (such options being referred to as “exercisable”) are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

(3)	FMR Corp.’s address is 82 Devonshire Street, Boston, MA 02109.
(4)	Wells Fargo & Company’s address is 420 Montgomery Street, San Francisco, CA 94104.
(5)	Daruma Asset Management, Inc.’s address is 80 West 40th Street, 9th Floor, New York, NY 10018.
(6)	Barclays Global Investors’ address is 45 Fremont Street, San Francisco, CA 94105.
(7)	Includes 62,664 shares of restricted stock and 231,130 shares subject to exercisable options. Excludes 167,241 shares subject to options that are not exercisable.
(8)
Includes 11,099 shares of restricted stock and 5,625 shares subject to exercisable options.  Excludes 26,838 shares subject to options that are not exercisable.  20,000 shares are pledged as security for a personal loan from the Northern Trust.

(9)	Includes 6,862 shares of restricted stock and 49,063 shares subject to exercisable options. Excludes 17,636 shares subject to options that are not exercisable.
(10)	Consists of 28,000 shares of restricted stock. Excludes 30,000 shares subject to options that are not exercisable.
(11)	Includes 5,229 shares of restricted stock and 44,063 shares subject to exercisable options. Excludes 12,388 shares subject to options that are not exercisable.
(12)	Includes 3,833 shares of restricted stock and 29,000 shares subject to exercisable options. Excludes 9,000 shares subject to options that are not exercisable.
(13)	Includes 3,833 shares of restricted stock and 124,000 shares subject to exercisable options. Excludes 9,000 shares subject to options that are not exercisable.
(14)	Includes 156,322 shares of restricted stock and 735,300 shares subject to exercisable options. Excludes 353,002 shares subject to options that are not exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,514,727	$ 21.84	842,169
Equity compensation plans not approved by security holders	—	—	—
Total	1,514,727		842,169

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Board of Directors presently consists, and at all times during 2007 consisted, of Chairman Donald T. Johnson, Jr., lead director Michael D. Jordan, and directors Robert L. Evans, Curtland E. Fields, Dr. Michael J. Hartnett, S. Lawrence Prendergast and Edward Stewart.  The Board has determined that all of our directors, with the exception of Mr. Johnson (who is also an employee of Aftermarket Technology Corp.), are independent as defined in the Nasdaq listing standards and the regulations of the Securities and Exchange Commission.  Our Compensation and Nominating Committee and our Audit Committee are composed entirely of independent directors.

Since the beginning of 2007, we have not engaged in, nor is there any current proposal that we engage in, any transaction or series of related transactions with any of our directors, executive officers, anyone known by us to own (of record or beneficially) more than 5% of our outstanding common stock, or any member of the immediate family of any of the foregoing.

The Audit Committee of our Board of Directors is responsible for reviewing and approving all “related party transactions” (as defined in the applicable Nasdaq listing standards).  Before approving such a transaction, the Audit Committee would take into account all relevant factors that it deems appropriate, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances, and the extent of the related person’s interest in the transaction.  The Audit Committee’s responsibility for related party transactions is set forth in the Committee’s written charter (a copy of which was attached to the proxy statement for our 2006 annual meeting and is available on our website at www.goATC.com).  The Audit Committee’s policy regarding related party transactions is not in writing, but is the result of the oral consensus of the members of the Committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal outside accountant is Ernst & Young LLP.  Set forth below are the fees and expenses for Ernst & Young for each of the last two years for the following services provided to us:

	2007	2006
Audit Fees(1)	$1,024,565	$1,140,510
Audit-Related Fees(2)	359,907	178,896
Tax Fees (3)	67,016	44,958
All Other Fees(4)	–	6,600
Total Fees	$1,451,488	$1,370,964
______________
(1)
The fees for 2006 are $39,080 higher than reported in our Annual Report on Form 10-K for the year ended December 31, 2006 due to audit fees incurred but not communicated until after the filing of the 2006 Annual Report on Form 10-K.

(2)
For 2007 consists of fees and expenses for services relating to a Statement of Auditing Standards No. 70 review ($134,907) and fees related to certain due diligence services ($225,000).  For 2006 consists of fees and expenses for services relating to a Statement of Auditing Standards No. 70 review ($128,896) and diligence for a potential acquisition ($50,000).

(3)	Consists of fees and expenses for assistance with (i) state, federal and foreign tax returns ($67,016 for 2007 and $35,939 for 2006) and (ii) other foreign tax related assistance ($9,019 for 2006).
(4)	Consists of fees and expenses for services relating to assurance services for a customer.

The Audit Committee of our Board of Directors pre-approves each non-audit engagement or service with or by our independent auditor.  Prior to pre-approving any such non-audit engagement or service, it is the Committee's practice to first receive information regarding the engagement or service that (i) is detailed as to the specific engagement or service, and (ii) enables the Audit Committee to make a well-reasoned assessment of the impact of the engagement or service on the auditor’s independence.  In addition, the Chairman of the Audit Committee is authorized to pre-approve any non-audit service between regularly scheduled meetings of the Audit Committee provided that the fees for such service do not exceed $50,000 and the Chairman’s approvals are reported to the full Audit Committee at the next Audit Committee meeting.  The Audit Committee or the Audit Committee Chairman pre-approved all non-audit engagements with, and services provided by, our independent auditor during 2007 and 2006.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements Index

See Index to Financial Statements and Supplemental Data on page 40.

2.	Financial Statement Schedules Index

	II – Valuation and Qualifying Accounts	S-1

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

10.19†*	Amended and Restated Executive Employment Agreement, dated as of February 8, 2008, between Aftermarket Technology Corp. and Donald T. Johnson, Jr.
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
February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 27, 2008	/s/ Donald T. Johnson, Jr.
Donald T. Johnson, Jr. Chairman, President and Chief Executive Officer (principal executive officer)

February 27, 2008	/s/ Todd R. Peters
Todd R. Peters Vice President and Chief Financial Officer (principal financial officer)

February 27, 2008	/s/ John M. Pinkerton
John M. Pinkerton Vice President and Controller (principal accounting officer)

February 27, 2008	/s/ Robert L. Evans
Robert L. Evans, Director

February 27, 2008	/s/ Curtland E. Fields
Curtland E. Fields, Director

February 27, 2008	/s/ Michael J. Hartnett
Michael J. Hartnett, Director

February 27, 2008	/s/ Michael D. Jordan
Michael D. Jordan, Director

February 27, 2008	/s/ S. Lawrence Prendergast
S. Lawrence Prendergast, Director

February 27, 2008	/s/ Edward Stewart
Edward Stewart, Director

Aftermarket Technology Corp.

Schedule II - Valuation and Qualifying Accounts
(In Thousands)

		Additions
	Balance at Beginning of Period	Charge (Income) to Costs and Expenses	Adjustments to Other Accounts		Deductions		Balance at End of Period

Year ended December 31, 2005:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$474	$334	$194	(1)	$39	(2)	$963
Reserve for excess and obsolete inventory	5,056	847	−		826		5,077
Valuation allowance on deferred tax assets	13,881	96	−		2,218	(3)	11,759
Year ended December 31, 2006:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	963	(23)	−		69	(2)	871
Reserve for excess and obsolete inventory	5,077	1,751	−		1,638		5,190
Valuation allowance on deferred tax assets	11,759	484	−		−		12,243
Year ended December 31, 2007:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	871	(217)	−		71	(2)	583
Reserve for excess and obsolete inventory	5,190	4,383	−		3,479		6,094
Valuation allowance on deferred tax assets	12,243	(62)	−		5,736	(3)	6,445
________________

(1)	Balance reclassified in current year.
(2)	Accounts written off, net of recoveries.
(3)	Related to the expiration of capital loss carryforwards.

S-1