Form 10-Q
period 2008-03-31
AFTERMARKET TECHNOLOGY CORP
filed 2008-04-29
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

As of April 25, 2008, there were 21,233,948 shares of common stock of the Registrant outstanding.

AFTERMARKET TECHNOLOGY CORP.

FORM 10-Q

i

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,248	$40,149
Accounts receivable, net	77,302	70,887
Inventories	78,325	63,994
Prepaid and other assets	3,706	3,136
Refundable income taxes	2,456	2,036
Deferred income taxes	8,691	7,740
Assets of discontinued operations	1,661	2,408
Total current assets	191,389	190,350

Property, plant and equipment, net	57,990	56,462
Debt issuance costs, net	468	507
Goodwill	132,375	132,375
Intangible assets, net	148	211
Long-term investments	4,843	3,019
Other assets	1,231	1,244
Assets of discontinued operations	3,952	5,206
Total assets	$392,396	$389,374

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$44,591	$34,756
Accrued expenses	21,267	34,495
Income taxes payable	7,021	3,308
Deferred compensation	124	124
Liabilities of discontinued operations	1,934	789
Total current liabilities	74,937	73,472

Deferred compensation, less current portion	5,137	3,308
Other long-term liabilities	2,251	2,819
Liabilities related to uncertain tax positions	1,607	1,608
Deferred income taxes	28,473	27,654

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,502,175 and 27,479,944
as of March 31, 2008 and December 31, 2007, respectively	275	275
Additional paid-in capital	233,327	232,312
Retained earnings	133,909	125,336
Accumulated other comprehensive income	3,674	3,766
Common stock held in treasury, at cost - 5,870,893 and 5,328,423 shares
as of March 31, 2008 and December 31, 2007, respectively	(91,194)	(81,176)
Total stockholders' equity	279,991	280,513

Total liabilities and stockholders' equity	$392,396	$389,374

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended March 31,
	2008	2007
	(Unaudited)

Net sales:
Services	$84,757	$68,432
Products	44,785	62,837
Total net sales	129,542	131,269

Cost of sales:
Services	61,133	51,633
Products	36,149	47,406
Total cost of sales	97,282	99,039

Gross profit	32,260	32,230

Selling, general and administrative expense	13,370	13,167
Amortization of intangible assets	51	59
Exit, disposal, certain severance and other charges	966	-

Operating income	17,873	19,004

Interest income	300	84
Other income, net	71	27
Interest expense	(128)	(418)

Income from continuing operations before income taxes	18,116	18,697

Income tax expense	7,031	7,086

Income from continuing operations	11,085	11,611

Loss from discontinued operations, net of income taxes	(2,512)	(1,937)

Net income	$8,573	$9,674

Per common share - basic:
Income from continuing operations	$0.51	$0.54
Loss from discontinued operations	$(0.12)	$(0.09)
Net income	$0.39	$0.45

Weighted average number of common shares
outstanding	21,842	21,651

Per common share - diluted:
Income from continuing operations	$0.50	$0.53
Loss from discontinued operations	$(0.11)	$(0.09)
Net income	$0.39	$0.44

Weighted average number of common and
common equivalent shares outstanding	22,102	21,940

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the three months ended March 31,
	2008	2007
	(Unaudited)
Operating Activities:
Net income	$8,573	$9,674

Adjustments to reconcile net income to net cash (used in) provided by operating activities - continuing operations:
Net loss from discontinued operations	2,512	1,937
Depreciation and amortization	3,623	3,509
Noncash stock-based compensation	996	869
Amortization of debt issuance costs	39	39
Adjustments to provision for losses on accounts receivable	-	(95)
Loss (gain) on sale of equipment	38	(2)
Deferred income taxes	(133)	3,828
Changes in operating assets and liabilities,
net of businesses discontinued/sold:
Accounts receivable	(6,411)	3,870
Inventories	(14,340)	(719)
Prepaid and other assets	(981)	(1,647)
Accounts payable and accrued expenses	1,581	(7,185)
Net cash (used in) provided by operating activities - continuing operations	(4,503)	14,078

Net cash used in operating activities - discontinued operations	(278)	(2,166)

Investing Activities:
Purchases of property, plant and equipment	(4,628)	(4,848)
Purchases of available-for-sale securities	(1,896)	(1,257)
Proceeds from sales of available-for-sale securities	-	920
Proceeds from sale of equipment	-	2
Net cash used in investing activities - continuing operations	(6,524)	(5,183)

Net cash provided by (used in) investing activities - discontinued operations	412	(202)

Financing Activities:
Payments on revolving credit facility, net	-	(8,800)
Net change in book overdraft	-	6,573
Proceeds from exercise of stock options	-	140
Tax benefit from stock-based award transactions	19	38
Repurchases of common stock for treasury	(10,018)	(60)
Net cash used in financing activities	(9,999)	(2,109)

Effect of exchange rate changes on cash and cash equivalents	(9)	3

(Decrease) increase in cash and cash equivalents	(20,901)	4,421

Cash and cash equivalents at beginning of period	40,149	7,835
Cash and cash equivalents at end of period	$19,248	$12,256

Cash paid (refunded) during the period for:
Interest	$102	$394
Income taxes, net	2,206	(58)

See accompanying notes.

AFTERMARKET TECHNOLOGY CORP.

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Aftermarket Technology Corp. (the “Company”) as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

During the three months ended March 31, 2008, the Company entered into an agreement to sell the asset group related to its NuVinci CVP project (“NuVinci”).  As of March 31, 2008, this asset group, which was reported as part of “Drivetrain” in segment information previously disclosed, met the conditions defined in SFAS No. 144. Accounting for the Impairment or Disposal of Long Lived Assets to be classified as held for sale. Accordingly, the results of operations for NuVinci have been reclassified to discontinued operations for all periods presented.  As a result, after-tax losses of $2,497 ($0.11 per common share – basic and diluted) and $1,952 ($0.09 per common share – basic and diluted) related to NuVinci are reflected in discontinued operations for the three months ended March 31, 2008 and 2007, respectively.  (See Note 11 – Discontinued Operations and Note 14 – Subsequent Event.)

Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

Note 2.	Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007

Raw materials, including core inventories	$69,181	$57,695
Work-in-process	1,127	1,467
Finished goods	8,017	4,832
	$78,325	$63,994

Note 3.	Property, Plant and Equipment

Property, plant and equipment of continuing operations, stated at cost less accumulated depreciation, is summarized as follows:

	March 31, 2008	December 31, 2007

Property, plant and equipment	$149,269	$144,172
Accumulated depreciation	(91,279)	(87,710)
	$57,990	$56,462

Note 4.	Warranty Liability

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

Changes to the Company’s warranty liability are summarized as follows:

	For the three months ended March 31,
	2008	2007
Balance at beginning of period	$2,154	$1,985
Warranties issued	317	393
Claims paid / settlements	(381)	(328)
Changes in liability for pre-existing warranties	(29)	(12)
Balance at end of period	$2,061	$2,038

Note 5.	Credit Facility

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets.  The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all debt covenants at March 31, 2008.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty or capacity reduction.

As of March 31, 2008, the Company had no amounts outstanding under the Credit Facility and had $1,140 letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $148,860.

Note 6.	Comprehensive Income

The following table sets forth the computation of comprehensive income for the three months ended March 31, 2008 and 2007, respectively:

	For the three months ended March 31,
	2008	2007
Net income	$8,573	$9,674
Other comprehensive income (loss):
Currency translation adjustments	(15)	21
Change in unrealized (loss) gain on available-for-sale securities, net of income taxes	(77)	11
	$8,481	$9,706

Note 7.	Stock-Based Compensation

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

During the three months ended March 31, 2008 and in connection with the establishment of a new employment agreement, the Company granted to its Chief Executive Officer 71,275 stock options with an exercise price equal to the market price of the Company’s common stock on the date of grant and 22,231 shares of Restricted Stock. On February 6, 2008, the date of grant, the fair value of the stock options and Restricted Stock was $6.71 and $24.19 per share, respectively.

During the three months ended March 31, 2008 and 2007, the Company recognized compensation expense related to stock-based awards of $996 and $869, respectively.

A summary of stock-based award activities during the three months ended March 31, 2008 is presented below:

	Stock Options	Restricted Stock(1)
Outstanding at January 1, 2008	1,514,727	224,625
Granted at market price	71,275	22,231
Exercised	–	(10,133)
Forfeited/expired	(17,516)	(14,979)
Outstanding at March 31, 2008	1,568,486	221,744

(1)  Restricted stock is exercised at the time the awards vest.

Note 8.	Repurchases of Common Stock

On February 28, 2008, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $50,000 of its common stock during 2008.  The repurchases will be made (i) pursuant to a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934 and (ii) in accordance with Rule 10b-18 under the Securities Exchange Act.  As part of this program, the Company purchased 527,382 shares of its common stock at an aggregate cost of $10,015 during the three months ended March 31, 2008.

Also during the three months ended March 31, 2008, an employee of the Company delivered to the Company 109 shares of the Company’s common stock in payment of $3 of withholding tax obligations arising from the vesting of a Restricted Stock award.  Per the stock incentive plan under which the stock award was granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plan and are available for future grant.

In addition, 14,979 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards during the three months ended March 31, 2008.

Note 9.	Segment Information

Within the Company, financial performance is measured by lines of business.  The Company aggregates certain of its operating units to form two reportable segments: the Logistics segment and the Drivetrain segment.  The Logistics segment provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. The principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T, GM, TomTom, Nokia, LG, Magellan, T-Mobile, Delphi, TiVo and SonyEricsson.  The Drivetrain segment primarily sells remanufactured transmissions to Honda, Ford, Chrysler, Allison, GM and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines primarily to certain OEMs in Europe.  The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

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

During the three months ended March 31, 2008, the Company reclassified the results of operations for the NuVinci project, which was reported as part of "Drivetrain" in segment information previously disclosed, to discontinued operations for all periods presented.  (See Note 11 – Discontinued Operations and Note 14 – Subsequent Event.)

The following table summarizes financial information relating to the Company’s reportable segments:

	Logistics	Drivetrain	Consolidated
For the three months ended March 31, 2008:
Net sales from external customers	$84,757	$44,785	$129,542
Operating income	15,313	2,560	17,873
For the three months ended March 31, 2007:
Net sales from external customers	$68,432	$62,837	$131,269
Operating income	9,368	9,636	19,004

Note 10.	Exit, Disposal, Certain Severance and Other Charges

The Company has periodically incurred certain costs, primarily associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and delayering, rationalization of certain products, product lines and services and asset impairments.  Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, moving and relocation costs, losses on the disposal or impairments of fixed assets, write-down of certain inventories and certain legal and other professional fees.

During the three months ended March 31, 2008, the Company recorded $966 of these charges consisting of (i) $715 of termination benefits primarily related to specific cost reduction activities and the reorganization of certain management functions primarily related to the Drivetrain segment, (ii) $213 of certain legal and other professional fees unrelated to ongoing operating activities of the Drivetrain segment and (iii) $38 of asset write-offs related to the wind-down of activities with a customer in the Logistics segment.

Note 11.	Discontinued Operations

During the three months ended March 31, 2008, the Company concluded that the return on investment potential for NuVinci was not sufficient to continue development activities and (i) sold the intangible assets and certain component part inventory related to NuVinci to Fallbrook Technologies Inc. for $700 and $1,326, respectively and (ii) entered into an agreement to sell to Fallbrook certain tangible assets of the NuVinci project for $3,952.  As part of the sale, the Company recorded pre-tax charges of $1,728 related to the exit from this project, including charges of (i) $1,020 for termination benefits, (ii) $300 for certain inventory deemed unusable by Fallbrook, (iii) $215 primarily related to the write-off of capitalized patent development costs, and (iv) $193 related to the disposal of certain fixed assets. (See Note 14 – Subsequent Event)

During 2006, the Company discontinued its Independent Aftermarket businesses. These businesses, which had incurred losses since their beginning, remanufactured engines and distributed non-OEM branded remanufactured engines and transmissions directly to independent transmission and general repair shops and certain aftermarket parts retailers.  The Company received proceeds of $2,051 for the sale of the Independent Aftermarket engine business and ceased the operations of the Independent Aftermarket transmission business during 2006, with the exception of contractual obligations for the warranty replacement for units sold prior to its closure.

Details of the loss from discontinued operations are as follows:

	For the three months ended March 31,
	2008	2007
NuVinci:
Loss from sale and exit	$(1,728)	$–
Operating loss	(2,363)	(3,198)
Loss before income taxes	(4,091)	(3,198)
Income tax benefit	1,594	1,246
Loss from NuVinci project, net of income taxes	(2,497)	(1,952)

Independent Aftermarket:
Loss from closure and sale of businesses	–	(24)
Operating (loss) income	(24)	37
Non-operating income	–	9
(Loss) income before income taxes	(24)	22
Income tax benefit (expense)	9	(7)
(Loss) gain from Independent Aftermarket, net of income taxes	(15)	15
Loss from discontinued operations, net of income taxes	$(2,512)	$(1,937)

During the three months ended March 31, 2008 and 2007, net sales from the NuVinci project were $741 and $526, respectively.

Details of assets and liabilities of discontinued operations are as follows:

	March 31, 2008	December 31, 2007
Assets:
NuVinci:
Accounts receivable	$1,661	$476
Inventory	−	1,601
Other current assets	−	331
Total current assets of discontinued operations	1,661	2,408
Property, plant and equipment, net	3,952	4,525
Intangible assets, net	–	681
Total long term assets of discontinued operations	3,952	5,206
Total assets of discontinued operations	$5,613	$7,614

Liabilities:
NuVinci:
Current liabilities	$1,694	$506
Independent Aftermarket:
Current liabilities	240	283
Total liabilities of discontinued operations	$1,934	$789

Note 12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the three months ended March 31,
	2008	2007
Numerator:
Income from continuing operations	$11,085	$11,611

Denominator:
Weighted-average common shares outstanding	21,842,435	21,651,150
Common stock equivalents	259,573	288,526
Denominator for diluted earnings per common share	22,102,008	21,939,676

Per common share - basic	$0.51	$0.54
Per common share - diluted	$0.50	$0.53

Note 13.	Contingencies

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

Note 14.	Subsequent Event

On April 2, 2008, the Company completed the sale of the remaining NuVinci tangible assets to Fallbrook and received cash proceeds of $2,000 and an 8% promissory note with a principal amount of $1,952.  The promissory note is payable in twelve monthly installments of $179 beginning on January 1, 2009 and is secured by a lien on the NuVinci tangible assets.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  These statements reflect our judgment as of the date of this Quarterly Report with respect to future events, the outcome of which are subject to risks, which may have a significant impact on our business, operating results or financial condition.  Readers are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may differ materially from those described herein.  We undertake no obligation to update forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts and/or core shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  Please also refer to our other filings with the Securities and Exchange Commission.

Discontinued Operations

During the three months ended March 31, 2008, we concluded that the return on investment potential for the NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold certain assets related to this project to Fallbrook Technologies Inc. and reclassified the results of operations for NuVinci, which was reported as part of "Drivetrain" in segment information previously disclosed, to discontinued operations for all periods presented.  (See Note 11 – Discontinued Operations and Note 14 – Subsequent Event.)

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due.  Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements.  For each of the years ended December 31, 2007, 2006 and 2005, our net write-offs were less than $0.1 million.  For each of the three months ended March 31, 2008 and 2007, our net write-offs were less than $0.1 million.  As of March 31, 2008, we had $77.3 million of accounts receivable, net of allowance for doubtful accounts of $0.6 million.

Inventory Valuation.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements.  For the years ended December 31, 2007, 2006 and 2005, we recorded charges for excess and obsolete inventory of approximately $4.4 million (including $1.4 million classified as exit, disposal, certain severance and other charges), $1.8 million and $0.8 million, respectively.    For the three months ended March 31, 2008 and 2007, we recorded charges for excess and obsolete inventory of approximately $0.5 million and $0.6 million, respectively.  As of March 31, 2008 we had inventory of $78.3 million, net of a reserve for excess and obsolete inventory of $6.0 million.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures.  For the years ended December 31, 2007, 2006 and 2005, we (i) recorded charges for estimated warranty costs for sales made in the respective year of approximately $1.6 million, $1.3 million and $1.3 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.8 million, $1.3 million and $1.5 million, respectively.  For the three months ended March 31, 2008 and 2007, we (i) recorded charges for estimated warranty costs of approximately $0.3 million and $0.4 million, respectively and (ii) paid and/or settled warranty claims of approximately $0.4 million and $0.3 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Our goodwill and indefinite lived intangible assets are tested for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. As of March 31, 2008, goodwill was recorded at a carrying value of approximately $132.4 million.

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

Accounting for Stock-Based Awards.  We apply the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and adopted this standard using the modified prospective transition method.  Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 was recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Stock option valuations are estimated by using the Black-Scholes option pricing model and restricted stock awards are measured at the market value of our common stock on the date of issuance.  During the three months ended March 31, 2008 we awarded our Chief Executive Officer 71,275 stock options and 22,231 shares of restricted stock at the time he entered into a new employment agreement.  Total compensation of $1.0 million related to these awards is being amortized over the requisite service period.  For all stock-based awards outstanding as of March 31, 2008, we have yet to record, on a pre-tax basis, an estimated total of $4.3 million of compensation expense to be recognized over a weighted-average period of 1.3 years.

Results of Operations for the Three Month Period Ended March 31, 2008 Compared to the Three Month Period Ended March 31, 2007.

Income from continuing operations decreased $0.5 million, or 4.3%, to $11.1 million for the three months ended March 31, 2008 from $11.6 million for the three months ended March 31, 2007.  Income from continuing operations per diluted share was $0.50 for the three months ended March 31, 2008 and $0.53 for the three months ended March 31, 2007.  Our results for 2008 included exit, disposal, certain severance and other charges of $0.6 million (net of tax).  Excluding these costs, income from continuing operations increased slightly primarily as a result of:

•	the launch and ramp-up of our logistics programs with TomTom;

•	increased volume and favorable mix in our programs with AT&T and other base business customers in our Logistics segment; and

•	an increase in sales to GM (primarily an automotive electronics upgrade program that is substantially complete);

partially offset by:

•
lower volumes of Honda remanufactured transmissions for warranty applications due to (i) higher volume in the first quarter of 2007 believed to be attributable to an extension of warranty coverage on certain models, and (ii) lower volume in the first quarter of 2008 as Honda reduced inventory in connection with its March 31 fiscal year-end;

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals; and

•
lower volumes of Ford remanufactured transmissions resulting from (i) lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero to eight-year age category, which category we believe drives the majority of demand for our Ford products, however we expect this trend to reverse as the population of vehicles using the 6-speed transmission families for which we recently launched remanufacturing programs begins to grow and age, and (ii) an inventory reduction at a large distributor.

Net Sales

Net sales decreased $1.8 million, or 1.4%, to $129.5 million for the three months ended March 31, 2008 from $131.3 million for the three months ended March 31, 2007.  This decrease was primarily due to:

•
lower volumes of Honda remanufactured transmissions for warranty applications due to (i) higher volume in the first quarter of 2007 believed to be attributable to an extension of warranty coverage on certain models, and (ii) lower volume in the first quarter of 2008 as Honda reduced inventory in connection with its March 31 fiscal year-end;

•	a decline in Nokia revenues due to the termination of a test and repair program in June 2007;

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals;

•
lower volumes of Ford remanufactured transmissions resulting from (i) lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero to eight-year age category, which category we believe drives the majority of demand for our Ford products, however we expect this trend to reverse as the population of vehicles using the 6-speed transmission families for which we recently launched remanufacturing programs begins to grow and age, and (ii) an inventory reduction at a large distributor; and

•
lower volumes of Chrysler remanufactured transmissions due to (i) Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year, however, a transmission model we remanufacture has recently been approved by Chrysler for use in their warranty program, and (ii) an inventory reduction at a large distributor;

partially offset by:

•	the launch and ramp-up of our logistics programs with TomTom;

•	increased volume and favorable mix in our programs with AT&T and other base business customers in our Logistics segment; and

•	an increase in sales to GM (primarily an automotive electronics upgrade program that is substantially complete).

Of our net sales for the three months ended March 31, 2008 and 2007, AT&T accounted for 40.6% and 37.3%, Ford accounted for 12.1% and 15.2%, TomTom accounted for 10.7% and 1.3% and Honda accounted for 9.7% and 17.7%, respectively.

Gross Profit

Gross profit increased slightly to $32.3 million for the three months ended March 31, 2008 from $32.2 million for the three months ended March 31, 2007.  Additionally, gross profit as a percentage of net sales increased slightly to 24.9% for the three months ended March 31, 2008 from 24.6% for the three months ended March 31, 2007.  This increase was primarily due to operating leverage from increased volume and a favorable mix of services in our Logistics segment and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, offset by reduced operating leverage in our Drivetrain segment and scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased $0.2 million, or 1.5%, to $13.4 million for the three months ended March 31, 2008 from $13.2 million for the three months ended March 31, 2007.  The net increase is primarily the result of an increase in costs associated with revenue growth in our Logistics segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  As a percentage of net sales, SG&A expense increased to 10.3% for the three months ended March 31, 2008 from 10.0% for the three months ended March 31, 2007.

Exit, Disposal, Certain Severance and Other Charges

During the three months ended March 31, 2008, we recorded $1.0 million ($0.6 million net of tax) of exit, disposal, certain severance and other charges, which included (i) $0.8 million ($0.5 million net of tax) of severance and other costs primarily related to certain cost reduction activities and (ii) $0.2 million ($0.1 million net of tax) of certain legal and other professional fees unrelated to our ongoing operations.  There were no similar costs recorded in 2007.

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

Operating Income

Operating income decreased $1.1 million, or 5.8%, to $17.9 million for the three months ended March 31, 2008 from $19.0 million for the three months ended March 31, 2007.  This decrease was primarily the result of the factors described above under “Gross Profit,” “Exit, Disposal, Certain Severance and Other Charges,” and “Selling, General and Administrative Expense.”   As a percentage of net sales, operating income decreased to 13.8% for the three months ended March 31, 2008 from 14.5% for the three months ended March 31, 2007.

Interest Income

Interest income increased to $0.3 million for the three months ended March 31, 2008 from $0.1 million for the three months ended March 31, 2007.  This increase was primarily attributable to higher cash balances invested in cash and equivalents during the first three months of 2008 as compared to 2007.

Interest Expense

Interest expense decreased to $0.1 million for the three months ended March 31, 2008 from $0.4 million for the three months ended March 31, 2007.  This decrease was primarily due to a reduction in total debt outstanding in 2008 as compared to 2007.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations increased to 38.8% for the three months ended March 31, 2008, from 37.9% for the three months ended March 31, 2007.  This increase was primarily due to the change in mix of our taxable income by state and currently enacted laws.

Discontinued Operations

During the three months ended March 31, 2008 and 2007 we recorded after-tax losses from discontinued operations of $2.5 million and $1.9 million, respectively.

During the three months ended March 31, 2008, we concluded that the return on investment potential for the NuVinci CVP project was not sufficient to continue development activities and (i) sold the intangible assets and certain component part inventory related to the NuVinci project to Fallbrook Technologies Inc. for $0.7 million and $1.3 million, respectively and (ii) entered into an agreement to sell to Fallbrook certain tangible assets of the NuVinci project for $4.0 million.   As a result, we reclassified the NuVinci project as discontinued operations during the three months ended March 31, 2008.  On a pre-tax basis the loss included $2.4 million of losses from the operations of this project during the three months ended March 31, 2008 along with a charge of $1.7 million related to the exit from this project which included charges of (i) $1.0 million for termination benefits, (ii) $0.3 million for certain inventory deemed unusable by Fallbrook, (iii) $0.2 million primarily related to the write-off of capitalized patent development costs, and (iv) $0.2 million related to the disposal of certain fixed assets.

For the three months ended March 31, 2007, the after-tax loss of $1.9 million is primarily related to the reclassified results of the NuVinci project.

See Note 11. “Discontinued Operations” and Note 14. “Subsequent Event.”

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2008		2007
Net sales	$84.8	100.0%	$68.4	100.0%
Segment profit	$15.3	18.0%	$9.4	13.7%

Net Sales.  Net sales increased $16.4 million, or 24.0%, to $84.8 million for the three months ended March 31, 2008 from $68.4 million for the three months ended March 31, 2007.  This increase was primarily related to:

•	the launch and ramp-up of programs with TomTom;

•	increased volume and favorable mix in our programs with AT&T and other base business customers; and

•	an increase in sales to GM (primarily an automotive electronics upgrade program that is substantially complete);

partially offset by a decline in Nokia revenues due to the termination of a test and repair program in June 2007.

Of our segment net sales for the three months ended March 31, 2008 and 2007, AT&T accounted for 62.1% and 71.6% and TomTom accounted for 16.4% and 2.4%, respectively.

Segment Profit.  Segment profit increased $5.9 million, or 62.8%, to $15.3 million (18.0% of segment net sales) for the three months ended March 31, 2008 from $9.4 million (13.7% of segment net sales) for the three months ended March 31, 2007.  The increase was primarily the result of the factors described above under “Net Sales,” a favorable mix of services and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with periodic contract renewals.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended March 31, 2008, we recorded $0.1 million of these costs for severance and other costs primarily related to cost reduction activities.  There were no similar costs recorded in 2007.

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2008		2007
Net sales	$44.8	100.0%	$62.8	100.0%
Segment profit	$2.6	5.8%	$9.6	15.3%

Net Sales.  Net sales decreased $18.0 million, or 28.7%, to $44.8 million for the three months ended March 31, 2008 from $62.8 million for the three months ended March 31, 2007.  The decrease was primarily due to:

•
lower volumes of Honda remanufactured transmissions for warranty applications due to (i) higher volume in the first quarter of 2007 believed to be attributable to an extension of warranty coverage on certain models, and (ii) lower volume in the first quarter of 2008 as Honda reduced inventory in connection with its March 31 fiscal year-end;

•
lower volumes of Ford remanufactured transmissions resulting from (i) lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero to eight-year age category, which category we believe drives the majority of demand for our Ford products, however we expect this trend to reverse as the population of vehicles using the 6-speed transmission families for which we recently launched remanufacturing programs begins to grow and age, and (ii) an inventory reduction at a large distributor;

•
lower volumes of Chrysler remanufactured transmissions due to (i) Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year, however, a transmission model we remanufacture has recently been approved by Chrysler for use in their warranty program, and (ii) an inventory reduction at a large distributor; and

•	price concessions granted to certain customers in connection with previous contract renewals.

Of our segment net sales for the three months ended March 31, 2008 and 2007, Ford accounted for 35.1% and 31.7% and Honda accounted for 27.9% and 37.0%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended March 31, 2008, we recorded $0.9 million of these costs consisting of (i) 0.7 million of severance primarily related to cost reduction activities and (ii) $0.2 million of certain legal and other professional fees unrelated to ongoing operating activities of the segment. There were no similar costs recorded in 2007.

Segment Profit.  Segment profit decreased $7.0 million, or 72.9%, to $2.6 million (5.8% of segment net sales) for the three months ended March 31, 2008 from $9.6 million (15.3% of segment net sales) for the three months ended March 31, 2007.  This decline was primarily the result of the negative operating leverage experienced as volumes declined due to the factors described above under “Net Sales.”  Additionally, segment profit decreased as a result of the costs described above under “Exit, Disposal, Certain Severance and Other Charges,” which are expected to generate approximately $2.5 million in annualized savings beginning early in the second quarter of 2008,  partially offset by benefits of our lean and continuous improvement program and other cost reduction initiatives.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $19.2 million at March 31, 2008.    Net cash used in operating activities from continuing operations was $4.5 million for the three-month period then ended.  During the period, we used $20.1 million of cash from our working capital accounts including:

•	$14.3 million for inventories primarily related to the launch and ramp-up of new programs coupled with increased test and repair volume in our Logistics segment;

•	$6.4 million for accounts receivable primarily as the result of increased volumes in the Logistics segment; and

•	$1.0 million for prepaid and other assets;

partially offset by $1.6 million of net cash provided by accounts payable and accrued expenses which includes the use of $9.4 million in cash for payments of our 2007 incentive compensation.

Net cash used in investing activities from continuing operations was $6.5 million for the period, which included $4.6 million of capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts and $1.9 million of net purchases of available-for-sale securities for our nonqualified deferred compensation plan.  Net cash used in financing activities of $10.0 million was primarily related to open market repurchases of our common stock.

For 2008, we estimate $20-$22 million for capital expenditures, consisting of approximately $10-$12 million in support of new business and capacity expansion initiatives in our Logistics and Drivetrain segments and approximately $10 million in support of maintenance and cost reduction initiatives.

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

As of March 31, 2008, our liquidity includes (i) borrowing capacity under the credit facility of $148.9 million, net of $1.1 million for outstanding letters of credit and (ii) $19.2 million of cash on hand.

We were in compliance with all the credit facility’s debt covenants as of March 31, 2008.

In February 2008, our Board of Directors authorized a plan to repurchase up to $50.0 million of our common stock during 2008.  The repurchases will be made (i) pursuant to a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934 and (ii) in accordance with Rule 10b-18 under the Securities Exchange Act.  As part of this program, we made open market purchases of 527,382 shares of our common stock at an aggregate cost of $10.0 million during the three months ended March 31, 2008.

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

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of March 31, 2008, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the three months ended March 31, 2008 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of March 31, 2008, we had no amounts outstanding under our credit facility and therefore no interest rate exposure.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the three months ended March 31, 2008, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $11 thousand.

Item 4.	Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer Todd R. Peters, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms."  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of March 31, 2008, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 31, 2008, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AFTERMARKET TECHNOLOGY CORP.

Part II.    Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2008, our Board of Directors authorized a plan to repurchase up to $50,000,000 of our common stock during 2008.  The repurchases will be made (i) pursuant to a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934 and (ii) in accordance with Rule 10b-18 under the Securities Exchange Act.  As part of this program, we made open market purchases of 527,382 shares of our common stock at an aggregate cost of $10,015,814 including broker commissions and transaction fees during March 2008.

Also during the three months ended March 31, 2008, an employee delivered to us 109 shares of our outstanding common stock in payment of $2,887 of withholding tax obligations arising from the vesting of restricted stock previously awarded under one of our stock incentive plans.  Per the stock incentive plan, the shares delivered to us were valued at $26.49 per share, the closing price of our common stock on the vesting date of the restricted stock.

Following is a summary of treasury stock acquisitions made during the three month period ended March 31, 2008:

Period	Total number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(1)(2)
January 1-31, 2008	109		$26.49	109	–
February 1-29, 2008	–	$	−	–	$50,000,000
March 1-31, 2008	527,382		$18.96	527,382	$40,000,006

(1)
Excludes amounts that could be used to repurchase shares acquired under our stock incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock.

(2)
Announced on February 28, 2008, our stock repurchase plan authorizes us to repurchase up to $50,000,000 of our common stock through December 31, 2008, excluding broker commissions and transaction fees.

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

AFTERMARKET TECHNOLOGY CORP.

Date: April 29, 2008	/s/ Todd R. Peters
Todd R. Peters, Vice President and Chief Financial Officer

•	Todd R. Peters is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.