Form 10-Q
period 2008-06-30
ATC Technology CORP
filed 2008-07-29
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from______________________ to ______________________

Commission File Number 0-21803

ATC TECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4486486
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1400 Opus Place - Suite 600, Downers Grove, IL	60515
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (630) 271-8100

AFTERMARKET TECHNOLOGY CORP.
(Former Name as Reported in the Last Form 10-Q Report Filed by the Registrant)

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

As of July 25, 2008, there were 21,020,931 shares of common stock of the Registrant outstanding.

ATC TECHNOLOGY CORPORATION

FORM 10-Q

i

ATC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$7,223	$40,149
Accounts receivable, net	91,839	70,887
Inventories	74,114	63,994
Prepaid and other assets	4,084	3,136
Refundable income taxes	2,455	2,036
Deferred income taxes	8,217	7,740
Assets of discontinued operations	292	2,408
Total current assets	188,224	190,350

Property, plant and equipment, net	57,666	56,462
Debt issuance costs, net	428	507
Goodwill	132,375	132,375
Intangible assets, net	112	211
Long-term investments	5,036	3,019
Other assets	2,051	1,244
Assets of discontinued operations	-	5,206
Total assets	$385,892	$389,374

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$35,990	$34,756
Accrued expenses	23,672	34,495
Book overdraft	2,340	-
Income taxes payable	1,281	3,308
Deferred compensation	124	124
Liabilities of discontinued operations	1,345	789
Total current liabilities	64,752	73,472

Amount drawn on credit facility	6,300	-
Deferred compensation, less current portion	5,336	3,308
Other long-term liabilities	3,073	2,819
Liabilities related to uncertain tax positions	1,607	1,608
Deferred income taxes	29,589	27,654

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,605,232 and 27,479,944
as of June 30, 2008 and December 31, 2007, respectively	276	275
Additional paid-in capital	234,810	232,312
Retained earnings	142,903	125,336
Accumulated other comprehensive income	3,675	3,766
Common stock held in treasury, at cost - 6,577,152 and 5,328,423 shares
as of June 30, 2008 and December 31, 2007, respectively	(106,429)	(81,176)
Total stockholders' equity	275,235	280,513

Total liabilities and stockholders' equity	$385,892	$389,374

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net sales:
Services	$86,512	$69,195	$171,269	$137,627
Products	49,110	61,162	93,895	123,999
Total net sales	135,622	130,357	265,164	261,626

Cost of sales:
Services	66,493	50,155	127,626	101,788
Products	40,072	45,296	76,221	92,702
Products - exit, disposal, certain severance and other charges	-	713	-	713
Total cost of sales	106,565	96,164	203,847	195,203

Gross profit	29,057	34,193	61,317	66,423

Selling, general and administrative expense	14,409	15,551	27,779	28,718
Amortization of intangible assets	36	60	87	119
Exit, disposal, certain severance and other charges	152	513	1,118	513

Operating income	14,460	18,069	32,333	37,073

Interest income	106	101	406	185
Other income, net	28	37	99	64
Interest expense	(247)	(276)	(375)	(694)

Income from continuing operations before income taxes	14,347	17,931	32,463	36,628

Income tax expense	5,387	6,293	12,418	13,379

Income from continuing operations	8,960	11,638	20,045	23,249

Gain (loss) from discontinued operations, net of income taxes	34	(1,566)	(2,478)	(3,503)

Net income	$8,994	$10,072	$17,567	$19,746

Per common share - basic:
Income from continuing operations	$0.43	$0.53	$0.94	$1.07
Gain (loss) from discontinued operations	$-	$(0.07)	$(0.12)	$(0.16)
Net income	$0.43	$0.46	$0.82	$0.91

Weighted average number of common shares
outstanding	21,002	21,777	21,422	21,714

Per common share - diluted:
Income from continuing operations	$0.42	$0.53	$0.93	$1.06
Gain (loss) from discontinued operations	$-	$(0.07)	$(0.11)	$(0.16)
Net income	$0.42	$0.46	$0.81	$0.90

Weighted average number of common and
common equivalent shares outstanding	21,187	22,104	21,645	22,022

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months ended June 30,
	2008	2007
	(Unaudited)
Operating Activities:
Net income	$17,567	$19,746

Adjustments to reconcile net income to net cash (used in) provided by operating activities - continuing operations:
Net loss from discontinued operations	2,478	3,503
Depreciation and amortization	7,348	7,380
Noncash stock-based compensation	2,253	1,804
Amortization of debt issuance costs	79	79
Adjustments to provision for losses on accounts receivable	8	(118)
(Gain) loss on sale of equipment	(18)	42
Deferred income taxes	1,458	5,382
Changes in operating assets and liabilities,
net of businesses discontinued/sold:
Accounts receivable	(20,965)	8,873
Inventories	(10,127)	(2,566)
Prepaid and other assets	(351)	(479)
Accounts payable and accrued expenses	(9,307)	10,129
Net cash (used in) provided by operating activities - continuing operations	(9,577)	53,775

Net cash provided by (used in) operating activities - discontinued operations	574	(3,821)

Investing Activities:
Purchases of property, plant and equipment	(7,998)	(14,563)
Purchases of available-for-sale securities	(2,088)	(2,364)
Proceeds from sales of available-for-sale securities	-	1,812
Repayment of note receivable from sale of business	125	-
Proceeds from sale of property, plant and equipment	22	22
Net cash used in investing activities - continuing operations	(9,939)	(15,093)

Net cash provided by (used in) investing activities - discontinued operations	2,412	(525)

Financing Activities:
Borrowings (payments) on revolving credit facility, net	6,300	(17,800)
Net change in book overdraft	2,340	(5,059)
Proceeds from exercise of stock options	205	2,934
Tax benefit from stock-based award transactions	24	673
Repurchases of common stock for treasury	(25,253)	(484)
Net cash used in financing activities	(16,384)	(19,736)

Effect of exchange rate changes on cash and cash equivalents	(12)	66

(Decrease) increase in cash and cash equivalents	(32,926)	14,666

Cash and cash equivalents at beginning of period	40,149	7,835
Cash and cash equivalents at end of period	$7,223	$22,501

Cash paid during the period for:
Interest	$314	$470
Income taxes, net	11,531	2,671

See accompanying notes.

ATC TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of ATC Technology Corporation (the “Company”) as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

During the six months ended June 30, 2008, the Company sold the asset group related to its NuVinci CVP project (“NuVinci”).  Accordingly, the results of operations for NuVinci, which was reported as part of “Drivetrain” in segment information disclosed prior to 2008, has been reclassified to discontinued operations for all periods presented.  As a result of the discontinuance of NuVinci, for the three months ended June 30, 2008 and 2007, an after-tax gain of $6 and an after-tax loss of $1,494 ($0.07 per common share – basic and diluted), respectively, and for the six months ended June 30, 2008 and 2007, after-tax losses of $2,491 ($0.12 per common share – basic and diluted) and $3,446 ($0.16 per common share – basic and diluted), respectively, are reflected in discontinued operations.  (See Note 11 – Discontinued Operations)

Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Based on the Company’s current operations, the adoption of SFAS No. 162 will not have a material effect on its financial statements.

Note 2.	Inventories

Inventories consist of the following:
	June 30, 2008	December 31, 2007

Raw materials, including core inventories	$65,730	$57,695
Work-in-process	1,254	1,467
Finished goods	7,130	4,832
Total inventories	$74,114	$63,994

Note 3.	Property, Plant and Equipment

Property, plant and equipment of continuing operations, stated at cost less accumulated depreciation, is summarized as follows:

	June 30, 2008	December 31, 2007

Property, plant and equipment	$152,490	$144,172
Accumulated depreciation	(94,824)	(87,710)
Total property, plant and equipment, net	$57,666	$56,462

Note 4.	Warranty Liability

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

Changes to the Company’s warranty liability are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$2,061	$2,038	$2,154	$1,985
Warranties issued	333	395	650	788
Claims paid / settlements	(101)	(243)	(482)	(571)
Changes in liability for pre-existing warranties	(393)	5	(422)	(7)
Balance at end of period	$1,900	$2,195	$1,900	$2,195

Note 5.	Credit Facility

On March 21, 2006, the Company entered into a credit agreement and related security agreement with certain banks (the “Credit Facility”). The Credit Facility provides the Company with a $150,000 five-year senior secured revolving credit facility.  The Credit Facility can be increased by up to $75,000 under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested).

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets.  The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all debt covenants at June 30, 2008.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty or capacity reduction.

As of June 30, 2008, the Company had $6,300 outstanding under the Credit Facility and had $1,140 letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $142,560.

Note 6.	Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and six months ended June 30, 2008 and 2007, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net income	$8,994	$10,072	$17,567	$19,746
Other comprehensive income (loss):
Currency translation adjustments	1	260	(14)	281
Change in unrealized gain (loss) on available- for-sale securities, net of income taxes	–	87	(77)	98
Total comprehensive income	$8,995	$10,419	$17,476	$20,125

Note 7.	Stock-Based Compensation

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

During the three months ended June 30, 2008, the Company granted an aggregate of (i) 187,502 stock options with an exercise price equal to the market price of the Company’s common stock on the dates of grant at a weighted average fair value of $6.93 per share and (ii) 88,891 shares of Restricted Stock at a weighted average fair value of $22.10 per share, to non-employee directors, executive officers and certain employees of the Company.

The Company recognized compensation expense related to stock-based awards of $1,257 and $935 for the three months ended June 30, 2008 and 2007, respectively, and $2,253 and $1,804 for the six months ended June 30, 2008 and 2007, respectively.

A summary of stock-based award activities during the six months ended June 30, 2008 is presented below:

	Stock Options	Restricted Stock(1)
Outstanding at January 1, 2008	1,514,727	224,625
Granted at market price	258,777	111,122
Exercised	(14,166)	(83,839)
Forfeited/expired	(26,496)	(16,524)
Outstanding at June 30, 2008	1,732,842	235,384

(1) Restricted stock is exercised at the time the awards vest.

Note 8.	Repurchases of Common Stock

On February 28, 2008, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $50,000 of its common stock during 2008.  The repurchases are being made (i) pursuant to a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, and (ii) in accordance with Rule 10b-18 under the Securities Exchange Act.  Pursuant to this program, the Company purchased 1,212,999 shares of its common stock at an aggregate cost of $24,820 during the six months ended June 30, 2008.

Also during the six months ended June 30, 2008, certain officers and employees of the Company delivered to the Company 19,206 shares of the Company’s common stock in payment of $433 of withholding tax obligations arising from the vesting of Restricted Stock awards.  Per the stock incentive plans under which the awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the minimum withholding tax obligation were returned to their respective plans and are available for future grant.

In addition, 16,524 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards during the six months ended June 30, 2008.

Note 9.	Segment Information

Within the Company, financial performance is measured by lines of business.  The Company aggregates certain of its operating units to form two reportable segments: the Logistics segment and the Drivetrain segment.  The Logistics segment provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. The principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T, TomTom, GM, Nokia, LG, Magellan, T-Mobile, Delphi, TiVo and SonyEricsson.  The Drivetrain segment primarily sells remanufactured transmissions to Ford, Honda, Allison, Chrysler, GM and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines primarily to certain OEMs in Europe.  The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

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

During the three months ended March 31, 2008, the Company reclassified the results of operations for the NuVinci project, which was reported as part of “Drivetrain” in segment information previously disclosed, to discontinued operations for all periods presented.  (See Note 11 – Discontinued Operations)

The following table summarizes financial information relating to the Company’s reportable segments:

	Logistics	Drivetrain	Consolidated
For the three months ended June 30, 2008:
Net sales from external customers	$86,512	$49,110	$135,622
Operating income	11,396	3,064	14,460

For the three months ended June 30, 2007:
Net sales from external customers	$69,195	$61,162	$130,357
Operating income	10,357	7,712	18,069

For the six months ended June 30, 2008:
Net sales from external customers	$171,269	$93,895	$265,164
Operating income	26,709	5,624	32,333

For the six months ended June 30, 2007:
Net sales from external customers	$137,627	$123,999	$261,626
Operating income	19,725	17,348	37,073

Note 10.	Exit, Disposal, Certain Severance and Other Charges

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

During the three months ended March 31, 2008, the Company recorded $966 of these charges consisting of (i) $715 of termination benefits primarily related to cost reduction activities and the reorganization of certain management functions primarily related to the Drivetrain segment, (ii) $213 of certain legal and other professional fees unrelated to ongoing operating activities of the Drivetrain segment, and (iii) $38 of asset write-offs related to the wind-down of activities with a customer in the Logistics segment.

During the three months ended June 30, 2008, the Company recorded $152 of these charges consisting of termination benefits primarily related to cost reduction activities and the reorganization of certain functions within the Logistics segment’s information technology group.

Note 11.	Discontinued Operations

During the three months ended March 31, 2008, the Company concluded that the potential return on the investment for NuVinci was not sufficient to continue development activities.  As a result, the Company sold certain tangible and intangible assets related to NuVinci to Fallbrook Technologies Inc. for a total of $6,039 (which includes an 8% promissory note with a principal amount of $1,952).  As part of this decision, the Company recorded pre-tax charges of $1,891 during the six months ended June 30, 2008 related to the exit from this project, including charges of (i) $1,020 for termination benefits, (ii) $458 for certain inventory deemed unusable by Fallbrook, (iii) $220 primarily related to the write-off of capitalized patent development costs, and (iv) $193 related to the disposal of certain fixed assets.

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

Details of the loss from discontinued operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
NuVinci:
Loss from sale and exit	$(163)	$–	$(1,891)	$–
Operating loss	(38)	(2,449)	(2,401)	(5,647)
Loss before income taxes	(201)	(2,449)	(4,292)	(5,647)
Income tax benefit	207	955	1,801	2,201
Gain (loss) from NuVinci project, net of income taxes	6	(1,494)	(2,491)	(3,446)

Independent Aftermarket:
Gain (loss) from closure and sale of businesses	46	(10)	46	(34)
Operating loss	(1)	(100)	(25)	(63)
Non-operating income	–	2	–	11
Income (loss) before income taxes	45	(108)	21	(86)
Income tax (expense) benefit	(17)	36	(8)	29
Gain (loss) from Independent Aftermarket, net of income taxes	28	(72)	13	(57)
Gain (loss) from discontinued operations, net of income taxes	$34	$(1,566)	$(2,478)	$(3,503)

Net sales from the NuVinci project were $11 and $452 during the three months ended June 30, 2008 and 2007, respectively, and $752 and $978 during the six months ended June 30, 2008 and 2007, respectively.

Details of assets and liabilities of discontinued operations are as follows:

	June 30, 2008	December 31, 2007
Assets:
NuVinci:
Accounts receivable	$292	$476
Inventory	−	1,601
Other current assets	−	331
Total current assets of discontinued operations	292	2,408
Property, plant and equipment, net	–	4,525
Intangible assets, net	–	681
Total long term assets of discontinued operations	–	5,206
Total assets of discontinued operations	$292	$7,614

Liabilities:
NuVinci:
Current liabilities	$1,191	$506
Independent Aftermarket:
Current liabilities	154	283
Total liabilities of discontinued operations	$1,345	$789

Note 12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$8,960	$11,638	$20,045	$23,249

Denominator:
Weighted-average common shares outstanding	21,002,308	21,776,962	21,422,372	21,714,056
Common stock equivalents	185,011	327,271	222,292	307,898
Denominator for diluted earnings per common share	21,187,319	22,104,233	21,644,664	22,021,954

Per common share - basic	$0.43	$0.53	$0.94	$1.07
Per common share - diluted	$0.42	$0.53	$0.93	$1.06

Note 13.	Contingencies

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

In connection with the sale of the Distribution Group, a former segment of the Company’s business which was discontinued and sold during 2000 (the "DG Sale") and is now owned by Transtar Industries, Inc., the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company's indemnification of the buyer against (i) environmental liability at former Distribution Group facilities that had been closed prior to the DG Sale, including former manufacturing facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the Distribution Group relating to periods prior to the DG Sale, in most cases subject to a $750 deductible and a $12,000 cap except with respect to closed facilities, and (iii) any tax liability of the Distribution Group relating to periods prior to the DG Sale.  During 2002, the Company negotiated an additional $100 deductible applicable to all Distribution Group claims for indemnification.

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

Discontinued Operations

During the three months ended March 31, 2008, we concluded that the potential return on the investment for the NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold certain assets related to this project to Fallbrook Technologies Inc. and reclassified the results of operations for NuVinci, which was reported as part of “Drivetrain” in segment information previously disclosed, to discontinued operations for all periods presented.  (See Note 11 – Discontinued Operations)

Critical Accounting Policies and Estimates

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due.  Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements.  For each of the years ended December 31, 2007, 2006 and 2005, our net write-offs were less than $0.1 million.  For each of the six months ended June 30, 2008 and 2007, our net write-offs were less than $0.1 million.  As of June 30, 2008, we had $91.8 million of accounts receivable, net of allowance for doubtful accounts of $0.5 million.

Inventory Valuation.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements.  For the years ended December 31, 2007, 2006 and 2005, we recorded charges for excess and obsolete inventory of approximately $4.4 million (including $1.4 million classified as exit, disposal, certain severance and other charges), $1.8 million and $0.8 million, respectively.    For the six months ended June 30, 2008 and 2007, we recorded charges for excess and obsolete inventory of approximately $1.2 million and $1.8 million, respectively.  As of June 30, 2008 we had inventory of $74.1 million, net of a reserve for excess and obsolete inventory of $6.4 million.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures.  For the years ended December 31, 2007, 2006 and 2005, we (i) recorded charges for estimated warranty costs for sales made in the respective year of approximately $1.6 million, $1.3 million and $1.3 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.8 million, $1.3 million and $1.5 million, respectively.  For the six months ended June 30, 2008 and 2007, we (i) recorded charges for estimated warranty costs of approximately $0.7 million and $0.8 million, respectively and (ii) paid and/or settled warranty claims of approximately $0.5 million and $0.6 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Our goodwill and indefinite lived intangible assets are tested for impairment annually as of September 30th of each year unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. As of June 30, 2008, goodwill was recorded at a carrying value of approximately $132.4 million.

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

Accounting for Stock-Based Awards.  We apply the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and adopted this standard using the modified prospective transition method.  Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 was recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Stock option valuations are estimated by using the Black-Scholes option pricing model and restricted stock awards are measured at the market value of our common stock on the date of issuance.  During the three months ended March 31, 2008 we awarded our Chief Executive Officer 71,275 stock options and 22,231 shares of restricted stock at the time he entered into a new employment agreement.  During the three months ended June 30, 2008, we awarded an aggregate of 187,502 stock options and 88,891 shares of restricted stock to non-employee directors, executive officers and certain employees.  Total estimated compensation expense of $4.0 million related to awards granted during 2008 is being amortized over the requisite service period.  For all stock-based awards outstanding as of June 30, 2008, we have yet to record, on a pre-tax basis, an estimated total of $6.0 million of compensation expense to be recognized over a weighted-average period of 1.4 years.

Results of Operations for the Three-Month Period Ended June 30, 2008 Compared to the Three-Month Period Ended June 30, 2007.

Income from continuing operations decreased $2.6 million, or 22.4%, to $9.0 million for the three months ended June 30, 2008 from $11.6 million for the three months ended June 30, 2007.  Income from continuing operations per diluted share was $0.42 for the three months ended June 30, 2008 and $0.53 for the three months ended June 30, 2007.  Our results for 2008 and 2007 included exit, disposal, certain severance and other charges of $0.1 million (net of tax) and $0.8 million (net of tax), respectively. Excluding these charges, income from continuing operations decreased primarily as a result of:

•
lower volumes of Honda remanufactured transmissions for warranty applications compared to higher volumes in the second quarter of 2007 believed to be attributable to an extension of warranty coverage on certain models;

•	a decrease in sales to GM primarily related to an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008;

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals; and

•	a decline in sales to Nokia due to the termination of a test and repair program in June 2007;

partially offset by:

•	the launch and ramp-up of our logistics programs with TomTom; and

•	increased volumes in our programs with AT&T and other base business customers in our Logistics segment.

Net Sales

Net sales increased $5.2 million, or 4.0%, to $135.6 million for the three months ended June 30, 2008 from $130.4 million for the three months ended June 30, 2007.  This increase was primarily due to:

•	the launch and ramp-up of our logistics programs with TomTom; and

•	increased volumes in our programs with AT&T and other base business customers in our Logistics segment;

partially offset by:

•
lower volumes of Honda remanufactured transmissions for warranty applications compared to higher volumes in the second quarter of 2007 believed to be attributable to an extension of warranty coverage on certain models;

•	a decrease in sales to GM primarily related to an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008;

•	a decline in sales to Nokia due to the termination of a test and repair program in June 2007; and

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals.

Of our net sales for the three months ended June 30, 2008 and 2007, AT&T accounted for 38.4% and 37.3%, TomTom accounted for 16.5% and 2.2%, Ford accounted for 12.1% and 14.1% and Honda accounted for 9.6% and 18.1%, respectively.

Gross Profit

Gross profit decreased $5.1 million, or 14.9%, to $29.1 million for the three months ended June 30, 2008 from $34.2 million for the three months ended June 30, 2007.  Additionally, gross profit as a percentage of net sales decreased to 21.4% for the three months ended June 30, 2008 from 26.2% for the three months ended June 30, 2007.  This decrease was primarily due to reduced operating leverage in our Drivetrain segment resulting from the decline in Honda volume, a decrease in sales to GM (primarily related to an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008), and scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals, partially offset by increased volume in our Logistics segment and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense decreased $1.2 million, or 7.7%, to $14.4 million for the three months ended June 30, 2008 from $15.6 million for the three months ended June 30, 2007.  The net decrease is primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives and a reduction in cost for incentive compensation programs, partially offset by an increase in costs associated with revenue growth in our Logistics segment.  As a percentage of net sales, SG&A expense decreased to 10.6% for the three months ended June 30, 2008 from 11.9% for the three months ended June 30, 2007.

Exit, Disposal, Certain Severance and Other Charges

During the three months ended June 30, 2008, we recorded $0.2 million ($0.1 million net of tax) of exit, disposal, certain severance and other charges consisting of termination benefits related to cost reduction activities and the reorganization of certain functions within the Logistics segment’s information technology group.

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

Operating Income

Operating income decreased $3.6 million, or 19.9%, to $14.5 million for the three months ended June 30, 2008 from $18.1 million for the three months ended June 30, 2007.  This decrease was primarily the result of the factors described above under “Gross Profit,” partially offset by the factors described above under “Selling, General and Administrative Expense” and “Exit, Disposal, Certain Severance and Other Charges.” As a percentage of net sales, operating income decreased to 10.7% for the three months ended June 30, 2008 from 13.9% for the three months ended June 30, 2007.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations increased to 37.5% for the three months ended June 30, 2008, from 35.1% for the three months ended June 30, 2007.  This increase was primarily due to the change in mix of our taxable income by state and currently enacted laws.

Discontinued Operations

During the three months ended March 31, 2008, we concluded that the potential return on the investment for the NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold certain tangible and intangible assets related to the NuVinci project to Fallbrook Technologies Inc. for $6.0 million (which includes an 8% promissory note with a principal amount of $2.0 million) and reclassified the NuVinci project as discontinued operations during the three months ended March 31, 2008.

For the three months ended June 30, 2007, the after-tax loss of $1.6 million is primarily related to the reclassified results of the NuVinci project.

See Note 11. “Discontinued Operations.”

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2008		2007
Net sales	$86.5	100.0%	$69.2	100.0%
Segment profit	$11.4	13.2%	$10.4	15.0%

Net Sales.  Net sales increased $17.3 million, or 25.0%, to $86.5 million for the three months ended June 30, 2008 from $69.2 million for the three months ended June 30, 2007.  This increase was primarily related to:

•	the launch and ramp-up of programs with TomTom; and

•	increased volumes in our programs with AT&T and other base business customers;

partially offset by:

•	a decline in sales to GM primarily related to an automotive electronics upgrade program that was substantially complete at the end of the first quarter of 2008;

•	a decline in sales to Nokia due to the termination of a test and repair program in June 2007; and

•	scheduled price concessions granted to a customer in connection with previous contract renewals.

Of our segment net sales for the three months ended June 30, 2008 and 2007, AT&T accounted for 60.2% and 70.3% and TomTom accounted for 25.9% and 4.1%, respectively.

Segment Profit.  Segment profit increased $1.0 million, or 9.6%, to $11.4 million (13.2% of segment net sales) for the three months ended June 30, 2008 from $10.4 million (15.0% of segment net sales) for the three months ended June 30, 2007.  The increase was primarily the result of the factors described above under “Net Sales,” and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with previous contract renewals.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended June 30, 2008, we recorded $0.2 million of these costs for severance costs related to cost reduction activities and the reorganization of certain functions within the segment’s information technology group.  There were no similar costs recorded in 2007.

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2008		2007
Net sales	$49.1	100.0%	$61.2	100.0%
Segment profit	$3.1	6.3%	$7.7	12.6%

Net Sales.  Net sales decreased $12.1 million, or 19.8%, to $49.1 million for the three months ended June 30, 2008 from $61.2 million for the three months ended June 30, 2007.  The decrease was primarily due to:

•
lower volumes of Honda remanufactured transmissions for warranty applications compared to higher volumes in the second quarter of 2007 believed to be attributable to an extension of warranty coverage on certain models;

•
lower volumes of Ford remanufactured transmissions resulting from lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero to eight-year age category, which category we believe drives the majority of demand for our Ford products; however, we expect this trend to reverse as the population of vehicles using the 6-speed transmission families for which we recently launched remanufacturing programs begins to grow and age;

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year; however, a transmission model we remanufacture has recently been approved by Chrysler for use in its warranty program; and

•	price concessions granted to certain customers in connection with previous contract renewals.

Of our segment net sales for the three months ended June 30, 2008 and 2007, Ford accounted for 33.5% and 30.0% and Honda accounted for 26.5% and 38.6%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended June 30, 2007, we recorded charges of $1.2 million consisting of (i) $0.5 million of severance and related costs primarily related to certain management upgrades, (ii) $0.4 million for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers, and (iii) $0.3 million related to a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers.  There were no similar costs recorded in 2008.

Segment Profit.  Segment profit decreased $4.6 million, or 59.7%, to $3.1 million (6.3% of segment net sales) for the three months ended June 30, 2008 from $7.7 million (12.6% of segment net sales) for the three months ended June 30, 2007.  This decline was primarily the result of the negative operating leverage experienced as volumes declined due to the factors described above under “Net Sales,” partially offset by the decrease in the costs described above under “Exit, Disposal, Certain Severance and Other Charges” and by benefits of our lean and continuous improvement program and other cost reduction initiatives.

Results of Operations for the Six-Month Period Ended June 30, 2008 Compared to the Six-Month Period Ended June 30, 2007.

Income from continuing operations decreased $3.2 million, or 13.8%, to $20.0 million for the six months ended June 30, 2008 from $23.2 million for the six months ended June 30, 2007.  Income from continuing operations per diluted share was $0.93 for the six months ended June 30, 2008 and $1.06 for the six months ended June 30, 2007.  Our results for 2008 and 2007 included exit, disposal, certain severance and other charges of $0.7 million (net of tax) and $0.8 million (net of tax), respectively.  Excluding these costs, income from continuing operations decreased primarily as a result of:

•
lower volumes of Honda remanufactured transmissions for warranty applications (i) compared to higher volumes in the first half of 2007 believed to be attributable to an extension of warranty coverage on certain models, and (ii) due to the reduction of  inventory levels by Honda in the first quarter of 2008 in connection with its March 31 fiscal year-end;

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals;

•
lower volumes of Ford remanufactured transmissions resulting from (i) lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero to eight-year age category, which category we believe drives the majority of demand for our Ford products (however we expect this trend to reverse as the population of vehicles using the 6-speed transmission families for which we recently launched remanufacturing programs begins to grow and age), and (ii) an inventory reduction at a large distributor;

•
lower volumes of Chrysler remanufactured transmissions due to (i) Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (however, a transmission model we remanufacture has recently been approved by Chrysler for use in its warranty program), and (ii) an inventory reduction at a large distributor; and

•	a decline in sales to Nokia due to the termination of a test and repair program in June 2007;

partially offset by:

•	the launch and ramp-up of our logistics programs with TomTom; and

•	increased volumes and favorable mix in our programs with AT&T and other base business customers in our Logistics segment.

Net Sales

Net sales increased $3.6 million, or 1.4%, to $265.2 million for the six months ended June 30, 2008 from $261.6 million for the six months ended June 30, 2007.  This increase was primarily due to:

•	the launch and ramp-up of our logistics programs with TomTom; and

•	increased volumes in our programs with AT&T and other base business customers in our Logistics segment;

partially offset by:

•
lower volumes of Honda remanufactured transmissions for warranty applications (i) compared to higher volumes in the first half of 2007 believed to be attributable to an extension of warranty coverage on certain models, and (ii) due to the reduction of inventory levels by Honda in the first quarter of 2008 in connection with its March 31 fiscal year-end;

•	a decline in Nokia revenues due to the termination of a test and repair program in June 2007;

•
lower volumes of Ford remanufactured transmissions resulting from (i) lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero to eight-year age category, which category we believe drives the majority of demand for our Ford products (however we expect this trend to reverse as the population of vehicles using the 6-speed transmission families for which we recently launched remanufacturing programs begins to grow and age), and (ii) an inventory reduction at a large distributor;

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals; and

•
lower volumes of Chrysler remanufactured transmissions due to (i) Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (however, a transmission model we remanufacture has recently been approved by Chrysler for use in its warranty program), and (ii) an inventory reduction at a large distributor.

Of our net sales for the six months ended June 30, 2008 and 2007, AT&T accounted for 39.5% and 37.3%, TomTom accounted for 13.7% and 1.7%, Ford accounted for 11.5% and 14.0% and Honda accounted for 9.6% and 17.9%, respectively.

Gross Profit

Gross profit decreased $5.1 million, or 7.7%, to $61.3 million for the six months ended June 30, 2008 from $66.4 million for the six months ended June 30, 2007.  Additionally, gross profit as a percentage of net sales decreased to 23.1% for the six months ended June 30, 2008 from 25.4% for the six months ended June 30, 2007.  This decrease was primarily due to reduced operating leverage in our Drivetrain segment and scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals, partially offset by operating leverage from increased volume and a favorable mix of services in our Logistics segment and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Selling, General and Administrative Expense

SG&A expense decreased $0.9 million, or 3.1%, to $27.8 million for the six months ended June 30, 2008 from $28.7 million for the six months ended June 30, 2007.  The net decrease is primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives and a reduction in cost for incentive compensation programs, partially offset by an increase in costs associated with revenue growth in our Logistics segment.  As a percentage of net sales, SG&A expense decreased to 10.5% for the six months ended June 30, 2008 from 11.0% for the six months ended June 30, 2007.

Exit, Disposal, Certain Severance and Other Charges

During the six months ended June 30, 2008, we recorded $1.1 million ($0.7 million net of tax) of exit, disposal, certain severance and other charges, which included (i) $0.9 million ($0.6 million net of tax) of severance and other costs primarily related to certain cost reduction activities and (ii) $0.2 million ($0.1 million net of tax) of certain legal and other professional fees unrelated to our ongoing operations.

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

Operating Income

Operating income decreased $4.8 million, or 12.9%, to $32.3 million for the six months ended June 30, 2008 from $37.1 million for the six months ended June 30, 2007.  This decrease was primarily the result of the factors described above under “Gross Profit.”  As a percentage of net sales, operating income decreased to 12.2% for the six months ended June 30, 2008 from 14.2% for the six months ended June 30, 2007.

Interest Income

Interest income increased to $0.4 million for the six months ended June 30, 2008 from $0.2 million for the six months ended June 30, 2007.  This increase was primarily attributable to higher cash balances invested in cash and equivalents during the first six months of 2008 as compared to 2007.

Interest Expense

Interest expense decreased to $0.4 million for the six months ended June 30, 2008 from $0.7 million for the six months ended June 30, 2007.  This decrease was primarily due to a reduction in total debt outstanding in 2008 as compared to 2007.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations increased to 38.3% for the six months ended June 30, 2008, from 36.5% for the six months ended June 30, 2007.  This increase was primarily due to the change in mix of our taxable income by state and currently enacted laws.

Discontinued Operations

During the six months ended June 30, 2008 and 2007 we recorded after-tax losses from discontinued operations of $2.5 million and $3.5 million, respectively.

During the three months ended March 31, 2008, we concluded that the potentail return on the investment for the NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold certain tangible and intangible assets related to the NuVinci project to Fallbrook Technologies Inc. for a total of $6.0 million (which includes an 8% promissory note with a principal amount of $2.0 million).

On a pre-tax basis, the loss for the NuVinci CVP project included $2.4 million of losses from the operations of this project during the six months ended June 30, 2008 along with a charge of $1.9 million related to the exit from this project, which included charges of (i) $1.0 million for termination benefits, (ii) $0.5 million for certain inventory deemed unusable by Fallbrook, (iii) $0.2 million primarily related to the write-off of capitalized patent development costs, and (iv) $0.2 million related to the disposal of certain fixed assets.

For the six months ended June 30, 2007, the after-tax loss of $3.5 million is primarily related to the reclassified results of the NuVinci project.

See Note 11. “Discontinued Operations.”

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2008		2007
Net sales	$171.3	100.0%	$137.6	100.0%
Segment profit	$26.7	15.6%	$19.7	14.3%

Net Sales.  Net sales increased $33.7 million, or 24.5%, to $171.3 million for the six months ended June 30, 2008 from $137.6 million for the six months ended June 30, 2007.  This increase was primarily related to:

•	the launch and ramp-up of programs with TomTom; and

•	increased volumes in our programs with AT&T and other base business customers;

partially offset by:

•	a decline in Nokia revenues due to the termination of a test and repair program in June 2007; and

•	scheduled price concessions granted to a customer in connection with previous contract renewals.

Of our segment net sales for the six months ended June 30, 2008 and 2007, AT&T accounted for 61.1% and 71.0% and TomTom accounted for 21.2% and 3.3%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the six months ended June 30, 2008, we recorded $0.2 million of these costs for severance related to cost reduction activities and the reorganization of certain functions within the segment’s information technology group.  There were no similar costs recorded in 2007.

Segment Profit.  Segment profit increased $7.0 million, or 35.5%, to $26.7 million (15.6% of segment net sales) for the six months ended June 30, 2008 from $19.7 million (14.3% of segment net sales) for the six months ended June 30, 2007.  The increase was primarily the result of the factors described above under “Net Sales,” a favorable mix of services, and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with previous contract renewals.

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2008		2007
Net sales	$93.9	100.0%	$124.0	100.0%
Segment profit	$5.6	6.0%	$17.3	14.0%

Net Sales.  Net sales decreased $30.1 million, or 24.3%, to $93.9 million for the six months ended June 30, 2008 from $124.0 million for the six months ended June 30, 2007.  The decrease was primarily due to:

•
lower volumes of Honda remanufactured transmissions for warranty applications (i) compared to higher volumes in the first half of 2007 believed to be attributable to an extension of warranty coverage on certain models, and (ii) due to the reduction of inventory levels by Honda in the first quarter of 2008 in connection with its March 31 fiscal year-end;

•
lower volumes of Ford remanufactured transmissions resulting from (i) lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero to eight-year age category, which category we believe drives the majority of demand for our Ford products (however we expect this trend to reverse as the population of vehicles using the 6-speed transmission families for which we recently launched remanufacturing programs begins to grow and age), and (ii) an inventory reduction at a large distributor;

•
lower volumes of Chrysler remanufactured transmissions due to (i) Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (however, a transmission model we remanufacture has recently been approved by Chrysler for use in its warranty program), and (ii) an inventory reduction at a large distributor; and

•	price concessions granted to certain customers in connection with previous contract renewals.

Of our segment net sales for the six months ended June 30, 2008 and 2007, Ford accounted for 32.6% and 29.5% and Honda accounted for 27.2% and 37.8%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the six months ended June 30, 2008, we recorded $0.9 million of these costs consisting of (i) $0.7 million of severance primarily related to cost reduction activities and (ii) $0.2 million of certain legal and other professional fees unrelated to ongoing operating activities of the segment.  During the six months ended June 30, 2007, we recorded charges of $1.2 million consisting of (i) $0.5 million of severance and related costs primarily related to certain management upgrades, (ii) $0.4 million for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers, and (iii) $0.3 million related to a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers.

Segment Profit.  Segment profit decreased $11.7 million, or 67.6%, to $5.6 million (6.0% of segment net sales) for the six months ended June 30, 2008 from $17.3 million (14.0% of segment net sales) for the six months ended June 30, 2007.  This decline was primarily the result of the negative operating leverage experienced as volumes declined due to the factors described above under “Net Sales,” partially offset by benefits of our lean and continuous improvement program and other cost reduction initiatives.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $7.2 million at June 30, 2008.    Net cash used in operating activities from continuing operations was $9.6 million for the six-month period then ended.  During the period, we used $40.8 million of cash from our working capital accounts including:

•	$21.0 million for accounts receivable primarily as the result of increased volume coupled with the timing of payments received from certain customers in the Logistics segment;

•	$10.1 million for inventories primarily related to the launch and ramp-up of new programs coupled with increased test and repair volume in our Logistics segment;

•	$9.3 million for accounts payable and accrued expenses, which included the use of $9.4 million in cash for payments of our 2007 incentive compensation; and

•	$0.4 million for prepaid and other assets.

Net cash used in investing activities from continuing operations was $9.9 million for the period, which included $8.0 million of capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts and $2.1 million of net purchases of available-for-sale securities for our nonqualified deferred compensation plan.  Net cash used in financing activities of $16.4 million included payments of $25.3 million primarily related to open market repurchases of our common stock, partially offset by $6.3 million of borrowings under our credit facility, $2.3 million from the change in book overdrafts and $0.2 million of cash proceeds from the exercise of stock options by our employees.

For 2008, we estimate $15-$20 million for capital expenditures, consisting of approximately $5-$10 million in support of new business and capacity expansion initiatives in our Logistics and Drivetrain segments and approximately $10 million in support of maintenance and cost reduction initiatives.

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

As of June 30, 2008, our liquidity included (i) borrowing capacity under the credit facility of $142.6 million, and (ii) $7.2 million of cash on hand.

We were in compliance with all the credit facility’s debt covenants as of June 30, 2008.

In February 2008, our Board of Directors authorized a plan to repurchase up to $50.0 million of our common stock during 2008.  The repurchases are being made (i) pursuant to a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, and (ii) in accordance with Rule 10b-18 under the Securities Exchange Act.  Pursuant to this program, we made open market purchases of 1,212,999 shares of our common stock at an aggregate cost of $24.8 million during the six months ended June 30, 2008.

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

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of June 30, 2008, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the six months ended June 30, 2008 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of June 30, 2008, interest rate movements of 100 basis points would result in an approximate $39 thousand increase or decrease in interest expense over a one-year period.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the six months ended June 30, 2008, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $21 thousand.

Item 4.	Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer (acting) John M. Pinkerton, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms."  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of June 30, 2008, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after June 30, 2008, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ATC TECHNOLOGY CORPORATION

Part II.    Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2008, our Board of Directors authorized a plan to repurchase up to $50,000,000 of our common stock during 2008.  The repurchases are being made (i) pursuant to a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, and (ii) in accordance with Rule 10b-18 under the Securities Exchange Act.  Pursuant to this program, we made open market purchases of 685,617 shares of our common stock at an aggregate cost of $14,804,853 (including broker commissions and transaction fees) during the three months ended June 30, 2008.

Also during the three months ended June 30, 2008, certain employees delivered to us 19,097 shares of our outstanding common stock in payment of $430,059 of minimum withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans.  Per the stock incentive plans, the shares delivered to us were valued at an average price of $22.52 per share, the average of the closing prices of our common stock on the vesting dates of the restricted stock.

Following is a summary of treasury stock acquisitions made during the three month period ended June 30, 2008:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (1) (2)
April 1-30, 2008	411,144	$ 21.30	411,144	$ 31,242,718
May 1-31, 2008	222,784	$ 21.95	222,784	$ 26,351,597
June 1-30, 2008	70,786	$ 22.12	70,786	$ 25,215,722

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

The 2008 annual meeting of stockholders of the Company was held on June 3, 2008 for the purpose of electing seven directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified.

The following directors were elected by the following vote:

	Votes
	For	Against
Robert L. Evans	17,015,720	3,660,371
Curtland E. Fields	17,025,130	3,650,961
Dr. Michael J. Hartnett	16,774,786	3,901,305
Donald T. Johnson, Jr.	16,896,135	3,779,956
Michael D. Jordan	17,025,130	3,650,961
S. Lawrence Prendergast	16,106,334	4,569,757
Edward Stewart	16,784,209	3,891,882

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

ATC TECHNOLOGY CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATC TECHNOLOGY CORPORATION

Date: July 29, 2008	/s/ John M. Pinkerton
John M. Pinkerton, Vice President, Controller and Chief Financial Officer (acting)

•	John M. Pinkerton is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.