Form 10-Q
period 2008-09-30
ATC Technology CORP
filed 2008-10-28
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

The Registrant had 20,284,673 shares of common stock outstanding as of October 24, 2008.

ATC TECHNOLOGY CORPORATION

FORM 10-Q

i

ATC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,528	$40,149
Accounts receivable, net	95,615	70,887
Inventories	73,190	63,994
Prepaid and other assets	5,586	3,136
Refundable income taxes	2,510	2,036
Deferred income taxes	8,126	7,740
Assets of discontinued operations	31	2,408
Total current assets	190,586	190,350

Property, plant and equipment, net	55,697	56,462
Debt issuance costs, net	389	507
Goodwill	132,375	132,375
Intangible assets, net	84	211
Long-term investments	5,101	3,019
Other assets	1,788	1,244
Assets of discontinued operations	-	5,206
Total assets	$386,020	$389,374

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$37,289	$34,756
Accrued expenses	28,241	34,495
Income taxes payable	1,545	3,308
Deferred compensation	118	124
Liabilities of discontinued operations	748	789
Total current liabilities	67,941	73,472

Deferred compensation, less current portion	5,287	3,308
Other long-term liabilities	2,876	2,819
Liabilities related to uncertain tax positions	1,607	1,608
Deferred income taxes	31,133	27,654

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,605,977 and 27,479,944
as of September 30, 2008 and December 31, 2007, respectively	276	275
Additional paid-in capital	235,783	232,312
Retained earnings	153,065	125,336
Accumulated other comprehensive income	2,194	3,766
Common stock held in treasury, at cost - 6,906,505 and 5,328,423 shares
as of September 30, 2008 and December 31, 2007, respectively	(114,142)	(81,176)
Total stockholders' equity	277,176	280,513

Total liabilities and stockholders' equity	$386,020	$389,374

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net sales:
Services	$94,302	$75,390	$265,571	$213,017
Products	44,617	57,870	138,512	181,869
Total net sales	138,919	133,260	404,083	394,886

Cost of sales:
Services	70,711	52,841	198,337	154,629
Products	36,860	45,557	113,081	138,259
Products - exit, disposal, certain severance and other charges	-	-	-	713
Total cost of sales	107,571	98,398	311,418	293,601

Gross profit	31,348	34,862	92,665	101,285

Selling, general and administrative expense	15,420	14,750	43,199	43,468
Amortization of intangible assets	31	62	118	181
Exit, disposal, certain severance and other charges	214	62	1,332	575

Operating income	15,683	19,988	48,016	57,061

Interest income	125	254	531	439
Other income, net	33	21	132	85
Interest expense	(161)	(125)	(536)	(819)

Income from continuing operations before income taxes	15,680	20,138	48,143	56,766

Income tax expense	5,516	7,290	17,934	20,669

Income from continuing operations	10,164	12,848	30,209	36,097

Loss from discontinued operations, net of income taxes	(2)	(2,107)	(2,480)	(5,610)

Net income	$10,162	$10,741	$27,729	$30,487

Per common share - basic:
Income from continuing operations	$0.49	$0.59	$1.42	$1.66
Loss from discontinued operations	$-	$(0.10)	$(0.12)	$(0.26)
Net income	$0.49	$0.49	$1.31	$1.40

Weighted average number of common shares
outstanding	20,758	21,879	21,201	21,769

Per common share - diluted:
Income from continuing operations	$0.48	$0.58	$1.41	$1.63
Loss from discontinued operations	$-	$(0.09)	$(0.12)	$(0.25)
Net income	$0.48	$0.48	$1.29	$1.38

Weighted average number of common and
common equivalent shares outstanding	21,004	22,237	21,431	22,094

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months ended September 30,
	2008	2007
	(Unaudited)
Operating Activities:
Net income	$27,729	$30,487

Adjustments to reconcile net income to net cash provided by
operating activities - continuing operations:
Net loss from discontinued operations	2,480	5,610
Depreciation and amortization	11,003	10,848
Noncash stock-based compensation	3,258	2,877
Amortization of debt issuance costs	118	118
Adjustments to provision for losses on accounts receivable	43	(111)
(Gain) loss on sale of equipment	(17)	103
Deferred income taxes	3,137	5,096
Changes in operating assets and liabilities,
net of businesses discontinued/sold:
Accounts receivable	(25,106)	(6,396)
Inventories	(9,791)	(4,629)
Prepaid and other assets	(1,693)	(206)
Accounts payable and accrued expenses	(3,027)	14,462
Net cash provided by operating activities - continuing operations	8,134	58,259

Net cash provided by (used in) operating activities - discontinued operations	237	(5,950)

Investing Activities:
Purchases of property, plant and equipment	(9,930)	(17,909)
Purchases of available-for-sale securities	(2,303)	(4,141)
Proceeds from sales of available-for-sale securities	-	3,348
Repayment of note receivable from sale of business	134	-
Proceeds from sale of property, plant and equipment	38	42
Net cash used in investing activities - continuing operations	(12,061)	(18,660)

Net cash provided by (used in) investing activities - discontinued operations	2,412	(1,339)

Financing Activities:
Payments on revolving credit facility, net	-	(17,800)
Net change in book overdraft	-	(5,059)
Proceeds from exercise of stock options	205	3,197
Tax benefit from stock-based award transactions	107	731
Repurchases of common stock for treasury	(32,966)	(495)
Payments of deferred compensation related to acquired company	(124)	(130)
Net cash used in financing activities	(32,778)	(19,556)

Effect of exchange rate changes on cash and cash equivalents	(565)	132

(Decrease) increase in cash and cash equivalents	(34,621)	12,886

Cash and cash equivalents at beginning of period	40,149	7,835
Cash and cash equivalents at end of period	$5,528	$20,721

Cash paid during the period for:
Interest	$436	$710
Income taxes, net	15,102	7,093

See accompanying notes.

ATC TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of ATC Technology Corporation (the “Company”) as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

On April 2, 2008, the Company sold the asset group related to its NuVinci CVP project (“NuVinci”).  Accordingly, the results of operations for NuVinci, which was reported as part of “Drivetrain” in segment information disclosed prior to 2008, has been reclassified to discontinued operations for all periods presented.  As a result of the discontinuance of NuVinci, for the three months ended September 30, 2008 and 2007, after-tax losses of $2 ($0.00 per common share – basic and diluted) and $1,833 ($0.08 per common share – basic and diluted), respectively, and for the nine months ended September 30, 2008 and 2007, after-tax losses of $2,493 ($0.12 per common share – basic and diluted) and $5,279 ($0.24 per common share – basic and diluted), respectively, are reflected in discontinued operations.  The balance of the gain (loss) from discontinued operations recorded during the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007 relate to the Independent Aftermarket businesses which were discontinued by the Company during 2006.  (See Note 12 – Discontinued Operations)

Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

Note 2.	Inventories

Inventories consist of the following:
	September 30, 2008	December 31, 2007

Raw materials, including core inventories	$65,493	$57,695
Work-in-process	1,374	1,467
Finished goods	6,323	4,832
Total inventories	$73,190	$63,994

Note 3.	Property, Plant and Equipment

Property, plant and equipment of continuing operations, stated at cost less accumulated depreciation, is summarized as follows:

	September 30, 2008	December 31, 2007

Property, plant and equipment	$152,285	$144,172
Accumulated depreciation	(96,588)	(87,710)
Total property, plant and equipment, net	$55,697	$56,462

For the nine months ended September 30, 2008, property, plant and equipment and accumulated depreciation decreased by $1,833 and $1,558, respectively, due to a change in the foreign exchange conversion rate between the U.S. dollar and Great Britain pound.

Note 4.	Goodwill and Other Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill and indefinite lived intangible assets for impairment annually as of September 30 of each year unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  In estimating the fair value of its reporting units, the Company utilizes a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  The annual impairment tests made by the Company as of September 30, 2008 resulted in no adjustment to the carrying value of its goodwill.

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

Changes to the Company’s warranty liability are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$1,900	$2,195	$2,154	$1,985
Warranties issued	169	360	819	1,148
Claims paid / settlements	(49)	(170)	(531)	(741)
Changes in liability for pre-existing warranties	(69)	(41)	(491)	(48)
Balance at end of period	$1,951	$2,344	$1,951	$2,344

Note 6.	Credit Facility

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets.  The Credit Facility contains several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all debt covenants at September 30, 2008.

Amounts outstanding under the Credit Facility are generally due and payable on March 31, 2011, the expiration date of the credit agreement.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty or capacity reduction.

As of September 30, 2008, the Company had no amounts outstanding under the Credit Facility and had $890 of letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $149,110.

Note 7.	Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and nine months ended September 30, 2008 and 2007, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net income	$10,162	$10,741	$27,729	$30,487
Other comprehensive income (loss):
Currency translation adjustments	(1,354)	276	(1,368)	557
Change in unrealized gain (loss) on available- for-sale securities, net of income taxes	(127)	(47)	(204)	51
Total comprehensive income	$8,681	$10,970	$26,157	$31,095

Note 8.	Repurchases of Common Stock

On February 28, 2008, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $50,000 of its common stock during 2008.  The repurchases are being made (i) pursuant to a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, and (ii) in accordance with Rule 10b-18 under the Securities Exchange Act.  Pursuant to this program, the Company purchased 1,533,835 shares of its common stock at an aggregate cost of $32,453 during the nine months ended September 30, 2008.

  Also during the nine months ended September 30, 2008, certain officers and employees of the Company delivered to the Company 22,731 shares of the Company’s common stock in payment of $513 of withholding tax obligations arising from the vesting of Restricted Stock awards.  Per the stock incentive plans under which the awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the minimum withholding tax obligation were returned to their respective plans and are available for future grant.

In addition, 21,516 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards during the nine months ended September 30, 2008.

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

During the three months ended September 30, 2008, the Company granted to certain newly hired employees of the Company 745 shares of Restricted Stock at a fair value of $24.56 per share.

The Company recognized compensation expense related to stock-based awards of $1,005 and $1,073 for the three months ended September 30, 2008 and 2007, respectively, and $3,258 and $2,877 for the nine months ended September 30, 2008 and 2007, respectively.

A summary of stock-based award activities during the nine months ended September 30, 2008 is presented below:
	Stock Options	Restricted Stock(1)
Outstanding at January 1, 2008	1,514,727	224,625
Granted at market price	258,777	111,867
Exercised	(14,166)	(95,840)
Forfeited/expired	(37,316)	(21,516)
Outstanding at September 30, 2008	1,722,022	219,136

(1)Restricted stock becomes unrestricted at the time the awards vest.

Note 10.	Segment Information

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

During the three months ended March 31, 2008, the Company reclassified the results of operations for the NuVinci project, which was reported as part of “Drivetrain” in segment information previously disclosed, to discontinued operations for all periods presented.  (See Note 12 – Discontinued Operations)

The following table summarizes financial information relating to the Company’s reportable segments:

	Logistics	Drivetrain	Consolidated
For the three months ended September 30, 2008:
Net sales from external customers	$94,302	$44,617	$138,919
Operating income	14,200	1,483	15,683

For the three months ended September 30, 2007:
Net sales from external customers	$75,390	$57,870	$133,260
Operating income	12,309	7,679	19,988

For the nine months ended September 30, 2008:
Net sales from external customers	$265,571	$138,512	$404,083
Operating income	40,909	7,107	48,016

For the nine months ended September 30, 2007:
Net sales from external customers	$213,017	$181,869	$394,886
Operating income	32,034	25,027	57,061

Note 11.	Exit, Disposal, Certain Severance and Other Charges

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

During the three months ended September 30, 2008, the Company recorded $214 of these charges consisting of termination benefits primarily related to cost reduction activities and the reorganization of certain management functions primarily related to the Drivetrain segment.

Note 12.	Discontinued Operations

During the three months ended March 31, 2008, the Company concluded that the potential return on the investment for the NuVinci CVP project was not sufficient to continue development activities.  As a result, the Company sold certain tangible and intangible assets related to NuVinci to Fallbrook Technologies Inc. for a total of $6,095 ($4,143 paid in cash and an 8% promissory note in the principal amount of $1,952).  As part of this decision, the Company recorded pre-tax charges of $1,878 during the nine months ended September 30, 2008 related to the exit from this project, including charges of (i) $1,020 for termination benefits, (ii) $440 for certain inventory deemed unusable by Fallbrook, (iii) $225 primarily related to the write-off of capitalized patent development costs, and (iv) $193 related to the disposal of certain fixed assets.

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

Details of the loss from discontinued operations are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
NuVinci:
Gain (loss) from sale and exit	$13	$–	$(1,878)	$–
Operating loss	(17)	(2,996)	(2,418)	(8,643)
Loss before income taxes	(4)	(2,996)	(4,296)	(8,643)
Income tax benefit	2	1,163	1,803	3,364
Loss from NuVinci project, net of income taxes	(2)	(1,833)	(2,493)	(5,279)

Independent Aftermarket:
Gain (loss) from closure and sale of businesses	–	(232)	46	(266)
Operating loss	–	(221)	(25)	(284)
Non-operating income (loss)	–	(3)	–	8
Income (loss) before income taxes	–	(456)	21	(542)
Income tax (expense) benefit	–	182	(8)	211
Gain (loss) from Independent Aftermarket, net of income taxes	–	(274)	13	(331)
Loss from discontinued operations, net of income taxes	$(2)	$(2,107)	$(2,480)	$(5,610)

Net sales from the NuVinci project were $752 for the nine months ended September 30, 2008.  During the three and nine months ended September 30, 2007, net sales from the NuVinci project were $212 and $1,190, respectively.

Details of assets and liabilities of discontinued operations are as follows:

	September 30, 2008	December 31, 2007
Assets:
NuVinci:
Accounts receivable	$31	$476
Inventory	−	1,601
Other current assets	−	331
Total current assets of discontinued operations	31	2,408
Property, plant and equipment, net	–	4,525
Intangible assets, net	–	681
Total long term assets of discontinued operations	–	5,206
Total assets of discontinued operations	$31	$7,614

Liabilities:
NuVinci:
Current liabilities	$620	$506
Independent Aftermarket:
Current liabilities	128	283
Total liabilities of discontinued operations	$748	$789

Note 13.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$10,164	$12,848	$30,209	$36,097

Denominator:
Weighted-average common shares outstanding	20,757,651	21,878,789	21,200,798	21,768,967
Common stock equivalents	246,236	358,028	230,273	324,608
Denominator for diluted earnings per common share	21,003,887	22,236,817	21,431,071	22,093,575

Per common share - basic	$0.49	$0.59	$1.42	$1.66
Per common share - diluted	$0.48	$0.58	$1.41	$1.63

Note 14.	Contingencies

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  These statements reflect our judgment as of the date of this Quarterly Report with respect to future events, the outcome of which are subject to risks, which may have a significant impact on our business, operating results or financial condition.  Readers are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may differ materially from those described herein.  Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts and/or core shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007.  Please also refer to our other filings with the Securities and Exchange Commission.  We undertake no obligation to update forward-looking statements.

Discontinued Operations

During the three months ended March 31, 2008, we concluded that the potential return on the investment for the NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold the asset group related to this project to Fallbrook Technologies Inc. and reclassified the results of operations for NuVinci (which was reported as part of “Drivetrain” in segment information previously disclosed) to discontinued operations for all periods presented.  (See Note 12 – Discontinued Operations, in the Notes to Consolidated Financial Statements)

Critical Accounting Policies and Estimates

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due.  Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements.  For each of the years ended December 31, 2007, 2006 and 2005, our net write-offs were less than $0.1 million.  For each of the nine months ended September 30, 2008 and 2007, our net write-offs were less than $0.1 million.  As of September 30, 2008, we had $95.6 million of accounts receivable, net of allowance for doubtful accounts of $0.5 million.

Inventory Valuation.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required. Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements.  For the years ended December 31, 2007, 2006 and 2005, we recorded charges for excess and obsolete inventory of approximately $4.4 million (including $1.4 million classified as exit, disposal, certain severance and other charges), $1.8 million and $0.8 million, respectively. For the nine months ended September 30, 2008 and 2007, we recorded charges for excess and obsolete inventory of approximately $1.5 million and $3.3 million, respectively.  As of September 30, 2008 we had inventory of $73.2 million, net of a reserve for excess and obsolete inventory of $6.0 million.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures.  For the years ended December 31, 2007, 2006 and 2005, we (i) recorded charges for estimated warranty costs for sales made in the respective year of approximately $1.6 million, $1.3 million and $1.3 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.8 million, $1.3 million and $1.5 million, respectively.  For the nine months ended September 30, 2008 and 2007, we (i) recorded charges for estimated warranty costs of approximately $0.8 million and $1.1 million, respectively and (ii) paid and/or settled warranty claims of approximately $0.5 million and $0.7 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Goodwill and Indefinite Lived Intangible Assets. Our goodwill and indefinite lived intangible assets are tested for impairment annually as of September 30 of each year unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. Our annual impairment tests made as of September 30, 2008 resulted in no adjustment to the carrying value of our goodwill. As of September 30, 2008, goodwill was recorded at a carrying value of approximately $132.4 million.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies.  A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.  Our valuation allowances, primarily related to tax benefits associated with certain state loss carryforwards, were $6.4 million as of September 30, 2008 and December 31, 2007.

Accounting for Stock-Based Awards.  We apply the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and adopted this standard using the modified prospective transition method.  Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 was recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123 and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Stock option valuations are estimated by using the Black-Scholes option pricing model and restricted stock awards are measured at the market value of our common stock on the date of issuance.  During the three months ended March 31, 2008 we awarded our Chief Executive Officer 71,275 stock options and 22,231 shares of restricted stock at the time he entered into a new employment agreement.  During the three months ended June 30, 2008, we awarded an aggregate of 187,502 stock options and 88,891 shares of restricted stock to non-employee directors, executive officers and certain employees.  During the three months ended September 30, 2008, we awarded certain newly hired employees 745 shares of restricted stock. Total estimated compensation expense of $4.0 million related to awards granted during 2008 is being amortized over the requisite service period.  For all stock-based awards outstanding as of September 30, 2008, we have yet to record, on a pre-tax basis, an estimated $4.8 million of compensation expense to be recognized over a weighted-average period of 1.3 years.

Results of Operations for the Three-Month Period Ended September 30, 2008 Compared to the Three-Month Period Ended September 30, 2007.

Income from continuing operations decreased $2.6 million, or 20.3%, to $10.2 million for the three months ended September 30, 2008 from $12.8 million for the three months ended September 30, 2007.  Income from continuing operations per diluted share was $0.48 for the three months ended September 30, 2008 and $0.58 for the three months ended September 30, 2007.  Income from continuing operations decreased primarily as a result of:

•	a decrease in sales to GM primarily related to an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008;

•
lower volumes of Honda remanufactured transmissions for warranty applications compared to higher volumes in the third quarter of 2007 believed to be attributable to an extension of warranty coverage on certain models; and

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals;

partially offset by:

•	increased volumes in our programs with AT&T and other base business customers in our Logistics segment;

•	the launch and ramp-up of our logistics programs with TomTom; and

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives and a reduction in cost for incentive compensation programs.

Net Sales

Net sales increased $5.6 million, or 4.2%, to $138.9 million for the three months ended September 30, 2008 from $133.3 million for the three months ended September 30, 2007.  This increase was primarily due to:

•	the launch and ramp-up of our logistics programs with TomTom; and

•	increased volumes in our programs with AT&T and other base business customers in our Logistics segment;

partially offset by:

•	a decrease in sales to GM primarily related to an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008;

•
lower volumes of Honda remanufactured transmissions for warranty applications compared to higher volumes in the third quarter of 2007 believed to be attributable to an extension of warranty coverage on certain models;

•
lower volumes of Ford remanufactured transmissions resulting from lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero-to-eight-year age category, which category we believe drives the majority of demand for our Ford products; however, we expect this trend to reverse over time as the population of vehicles using the 6-speed transmission families for which we recently launched remanufacturing programs begins to grow; and

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals.

Of our net sales for the three months ended September 30, 2008 and 2007, AT&T accounted for 45.7% and 36.9%, TomTom accounted for 13.9% and 2.4%, Ford accounted for 11.1% and 15.1% and Honda accounted for 9.4% and 14.9%, respectively.

Gross Profit

Gross profit decreased $3.6 million, or 10.3%, to $31.3 million for the three months ended September 30, 2008 from $34.9 million for the three months ended September 30, 2007.  Additionally, gross profit as a percentage of net sales decreased to 22.6% for the three months ended September 30, 2008 from 26.2% for the three months ended September 30, 2007.  This decrease was primarily due to (i) a decrease in sales to GM (primarily related to an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008), (ii) reduced operating leverage in our Drivetrain segment resulting from the decline in Honda and Ford volumes, and (iii) scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals, partially offset by increased volume in our Logistics segment and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased $0.6 million, or 4.1%, to $15.4 million for the three months ended September 30, 2008 from $14.8 million for the three months ended September 30, 2007.  The net increase is primarily the result of an increase in costs associated with revenue growth in our Logistics segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives and a reduction in cost for incentive compensation programs.  As a percentage of net sales, SG&A expense remained constant at 11.1% for the three months ended September 30, 2008 and 2007.

Exit, Disposal, Certain Severance and Other Charges

During the three months ended September 30, 2008 and 2007, we recorded exit, disposal, certain severance and other charges consisting of termination benefits related to certain cost reduction activities of $0.2 million and $0.1 million, respectively.

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems.  Implementation of any of these could require us to incur additional exit, disposal, certain severance and other charges, which would be offset over time by the projected cost savings.  Due to recent reductions in volumes in our Drivetrain business, we intend to begin restructuring activities in our Drivetrain segment beginning in the fourth quarter of 2008.  As a result, we expect to record exit, disposal, certain severance and other charges associated with these activities during the fourth quarter of 2008 and primarily during the first half of 2009.

Operating Income

Operating income decreased $4.3 million, or 21.5%, to $15.7 million for the three months ended September 30, 2008 from $20.0 million for the three months ended September 30, 2007.  This decrease was primarily the result of the factors described above under “Gross Profit” and “Selling, General and Administrative Expense.”  As a percentage of net sales, operating income decreased to 11.3% for the three months ended September 30, 2008 from 15.0% for the three months ended September 30, 2007.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations decreased to 35.2% for the three months ended September 30, 2008, from 36.2% for the three months ended September 30, 2007.  This decrease was primarily due to a favorable provision-to-return adjustment recorded in 2008 related to the filing of 2007 tax returns.

Discontinued Operations

During the three months ended March 31, 2008, we concluded that the potential return on the investment for the NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold certain tangible and intangible assets related to the NuVinci project to Fallbrook Technologies Inc. for $6.1 million ($4.1 million paid in cash and an 8% promissory note in the principal amount of $2.0 million) and reclassified the NuVinci project to discontinued operations during the three months ended March 31, 2008.

For the three months ended September 30, 2007, the after-tax loss of $2.1 million is primarily related to the operating results of the NuVinci project.

See Note 12 – Discontinued Operations, in the Notes to Consolidated Financial Statements for a further discussion of these charges.

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2008		2007
Net sales	$94.3	100.0%	$75.4	100.0%
Segment profit	$14.2	15.1%	$12.3	16.3%

Net Sales.  Net sales increased $18.9 million, or 25.1%, to $94.3 million for the three months ended September 30, 2008 from $75.4 million for the three months ended September 30, 2007.  This increase was primarily related to:

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

Of our segment net sales for the three months ended September 30, 2008 and 2007, AT&T accounted for 67.3% and 65.2% and TomTom accounted for 20.5% and 4.2%, respectively.

Segment Profit.  Segment profit increased $1.9 million, or 15.4%, to $14.2 million (15.1% of segment net sales) for the three months ended September 30, 2008 from $12.3 million (16.3% of segment net sales) for the three months ended September 30, 2007.  The increase was primarily the result of the factors described above under “Net Sales,” and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with previous contract renewals.

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2008		2007
Net sales	$44.6	100.0%	$57.9	100.0%
Segment profit	$1.5	3.4%	$7.7	13.3%

Net Sales.  Net sales decreased $13.3 million, or 23.0%, to $44.6 million for the three months ended September 30, 2008 from $57.9 million for the three months ended September 30, 2007.  The decrease was primarily due to:

•
lower volumes of Honda remanufactured transmissions for warranty applications compared to higher volumes in the third quarter of 2007 believed to be attributable to an extension of warranty coverage on certain models;

•
lower volumes of Ford remanufactured transmissions resulting from lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero-to-eight-year age category, which category we believe drives the majority of demand for our Ford products; however, we expect this trend to reverse over time as the population of vehicles using the 6-speed transmission families for which we recently launched remanufacturing programs begins to grow and age; and

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year; however, a transmission model we remanufacture has recently been approved by Chrysler for use in its warranty program.

Of our segment net sales for the three months ended September 30, 2008 and 2007, Ford accounted for 34.7% and 34.9% and Honda accounted for 29.2% and 34.4%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended September 30, 2008 and 2007, we recorded severance costs related to certain cost reduction activities of $0.2 million and $0.1 million, respectively.  Due to recent reductions in volumes in our Drivetrain business, we intend to begin restructuring activities in our Drivetrain segment beginning in the fourth quarter of 2008.  As a result, we expect to record exit, disposal, certain severance and other charges associated with these activities during the fourth quarter of 2008 and primarily during the first half of 2009.

Segment Profit.  Segment profit decreased $6.2 million, or 80.5%, to $1.5 million (3.4% of segment net sales) for the three months ended September 30, 2008 from $7.7 million (13.3% of segment net sales) for the three months ended September 30, 2007.  This decline was primarily the result of the negative operating leverage experienced as volumes declined due to the factors described above under “Net Sales.”

Results of Operations for the Nine-Month Period Ended September 30, 2008 Compared to the Nine-Month Period Ended September 30, 2007.

Income from continuing operations decreased $5.9 million, or 16.3%, to $30.2 million for the nine months ended September 30, 2008 from $36.1 million for the nine months ended September 30, 2007.  Income from continuing operations per diluted share was $1.41 for the nine months ended September 30, 2008 and $1.63 for the nine months ended September 30, 2007.  Our results for 2008 and 2007 each included exit, disposal, certain severance and other charges of $0.8 million (net of tax).  Income from continuing operations decreased primarily as a result of:

•
lower volumes of Honda remanufactured transmissions for warranty applications (i) compared to higher volumes in 2007 believed to be attributable to an extension of warranty coverage on certain models, and (ii) due to the reduction of  inventory levels by Honda in the first quarter of 2008 in connection with its March 31 fiscal year-end;

•	a decrease in sales to GM primarily related to an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008;

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals;

•
lower volumes of Ford remanufactured transmissions resulting from (i) lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero-to-eight-year age category, which category we believe drives the majority of demand for our Ford products (however we expect this trend to reverse over time as the population of vehicles using the 6-speed transmission families for which we recently launched remanufacturing programs begins to grow and age), and (ii) an inventory reduction at a large distributor during the first quarter of 2008;

•
lower volumes of Chrysler remanufactured transmissions due to (i) Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (however, a transmission model we remanufacture has recently been approved by Chrysler for use in its warranty program), and (ii) an inventory reduction at a large distributor during the first quarter of 2008; and

•	a decline in sales to Nokia due to the termination of a test and repair program in June 2007;

partially offset by:

•	the launch and ramp-up of our logistics programs with TomTom;

•	increased volumes and favorable mix in our programs with AT&T and other base business customers in our Logistics segment; and

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives and a reduction in cost for incentive compensation programs.

Net Sales

Net sales increased $9.2 million, or 2.3%, to $404.1 million for the nine months ended September 30, 2008 from $394.9 million for the nine months ended September 30, 2007.  This increase was primarily due to:

•	the launch and ramp-up of our logistics programs with TomTom; and

•	increased volumes in our programs with AT&T and other base business customers in our Logistics segment;

partially offset by:

•
lower volumes of Honda remanufactured transmissions for warranty applications (i) compared to higher volumes in 2007 believed to be attributable to an extension of warranty coverage on certain models, and (ii) due to the reduction of inventory levels by Honda in the first quarter of 2008 in connection with its March 31 fiscal year-end;

•	a decrease in sales to GM primarily related to an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008;

•	a decline in Nokia revenues due to the termination of a test and repair program in June 2007;

•
lower volumes of Ford remanufactured transmissions resulting from (i) lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero-to-eight-year age category, which category we believe drives the majority of demand for our Ford products (however we expect this trend to reverse over time as the population of vehicles using the 6-speed transmission families for which we recently launched remanufacturing programs begins to grow and age), and (ii) an inventory reduction at a large distributor during the first quarter of 2008;

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals; and

•
lower volumes of Chrysler remanufactured transmissions due to (i) Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (however, a transmission model we remanufacture has recently been approved by Chrysler for use in its warranty program), and (ii) an inventory reduction at a large distributor during the first quarter of 2008.

Of our net sales for the nine months ended September 30, 2008 and 2007, AT&T accounted for 41.6% and 37.2%, TomTom accounted for 13.8% and 1.9%, Ford accounted for 11.4% and 14.4% and Honda accounted for 9.5% and 16.9%, respectively.

Gross Profit

Gross profit decreased $8.6 million, or 8.5%, to $92.7 million for the nine months ended September 30, 2008 from $101.3 million for the nine months ended September 30, 2007.  Additionally, gross profit as a percentage of net sales decreased to 22.9% for the nine months ended September 30, 2008 from 25.6% for the nine months ended September 30, 2007.  This decrease was primarily due to reduced operating leverage in our Drivetrain segment and scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Selling, General and Administrative Expense

SG&A expense decreased $0.3 million, or 0.7%, to $43.2 million for the nine months ended September 30, 2008 from $43.5 million for the nine months ended September 30, 2007.  The net decrease is primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives and a reduction in cost for incentive compensation programs, partially offset by an increase in costs associated with revenue growth in our Logistics segment.  As a percentage of net sales, SG&A expense decreased to 10.7% for the nine months ended September 30, 2008 from 11.0% for the nine months ended September 30, 2007.

Exit, Disposal, Certain Severance and Other Charges

During the nine months ended September 30, 2008, we recorded $1.3 million ($0.8 million net of tax) of exit, disposal, certain severance and other charges, which included (i) $1.1 million ($0.7 million net of tax) of severance and other costs primarily related to certain cost reduction activities and (ii) $0.2 million ($0.1 million net of tax) of certain legal and other professional fees unrelated to our ongoing operations.  Due to recent reductions in volumes in our Drivetrain business, we intend to begin restructuring activities in our Drivetrain segment beginning in the fourth quarter of 2008.  As a result, we expect to record exit, disposal, certain severance and other charges associated with these activities during the fourth quarter of 2008 and primarily during the first half of 2009.

During the nine months ended September 30, 2007, we recorded $1.3 million ($0.8 million net of tax) of exit, disposal, certain severance and other charges which included (i) $0.6 million of severance and related costs primarily related to certain management upgrades, (ii) $0.4 million for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers (classified as cost of sales), and (iii) $0.3 million primarily related to a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers (classified as cost of sales).

Operating Income

Operating income decreased $9.1 million, or 15.9%, to $48.0 million for the nine months ended September 30, 2008 from $57.1 million for the nine months ended September 30, 2007.  This decrease was primarily the result of the factors described above under “Gross Profit.”  As a percentage of net sales, operating income decreased to 11.9% for the nine months ended September 30, 2008 from 14.4% for the nine months ended September 30, 2007.

Interest Expense

Interest expense decreased to $0.5 million for the nine months ended September 30, 2008 from $0.8 million for the nine months ended September 30, 2007.  This decrease was primarily due to a reduction in total debt outstanding in 2008 as compared to 2007.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations increased to 37.3% for the nine months ended September 30, 2008, from 36.4% for the nine months ended September 30, 2007.  This increase was primarily due to the change in mix of our taxable income by state and changes in tax laws.

Discontinued Operations

During the nine months ended September 30, 2008 and 2007 we recorded after-tax losses from discontinued operations of $2.5 million and $5.6 million, respectively.

During the three months ended March 31, 2008, we concluded that the potential return on the investment for the NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold certain tangible and intangible assets related to the NuVinci project to Fallbrook Technologies Inc. for a total of $6.1 million ($4.1 million paid in cash and an 8% promissory note in the principal amount of $2.0 million).

On a pre-tax basis, the loss for the NuVinci CVP project during the nine months ended September 30, 2008 included $2.4 million of operating losses from this project along with a charge of $1.9 million related to the exit from this project, which included charges of (i) $1.0 million for termination benefits, (ii) $0.5 million for certain inventory deemed unusable by Fallbrook, (iii) $0.2 million primarily related to the write-off of capitalized patent development costs, and (iv) $0.2 million related to the disposal of certain fixed assets.

For the nine months ended September 30, 2007, the after-tax loss of $5.6 million is primarily related to the operating results of the NuVinci project.

See Note 12 – Discontinued Operations in the Notes to Consolidated Financial Statements for a further discussion of these charges.

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2008		2007
Net sales	$265.6	100.0%	$213.0	100.0%
Segment profit	$40.9	15.4%	$32.0	15.0%

Net Sales.  Net sales increased $52.6 million, or 24.7%, to $265.6 million for the nine months ended September 30, 2008 from $213.0 million for the nine months ended September 30, 2007.  This increase was primarily related to:

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

Of our segment net sales for the nine months ended September 30, 2008 and 2007, AT&T accounted for 63.3% and 68.9% and TomTom accounted for 20.9% and 3.6%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the nine months ended September 30, 2008, we recorded $0.2 million of these costs for severance related to cost reduction activities and the reorganization of certain functions within the segment’s information technology group.  There were no similar costs recorded in 2007.

Segment Profit.  Segment profit increased $8.9 million, or 27.8%, to $40.9 million (15.4% of segment net sales) for the nine months ended September 30, 2008 from $32.0 million (15.0% of segment net sales) for the nine months ended September 30, 2007.  The increase was primarily the result of the factors described above under “Net Sales” and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with previous contract renewals.

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2008		2007
Net sales	$138.5	100.0%	$181.9	100.0%
Segment profit	$7.1	5.1%	$25.0	13.7%

Net Sales.  Net sales decreased $43.4 million, or 23.9%, to $138.5 million for the nine months ended September 30, 2008 from $181.9 million for the nine months ended September 30, 2007.  The decrease was primarily due to:

•
lower volumes of Honda remanufactured transmissions for warranty applications (i) compared to higher volumes in 2007 believed to be attributable to an extension of warranty coverage on certain models, and (ii) due to the reduction of inventory levels by Honda in the first quarter of 2008 in connection with its March 31 fiscal year-end;

•
lower volumes of Ford remanufactured transmissions resulting from (i) lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero-to-eight-year age category, which category we believe drives the majority of demand for our Ford products (however we expect this trend to reverse over time as the population of vehicles using the 6-speed transmission families for which we recently launched remanufacturing programs begins to grow and age), and (ii) an inventory reduction at a large distributor during the first quarter of 2008;

•
lower volumes of Chrysler remanufactured transmissions due to (i) Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (however, a transmission model we remanufacture has recently been approved by Chrysler for use in its warranty program), and (ii) an inventory reduction at a large distributor during the first quarter of 2008; and

•	price concessions granted to certain customers in connection with previous contract renewals.

Of our segment net sales for the nine months ended September 30, 2008 and 2007, Ford accounted for 33.3% and 31.2% and Honda accounted for 27.9% and 36.7%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the nine months ended September 30, 2008, we recorded $1.1 million of these costs consisting of (i) $0.9 million of severance primarily related to cost reduction activities and (ii) $0.2 million of certain legal and other professional fees unrelated to ongoing operating activities of the segment.  During the nine months ended September 30, 2007, we recorded charges of $1.3 million consisting of (i) $0.6 million of severance and related costs primarily related to certain management upgrades, (ii) $0.4 million for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers, and (iii) $0.3 million related to a change in the estimated useful life of certain fixed assets and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers.  Due to recent reductions in volumes in our Drivetrain business, we intend to begin restructuring activities in our Drivetrain segment beginning in the fourth quarter of 2008.  As a result, we expect to record exit, disposal, certain severance and other charges associated with these activities during the fourth quarter of 2008 and primarily during and the first half of 2009.

Segment Profit.  Segment profit decreased $17.9 million, or 71.6%, to $7.1 million (5.1% of segment net sales) for the nine months ended September 30, 2008 from $25.0 million (13.7% of segment net sales) for the nine months ended September 30, 2007.  This decline was primarily the result of the negative operating leverage experienced as volumes declined due to the factors described above under “Net Sales,” partially offset by benefits of our lean and continuous improvement program and other cost reduction initiatives.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $5.5 million at September 30, 2008. Net cash provided by operating activities from continuing operations was $8.1 million for the nine-month period then ended.  During the period, we used $39.6 million of cash from our working capital accounts including:

•
$25.1 million for accounts receivable primarily as a result of (i) increased volume in our Logistics segment, partially offset by lower volumes in our Drivetrain segment, and (ii) the impact of a large customer payment that was due in January 2008 but was received in the fourth quarter of 2007, thereby lowering our receivables balance as of December 31, 2007;

•	$9.8 million for inventories primarily related to the launch and ramp-up of new programs in our Logistics segment, partially offset by reductions in our Drivetrain segment;

•	$3.0 million for accounts payable and accrued expenses, which included the use of $9.4 million in cash for payments of our 2007 incentive compensation; and

•	$1.7 million for prepaid and other assets.

Net cash used in investing activities from continuing operations was $12.1 million for the period, which included $9.9 million of capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts and $2.3 million of net purchases of available-for-sale securities for our nonqualified deferred compensation plan.  Net cash used in financing activities of $32.8 million was primarily related to open market repurchases of our common stock made during the nine months ended September 30, 2008.

For 2008, we estimate $11-$12 million for capital expenditures, consisting of approximately $6-$7 million in support of new business and capacity expansion initiatives in our Logistics and Drivetrain segments and approximately $5 million in support of maintenance and cost reduction initiatives.

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

As of September 30, 2008, our liquidity included (i) borrowing capacity under the credit facility of $149.1 million, and (ii) $5.5 million of cash on hand.

We were in compliance with all the credit facility’s debt covenants as of September 30, 2008.

In February 2008, our Board of Directors authorized a plan to repurchase up to $50.0 million of our common stock during 2008.  The repurchases are being made (i) pursuant to a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, and (ii) in accordance with Rule 10b-18 under the Securities Exchange Act.  Pursuant to this program, we made open market purchases of 1,533,835 shares of our common stock at an aggregate cost of $32.5 million during the nine months ended September 30, 2008.

In light of the current uncertainties in the credit markets, we have given consideration to the financial condition of the group of lenders providing commitments to our $150.0 million revolving credit facility:  Bank of America, JPMorgan Chase Bank, Charter One Bank, Wells Fargo Bank, U.S. Bank, Deutsche Bank, The Northern Trust Company, The Bank of Nova Scotia and CitiCorp.  Based on this consideration, we believe that a material reduction in our borrowing capacity is unlikely.

As of September 30, 2008, we have not experienced any unusual delays in payments from any of our significant customers.  If any of our customers were to file for protection under U.S. bankruptcy laws, we could be required to deliver to the bankruptcy estate the amount of all payments received from that customer in the 90 days prior to the bankruptcy filing, resulting in a one-time disruption in cash flow from that customer, although we believe we would ultimately recover those payments because they would be made in the ordinary course of business on ordinary business terms and should not be considered a “preference.”  Any amounts owed but not paid to us by the customer at the time of the bankruptcy filing would be an unsecured claim that would not be resolved for an extended period of time and would most likely be paid at a significant discount, if at all.  We would expect to be able to make up any temporary shortfall in cash flow due to the bankruptcy of a customer from our other sources of cash, including borrowing under our revolving credit facility.

Having considered these and other matters, we believe that cash on hand, cash flow from operations and existing borrowing capacity will be sufficient to fund ongoing operations and budgeted capital expenditures.  In pursuing future acquisitions, we will continue to consider the effect any such acquisition costs may have on liquidity.  In order to consummate such acquisitions, we may need to seek funds through additional borrowings or equity financing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of September 30, 2008, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the nine months ended September 30, 2008 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of September 30, 2008, we had no amounts outstanding under our credit facility and therefore no interest rate exposure.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the nine months ended September 30, 2008, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $39 thousand.

Item 4.    Controls and Procedures

Our management, including Chief Executive Officer Donald T. Johnson, Jr. and Chief Financial Officer (acting) John M. Pinkerton, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms."  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of September 30, 2008, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2008, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ATC TECHNOLOGY CORPORATION

Part II. Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2008, our Board of Directors authorized a plan to repurchase up to $50,000,000 of our common stock during 2008.  The repurchases are being made (i) pursuant to a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, and (ii) in accordance with Rule 10b-18 under the Securities Exchange Act.  Pursuant to this program, we made open market purchases of 320,836 shares of our common stock at an aggregate cost of $7,632,590 (including broker commissions and transaction fees) during the three months ended September 30, 2008.

Also during the three months ended September 30, 2008, certain employees delivered to us 3,525 shares of our outstanding common stock in payment of $81,061 of minimum withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans.  Per the stock incentive plans, the shares delivered to us were valued at an average price of $23.00 per share, the average of the closing prices of our common stock on the vesting dates of the restricted stock.

Following is a summary of treasury stock acquisitions made during the three month period ended September 30, 2008:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (1) (2)
July 1-31, 2008	2,787	$22.95	2,787	$25,215,722
August 1-31, 2008	66,090	$23.91	66,090	$23,635,485
September 1-30, 2008	255,484	$23.72	255,484	$17,592,757

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

Item 6.     Exhibits

10.1 †	Executive Employment Agreement, dated as of January 1, 2009, between ATC Technology Corporation and Todd R. Peters.

10.2 †	Executive Employment Agreement, dated as of January 1, 2009, between ATC Technology Corporation and Donald T. Johnson Jr.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.
______________
† Compensation plan or arrangements in which directors or executive officers are eligible to participate.

ATC TECHNOLOGY CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATC TECHNOLOGY CORPORATION

Date: October 28, 2008	/s/ John M. Pinkerton
John M. Pinkerton, Vice President, Controller and Chief Financial Officer (acting)

•	John M. Pinkerton is signing in the dual capacities as (i) the principal financial officer, and (ii) a duly authorized officer of the company.