Form 10-K
period 2008-12-31
ATC Technology CORP
filed 2009-02-26
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Large accelerated filer     ☐                                           Accelerated filer    ☒         Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock, as reported by the Nasdaq National Market, on June 30, 2008) was $481 million.

The Registrant had 19,775,728 shares of Common Stock outstanding as of February 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ATC TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

PART I

ITEM 1.    BUSINESS

Overview

ATC Technology Corporation, through its subsidiaries, provides outsourced supply chain logistics services and engineering solutions to the consumer electronics industries and light and medium/heavy-duty vehicle aftermarket.  Through our Logistics Business, we offer value-added supply-chain services primarily to the wireless, high-end consumer electronics, broadband and cable and light vehicle automotive electronics markets. These services include fulfillment, returns management, reverse logistics, repair and other related services.  Through our Drivetrain Business, we provide customized remanufacturing services focused on complex light and medium/heavy-duty vehicle drivetrain products, consisting principally of automatic transmissions and to a lesser extent engines, that are primarily sold through the service, repair and parts organizations of our customers.  We generally provide services under contractual relationships with customers that distribute high-value, complex products.

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

ATC Technology Corporation was incorporated in Delaware in 1994 and became a publicly traded company in 1996.  Prior to June 2008, we were known as Aftermarket Technology Corp.

Our Logistics Business

Our Logistics Business provides a number of value-added services that generate operational efficiencies for our customers through the outsourcing of certain supply chain functions.  Specifically, our Logistics Business provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services.  Except for component parts to support our repair services and certain product accessories and packaging materials to support our packaging services, we generally do not take ownership of inventory.  As a result, our working capital needs are relatively less than other logistics service providers who take ownership of inventory.  Our principal customers are in the wireless, consumer electronics and automotive industries and include AT&T, TomTom, Nokia, LG, T-Mobile, TiVo, SonyEricsson, General Motors (“GM”) and Delphi.  Logistics Business segment sales accounted for 66.6%, 55.5%, 52.9%, 36.5% and 27.8% of our 2008, 2007, 2006, 2005 and 2004 net sales, respectively.

We determine our logistics processes in close consultation with our customers.  Our information technology systems allow rapid integration with our customers’ systems and, in conjunction with our customized processes, help us to meet demanding logistics and repair requirements.  By improving our customers’ inventory turns and speed of repair and refurbishments, as well as enabling our customers to realize value from returned products, we believe we help our customers increase their profitability, reduce their capital investments and enhance their opportunities for growth.  We customize our products and services to meet the specific individual needs of customers instead of offering one standard suite of products and services.

Our logistics customers market and distribute complex and serialized consumer electronics such as wireless devices, navigation devices, broadband and cable devices, and light vehicle audio systems and instrument clusters.  As part of our service offering, we provide bulk and direct fulfillment of wireless devices and broadband and cable devices for AT&T and its partners.  We deliver products both to AT&T retail locations and directly to individuals, and provide inventory tracking and management, process all warranty-service exchanges and perform test & repair services.  Growth in our Logistics Business has largely been with AT&T and more recently with TomTom, where we provide fulfillment, packaging, returns management, and test & repair services.  Additionally, we provide various of our suite of logistics service offerings for GM, Nokia, LG, T-Mobile, SonyEricsson and TiVo and provide returned material reclamation and core management and disposition services for GM.  We generally provide our services to each customer pursuant to a contract with detailed statements of work.  These contracts typically may be terminated by the customer on 180 days notice or less.  The statements of work for forward & reverse logistics services and test & repair programs with AT&T run through 2010.

Our Drivetrain Business

Our Drivetrain Business remanufactures drivetrain products, which we distribute primarily to Original Equipment Service (“OES”) organizations and their outlets (i.e., the service and repair organizations of automotive Original Equipment Manufacturers (“OEMs”)).  We believe we are the largest independent light vehicle automatic transmission remanufacturer in the world.  Our drivetrain products consist principally of remanufactured automatic transmissions and also include remanufactured torque converters, valve bodies and engines.  Our principal Drivetrain customers are Ford, Honda, Allison, Chrysler and GM.  Drivetrain Business net sales accounted for 33.4%, 44.5%, 47.1%, 63.5%, and 72.2% of our 2008, 2007, 2006, 2005 and 2004 net sales, respectively.

During the later part of 2008, our Drivetrain customers and the supporting supply base experienced unprecedented distress due to the significant adverse changes in the North American vehicle industry caused by the economic slowdown.  In conjunction with these adverse changes, we have taken actions to restructure our North American Drivetrain operations, which include the 2009 closure and consolidation of our operations at our Springfield, Missouri automatic transmission remanufacturing facility into our existing Company-owned Drivetrain facility in Oklahoma City, Oklahoma.

The closure of our Springfield facility is another step in a series of cost-cutting actions that began in early 2008 and have continued throughout the year to streamline our North American Drivetrain business.  We plan to move production lines in stages, thereby continuing uninterrupted and seamless delivery of product to our customers, transferring all current production to Oklahoma City over the first six months of 2009 to coincide with the expiration of the Springfield facility lease at the end of 2009.  The restructuring includes the streamlining of both administrative and operations functions to more efficiently meet the needs of our customers while providing adequate resources to pursue new opportunities as we work to drive growth in this business.

In connection with this restructuring, we recorded pre-tax charges of $9.7 million during the fourth quarter of 2008 and expect to incur additional charges of $5-$6 million in 2009.  These events also caused us to reassess the carrying value of goodwill of our North American Drivetrain business, and as a result we recorded an impairment charge of $79.1 million during the fourth quarter of 2008.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Consolidated Financial Statements and Supplementary Data –Note 2 – Goodwill and Other Intangible Assets, Note 5 and Note 18.”

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

We remanufacture OEM-approved transmissions for warranty and/or post-warranty replacement of transmissions for Ford, Honda, Allison, Chrysler, GM and certain foreign OEMs, primarily for use in the United States service and repair organizations of their dealer networks.  Additionally, our European facility remanufactures OEM-approved gas and diesel engines for several European OEMs, including Jaguar Land Rover and the European divisions of Ford and GM.  These engines are used for warranty and post-warranty replacement, and we also provide certain machining services for some of our customers.

We work to develop and maintain strong relationships at many levels, in both the corporate and factory organizations of our drivetrain customers.  We began remanufacturing transmissions for Chrysler and Ford in 1989, and Honda in 2002.  Over the past few years, we have strengthened our relationships with many of our Drivetrain Business customers, as evidenced by the award of new business with Ford, Honda, GM, Chrysler, Jaguar, Land Rover and Isuzu.

We generally sell our products to each customer pursuant to a supply arrangement that typically may be terminated by the customer on 90 days notice or less.  Our contract with Honda does not have a specific term and our contracts for transmission remanufacturing with Ford and Allison run through 2009 and 2012, respectively, and our contract with Chrysler expired at the end of 2008.

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

We compete in the value-added warehousing market, a subset of the 3PL market, which we believe is fragmented, with no dominant industry player, and growing rapidly.  According to Armstrong & Associates, Inc.’s 2007 North American 3PL Market Overview report, this market size was estimated to be $27.6 billion of gross revenues in 2007.

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

There are four primary benefits of using remanufactured components in the repair of vehicles.

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

•
Third, replacement of a faulty component with a remanufactured component generally takes considerably less time than the time needed to rebuild the component, thereby significantly reducing the time the vehicle is at the dealer or repair shop and allowing the dealer or repair shop to increase its volume of business.

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

Our Competitive Strengths

We believe we offer products and solutions that improve our customers’ profits and operations as a result of our competitive strengths, which include the following:

Customized Service Offering

We are recognized by our customers for our high level of service and our flexibility in providing product and service solutions.  This approach involves our team of specialists who work with the client to understand the specific deliverables required by that client, understand communication points within the supply chain, design solutions, establish operational and business metrics, eliminate waste and improve efficiencies.  We offer a broad array of products and services to our logistics customers, which enables us to work with the customer to customize our products and services to meet the specific individual needs of the customer instead of offering one standard suite of products and services.  We believe our “One-Size-Fits-One” approach helps us attract and retain customers.  For instance, for AT&T, our supply chain management services include product warranty and returns, order entry processing, testing and repair, warehousing, picking, kitting, customized packaging, shipping and delivery of wireless handsets, including wireless data devices.  Our integrated logistics services also include inventory management and private labeling.  Our customized approach has allowed us to add TomTom, as well as the wireline segment of AT&T, and TiVo as new customers over the past three years.

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

Strong, Experienced Management Team

Our executive and operations management team has extensive experience.  Our President and Chief Executive Officer, Todd R. Peters, has over 20 years of financial, acquisition and integration, and automotive operations experience.  Our Chairman of the Board, Donald T. Johnson, Jr., has over 30 years of experience in the logistics and automotive industries, including five years with Ford as Global Director of Parts, Supply and Logistics, and more than 20 years with Caterpillar’s Parts and Service and Logistics organizations, including serving as Vice President, Caterpillar Logistics.  Our Vice President and Chief Financial Officer, Ashoka Achuthan, has nearly 30 years of financial and operational leadership experience and our Vice President and Chief Accounting Officer, John M. Pinkerton, has nearly 30 years of financial and strategic planning leadership experience, both with large international businesses.  The President of our ATC Logistics Business, F. Antony Francis, has nearly 40 years of financial and logistics operations experience, and the President of our ATC Drivetrain Business, Richard L. Stanley, has nearly 30 years of operational experience in the automotive industry.

Our Growth Strategies

Our strategy is to be a valued partner that provides logistics, return and repair services and remanufacturing for customers that distribute high-value, complex products in various markets.  We will grow by leveraging our strong customer relationships while we develop new customers and products.

Growth Within Our Logistics Business

Target New Customers and Broaden Services Provided to Customers.  We believe we are well positioned to capitalize on growth in the 3PL services market, particularly with existing and new customers in the consumer electronics, broadband and cable, and vehicle industries, by offering customized, reliable and cost effective solutions for customers with complex logistics requirements involving high-value products.  In 2008, we were awarded new logistics business that we expect to generate $37 million of annualized revenue.

We intend to increase penetration of our existing Logistics Business customer base by broadening our offering of Logistics products and services and by marketing our core competencies as solutions to meet our customers’ needs.  Under our “One-Size-Fits-One” philosophy, we will continue to leverage our broad range of services to target new customers that provide serialized products across a variety of industries and provide them with customized products and services to meet their specific needs instead of offering one standard suite of products and services.  We also intend to leverage our core competencies in logistics and electronics refurbishment by working with our existing and new customers to identify products and services where we can add value in satisfaction of our customers’ specific needs.  We intend to further expand our penetration of the market for logistics services and electronics repair through the addition of other wireless carriers, wireless OEMs, and broadband and cable providers to our customer base and through penetration of and into other vertical markets, including electronics and computers, and medical devices.  We have also identified and targeted several new market segments, including additional classes of consumer electronics.

Growth Within Our Drivetrain Business

Expand Our Product Offering and Product Application.  Our business and product development teams are working to identify new products and processes that enable us to compete for additional business with our OES customers and their dealers by helping them to increase their penetration of the drivetrain repair market and/or reduce their total warranty costs.  For example, we are working with certain of our OES customers’ dealers to (i) develop and implement products and strategies designed to enable them to penetrate, or increase their penetration of, the post-warranty replacement market for automotive transmissions and (ii) re-introduce remanufactured transmissions as a transmission repair alternative in warranty applications.

Enter Additional Markets for our Services.  We are seeking drivetrain remanufacturing opportunities in markets outside our primary light vehicle aftermarket, including the commercial vehicle market.  We believe that our expertise in drivetrain remanufacturing will be directly transferable to these other markets over time.

Expand Our International Presence.  In 2008, we generated approximately 96% of our total net sales in North America.  We believe that our expertise in drivetrain remanufacturing will be directly transferable to foreign markets, which generally have a less developed drivetrain remanufacturing market than North America.  As such we are actively pursuing additional opportunities with both new and existing customers to provide remanufacturing services in Europe.  We continue to explore opportunities in the global automotive industry for our products and services in order to capture new business opportunities and improve profitability.

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

Selectively Pursue Acquisitions.  From time to time we evaluate potential acquisitions of complementary businesses that we believe will broaden our product offerings, diversify our customer base or provide us access to new markets.  We have established criteria by which we evaluate potential acquisitions, which we use to identify and pursue only those that we believe will enhance long-term stockholder value.  We have made various acquisitions in the past and, to the extent suitable acquisition candidates, acquisition terms and financing are available, we may pursue acquisitions in the future.

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

Employees

As of December 31, 2008, we had an aggregate workforce of approximately 3,500 individuals, including full-time employees and temporary workers.  We believe our employee and labor relations are good.  We have not experienced any work stoppages to date and currently none of our employees is represented by a labor union.

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

In connection with the October 2000 sale of our former Distribution Group business, we agreed to indemnify the buyer against environmental liability at Distribution Group facilities that had been closed prior to the Distribution Group sale, including former facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio.  We also agreed to indemnify the buyer against any other environmental liability of the Distribution Group relating to periods prior to the closing of the Distribution Group sale.  Our indemnification obligations to the buyer are subject to an $850,000 deductible ($100,000 in the case of the closed facilities) and a $12.0 million cap (except with respect to the closed facilities).

Segment Reporting

We have two reportable segments: the Logistics segment and the Drivetrain segment.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Consolidated Financial Statements and Supplementary Data – Note 17.”

Available Information

Our internet website is www.goATC.com.  We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings we make with the Securities and Exchange Commission as soon as reasonably practicable.  This information may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission also maintains an internet website at www.sec.gov that contains reports and other information regarding issuers like us that file electronically with the Commission. We will provide a copy of any of the foregoing documents to stockholders without charge upon written request to us at 1400 Opus Place, Suite 600, Downers Grove, Illinois 60515, attention: Corporate Secretary.  The contents of our website are not part of this Annual Report.

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

A few customers account for a significant majority of our net sales each year.  In 2008, we had four customers that individually accounted for 10% or more of our net sales:  AT&T (43%), TomTom (14%), Ford (11%) and Honda (10%).  If we lose any of these customers, or if any of them reduces or cancels a significant order or program, our net sales and operating results could decrease significantly.

Most of our contracts or arrangements with our customers have a term of three years or less and are terminable by the customer subject to a notice period that ranges from 30 days or less to 180 days.  In addition, we periodically renegotiate prices and other terms with our customers, and have historically experienced price reductions in connection with contract renewals.  Furthermore, the current economic climate may lead our customers (particularly those in the automotive industry) to more aggressively pursue cost reduction initiatives, which could adversely affect the prices we charge for our products and services.  Because of the periodic expiration of our customer contracts, the short termination periods of those contracts and periodic price negotiations, we cannot give any assurances of the stability of the demand or prices for our products and, therefore, our revenue streams.  Significant demand or price fluctuations could materially affect our business.

Current economic conditions are causing certain of our customers to experience severe financial difficulty, which could lead to such customers no longer utilizing our products and services, resulting in a potentially material decline in our revenue.  Furthermore, the bankruptcy of any such customer would adversely affect our ability to collect the related accounts receivable.

Loss of a significant customer could also result in us incurring asset impairment charges and restructuring costs associated with the loss of the customer.

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

Within the last few years the standard new vehicle warranty provided by our customers has varied and shorter warranty periods could be implemented in the future.  Any shortening of warranty periods could reduce the amount of warranty work performed by dealers and reduce the demand for our products.  Additionally, our customers may vary their policies that govern their dealer warranty repair-versus-replace decisions, which could result in dealers repairing more transmissions and consequently replacing fewer transmissions with remanufactured units, which would reduce demand for our products.

Our Logistics Business is dependent on the strength of AT&T.

AT&T, which accounted for 64.2% of our Logistics segment net sales for 2008, operates in a highly competitive technology market.  The number of wireless devices sold by AT&T, whether to new subscribers or as replacements to existing subscribers, is dependent on its ability to keep pace with technological advancements and to provide service programs and prices that are attractive to current and potential customers.  Our net sales to AT&T are substantially related to the number of wireless devices sold by AT&T.  Consequently, any material decrease in wireless devices sold by AT&T will materially and adversely affect our net sales.

The current economic crisis could impact the market for our customers’ products, which would in turn adversely affect our results of operations.

The current economic crisis could cause consumers to reduce their purchases of discretionary items that are sold by our customers, such as cellular devices and GPS units, which would in turn reduce the demand for our Logistics services.  It also could lead to automobile owners deferring the repair of their out-of-warranty vehicles, which would reduce the demand for our Drivetrain products.  Such a reduction in demand could have a material adverse effect on our results of operations.

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

Our financial results are affected by transmission failure rates, and a drop in these rates could adversely affect sales or profitability or lead to variability of our operating results.  Generally, if transmissions last longer, there will be less demand for our remanufactured transmissions.  Transmission failure rates could drop due to a number of factors outside our control, including:

•	transmission designs that result in greater reliability;

•	consumers driving fewer miles per year due to high gasoline prices;

•	consumers delaying repairs; and

•	mild weather.

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

Our stock price is volatile, and investors may not be able to recover their investment if our stock price declines.

The trading price of our common stock has been volatile and can be expected to be affected by factors such as:

•	quarterly variations in our results of operations, which may be impacted by, among other things, price renegotiations with, business outlook changes of, or loss of, our customers;

•	quarterly variations in the results of operations or stock prices of comparable companies;

•	announcements of new products or services offered by us or our competitors;

•	changes in earnings estimates or buy/sell recommendations by financial analysts;

•	the stock price performance of our customers; and

•	general market conditions or market conditions specific to particular industries.

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

We cannot predict the impact of unionization efforts on our business.

From time to time, labor unions have indicated their interest in organizing a portion of our workforce.  Given that our OEM customers are in the highly unionized automotive industry, our business is likely to continue to attract the attention of union organizers.  While these efforts have not been successful to date except in the case of our former Mahwah, New Jersey facility (which we closed in 2003), we cannot give any assurance that we will not experience additional union activity in the future.  Any union organization activity, if successful, could result in increased labor costs and, even if unsuccessful, could result in a temporary disruption of our production capabilities and a distraction to our management.

We may be subject to risks associated with future acquisitions.

An element of our long-term growth strategy is the acquisition and integration of complementary businesses in order to broaden product offerings, capture market share and improve profitability.  We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, obtain financing on acceptable terms or reach mutually agreeable terms with acquisition candidates.  The negotiation of potential acquisitions as well as the integration of an acquired business could require us to incur significant costs and cause diversion of our management's time and resources.  Future acquisitions by us could result in:

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

As of February 10, 2009, we had $70 million of debt outstanding and our indebtedness could increase substantially from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions.  Our consolidated indebtedness level could materially affect our business because:

•
a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness and is not available for other purposes, which amount would increase if prevailing interest rates rise;

•	it may materially impair our ability to obtain financing in the future;

•	it may reduce our flexibility to respond to changing business and economic conditions or take advantage of business opportunities that may arise;

•	of a prolonged recession and/or unforeseen regulatory changes; and

•	our ability to pay dividends is limited.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We conduct our business from the following facilities:

Location	Approx. Sq. Feet	Lease Expiration Date	Products Produced/Services Provided
Springfield, MO(1)	280,800	2009	transmissions, transfer cases and assorted components(2)
Oklahoma City, OK	100,000	2019	transmissions, transfer cases and assorted components(2)
Oklahoma City, OK(3)	200,000	owned	transmissions and assorted components(2)
Oklahoma City, OK	94,000	2009	returned material reclamation and disposition, core management(4)
Carrollton (Dallas), TX	39,000	2009	radios, telematics and instrument and display clusters(4)
Ft. Worth, TX	414,000	2013	wireless device and accessory distribution, electronics packaging and related services(4)
Ft. Worth, TX	375,000	2010	wireless device and electronics test and repair, returns processing, accessory packaging(4)
Ft. Worth, TX	180,000	2009	wireless device and accessory packaging, distribution and related services(4)
Grantham, England	120,000	owned	engines and related components(2)
___________
(1)	We will be exiting this facility in 2009 and consolidating its operations into one of our Oklahoma City facilities.
(2)	This facility is used by the Drivetrain segment.
(3)	This property is subject to a mortgage securing our bank credit facility.
(4)	This facility is used by the Logistics segment.

We also lease assorted warehouses and space for our corporate offices and computer services centers, as well as land for a facility we are developing in the Czech Republic where we are planning to reduce production costs and develop new business in our Drivetrain segment.  We believe that our current facilities are adequate for the current level of our activities. In the event we were to require additional facilities, we believe that we could procure acceptable facilities.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol "ATAC".  As of February 17, 2009, there were 127 record holders of our common stock.  The following table sets forth for the periods indicated the range of high and low sale prices of the common stock as reported by Nasdaq:

	High	Low
2008
First quarter	$27.97	$18.27
Second quarter	26.78	19.57
Third quarter	27.05	21.80
Fourth quarter	24.20	12.02

2007
First quarter	$25.67	$20.31
Second quarter	32.44	24.11
Third quarter	33.75	25.41
Fourth quarter	35.00	25.88

On February 17, 2009, the last sale price of our common stock, as reported by Nasdaq, was $10.86 per share.

Stock Repurchases

On February 28, 2008, our Board of Directors authorized a plan to repurchase up to $50,000,000 of our common stock during 2008.  The repurchases were made (i) pursuant to a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, and (ii) in accordance with Rule 10b-18 under the Securities Exchange Act.  Pursuant to this program, we made open market purchases of 955,836 shares of our common stock at an aggregate cost of $17,621,421 (including broker commissions and transaction fees) during the three months ended December 31, 2008.  The repurchase program was completed in December 2008.

Also during the three months ended December 31, 2008, an employee delivered to us 53 shares of our outstanding common stock in payment of $900 of minimum withholding tax obligations arising from the vesting of restricted stock previously awarded under one of our stock incentive plans.  Per the stock incentive plan, the shares delivered to us were valued at $16.98 per share, the closing price of our common stock on the vesting date of the restricted stock.

Following is a summary of treasury stock acquisitions during the three months ended December 31, 2008:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(1)(2)
October 1-31, 2008	482,612	$ 20.88	482,612	$ 7,513,679
November 1-30, 2008	225,759	$ 16.27	225,759	$ 3,839,951
December 1-31, 2008	247,518	$ 15.52	247,518	$ 12
_______	_______________
(1)
Excludes amounts that could be used to repurchase shares acquired under our stock incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock.

(2)
Announced on February 28, 2008, our stock repurchase plan authorized us to repurchase up to $50,000,000 of our common stock through December 31, 2008, excluding broker commissions and transaction fees.

Dividends

We have never paid cash dividends on our common stock.  Because we currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness, we do not intend to pay cash dividends on the common stock in the foreseeable future.  Furthermore, as a holding company with no independent operations, the ability of ATC Technology Corporation to pay cash dividends is dependent upon the receipt of dividends or other payments from our subsidiaries.  The agreement for our bank credit facility contains certain covenants that, among other things, restrict our ability to pay dividends.  See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."  Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

Performance Graph

The following graph shows the total return to our stockholders compared to our peer group and the Nasdaq Market Index over the period from December 31, 2003 to December 31, 2008.  Each line on the graph assumes that $100 was invested in our common stock and the respective indices at the closing price on December 31, 2003.  The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on December 31, 2008.

	12/31/03	12/31/04	12/31/05	12/30/06	12/29/07	12/31/08
ATC Technology Corporation.	100.00	117.35	141.69	155.10	198.69	106.63
Peer Group Index	100.00	142.47	159.47	170.96	158.39	124.78
NASDAQ Market Index	100.00	108.41	110.79	122.16	134.29	79.25

The peer group consists of Brightpoint, Inc. and UTI Worldwide Inc. (publicly-traded companies engaged in third party logistics businesses) and Genuine Parts Co. and Standard Motor Products (publicly-traded companies engaged primarily in businesses in the automotive aftermarket), which, in management’s opinion, most closely represent the peer group for our two business segments.

The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data presented below with respect to the statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 are derived from our Consolidated Financial Statements that have been audited by Ernst & Young LLP, independent registered public accounting firm, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto.  The selected financial data with respect to the statements of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004, are derived from our Consolidated Financial Statements that have been audited by Ernst & Young LLP, independent registered public accounting firm, but are not included herein.  The data provided should be read in conjunction with the Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial information included in this Annual Report.    On April 2, 2008, we sold the asset group related to our NuVinci CVP project, which was initiated in 2005.  Accordingly, the results of operations for NuVinci, which was reported as part of “Drivetrain” in segment information previously disclosed for the periods ended from 2005 through 2007, has been reclassified to discontinued operations for all periods presented and is excluded from the selected financial data presented below.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statements of Operations Data:
Net sales	$530,560	$529,171	$497,891	$419,618	$375,600
Cost of sales	408,347	389,768	392,445	315,507	275,453
Exit, disposal, certain severance and other charges(1)	7,614	1,962	−	−	−
Gross profit	114,599	137,441	105,446	104,111	100,147
Selling, general and administrative expense	56,965	61,001	48,936	47,755	45,034
Amortization of intangible assets	149	243	190	125	125
Impairment of goodwill	79,146	−	14,592	−	−
Exit, disposal, certain severance and other charges(1)	3,396	1,411	1,938	523	3,766
Operating income (loss)	(25,057)	74,786	39,790	55,708	51,222
Interest income	624	1,141	605	2,026	2,658
Interest expense	(696)	(969)	(4,297)	(7,696)	(7,271)
Other income, net	17	116	262	542	19
Equity in income of investee	−	−	−	−	146
Write-off of debt issuance costs	−	−	(1,691)	−	−
Income tax benefit (expense)	2,423	(27,952)	(13,011)	(16,827)	(16,698)
Income (loss) from continuing operations	$(22,689)	$47,122	$21,658	$33,753	$30,076
Income (loss) from continuing operations per diluted share(2)	$(1.09)	$2.13	$0.99	$1.56	$1.40
Shares used in computation of income (loss) from continuing operations per diluted share(2)	20,878	22,144	21,927	21,579	21,411
Other Data:
Capital expenditures	$11,332	$19,374	$10,636	$17,241	$10,820

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,188	$40,149	$7,835	$45,472	$18,085
Working capital, continuing operations	109,887	115,259	89,353	109,143	88,221
Property, plant and equipment, net	52,728	56,462	51,767	54,108	51,416
Total assets	282,342	389,374	345,677	407,780	390,277
Current and long-term debt outstanding	–	–	17,800	90,779	112,406
Long-term liabilities, less current portion	17,695	35,389	46,194	107,077	122,225
Total stockholders' equity	204,702	280,513	232,330	221,230	186,373
_______________
(1)	See Item 8. “Consolidated Financial Statements and Supplementary Data – Note 18” for a description of exit, disposal, certain severance and other charges.
(2)	See Item 8. “Consolidated Financial Statements and Supplementary Data – Note 12” for a description of the computation of earnings per share.

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

Discontinued Operations

During the three months ended March 31, 2008, we concluded that the potential return on the investment for our NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold the asset group related to this project to Fallbrook Technologies Inc. and reclassified the results of operations for NuVinci (which was reported as part of “Drivetrain” in segment information previously disclosed) to discontinued operations for all periods presented in the accompanying consolidated financial statements and management’s discussion and analysis.

Overview

Operations.  We provide supply chain logistics services and outsourced engineered solutions to the consumer electronics industries and light and medium/heavy duty vehicle aftermarket.  Through our Logistics Business, we offer value-added supply-chain services primarily to the wireless, high-end consumer electronics, broadband and cable and light vehicle automotive electronics markets. These services include fulfillment, returns management, reverse logistics, repair and other related services.  Through our Drivetrain Business, we provide customized remanufacturing services focused on complex light and medium/heavy duty vehicle drivetrain products, consisting principally of automatic transmissions and to a lesser extent engines, that are primarily sold through the service, repair and parts organizations of our customers.  We generally provide our services under contractual relationships with customers that distribute high-value, complex products.

Our Logistics Business provides a number of value-added services that generate operational efficiencies for our customers through the outsourcing of certain supply chain functions.  Specifically, our Logistics Business provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services.  Except for component parts to support our repair services and certain product accessories and packaging materials to support our packaging services, we generally do not take ownership of inventory.  As a result, our working capital needs are less than other logistics services providers who do take ownership of inventory.  Additionally, our business model does not require substantial capital investments in transportation equipment or facilities.

2008 Summary.  2008 was a year with mixed results.  We had continued growth and efficiency improvements in our Logistics business while our Drivetrain business suffered from a significant decline in revenues related to a decline in Honda transmissions replaced under warranty and normal life-cycle declines in legacy Ford and Chrysler transmission remanufacturing programs coupled with the severe economic and financial conditions impacting the automotive sector. These impacts were key factors driving our decision to restructure and consolidate our Drivetrain business.  For the full year of 2008, net sales increased a nominal 0.3% to $530.6 million from $529.2 million in 2007.  Loss from continuing operations of $22.7 million for the year reflected a $79.1 million goodwill impairment charge in our Drivetrain segment and $9.7 million in restructuring charges.  We ended the year at a loss from continuing operations of $1.09 per share.

The Logistics segment continued its growth during 2008, with net sales up 20.2% to a record $353.4 million compared to full-year 2007.  We continued to benefit from our solid customer relationships across the board but most specifically with AT&T and TomTom.  Throughout 2008, our Logistics business exceeded our expectations, driven by cost improvements in our operations and efficient new program launches.  We renewed our contracts with AT&T, TomTom and T-Mobile, and also expanded our operational reach into Mexico and to a lesser extent, Canada.  During the year, we continued to win new business and continued to expand our pipeline of new business opportunities.

The results of our Drivetrain Business were disappointing throughout 2008.  Our net sales for 2008 were down 24.7% from 2007.  We experienced (i) a significant decline in revenues with Honda due to lower demand for remanufactured transmissions for warranty applications compared to the higher volumes in 2007 believed to be attributable to an extension of warranty coverage on certain models, and (ii) declines in volume with Ford and Chrysler related to normal life-cycle decay of legacy transmission programs while newer platforms, which have been impacted by depressed new vehicle sales, have only resulted in modest volumes to date.  Additionally, the unprecedented economic distress being experienced by our customers severely impacted our volumes throughout the year and consequently, the valuation of our Drivetrain business.  Since the beginning of the year, we have been aggressive in reducing costs and in the fourth quarter of 2008, initiated a restructuring and consolidation of the Drivetrain business to improve capacity and asset utilization.

Additionally, we completed a $50 million stock repurchase program, representing approximately 11% of the diluted shares outstanding.  We ended the year with a net cash position of $17.2 million and no debt.  Our liquidity continues to provide us with the flexibility to pursue a mix of potential new business opportunities and make investments for our future.

Logistics Segment Summary. For the year ended December 31, 2008, net sales from our Logistics Business increased $59.5 million, or 20.2%, to $353.4 million, which represented 66.6% of our total net sales.  AT&T accounted for 64.2% of our Logistics Business sales in 2008.  Sales and growth in our Logistics segment were largely the result of: (i) the launch and ramp-up of new logistics programs with TomTom and AT&T; and (ii) increased volumes in our base business programs with AT&T and other Logistics customers.  We continue to benefit from (i) demand for cellular phones and services and AT&T’s share of cellular service volume, (ii) upgrades in cellular telephone technology through increased replacement demand for more advanced handsets, from any increases in the number of AT&T’s subscribers, and from any expansion of our service offerings, and (iii) business initiatives and growth with new customers such as TomTom.  We believe our Logistics Business represents a key growth opportunity and we are actively pursuing customer diversification.

Drivetrain Segment Summary.   During the later part of 2008, our Drivetrain customers and the supporting supply base experienced unprecedented distress due to the significant adverse changes in the North American vehicle industry due to the economic slowdown.  As a result, we have taken actions to restructure our North American Drivetrain operations, which include the 2009 closure and consolidation of our operations at our Springfield, Missouri automatic transmission remanufacturing facility into our existing Company-owned Drivetrain facility located in Oklahoma City, Oklahoma.  The closure of the Springfield facility is another step in a series of cost-cutting moves that began in early 2008 and have continued throughout the year to streamline our North American Drivetrain business.  We plan to move production lines in stages, thereby continuing uninterrupted and seamless delivery of product to our customers, transferring all current production to Oklahoma City over the first six months of 2009, to coincide with the expiration of the Springfield facility lease at the end of 2009.  The restructuring includes the streamlining of both administrative and operations functions to more efficiently meet the needs of our customers while providing adequate resources to pursue new opportunities as we work to drive growth in this business.  In connection with this restructuring, we recorded pre-tax charges of $9.7 million ($6.1 million net of tax) during the fourth quarter of 2008 and expect to incur additional pre-tax charges of $5-$6 million ($3-$4 million net of tax) in 2009.  Upon the completion of the restructuring activities in our Drivetrain segment, we expect to achieve pre-tax annual cost savings of approximately $6 million and we have targeted a 10% segment margin for Drivetrain by the end of 2009.  These events have also caused us to reassess the carrying value of goodwill of our North American Drivetrain business, and as a result we recorded an impairment charge during fourth quarter 2008 of $79.1 million ($56.8 million net of tax, which includes an income tax benefit of $0.4 million from the revaluation of certain deferred tax assets primarily related to tax deductible goodwill).

For 2008, our Drivetrain Business reported net sales of $177.1 million, or 33.4% of our total net sales. This represented a 24.7% decrease in net sales in 2008 as compared to 2007, driven largely by reduced volumes with our two primary Drivetrain customers, Honda and Ford. Our Drivetrain net sales with Honda in 2008 were down 37.3% as compared to 2007, primarily due to the comparatively higher volumes in 2007 believed to be attributable to an extension of warranty coverage on certain models.  Our net sales with Ford in 2008 were down 23.4% as compared to 2007, driven primarily by lower sales over the last several years of new vehicles using transmissions we remanufacture. In addition, we believe that macro-economic factors have resulted in a reduction in miles driven and the deferral of repairs, thus reducing demand for remanufactured transmissions.  Furthermore, during 2008 our volume related to new Ford and GM six-speed platforms was low due to depressed new vehicle sales.

Financing.  During 2008 we generated $38.9 million of cash from operating activities-continuing operations, completed our stock repurchase program of $50.0 million, and invested $11.3 million in property, plant and equipment.  As of December 31, 2008, we had no amounts drawn on our $150 million revolving bank credit facility, $17.2 million of cash and cash equivalents on hand, and $149.1 million of borrowing capacity under the credit facility.  In February 2009, in order to increase our cash position and preserve our financial flexibility in light of the current uncertainty in the capital markets, we borrowed $70 million under the credit facility, lowering our borrowing capacity to $79.1 million as of February 10, 2009.

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

Impairment of Goodwill.  These costs occur when we have determined that the implied fair value of goodwill for a reporting unit is less than its carrying value or when an individual reporting unit is disposed of.  We test our goodwill assets for impairment on an annual basis or when events or circumstances would require an immediate review.

Exit, Disposal, Certain Severance and Other Charges.  We have periodically incurred certain costs, primarily associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and delayering, rationalization of certain products, product lines and services and asset impairments.  In management’s opinion these costs are generally incremental to our ongoing operation and are separated on our statements of operations in order to improve the clarity of our reported operations.  Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, moving and relocation costs, losses on the disposal or impairments of fixed assets, write-down of certain inventories and certain legal and other professional fees.  The components of these charges are computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets and estimated exit costs including severance and other employee benefits.  These charges can vary significantly from period to period and as a result, we may experience fluctuations in our reported net income (loss) and earnings per share due to the timing of these actions.  See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 18” for a further discussion of these costs.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. Since our accounts receivable are often concentrated in a relatively small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our financial statements.  Our write-offs were $0.1 million for each of the years ended December 31, 2008, 2007 and 2006.  As of December 31, 2008, we had $72.9 million of accounts receivable, net of allowance for doubtful accounts of $0.5 million.

Inventory Valuation.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates.  Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory.  Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required.  Although no assurance can be given, these write-downs would not be expected to have a material adverse impact on our financial statements.  During 2008, as part of the restructuring and consolidation of our Drivetrain business and changes in the economic and financial condition of the automotive sector, we revised our estimates of net realizable value for inventory in our Drivetrain businesses.  For the years ended December 31, 2008, 2007 and 2006, we recorded charges for excess and obsolete inventory of approximately $10.4 million (including $7.3 million classified as exit, disposal, certain severance and other charges), $4.4 million (including $1.4 million classified as exit, disposal, certain severance and other charges) and $1.7 million, respectively.  As of December 31, 2008, we had inventory of $63.3 million, net of a reserve for excess and obsolete inventory of $6.9 million.

Goodwill and Indefinite Lived Intangible Assets. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  The goodwill impairment test is a two-step process which requires us to make estimates regarding the fair value of the reporting unit. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required.  However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss (if any), which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse impact on our financial statements. Our annual step one impairment tests made as of September 30, 2008 indicated the fair value of both our North American Drivetrain and Logistics reporting units exceeded their carrying value.

Subsequent to the impairment tests made as of September 30, 2008, significant adverse changes in the business climate in the North American vehicle industry occurred due to the economic slowdown, placing unprecedented distress on our customers and the supporting supply base.  These changes in the business climate and resulting reduction in our estimate of future revenues for our Drivetrain business were determined to be indicators of impairment as described in SFAS No. 142 and as such, we conducted an interim step one test for the potential impairment of the goodwill related to our Drivetrain business.  In estimating the fair value of our North American Drivetrain reporting unit, we used a weighted average of the income approach and the market approach.  Under the income approach, the fair value of the reporting unit is estimated based upon the present value of expected future cash flows.  The income approach is dependent on a number of factors including probability weighted estimates of forecasted revenue and operating costs, capital spending, working capital requirements, discount rates and other variables.  Under the market approach, we estimated the value of the reporting unit by comparison to a group of businesses with similar characteristics whose securities are actively traded in the public markets.  We used peer company multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenues to develop a weighted average estimate of fair value for the market approach.   The resulting estimate of fair value of the reporting unit did not exceed its carrying value, requiring us to perform a step two measurement of the impairment loss.  In step two, the implied fair value of the goodwill is estimated by subtracting the fair value of the reporting unit’s tangible, recorded intangible and unrecorded intangible assets from the fair value of the reporting unit. The impairment loss, if any, is the amount by which the carrying amount of the goodwill exceeds its implied fair value.  As a result of the step two valuation, we recorded a goodwill impairment charge of $79.1 million in our Drivetrain segment during the fourth quarter of 2008.

Our fair value estimate of goodwill for the North American Drivetrain reporting unit as of December 31, 2008 was based upon level three inputs, as defined in SFAS No. 157, Fair Value Measurements, as unobservable inputs in which there is little or no market data, which required us to develop our own assumptions as described above.

As of December 31, 2008, the remaining goodwill was recorded at a carrying value of approximately $53.2 million, of which $37.0 million pertains to the Drivetrain segment.

Effective with the filing of this Form 10-K, we have changed our method of applying SFAS No. 142 by changing the date of our annual goodwill and other indefinite lived intangibles impairment assessment from the last day of the third quarter to the first day of the fourth quarter of each year.  We believe this change is preferable due to the timing of our normal business processes for updating annual and strategic plans, which are finalized each year during the three months ending December 31.  As a result of this change, beginning in 2009, our annual impairment testing procedures will be conducted during the fourth quarter of each year with the results disclosed in our Annual Report filed on Form 10-K. This change had no impact on our consolidated financial statements for 2008.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies.  A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.  Our valuation allowances, primarily related to tax benefits associated with certain state loss carryforwards, were $6.3 million and $6.4 million as of December 31, 2008 and 2007, respectively.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures.  For the years ended December 31, 2008, 2007 and 2006, we (i) recorded charges for estimated warranty costs for sales made in the respective year of approximately $1.0 million, $1.6 million and $1.3 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.7 million, $0.8 million and $1.3 million, respectively.  Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions would not be expected to have a material adverse impact on our financial statements.

Accounting for Stock-Based Awards.  We apply the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and adopted this standard using the modified prospective transition method.  Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 was recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Our stock option valuations are estimated by using the Black-Scholes option pricing model and restricted stock awards are measured at the market value of our common stock on the date of issuance.  During 2008 we awarded (i) our Chairman and then-Chief Executive Officer 71,275 stock options and 22,231 shares of restricted stock at the time he entered into a new employment agreement, (ii) non-employee directors, executive officers and certain employees an aggregate of 187,502 stock options and 88,891 shares of restricted stock as part of an annual award program, and (iii) newly hired employees and certain executive officers an aggregate of 30,000 stock options and 29,295 shares of restricted stock.

Total estimated compensation of $4.7 million related to stock-based awards granted during 2008 is being amortized over the requisite service periods.  For all stock-based awards outstanding as of December 31, 2008, we have yet to record, on a pre-tax basis, an estimated total of $4.3 million of compensation expense to be recognized over a weighted-average period of 1.3 years.

See Item 8. “Consolidated Financial Statements and Supplementary Data – Note 2 and Note 10” for additional information related to our accounting for stock-based awards.

Segment Reporting

We have two reportable segments: the Logistics segment and the Drivetrain segment.  Our Logistics segment provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services to customers in the wireless, consumer electronics and automotive industries.  The Logistics segment’s primary customers are AT&T and TomTom.  Our Drivetrain segment primarily sells remanufactured transmissions to Honda, Ford, Chrysler, Allison and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines primarily to certain European OEMs.

We evaluate the performance of each business based upon operating income (segment profit).  Our reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

Results of Operations

The following table sets forth financial statement data expressed in millions of dollars and as a percentage of net sales.

	Year Ended December 31,
	2008		2007		2006
Net sales	$530.6	100.0%	$529.2	100.0%	$497.9	100.0%
Gross profit(1)	114.6	21.6	137.4	26.0	105.4	21.2
SG&A expense	57.0	10.7	61.0	11.5	48.9	9.8
Impairment of goodwill	79.1	14.9	−	−	14.6	2.9
Exit, disposal, certain severance and other charges(1)	11.0	2.1	3.4	0.6	1.9	0.4
Operating income (loss)	(25.1)	(4.7)	74.8	14.1	39.8	8.0
Interest income	0.6	0.1	1.1	0.2	0.6	0.1
Other income, net	−	−	0.1	−	0.3	−
Write-off of debt issuance costs	−	−	−	−	(1.7)	(0.3)
Interest expense	(0.7)	(0.1)	(1.0)	(0.2)	(4.3)	(0.9)
Income (loss) from continuing operations	(22.7)	(4.3)	47.1	8.9	21.7	4.4
_______________
(1)
Includes charges in our Drivetrain segment classified as cost of sales in the consolidated statements of operations of (i) $7.6 million for restructuring activities recorded in 2008 and (ii) $2.0 million primarily related to the wind-down of activities with certain low-volume customers in 2007.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Income (loss) from continuing operations decreased to a loss of $22.7 million in 2008 from income of $47.1 million in 2007.  In 2008 we reported a loss from continuing operations of $1.09 per share as compared to income from continuing operations per diluted share of $2.13 in 2007.  Our results for 2008 included (i) a goodwill impairment charge of $56.8 million (net of tax) in our Drivetrain segment, which includes an income tax benefit of $0.4 million from the revaluation of certain deferred tax assets primarily related to tax deductible goodwill, and restructuring charges of $6.1 million (net of tax) related to our Drivetrain segment’s North American operations which includes the closure of our plant in Springfield, Missouri and consolidation of its operations into our facility in Oklahoma City, Oklahoma, and (ii) other exit, disposal, certain severance and other charges of $0.8 million (net of tax) primarily related to certain cost reduction activities.  Our results for 2007 included exit, disposal, certain severance and other charges of $2.1 million (net of tax).  Other factors which contributed to the lower income (loss) from continuing operations in 2008 as compared to 2007 included:

•	a decrease in sales to GM primarily due to higher sales in 2007 from an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008;

•	lower volumes of Honda remanufactured transmissions for warranty applications compared to higher volumes in 2007 believed to be attributable to an extension of warranty coverage on certain models;

•	scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals;

•
lower volumes of Ford remanufactured transmissions resulting from lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero-to-eight-year age category, which category we believe drives the majority of demand for our Ford products;

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (however, certain transmission models we remanufacture or programs we have been awarded have recently been approved by Chrysler for use in its warranty program); and

•
macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs, thus reducing overall demand for remanufactured transmissions in our Drivetrain segment;

partially offset by:

•	the launch and ramp-up of new logistics programs with TomTom and AT&T;

•	increased volumes in our base business programs with AT&T and other customers in our Logistics segment; and

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives and a reduction in cost for incentive compensation programs.

Net Sales

Net sales increased $1.4 million, or 0.3%, to $530.6 million for 2008 from $529.2 million for 2007.  This increase was primarily due to:

•	the launch and ramp-up of new logistics programs with TomTom and AT&T; and

•	increased volumes in our base business programs with AT&T and other customers in our Logistics segment;

partially offset by:

•	lower volumes of Honda remanufactured transmissions for warranty applications compared to higher volumes in 2007 believed to be attributable to an extension of warranty coverage on certain models;

•	a decrease in sales to GM primarily due to higher sales in 2007 from an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008;

•
lower volumes of Ford remanufactured transmissions resulting from lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero-to-eight-year age category, which category we believe drives the majority of demand for our Ford products;

•	a decline in Nokia revenues due to the termination of a test and repair program in June 2007;

•	scheduled price concessions to certain customers in our Logistics segment granted in connection with previous contract renewals;

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (however, certain transmission models we remanufacture or programs we have been awarded have been approved by Chrysler for use in its warranty program); and

•
macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs, thus reducing overall demand for remanufactured transmissions in our Drivetrain segment.

Of our net sales for 2008 and 2007, AT&T accounted for 42.8% and 36.9%, TomTom accounted for 13.8% and 3.1%, Ford accounted for 11.0% and 14.3%, and Honda accounted for 9.8% and 15.7%, respectively.

Gross Profit

Gross profit decreased $22.8 million, or 16.6%, to $114.6 million for 2008 from $137.4 million for 2007.  In addition, gross profit as a percentage of net sales decreased to 21.6% for 2008 from 26.0% for 2007.  The decrease was primarily the result of (i) $7.6 million of exit, disposal, certain severance and other charges (described below) in 2008, (ii) reduced operating leverage in our Drivetrain segment, (iii) a decrease in sales to GM primarily due to higher sales in 2007 from an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008, and (iv) scheduled price concessions to certain customers in our Logistics and Drivetrain segments granted in connection with previous contract renewals, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

SG&A Expense

SG&A expense decreased $4.0 million, or 6.6%, to $57.0 million for 2008 from $61.0 million for 2007.  The net decrease is primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives and a reduction in cost for incentive compensation programs, partially offset by an increase in costs associated with revenue growth in our Logistics segment.  As a percentage of net sales, SG&A expense decreased to 10.7% for 2008 from 11.5% for 2007.

Impairment of Goodwill

Our annual evaluation of goodwill made as of September 30, 2008, as required by SFAS No. 142, Goodwill and Other Intangible Assets, resulted in no impairment to goodwill.

However, subsequent to the impairment tests made as of September 30, 2008, significant adverse changes in the business climate in the North American vehicle industry occurred due to the economic slowdown, placing unprecedented distress on our customers and the supporting supply base.  This change in the business climate triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of this reporting unit no longer supported the recorded goodwill, thus we recorded a goodwill impairment charge in our Drivetrain segment during the fourth quarter of 2008 of $79.1 million ($56.8 million net of tax, which includes an income tax benefit of $0.4 million from the revaluation of certain deferred tax assets primarily related to tax deductible goodwill).

Exit, Disposal, Certain Severance and Other Charges

During 2008, we recorded $11.0 million ($6.9 million net of tax) of exit, disposal, certain severance and other charges which included:

•
$9.7 million ($6.1 million net of tax) related to the restructuring activities in our Drivetrain segment’s North American operations which includes the closure of our plant in Springfield, Missouri and consolidation of its operations into our facility in Oklahoma City, Oklahoma, comprised of (i) $7.3 million ($4.6 million net of tax) for the write-down of raw materials inventory, including the disposal of $6.6 million, due to the determination of excess quantities of raw materials on hand as a result of the recent decline in volume and the consolidation of facilities (classified as cost of sales), (ii) $1.9 million ($1.2 million net of tax) of severance and related costs, (iii) $0.3 million ($0.2 million net of tax) of costs related to fixed asset disposals (classified as cost of sales), and (iv) $0.2 million ($0.1 million net of tax) of other plant consolidation costs; and

•	$1.3 million ($0.8 million net of tax) of costs primarily related to severance and related benefits for certain cost reduction activities.

During 2009, we expect to incur additional pre-tax charges of $5-$6 million related to the Drivetrain restructuring activities primarily associated with the (i) transfer of production from the Springfield facility to the Oklahoma City facility and other facility exit costs, (ii) severance and related costs for employees to be terminated as production lines are moved between the facilities, and (iii) costs to accelerate the depreciation of certain fixed assets.  Upon the completion of these restructuring activities in our Drivetrain segment, we expect to achieve pre-tax annual cost savings of approximately $6 million.

During 2007, we recorded $3.4 million ($2.1 million net of tax) of exit, disposal, certain severance and other charges which included (i) $1.4 million ($0.9 million net of tax) for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers (classified as cost of sales), (ii) $0.7 million ($0.5 million net of tax) of severance and other costs primarily related to certain management upgrades and cost reduction activities, (iii) $0.7 million ($0.4 million net of tax) of certain legal and other professional fees unrelated to our ongoing operations, and (iv) $0.6 million ($0.3 million net of tax) of costs primarily related to fixed asset disposals related to the exit from a leased facility, a change in the estimated useful life of certain fixed assets, and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers (classified as cost of sales).

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through consolidation of redundant facilities, outsourcing functions or changing processes or systems.  Implementation of any of these could require us to incur additional costs of a nature described above, which would be offset over time by the resulting cost savings.

Operating Income (Loss)

Operating income (loss) decreased to a loss of $25.1 million for 2008 from income of $74.8 million for 2007.  This net decrease was primarily due to the $79.1 million goodwill impairment charge recorded in 2008, coupled with the factors described above under “Exit, Disposal, Certain Severance and Other Charges” and “Gross Profit.”

Interest Income

Interest income decreased $0.5 million, or 45.5%, to $0.6 million for 2008 from $1.1 million for 2007. The decrease was primarily attributable to lower cash balances invested in cash and equivalents during 2008 as compared to 2007.

Interest Expense

Interest expense decreased $0.3 million, or 30.0%, to $0.7 million for 2008 from $1.0 million for 2007.  This decrease was primarily due to a slightly lower debt outstanding in 2008 as compared to 2007.  As of December 31, 2008, there were no borrowings outstanding under our credit facility.  As of February 10, 2009, there was $70.0 million outstanding under our credit facility.

Income Tax Expense (Benefit)

Our income tax benefit of $2.4 million for 2008 included tax benefits of $22.4 million primarily related to the goodwill impairment charge of $79.1 million, of which $17.8 million is nondeductible.  The normalized effective income tax rate for 2008 was approximately 36.9%, as compared to 37.2% for 2007.  Based upon our current estimate of taxable income by state and currently enacted laws, we expect an effective income tax rate of approximately 38.0% for 2009.

Discontinued Operations

During 2008 and 2007 we recorded after-tax losses from discontinued operations of $2.5 million and $7.5 million, respectively.

During the three months ended March 31, 2008, we concluded that the potential return on the investment for our NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold certain tangible and intangible assets related to the NuVinci project to Fallbrook Technologies Inc. for a total of $6.1 million. The after-tax loss of $2.5 million from 2008 is primarily related to our discontinued NuVinci CVP project.  On a pre-tax basis, the loss of $4.3 million included $2.4 million of operating losses from NuVinci and a charge of $1.9 million related to the exit from this project, which included charges of (i) $1.0 million for termination benefits, (ii) $0.5 million for certain inventory deemed unusable by Fallbrook, (iii) $0.2 million primarily related to the write-off of capitalized patent development costs, and (iv) $0.2 million related to the disposal of certain fixed assets.

For 2007, the after-tax loss of $7.5 million included (i) $7.1 million related to the operating results of the NuVinci project, and (ii) $0.4 million related to the run-out of warranty claims in our discontinued Independent Aftermarket businesses.

See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 15” for a further discussion of these charges.

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2008		2007
Net sales	$353.4	100.0%	$293.9	100.0%
Segment profit	$56.2	15.9%	$45.0	15.3%

Net Sales.  Net sales increased $59.5 million, or 20.2%, to $353.4 million for 2008 from $293.9 million for 2007.  This increase was primarily related to:

•	the launch and ramp-up of new programs with TomTom and AT&T; and

•	increased volumes in our base business programs with AT&T and other customers;

partially offset by:

•	a decline in sales to GM primarily due to higher sales in 2007 from an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008;

•	a decline in Nokia revenues due to the termination of a test and repair program in June 2007; and

•	scheduled price concessions granted to a customer in connection with previous contract renewals.

Of our segment net sales for 2008 and 2007, AT&T accounted for 64.2% and 66.4%, TomTom accounted for 20.8% and 5.6% and GM accounted for 3.4% and 12.2%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During 2008, we recorded $0.3 million of these costs for severance related to cost reduction activities and the reorganization of certain functions within the segment’s information technology group.  These costs were nominal in 2007.

Segment Profit.  Segment profit increased $11.2 million, or 24.9%, to $56.2 million (15.9% of segment net sales) for 2008 from $45.0 million (15.3% of segment net sales) for 2007.  The increase was primarily the result of the factors described above under “Net Sales” and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with previous contract renewals.

Drivetrain Segment

The following table presents net sales, impairment of goodwill, exit, disposal, certain severance and other charges, and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2008		2007
Net sales	$177.1	100.0%		$235.3	100.0%
Impairment of goodwill	$79.1	44.7%	$	−	−
Exit, disposal, certain severance and other charges	$10.7	6.0%		$3.4	1.4%
Segment (loss) profit	$(81.3)	−		$29.7	12.6%

Net Sales.  Net sales decreased $58.2 million, or 24.7%, to $177.1 million for 2008 from $235.3 million for 2007.  The decrease was primarily due to:

•	lower volumes of Honda remanufactured transmissions for warranty applications compared to higher volumes in 2007 believed to be attributable to an extension of warranty coverage on certain models;

•
lower volumes of Ford remanufactured transmissions resulting from lower sales over the last several years of new vehicles using transmissions we remanufacture, resulting in a reduction in the population of Ford vehicles in the zero-to-eight-year age category, which category we believe drives the majority of demand for our Ford products;

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (however, certain transmission models we remanufacture or programs we have been awarded have been approved by Chrysler for use in its warranty program); and

•	macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs, thus reducing overall demand for remanufactured transmissions.

Of our segment net sales for 2008 and 2007, Ford accounted for 32.8% and 32.3% and Honda accounted for 29.4% and 35.3%, respectively.

Impairment of Goodwill.  During the fourth quarter of 2008, significant adverse changes in the business climate in the North American vehicle industry occurred due to the economic slowdown, placing unprecedented distress on our customers and the supporting supply base.  This change in the business climate triggered an interim test for the potential impairment of goodwill related to our Drivetrain business. As a result, we concluded that the fair value of this reporting unit no longer supported the assigned goodwill and recorded a goodwill impairment charge during the fourth quarter of 2008 of $79.1 million ($56.8 million net of tax, which includes an income tax benefit of $0.4 million from the revaluation of certain deferred tax assets primarily related to tax deductible goodwill).  There were no similar costs recorded in 2007.

Exit, Disposal, Certain Severance and Other Charges.  During 2008, we recorded $10.7 million of these costs which included:

•
$9.7 million related to the restructuring activities in our North American operations which includes the closure of our plant in Springfield, Missouri and consolidation of its operations into our facility in Oklahoma City, Oklahoma, comprised of (i) $7.3 million for the write-down of raw materials inventories due to the determination of excess quantities of raw materials on hand as a result of the recent decline in volume and the consolidation of facilities, (ii) $1.9 million of severance and related costs, (iii) $0.3 million of costs related to fixed asset disposals, and (iv) $0.2 million of other plant consolidation costs; and

•	$1.0 million of costs primarily related to severance and related benefits for certain cost reduction activities.

During 2009, we expect to incur additional pre-tax charges of $5-$6 million related to the restructuring activities primarily associated with the (i) transfer of production from the Springfield facility to the Oklahoma City facility and other facility exit costs, (ii) severance and related costs for employees to be terminated as production lines are moved between the facilities, and (iii) costs to accelerate the depreciation of certain fixed assets.  Upon the completion of these restructuring activities, we expect to achieve pre-tax annual cost savings of approximately $6 million and we have targeted a 10% segment margin by the end of 2009.

During 2007, we recorded $3.4 million of these costs consisting of (i) $1.4 million for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers, (ii) $0.7 million of certain legal and other professional fees unrelated to ongoing operating activities of the segment, (iii) $0.7 million of severance and other costs primarily related to certain management upgrades and cost reduction activities, and (iv) $0.6 million primarily related to fixed asset disposals related to the exit from a leased facility, a change in the estimated useful life of certain fixed assets, and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers.

Segment (Loss) Profit.  Segment (loss) profit decreased to a loss of $81.3 million for 2008 from a profit of $29.7 million (12.6% of segment net sales) for 2007.  The decrease was primarily due to the factors described above under “Impairment of Goodwill” and “Exit, Disposal, Certain Severance and Other Charges.” Excluding these costs, the decrease in segment profit in 2008 as compared to 2007 was primarily the result of the negative operating leverage experienced as volumes declined due to the factors described above under “Net Sales.”

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Income from continuing operations increased $25.4 million, or 117.1%, to $47.1 million in 2007 from $21.7 million in 2006.  Income from continuing operations per diluted share was $2.13 in 2007 as compared to $0.99 in 2006.  Our results for 2007 included exit, disposal, certain severance and other charges of $2.1 million (net of tax).  Our results for 2006 included (i) goodwill impairment charges of $9.9 million (net of tax), related to our Drivetrain segment’s United Kingdom-based operation and our Logistics segment’s automotive materials reclamation business, (ii) exit, disposal, certain severance and other charges of $1.2 million (net of tax), and (iii) a charge of $1.1 million (net of tax) related to the write-off of deferred debt issuance costs associated with the early termination of a credit facility.  Other factors which caused income from continuing operations to increase in 2007 as compared to 2006 included:

•
growth in our Logistics segment, primarily related to increases in our programs with GM (primarily an automotive electronics upgrade program that was substantially completed by the end of the first quarter of 2008), TomTom, SonyEricsson, LG, T-Mobile, TiVo and a favorable mix of services in our base business with AT&T;

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

Net Sales

Net sales increased $31.3 million, or 6.3%, to $529.2 million for 2007 from $497.9 million for 2006.  This increase was primarily due to:

•
growth in our Logistics segment, primarily related to increases in our programs with GM (primarily an automotive electronics upgrade program that was substantially completed by the end of the first quarter of 2008), TomTom, SonyEricsson, LG, T-Mobile and TiVo;

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

Of our net sales for 2007 and 2006, AT&T accounted for 36.9% and 41.8%, Honda accounted for 15.7% and 15.6% and Ford accounted for 14.3% and 13.8%, respectively.

Gross Profit

Gross profit increased $32.0 million, or 30.4%, to $137.4 million for 2007 from $105.4 million for 2006.  The increase was primarily the result of the factors described above under “Net Sales,” combined with a recovery from the vertical integration and program launch costs incurred in our Logistics segment in 2006, and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to certain customers in connection with previous contract renewals.

Gross profit as a percentage of net sales increased to 26.0% for 2007 from 21.2% for 2006.  This increase was primarily due to a favorable mix of services in our Logistics segment (including the automotive electronics upgrade program that was substantially completed by the end of the first quarter of 2008), recovery from the vertical integration and program launch costs incurred in our Logistics segment in 2006, operating leverage from increased volume in our Drivetrain segment, benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, and a favorable resolution to all receivable and inventory issues associated with the termination of a test and repair program.

SG&A Expense

SG&A expense increased $12.1 million, or 24.7%, to $61.0 million for 2007 from $48.9 million for 2006.  The net increase was primarily the result of an increase in (i) costs for incentive compensation programs and (ii) costs associated with revenue growth in our Logistics segment, partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  As a percentage of net sales, SG&A expense increased to 11.5% for 2007 from 9.8% for 2006.

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

Exit, Disposal, Certain Severance and Other Charges

During 2007, we recorded $3.4 million ($2.1 million net of tax) of exit, disposal, certain severance and other charges which included (i) $1.4 million ($0.9 million net of tax) for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers (classified as cost of sales), (ii) $0.7 million ($0.5 million net of tax) of severance and other costs primarily related to certain management upgrades and cost reduction activities, (iii) $0.7 million ($0.4 million net of tax) of certain legal and other professional fees unrelated to our ongoing operations, and (iv) $0.6 million ($0.3 million net of tax) of costs primarily related to fixed asset disposals related to the exit from a leased facility, a change in the estimated useful life of certain fixed assets, and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers (classified as cost of sales).

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

Operating Income

Operating income increased $35.0 million, or 87.9%, to $74.8 million for 2007 from $39.8 million for 2006.  This net increase was primarily due to the $14.6 million of goodwill impairment charges recorded in 2006, coupled with the factors described above under “Net Sales,” “Gross Profit” and “Selling, General and Administrative Expense.”  As a percentage of net sales, operating income increased to 14.1% from 8.0%.

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

Income Tax Expense

Income tax expense as a percentage of income from continuing operations decreased slightly to 37.2% for 2007, from 37.5% for 2006.

Discontinued Operations

During 2007 and 2006 we recorded after-tax losses from discontinued operations of $7.5 million and $13.6 million, respectively.

For 2007, the after-tax loss of $7.5 million included (i) $7.1 million related to the operating results of our NuVinci project, and (ii) $0.4 million related to the run-out of warranty claims in our discontinued Independent Aftermarket businesses.

The loss from 2006 included after-tax charges of (i) $9.7 million for the discontinued Independent Aftermarket businesses, and (ii) $3.9 million related to the operating results of the NuVinci project. On a pre-tax basis, this loss for the discontinued Independent Aftermarket businesses included $1.6 million of losses from the operations of these businesses during 2006 along with charges related to the closure and sale of these businesses of (i) $9.8 million of inventory write-downs, (ii) $1.4 million for the impairment of goodwill, (iii) $0.8 million of fixed asset impairment charges, (iv) $0.7 million of severance costs, (v) $0.4 million related to the write-down of accounts receivable, and (vi) $0.2 million of other costs primarily related to a settlement with a customer.

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

Net Sales.  Net sales increased $30.5 million, or 11.6%, to $293.9 million for 2007 from $263.4 million for 2006.  This increase was primarily related to increases in our programs with GM (primarily an automotive electronics upgrade program that was substantially completed by the end of the first quarter of 2008), TomTom, SonyEricsson, LG, T-Mobile and TiVo, partially offset by:

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

Segment Profit.  Segment profit increased $20.6 million, or 84.4%, to $45.0 million (15.3% of segment net sales) for 2007 from $24.4 million (9.3% of segment net sales) for 2006.  The increase was primarily the result of the factors described above under “Net Sales” and “Impairment of Goodwill” combined with a favorable mix of services (including the automotive electronics upgrade program that was substantially completed by the end of the first quarter of 2008), recovery from the vertical integration and program launch costs incurred in our Logistics segment in 2006, a favorable resolution to all receivable and inventory issues associated with the termination of a test and repair program, and benefits of our lean and continuous improvement program and other cost reduction initiatives, partially offset by scheduled price concessions granted to a customer in connection with a previous contract renewal and an increase in costs for incentive compensation programs.

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2007		2006
Net sales	$235.3	100.0%	$234.5	100.0%
Segment profit	$29.7	12.6%	$15.4	6.6%

Net Sales.  Net sales increased $0.8 million, or 0.3%, to $235.3 million for 2007 from $234.5 million for 2006.  The increase was primarily due to:

•	increased volumes of Ford remanufactured transmissions compared to lower sales in 2006 that were due to inventory reductions in Ford’s distribution channel during the first half of 2006; and

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

Of our segment net sales for 2007 and 2006, Honda accounted for 35.3% and 33.1%, Ford accounted for 32.3% and 29.3% and Chrysler accounted for 12.5% and 15.6%, respectively.

Impairment of Goodwill.  During 2006, our annual evaluation of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets resulted in a charge of $11.7 million for the impairment of goodwill assigned to our United Kingdom-based remanufacturing operation.  There were no similar costs recorded in 2007.

Exit, Disposal, Certain Severance and Other Charges.  During, 2007, we recorded $3.4 million of these costs consisting of (i) $1.4 million for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers, (ii) $0.7 million of certain legal and other professional fees unrelated to ongoing operating activities of the segment, (iii) $0.7 million of severance and other costs primarily related to certain management upgrades and cost reduction activities, (iv) $0.6 million primarily related to fixed asset disposals related to the exit from a leased facility, a change in the estimated useful life of certain fixed assets, and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers.  During 2006, we recorded $1.5 million of these costs consisting primarily of $1.0 million for severance and related costs associated with cost reduction activities and the reorganization of certain management functions, as well as (i) costs related to a potential acquisition that we ultimately decided not to pursue and (ii) costs for asset retirement obligations we are contractually obligated to perform in order to restore certain leased facilities back to a condition specified in the lease agreement.

Segment Profit.  Segment profit increased $14.3 million, or 92.9%, to $29.7 million (12.6% of segment net sales) for 2007 from $15.4 million (6.6% of segment net sales) for 2006.  This resulted primarily from the factors described above under “Net Sales” and “Impairment of Goodwill,” operating leverage from increased volumes, and benefits resulting from our lean and continuous improvement program and other cost reductions, partially offset by increased “Exit, Disposal, Certain Severance and Other Charges.”

Liquidity and Capital Resources

Cash Flow & Capital Expenditures

We had total cash and cash equivalents on hand of $17.2 million at December 31, 2008.  Net cash provided by operating activities from continuing operations was $38.9 million in 2008.  During the period, we used $23.7 million of cash from our working capital accounts including:

•
$2.9 million for accounts receivable primarily as a result of (i) increased volume in our Logistics segment, partially offset by lower volumes in our Drivetrain segment, and (ii) the impact of a large customer payment that was due in January 2008 but was received in the fourth quarter of 2007, thereby lowering our receivables balance as of December 31, 2007;

•	$8.4 million for inventories primarily related to the launch and ramp-up of new programs in our Logistics segment, partially offset by reductions in our Drivetrain segment;

•	$10.3 million for accounts payable and accrued expenses, which included the use of $9.4 million in cash for payments of our 2007 incentive compensation; and

•	$2.1 million for prepaid and other assets.

Net cash used in investing activities from continuing operations was $13.8 million for the year, which included $11.3 million of capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts and $2.5 million of net purchases of available-for-sale securities for our nonqualified deferred compensation plan.  Net cash used in financing activities of $50.3 million was primarily related to open market repurchases of our common stock made during 2008.

For 2009, we estimate $12-$15 million for capital expenditures, consisting of approximately $6-$8 million in support of new business and capacity expansion initiatives in both our Logistics and Drivetrain segments and approximately $6-$7 million in support of maintenance and cost reduction initiatives.

For 2009, we expect our effective tax rate to be 38.0%.

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

At our election, amounts advanced under the revolving credit facility will bear interest at either (i) the Base Rate plus a specified margin or (ii) the Eurocurrency Rate plus a specified margin.  The Base Rate is equal to the higher of (a) the lender’s prime rate or (b) the federal funds rate plus 0.50%.  The applicable margins for both Base Rate and Eurodollar Rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  At December 31, 2008, the applicable margins for Base Rate and Eurodollar Rate loans were zero and 1.00%, respectively.  As specified in our credit agreement, the following table sets forth the rates based upon our leverage ratio:

	Applicable Rate
Consolidated Leverage Ratio	LIBOR Margin and Letters of Credit	Commitment Fee	Prime Rate Margin
Less than 1.00:1	1.00%	0.20%	0.00%
Greater or equal to 1.00:1 but less than 1.75:1	1.25%	0.25%	0.25%
Greater or equal to 1.75:1 but less than 2.50:1	1.50%	0.30%	0.50%
Greater or equal to 2.50:1	1.75%	0.35%	0.75%

At December 31, 2008, our borrowing capacity under the credit facility was $149.1 million, net of $0.9 million for outstanding letters of credit.

We were in compliance with all the credit facility’s debt covenants as of December 31, 2008.

We had cash and cash equivalents on hand of $17.2 million at December 31, 2008.  Our cash position and expected free cash flow for 2009 provide adequate resources to satisfy foreseeable business obligations.  However, on February 10, 2009, we borrowed $70 million under our credit facility in order to increase our cash position and preserve our financial flexibility in light of the current uncertainty in the capital markets.  The proceeds are being held in high quality, low risk investments and are not expected to be used in the near term.  Following this borrowing, we had $79.1 million of borrowing capacity remaining on the credit facility.

As of December 31, 2008, we had not experienced any unusual delays in payments from any of our significant customers.  If any of our customers were to file for protection under U.S. bankruptcy laws, we could be required to deliver to the bankruptcy estate the amount of all payments received from that customer in the 90 days prior to the bankruptcy filing, resulting in a one-time disruption in cash flow from that customer, although we believe we would be able to retain a large portion of those payments because they would be (i) made in the ordinary course of business on ordinary business terms and/or (ii) offset by amounts still owed us by the bankrupt and, as such, subject to protection by affirmative defenses.  Any amounts owed but not paid to us by the customer at the time of the bankruptcy filing would be an unsecured claim that would most likely not be resolved for an extended period of time and would most likely be paid at a significant discount, if at all.  We would expect to be able to make up any temporary shortfall in cash flow due to the bankruptcy of a customer from our other sources of cash, including borrowing under our revolving credit facility.

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

Other

In February 2008, our Board of Directors authorized a plan to repurchase up to $50.0 million of our common stock during 2008, which was completed during the fourth quarter of 2008.  The repurchases were made (i) pursuant to a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, and (ii) in accordance with Rule 10b-18 under the Securities Exchange Act.  Pursuant to this program, we made open market purchases of 2,489,671 shares of our common stock at an aggregate cost of $50.1 million, including broker commissions and transaction fees, during 2008.

Off-Balance Sheet Arrangements

We are not engaged in any off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial condition or results of operations.  However, we are subject to various other commitments and contingencies as disclosed in Item 8. "Consolidated Financial Statements and Supplementary Data – Note 16."

Contractual Obligations

The following table summarizes our contractual obligations from continuing operations expressed in millions of dollars as of December 31, 2008:

	Total	Less than 1 year		1 – 3 years	3 – 5 years		More than 5 years
Debt Obligations:
Letters of credit	$0.9	$	−	$0.9	$	−	$	−
Interest on credit facility(1)	0.7		0.3	0.4		–		–
Total debt obligations	1.6		0.3	1.3		–		–

Operating lease obligations(2)	21.2		7.3	6.3		4.6		3.0
Purchase obligations(3)	17.8		17.8	−		−		−
Liabilities related to uncertain tax positions(4)	0.5		−	0.5		−		−
Nonqualified deferred compensation(5)	5.1		0.5	0.2		0.1		4.3
Deferred compensation(6)	0.3		0.1	0.2		−		−
Total	$46.5		$26.0	$8.5		$4.7		$7.3
_______________
(1)
Represents estimated interest expense related to the unused portion of our credit facility as of December 31, 2008.  Interest is determined assuming the credit facility was terminated on March 31, 2011, its expiration date.  There were no borrowings outstanding under the credit facility at December 31, 2008.  On February 10, 2009, we borrowed $70 million under our credit facility.

(2)	A portion of our operating leases expiring in 2009 and 2010, will be renewed. See Item 8. "Consolidated Financial Statements and Supplementary Data – Note 16."
(3)
Primarily consist of contractual arrangements in the form of purchase orders and other commitments with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(4)
Represents the portion of our liability related to uncertain tax positions that could have an impact on our liquidity.  The remaining portion of this liability ($1.1 million as of December 31, 2008) is excluded from our contractual obligations as this amount has no related demands on our liquidity due to an offsetting asset classified in refundable income taxes.

(5)	Represents amounts payable to certain of our employees and directors under a nonqualified deferred compensation plan.
(6)
Relates to the 1997 acquisition of a former Drivetrain segment business, which requires us to make certain payments to key employees of the seller on various dates subsequent to the closing date.  Through December 31, 2008, we had made $3.3 million of these payments (including $0.1 million paid in 2008).

Impact of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S generally accepted accounting principles, and expands disclosures about fair value measurements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings.   In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the adoption of SFAS No. 157 in a market that is not active.  Our adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007.  Under the provisions of SFAS No. 159, we do not apply the fair value option to the asset and liability related to our nonqualified deferred compensation plan.  The adoption of SFAS No. 159 did  not have  a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations.  SFAS No. 141R significantly changes the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R changes the accounting treatment for certain specific items, including (i) acquisition costs are generally expensed as incurred, (ii) noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date, (iii) acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, (iv) in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, (v) restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and (vi) changes in deferred tax asset valuation allowances and income tax uncertainties after acquisition date generally affect income tax expense.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the accounting treatment for changes in deferred tax asset valuation allowances and income tax uncertainties, which applies to acquisitions prior to the effective date.  Earlier adoption in prohibited.  Based on our current operations, the adoption of SFAS No. 141R is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  We have determined that the adoption of SFAS No. 161 will not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. SFAS No. 162 became effective on November 15, 2008.  The adoption of SFAS No. 162 did not have a material effect on our consolidated financial statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  At December 31, 2008, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the year ended December 31, 2008 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of December 31, 2008, we had no amounts outstanding under our credit facility and therefore no interest rate exposure.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the year ended December 31, 2008, a 10% change in the foreign exchange rate would increase or decrease our consolidated net income by less than $0.1 million.

ITEM 8.                      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ATC Technology Corporation

We have audited the accompanying consolidated balance sheets of ATC Technology Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATC Technology Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ATC Technology Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of ATC Technology Corporation

We have audited ATC Technology Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATC Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ATC Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ATC Technology Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2009

ATC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$17,188	$40,149
Accounts receivable, net	72,897	70,887
Inventories	63,334	63,994
Prepaid and other assets	4,508	3,136
Refundable income taxes	2,509	2,036
Deferred income taxes	8,943	7,740
Assets of discontinued operations	52	2,408
Total current assets	169,431	190,350

Property, plant and equipment, net	52,728	56,462
Debt issuance costs, net	350	507
Goodwill	53,229	132,375
Intangible assets, net	55	211
Long-term investments	5,126	3,019
Other assets	1,423	1,244
Assets of discontinued operations	-	5,206
Total assets	$282,342	$389,374

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$29,221	$34,756
Accrued expenses	25,863	34,495
Income taxes payable	4,290	3,308
Deferred compensation	118	124
Liabilities of discontinued operations	453	789
Total current liabilities	59,945	73,472

Deferred compensation, less current portion	5,316	3,308
Other long-term liabilities	2,659	2,819
Liabilities related to uncertain tax positions	1,637	1,608
Deferred income taxes	8,083	27,654

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,639,527 and 27,479,944
as of December 31, 2008 and 2007, respectively	276	275
Additional paid-in capital	236,994	232,312
Retained earnings	100,167	125,336
Accumulated other comprehensive income (loss)	(969)	3,766
Common stock held in treasury, at cost - 7,868,354 and 5,328,423 shares
as of December 31, 2008 and 2007, respectively	(131,766)	(81,176)
Total stockholders' equity	204,702	280,513
Total liabilities and stockholders' equity	$282,342	$389,374

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the years ended December 31,
	2008	2007	2006

Net sales:
Services	$353,416	$293,917	$263,405
Products	177,144	235,254	234,486
Total net sales	530,560	529,171	497,891

Cost of sales:
Services	262,685	211,937	210,055
Products	145,662	177,831	182,390
Products - exit, disposal, certain severance and other charges	7,614	1,962	-
Total cost of sales	415,961	391,730	392,445

Gross profit	114,599	137,441	105,446

Selling, general and administrative expense	56,965	61,001	48,936
Amortization of intangible assets	149	243	190
Impairment of goodwill	79,146	-	14,592
Exit, disposal, certain severance and other charges	3,396	1,411	1,938

Operating income (loss)	(25,057)	74,786	39,790

Interest income	624	1,141	605
Other income, net	17	116	262
Write-off of debt issuance costs	-	-	(1,691)
Interest expense	(696)	(969)	(4,297)

Income (loss) from continuing operations before income taxes	(25,112)	75,074	34,669

Income tax (benefit) expense	(2,423)	27,952	13,011

Income (loss) from continuing operations	(22,689)	47,122	21,658

Loss from discontinued operations, net of income taxes	(2,480)	(7,515)	(13,635)

Net income (loss)	$(25,169)	$39,607	$8,023

Per common share - basic:
Income (loss) from continuing operations	$(1.09)	$2.16	$1.00
Loss from discontinued operations	$(0.12)	$(0.34)	$(0.63)
Net income (loss)	$(1.21)	$1.82	$0.37

Per common share - diluted:
Income (loss) from continuing operations	$(1.09)	$2.13	$0.99
Loss from discontinued operations	$(0.12)	$(0.34)	$(0.62)
Net income (loss)	$(1.21)	$1.79	$0.37

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other		Common
	Preferred	Common	Paid-In	Retained	Comprehensive	Unearned	Stock in
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Treasury	Total

Balance at January 1, 2006	$-	$265	$212,678	$77,890	$1,186	$(1,160)	$(69,629)	$221,230

Net income	-	-	-	8,023	-	-	-	8,023

Translation adjustments	-	-	-	-	2,337	-	-	2,337

Unrealized gain on available-for- sale securities, net of income taxes	-	-	-	-	14	-	-	14

Comprehensive income								10,374

Issuance of 97,429 shares of common stock from incentive stock awards	-	1	(1)	-	-	-	-	-

Issuance of 472,354 shares of common stock from exercise of stock options	-	5	7,490	-	-	-	-	7,495

Tax benefit from stock-based award transactions	-	-	1,525	-	-	-	-	1,525

Noncash stock-based compensation	-	-	2,756	-	-	-	-	2,756

Repurchase of 516,950 shares of common stock for treasury	-	-	-	-	-	-	(11,050)	(11,050)

Reclassification of unearned compen- sation upon adoption of SFAS 123R	-	-	(1,160)	-	-	1,160	-	-

Balance at December 31, 2006	-	271	223,288	85,913	3,537	-	(80,679)	232,330

Net income	-	-	-	39,607	-	-	-	39,607

Translation adjustments	-	-	-	-	258	-	-	258

Unrealized loss on available-for- sale securities, net of income taxes	-	-	-	-	(29)	-	-	(29)

Comprehensive income								39,836

Issuance of 140,075 shares of common stock from incentive stock awards	-	1	(1)	-	-	-	-	-

Issuance of 230,160 shares of common stock from exercise of stock options	-	3	3,763	-	-	-	-	3,766

Tax benefit from stock-based award transactions	-	-	1,136	-	-	-	-	1,136

Noncash stock-based compensation	-	-	4,126	-	-	-	-	4,126

Repurchase of 17,362 shares of common stock for treasury	-	-	-	-	-	-	(497)	(497)

Adjustment to uncertain tax positions upon adoption of FIN 48	-	-	-	(184)	-	-	-	(184)

Balance at December 31, 2007	-	275	232,312	125,336	3,766	-	(81,176)	280,513

Net loss	-	-	-	(25,169)	-	-	-	(25,169)

Translation adjustments	-	-	-	-	(4,491)	-	-	(4,491)

Unrealized loss on available-for- sale securities, net of income taxes	-	-	-	-	(244)	-	-	(244)

Comprehensive loss								(29,904)

Issuance of 140,417 shares of common stock from incentive stock awards	-	1	(1)	-	-	-	-	-

Issuance of 19,166 shares of common stock from exercise of stock options	-	-	253	-	-	-	-	253

Tax benefit from stock-based award transactions	-	-	27	-	-	-	-	27

Noncash stock-based compensation	-	-	4,403	-	-	-	-	4,403

Repurchase of 2,512,455 shares of common stock for treasury	-	-	-	-	-	-	(50,590)	(50,590)

Balance at December 31, 2008	$-	$276	$236,994	$100,167	$(969)	$-	$(131,766)	$204,702

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the years ended December 31,
	2008	2007	2006

Operating Activities:
Net income (loss)	$(25,169)	$39,607	$8,023

Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations:
Net loss from discontinued operations	2,480	7,515	13,635
Impairment of goodwill	79,146	-	14,592
Write-down of inventories and other assets	7,614	1,389	-
Write-off of debt issuance costs	-	-	1,691
Depreciation and amortization	14,568	14,873	13,713
Noncash stock-based compensation	4,403	4,126	2,756
Amortization of debt issuance costs	157	157	412
Adjustments to provision for losses on accounts receivable	15	(217)	(23)
Loss on sale of equipment	(32)	105	160
Deferred income taxes	(20,608)	4,291	3,916
Changes in operating assets and liabilities,
net of businesses acquired or discontinued/sold:
Accounts receivable	(2,919)	7,041	(5,172)
Inventories	(8,364)	(8,614)	(4,772)
Prepaid and other assets	(2,079)	(229)	(238)
Accounts payable and accrued expenses	(10,330)	13,770	7,833
Net cash provided by operating activities - continuing operations	38,882	83,814	56,526

Net cash provided by (used in) operating activities - discontinued operations	13	(8,946)	842

Investing Activities:
Purchases of property, plant and equipment	(11,332)	(19,374)	(10,636)
Purchases of available-for-sale securities	(2,791)	(4,301)	(3,981)
Purchase of assets of a business	-	-	(1,746)
Proceeds from sales of available-for-sale securities	242	3,348	2,511
Proceeds from sale of property, plant and equipment	72	42	57
Net cash used in investing activities - continuing operations	(13,809)	(20,285)	(13,795)

Net cash provided by (used in) investing activities - discontinued operations	4,426	(3,653)	(63)

Financing Activities:
Payments on term debt	-	-	(90,685)
(Payments) borrowings on revolving credit facility, net	-	(17,800)	17,800
Debt issuance costs	-	-	(786)
Net change in book overdraft	-	(5,059)	(5,426)
Proceeds from exercise of stock options	253	3,766	7,495
Tax benefit from stock-based award transactions	130	996	1,329
Repurchases of common stock for treasury	(50,590)	(497)	(11,050)
Payments on amounts due to sellers of acquired companies	-	-	(29)
Payments of deferred compensation related to acquired company	(124)	(130)	(136)
Net cash used in financing activities	(50,331)	(18,724)	(81,488)

Effect of exchange rate changes on cash and cash equivalents	(2,142)	108	341

Increase (decrease) in cash and cash equivalents	(22,961)	32,314	(37,637)

Cash and cash equivalents at beginning of year	40,149	7,835	45,472
Cash and cash equivalents at end of year	$17,188	$40,149	$7,835

Cash paid during the year for:
Interest	$562	$830	$4,682
Income taxes, net	15,943	13,957	809

See accompanying notes.

ATC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1.    The Company

ATC Technology Corporation (the “Company”) has two reportable segments: the Logistics segment and the Drivetrain segment.  The Logistics segment provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. The principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T, TomTom, Nokia, LG, T-Mobile, TiVo, SonyEricsson, General Motors (“GM”) and Delphi.  The Company’s Drivetrain segment primarily sells remanufactured transmissions to Ford, Honda, Allison, Chrysler, GM, and certain foreign Original Equipment Manufacturers (“OEMs”), primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines primarily to certain OEMs in Europe.  Established in 1994, the Company maintains manufacturing facilities and logistics operations in the United States and a manufacturing facility in the United Kingdom.

On April 2, 2008, the Company sold the asset group related to its NuVinci CVP project (“NuVinci”).  Accordingly, the results of operations for NuVinci, which was reported as part of “Drivetrain” in segment information disclosed for the periods ended prior to 2008, has been reclassified to discontinued operations for all periods presented.  As a result of the discontinuance of NuVinci, for the years ended December 31, 2008, 2007, and 2006 after-tax losses of $2,511 ($0.12 per common share – basic and diluted), $7,141 ($0.33 per common share – basic and $0.32 per common share – diluted), and $3,917 ($0.18 per common share – basic and diluted) respectively, are reflected in discontinued operations.  The balance from discontinued operations recorded during the years ended December 31, 2008, 2007, and 2006 primarily relate to the Independent Aftermarket businesses which were discontinued by the Company during 2006.  (See Note 15 – Discontinued Operations)

Note 2.    Summary of Significant Accounting Policies

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using straight-line methods over the estimated useful lives of the assets for financial reporting purposes, as follows: three to ten years for machinery and equipment, three to five years for autos and trucks, five to seven years for furniture and fixtures, up to 39 years for buildings and the lesser of 10 years or the remaining term of the related lease, including any periods covered by reasonably assured lease renewals, for leasehold improvements.  Depreciation expense was $14,419, $14,630 and $13,523 for the years ended December 31, 2008, 2007 and 2006, respectively.  Maintenance and repairs are charged to expense as incurred.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the Credit Facility (see Note 8 – Credit Facility) are being amortized on a straight-line basis over the life of the Credit Facility.  As of December 31, 2008 and 2007, debt issuance costs of $350 and $507, are reflected net of accumulated amortization of $436 and $279, respectively.

Goodwill and Other Intangible Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill and other indefinite lived intangibles for impairment annually as of the last day of the third quarter of each year unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  The goodwill impairment test is a two-step process which requires the Company to make estimates regarding the fair value of the reporting unit.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required.  However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss (if any), which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  In estimating the fair value of its reporting units, the Company utilizes a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  The annual step one impairment tests made by the Company as of September 30, 2008, indicated the fair value of both the North American Drivetrain and Logistics reporting units exceeded their carrying value.

Subsequent to the September 30, 2008 impairment test, significant adverse changes in the business climate in the North American vehicle industry occurred due to the economic slowdown, placing unprecedented distress on the Company’s customers and supporting supply base. These changes in the business climate and the resulting reduction in estimated future revenues for the North American Drivetrain business were determined to be indicators of impairment as described in SFAS No. 142 and as such, the Company performed an interim step one test for the potential impairment of the goodwill related to the Drivetrain business.  In estimating the fair value of the North American Drivetrain reporting unit, the Company used a weighted average of the income approach and the market approach.  Under the income approach, the fair value of the reporting unit is estimated based upon the present value of expected future cash flows.  The income approach is dependent on a number of factors including probability weighted estimates of forecasted revenue and operating costs, capital spending, working capital requirements, discount rates and other variables.  Under the market approach, the Company estimated the value of the reporting unit by comparison to a group of businesses with similar characteristics whose securities are actively traded in the public markets.  The Company used peer company multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenues to develop a weighted average estimate of fair value for the market approach.  The resulting estimate of fair value of the reporting unit did not exceed its carrying value, requiring the Company to perform a step two measurement of the impairment loss.  In step two, the implied fair value of the goodwill is estimated by subtracting the fair value of the reporting unit’s tangible, recorded intangible and unrecorded intangible assets from the fair value of the reporting unit.  The impairment loss, if any, is the amount by which the carrying amount of the goodwill exceeds its implied fair value.  As a result of the step two valuation, the Company recorded a goodwill impairment charge of $79,146 in its Drivetrain segment during the fourth quarter of 2008.

The Company’s fair value estimate of goodwill for the North American Drivetrain reporting unit as of December 31, 2008 was based upon level three inputs, as defined in SFAS No. 157, Fair Value Measurements, as unobservable inputs in which there is little or no market data, which required us to develop our own assumptions as described above.

Effective with the filing of this Form 10-K, the Company has changed its method of applying SFAS No. 142 by changing the date of its annual goodwill and other indefinite lived intangibles impairment assessment from the last day of the third quarter to the first day of the fourth quarter.  The Company believes this change is preferable due to the timing of its normal business process for updating annual and strategic plans, which are finalized each year during the three months ending December 31.  As a result of this change, beginning in 2009, the Company’s annual impairment testing procedures will be conducted during the fourth quarter of each year with the results disclosed in its Annual Report filed on Form 10-K. This change has had no impact on the Company’s consolidated financial statements.

Based upon the Company’s annual goodwill impairment tests made as of September 30, 2006, the Company recorded goodwill impairment charges of $11,722 and $2,870 in its Drivetrain and Logistics segments, respectively.  Because key new business opportunities considered in the 2005 goodwill assessment in both the Drivetrain segment’s United Kingdom-based operation and the Logistics segment’s automotive materials reclamation operation did not materialize, and other near-term growth opportunities were considered limited, the Company concluded that the fair value of these reporting units no longer supported the recorded goodwill.  The fair value of the reporting units were estimated by applying a range of multiples to adjusted EBITDA.

Per the provisions of SFAS No. 142, the Company’s definite lived intangible assets, consisting of a non-compete agreement, is being amortized over its estimated useful life.  (See Note 5 – Goodwill and Intangible Assets.)

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

Asset Retirement Obligations

The Company follows FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143, which requires entities to record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated. The Company’s asset retirement obligation (“ARO”) liabilities are associated with estimated costs to restore certain leased facilities to a condition specified in the lease agreement. The Company estimates the fair value of these liabilities based on the current condition of the property.  In future periods, we may make adjustments to the ARO liability as a result of the availability of new information, changes in labor costs and other factors. The estimate of the ARO liability is based on a number of assumptions requiring professional judgment, and we cannot predict what revisions to these assumptions will be required in future periods.  In connection with property leases, we record the ARO as a liability and also record a related asset in an amount equal to the estimated fair value of the liability. The capitalized asset is then depreciated on a straight-line basis over the estimated useful life of the asset.  Upon retirement of the asset, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statements of operations.  As of December 31, 2008 and 2007, the fair value of ARO liabilities were $381 and $419, respectively.

Following is an analysis of the ARO liability:

	2008	2007
Asset retirement obligations at beginning of year	$419	$387
Liabilities incurred	22	–
Payments made	(89)	–
Accretion expense	29	32
Asset retirement obligations at end of year	$381	$419

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers including AT&T, TomTom, Honda, Ford,  Allison, Chrysler and GM, which are located throughout the United States and, to a lesser extent, the United Kingdom. The estimated fair value of these financial instruments approximate their carrying values as of their respective balance sheet dates.  The Company performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses.  The Company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-off based on historic experience.  Accounts receivable balances are written off against allowance for doubtful accounts after a final determination of uncollectibility has been made.  The credit risk associated with the Company's accounts receivable is mitigated by its credit evaluation process, although collateral is not required.  The Company grants credit to certain customers who meet pre-established credit requirements.

Accounts receivable is recorded at the time of revenue recognition and is reflected net of an allowance for doubtful accounts of $469 and $583 at December 31, 2008 and 2007, respectively.

Revenue Recognition

The Company recognizes revenues when all of the following conditions are satisfied:  (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) delivery has occurred or services have been rendered.  In addition, the Company separately classifies its shipping and handling costs reimbursed by its customers as revenue and cost of sales in its consolidated statements of operations.

Warranty Cost Recognition

The Company accrues for estimated warranty costs as revenue is recognized.

Costs Associated with Exit or Disposal Activities

In accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognizes a liability for costs associated with exit or disposal activities in the period in which the liability is incurred.  The Company classifies the costs associated with exit or disposal activities as a part of exit, disposal, certain severance and other charges on its consolidated statements of operations, within cost of sales and operating expenses. (See Note 18 - Exit, Disposal, Certain Severance and Other Charges.)

Stock-Based Compensation

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

During the years ended December 31, 2008, 2007 and 2006, the consolidated statements of operations reflect compensation cost related to stock-based payments, which includes stock options and Restricted Stock (defined below), of $2,774 (net of income taxes of $1,629), $2,636 (net of income taxes of $1,490) and $1,740 (net of income taxes of $1,016), respectively.  The Company classified the pre-tax stock-based compensation cost of $4,403, $4,126 and $2,756 for 2008, 2007 and 2006, respectively, as part of selling, general and administrative expense in its consolidated statements of operations.  Per the provisions of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash inflows.

The fair value of stock options granted was estimated by using the Black-Scholes option pricing model assuming no expected dividends and the following weighted-average assumptions during the time periods indicated:

	For the years ended December 31,
	2008	2007	2006
Expected volatility	34.39%	31.38%	38.11%
Risk-free interest rates	2.67%	4.87%	5.01%
Expected term	3.9 years	3.9 years	3.7 years

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

Expected term:  The Company’s expected term represents the period that the Company’s stock option awards are expected to be outstanding.  For purposes of applying the Black-Scholes option-pricing model, the Company has identified two groups of optionees with similar option exercise and forfeiture activity experience.  The expected term of stock option awards granted is derived from historical exercise and forfeiture experience for each of the two groups of optionees and represents the period of time that stock option awards are expected to be outstanding for each optionee group.  On an annual basis, based upon this historical exercise and forfeiture experience, the Company calculates a weighted average expected term for each of the two groups.

Forfeitures rate: Compensation expense recognized in the consolidated statements of operations for each of the three years in the period ended December 31, 2008 is based on awards ultimately expected to vest and it reflects estimated forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in U.S generally accepted accounting principles, and expands disclosure about fair value measurements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings.  In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the adoption of SFAS No. 157 in a market that is not active.  The Company’s adoption of SFAS No. 157 on January 1, 2008 did not have a material effect on its consolidated financial statements.

The carrying value of assets and liabilities in the accompanying consolidated balance sheet for cash and cash equivalents, accounts receivable, inventories, prepaid and other assets, refundable income taxes, accounts payable, accrued expenses, and income taxes payable at December 31, 2008 and 2007, approximate fair value because of the short maturity of these instruments.

New Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement is effective for fiscal years beginning after November 15, 2007.  Under the provisions of SFAS No. 159, the Company may not elect the fair value option for financial assets and liabilities related to its nonqualified deferred compensation plan.  The adoption of SFAS No. 159 had no material effect on the Company’s consolidated financial statements.  (See Note 13 - Employee Retirement Plans.)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations.  SFAS No. 141R significantly changes the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R changes the accounting treatment for certain specific items, including (i) acquisition costs are generally expensed as incurred, (ii) noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date, (iii) acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, (iv) in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, (v) restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and (vi) changes in deferred tax asset valuation allowances and income tax uncertainties after acquisition date generally affect income tax expense.  SFAS No. 141R also includes a substantial number of new disclosure requirements.

SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the accounting treatment for changes in deferred tax asset valuation allowances and income tax uncertainties, which applies to acquisitions prior to the effective date.  Earlier adoption is prohibited.  Based on the Company’s current operations, the adoption of SFAS No. 141R is not expected to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. The Company has determined that the adoption of SFAS No. 161 will not have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. The effective date of this statement was November 15, 2008. The adoption of SFAS No. 162 had no material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the 2008 presentation.

Note 3.    Inventories

Inventories of continuing operations consist of the following:

	December 31,
	2008	2007
Raw materials, including core inventories	$57,621	$57,695
Work-in-process	760	1,467
Finished goods	4,953	4,832
	$63,334	$63,994

As of December 31, 2008 and 2007, the raw materials inventory balances were net of inventory reserves of $6,943 and $6,094, respectively.

Note 4.    Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2008	2007
Land	$2,261	$2,463
Buildings	12,170	12,639
Machinery and equipment	110,958	106,553
Autos and trucks	2,162	2,239
Furniture and fixtures	3,127	3,124
Leasehold improvements	17,334	15,886
Construction in process	852	1,268
	148,864	144,172
Less: Accumulated depreciation and amortization	(96,136)	(87,710)
	$52,728	$56,462

For the twelve months ended December 31, 2008, property, plant and equipment and accumulated depreciation decreased by $5,593 and $4,792, respectively, due to changes in the foreign exchange conversion rate between the U.S. dollar and Great Britain pound.

Note 5.    Goodwill and Intangible Assets

Goodwill

The change in the carrying amount of goodwill of continuing operations by reportable segment and a reconciliation to the consolidated financial statements is summarized as follows:

	Logistics	Drivetrain	Consolidated
Balances at December 31, 2006 and 2007	$16,238	$116,137	$132,375
Impairment	−	(79,146)	(79,146)
Balance at December 31, 2008	$16,238	$36,991	$53,229

Intangible Assets

The Company’s intangible assets of continuing operations, consists of a non-compete agreement. The non-compete agreement is being amortized over its estimated useful life.  As of December 31, 2008 and 2007, intangible assets of $55 and $211, are reflected net of accumulated amortization of $1,518 and $1,413, respectively.  The non-compete agreement costs will be fully amortized by December 31, 2009.

Note 6.    Accrued Expenses

Accrued expenses of continuing operations are summarized as follows:

	December 31,
	2008	2007

Payroll, employee benefits and related costs	$13,682	$21,912
Customer related allowances, discounts and other credits	4,388	3,565
Warranty	1,885	2,154
Exit, disposal, certain severance and other charges	1,522	101
Liability for insured losses	1,100	1,484
Other	3,286	5,279
	$25,863	$34,495

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

Changes to the Company’s warranty liability of continuing operations during the years ended December 31, 2006, 2007 and 2008 are summarized as follows:

Balance at December 31, 2005	$2,499
Warranties issued	1,292
Claims paid / settlements	(1,297)
Changes in liability for pre-existing warranties	(509)
Balance at December 31, 2006	1,985
Warranties issued	1,592
Claims paid / settlements	(845)
Changes in liability for pre-existing warranties	(578)
Balance at December 31, 2007	2,154
Warranties issued	951
Claims paid / settlements	(666)
Changes in liability for pre-existing warranties	(554)
Balance at December 31, 2008	$1,885

Note 8.    Credit Facility

On March 21, 2006, the Company executed a credit agreement and related security agreement with certain banks that provide the Company with a $150,000 five-year senior secured revolving credit facility (the “Credit Facility”).  The Credit Facility can be increased by up to $75,000 under certain circumstances and subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested).

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets.  The credit and security agreements contain several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all debt covenants at December 31, 2008.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty or capacity reduction.

As of December 31, 2008 and 2007, the Company had no amounts outstanding under the Credit Facility and had letters of credit issued against the Credit Facility of $890 and $1,490, respectively.  As of December 31, 2008, the borrowing capacity of the Credit Facility was $149,110. (See Note 20 – Subsequent Event.)

Note 9.    Income Taxes

Income tax (benefit) expense from continuing operations consists of the following:

	For the years ended December 31,
	2008	2007	2006
Current:
Federal	$16,083	$20,496	$10,106
State	2,729	2,796	1,090
Foreign	(65)	317	241
Total current	18,747	23,609	11,437
Deferred:
Federal	(20,630)	4,615	4,870
State	(1,465)	(382)	(409)
Foreign	925	110	(2,887)
Total deferred	(21,170)	4,343	1,574
	$(2,423)	$27,952	$13,011

Income (loss) from continuing operations before income taxes is summarized as follows:

	For the years ended December 31,
	2008	2007	2006
Domestic	$(23,107)	$75,416	$43,821
Foreign	(2,005)	(342)	(9,152)
Total	$(25,112)	$75,074	$34,669

The reconciliation of income tax (benefit) expense computed at the U.S. federal statutory tax rates to income tax (benefit) expense from continuing operations is as follows:

	For the years ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates	$(8,790)	35.0%	$26,276	35.0%	$12,134	35.0%
State income taxes, net of federal tax benefit	943	(3.7)	1,587	2.1	699	2.0
Foreign income taxes	131	(0.5)	17	−	458	1.3
Increase in valuation allowance	–	−	–	−	54	0.1
Nondeductible expenses	119	(0.5)	128	0.2	108	0.3
Federal and state credits	(155)	0.6	(500)	(0.7)	(183)	(0.5)
Nondeductible portion of goodwill impairment	6,240	(24.8)	−	−	−	−
Other	(911)	3.6	444	0.6	(259)	(0.7)
	$(2,423)	9.7%	$27,952	37.2%	$13,011	37.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company evaluates its deferred tax assets and liabilities at each reporting period in order to properly reflect their tax effects at the currently enacted tax rates.  Effective April 1, 2008, the tax rate in the U.K. was reduced to 28% from 30%.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Inventory obsolescence reserve	$1,997	$1,998
Product warranty accruals	659	734
Exit, disposal, certain severance and other charges accruals	809	281
Other nondeductible accruals	6,815	4,932
Credit carryforwards	376	996
Net operating loss carryforwards	7,693	6,194
Total deferred tax assets	18,349	15,135
Deferred tax liabilities:
Amortization of intangible assets	8,613	26,533
Property, plant and equipment	2,542	2,071
Total deferred tax liabilities	11,155	28,604
Valuation allowance	(6,334)	(6,445)
Net deferred tax asset (liability)	$860	$(19,914)

As of December 31, 2008, the Company had state loss carryforwards of approximately $13,637 (expiring in varying amounts from 2013 to 2028) attributable to states in which the Company’s primary operations are located.  In addition, the Company has state loss carryforwards attributable to states in which the Company no longer conducts business that are subject to a full valuation allowance.  During 2008, the Company created state operating loss carryforwards of $696. During 2007, the Company utilized income tax benefits associated with continuing operations of $813 from federal operating loss carryforwards, and $42 from state operating loss carryforwards.Also, the Company has foreign net operating losses which have an indefinite carryforward period.

During 2007, the Company utilized Alternative Minimum Tax (“AMT”) credit carryforwards of approximately $850.  Also, during 2008 and 2007, the Company completed a study of research and development credits and recorded a tax benefit of $122 and $295, respectively, available to offset its current federal tax payable.  The Company, through its subsidiary in the U.K., has surplus Advance Corporate Tax (“ACT”) of approximately $323 available as a direct offset to future U.K. tax liability.  The Company’s surplus ACT can be carried forward indefinitely.  The Company did not utilize any tax benefits associated with its ACT carryforward in 2008, 2007 or 2006.

A valuation allowance has been established for the tax benefits associated with certain state loss carryforwards as realization is not deemed likely due to limitations imposed by certain states on the Company’s ability to utilize these benefits.  A valuation allowance has also been established for certain foreign tax benefits due to similar limitations imposed by the foreign tax jurisdiction. The Company believes that, consistent with the U.S generally accepted accounting principles, it is more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

During 2008, the Company’s income tax valuation allowance decreased by $111 to $6,334 from $6,445, primarily due to the expiration of certain state net operating loss carryforwards that had full valuation allowances recorded against them.

As of December 31, 2008, there were approximately $2,504 of accumulated unremitted earnings from the Company’s U.K. subsidiary with respect to which deferred tax has not been provided because the undistributed earnings of the U.K. subsidiary are indefinitely reinvested.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

In connection with the Company’s adoption of FIN 48, as of January 1, 2007, the Company recorded a net decrease to retained earnings of $184 and reclassified certain previously recognized deferred tax attributes as FIN 48 liabilities related to the recognition and measurement of positions the Company had taken with respect to certain tax credits allowed in its state income tax filings with the State of Oklahoma.  The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $1,637, $1,608 and $1,719 as of December 31, 2008, December 31, 2007 and January 1, 2007, respectively.

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows:

	2008	2007
Balances at beginning of year	$1,608	$1,719
Tax positions related to the current year	29	73
Settlements with tax authorities	–	(184)
Balances at end of year	$1,637	$1,608

The last year of the Company’s tax returns that was examined by the IRS was 2004, and all years up through and including that year are closed by examination.The Company’s primary state tax jurisdictions are Illinois, Missouri, Oklahoma, and Texas and its only international jurisdiction is the United Kingdom.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2005-2007
Illinois	2007-2007
Missouri	2005-2007
Oklahoma	1999-2007
Texas	2004-2007
United Kingdom	2007-2007

Consistent with its historical financial reporting, the Company has elected to classify interest expense related to income tax liabilities, when applicable, as part of the interest expense in its consolidated statements of operations rather than income tax (benefit) expense.  The Company classifies any income tax penalties as part of selling, general and administrative expense in its consolidated statements of operations.

Note 10.    Stock-Based Awards

The Company provides stock options and other incentive stock awards (“Stock Awards”) to employees, non-employee directors and independent contractors under its 2006 Stock Incentive Plan (the “2006 Plan”), its 2004 Stock Incentive Plan (the “2004 Plan”), its 2002 Stock Incentive Plan (the “2002 Plan”), its 2000 Stock Incentive Plan (the “2000 Plan”), its 1998 Stock Incentive Plan, which expired on March 16, 2008, (the “1998 Plan”) and its 1996 Stock Incentive Plan, which expired on July 29, 2004, (the “1996 Plan”) (collectively the “Plans”), all of which have been approved by the Company’s stockholders.  The 1996, 1998, 2000 and 2002 plans provide for granting of non-qualified and incentive stock option awards while the 2004 and 2006 plans provide for the granting of non-qualified stock option awards but not incentive options.  Stock options under the Plans are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of grant with vesting periods that have ranged from six months to five years, as determined by the Board of Directors or the Compensation and Nominating Committee of the Board of Directors.  Options under the Plans expire ten years from the date of grant.  Upon exercise of stock options or granting of Restricted Stock, the Company issues new shares of its common stock.  The 2006, 2004, 2002, 2000 and 1998 plans authorize the issuance of 1,100,000, 1,000,000, 1,000,000, 750,000 and 1,200,000 shares of the Company’s common stock, respectively.  Shares available for grant under the Plans in the aggregate were 493,728, 842,169 and 1,195,679 as of December 31, 2008, 2007 and 2006, respectively.

Stock Options

A summary of the Plans’ stock option activities during the year ended December 31, 2008 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,514,727	$21.84
Granted at market price	288,777	$22.10
Exercised	(19,166)	$13.23
Forfeited	(28,336)	$28.12
Expired	(8,980)	$23.31
Outstanding at December 31, 2008	1,747,022	$21.87	6.0	$754

Vested and expected to vest at December 31, 2008	1,738,290	$21.88	6.0	$754
Exercisable at December 31, 2008	1,247,422	$21.07	4.9	$754

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on December 31, 2008 and the exercise price of each stock option, multiplied by the number of in-the-money stock options.  This amount changes based upon the fair market value of the Company’s common stock.

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $160, $3,119 and $3,778, respectively.  The weighted average fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 is estimated at $6.74, $8.79 and $8.67, respectively. The Company estimates that as of December 31, 2008 it had $1,598 of total unrecognized compensation cost related to stock options granted under the Plans, which is expected to be recognized over the weighted-average period of 1.3 years.

The following summarizes information about options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Shares	Weighted- Average Exercise Prices

$5.00 - $8.00	31,000	2.35 years	$5.06	31,000	$5.06
$8.01 - $12.00	82,000	3.28 years	$10.09	82,000	$10.09
$12.01 - $18.00	518,312	5.85 years	$15.46	488,312	$15.37
$18.01 - $27.00	616,506	7.66 years	$22.96	243,703	$23.38
$27.01 - $32.00	499,204	4.89 years	$30.16	402,407	$30.07
	1,747,022	6.03 years	$21.87	1,247,422	$21.07

Restricted Stock

The following summarizes the status of Restricted Stock as of December 31, 2008 and changes during the year ended December 31, 2008:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2008	224,625	$25.83
Granted	140,417	$21.39
Vested	(96,040)	$23.96
Forfeited	(27,476)	$26.43
Unvested balance at December 31, 2008	241,526	$23.93

The Company estimates that as of December 31, 2008 it had $2,759 of total unrecognized compensation cost related to Restricted Stock granted under the Plans, which is expected to be recognized over the weighted-average period of 1.3 years.  The total fair value of shares that vested during the years ended December 31, 2008, 2007 and 2006 was $2,201, $2,312 and $1,375, respectively.  During the years ended December 31, 2008, 2007 and 2006, the Company recognized compensation expense of $2,607 ($1,645 net of income taxes), $2,542 ($1,624 net of income taxes) and $1,509 ($953 net of income taxes), respectively, related to Restricted Stock awards.The weighted average grant-date fair value of Restricted Stock granted during 2007 and 2006 was $28.43 and $24.51, respectively.

Note 11.    Repurchases of Common Stock

On February 28, 2008, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $50,000 of its common stock during 2008.  The repurchases were made (i) pursuant to a plan complying with Rule 10b5-1 under the Securities Exchange Act of 1934, and (ii) in accordance with Rule 10b-18 under the Securities Exchange Act.  Pursuant to this program, the Company purchased 2,489,671 shares of its common stock at an aggregate cost of $50,075 including broker commissions and transaction fees, during the year ended December 31, 2008.

During the years ended December 31, 2008 and 2007, certain officers and employees of the Company delivered to the Company 22,784 and 17,026 shares of the Company’s common stock in payment of $515 and $487, respectively, of minimum withholding tax obligations arising from the vesting of Restricted Stock awards.  Per the stock incentive plans under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plan and are available for future grant.  Also during 2007, 336 shares were returned as payment of $10 towards an outstanding employee advance.

In addition, 27,476 and 7,978 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards during 2008 and 2007, respectively.

Note 12    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:
	For the years ended December 31,
	2008	2007	2006
Numerator:
Income (loss) from continuing operations	$(22,689)	$47,122	$21,658

Denominator:
Weighted-average common shares outstanding	20,877,564	21,806,115	21,714,161
Effect of dilutive securities: Common stock equivalents	-	337,608	213,131
Denominator for diluted earnings per common share	20,877,564	22,143,723	21,927,292

Per common share - basic	$(1.09)	$2.16	$1.00
Per common share - diluted	$(1.09)	$2.13	$0.99

Due to the loss reported in 2008, the 2008 share calculation excludes the antidilutive effect of stock options and Restricted Stock which would have been 207,861, had the Company not reported a loss.

Note 13.    Employee Retirement Plans

The Company’s defined contribution plan provides substantially all U.S. salaried and hourly employees an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements.  As determined by the provision of the plan, contributions are made on a before-tax basis and the Company matches a portion of the employees' basic voluntary contributions.  Company matching contributions to defined contribution plans were approximately $1,545, $1,346 and $1,134 for the years ended December 31, 2008, 2007, and 2006, respectively.

During 2005, the Company adopted a nonqualified deferred compensation plan for certain employees and directors.  Under the terms of this plan, funds are withheld from the participant’s pre-tax earnings, a portion of which are matched by the Company, and are placed into a trust in which the use of the trust assets by the Company is restricted to future distributions to plan participants.  Distributions, as specified by the plan participants, are made upon the participants’ termination from the plan or over contractually defined pay dates ranging from less than one year to twelve years from December 31, 2008.  The assets of the trust primarily consist of mutual fund securities and are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy.  The Company applies the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.  Accordingly, the deferred compensation obligation has been classified as a liability and is adjusted, with a corresponding charge (or credit) to compensation cost, to reflect changes in the fair value of the amount owed to the employee. The Company consolidates the assets and liabilities related to the nonqualified deferred compensation plan into its consolidated financial statements.  At December 31, 2008 and 2007, the trust’s assets were $5,126 and $3,019 and the corresponding compensation liability, included in the long term portion of deferred compensation, was $5,107 and $3,000, respectively.

The Company classifies these investments as available-for-sale securities, with unrealized holding gains and losses reported net of tax in accumulated other comprehensive income (loss).  The following is a summary of the trust’s assets:

	December 31,
	2008	2007
Cost basis of investments	$5,612	$3,043
Gross unrealized holding gains	−	10
Gross unrealized holding losses	(486)	(34)
Aggregate fair value	$5,126	$3,019

During 2008, the Company’s gross realized gains and losses from its available-for-sale securities were $64 and $184, respectively, and were classified in other income, net.  Prior to the 2008, gross realized gains and losses from these investments were negligible.

In addition, the Company’s subsidiary located in the U.K. provides a voluntary retirement benefits plan for its employees.  Company-matching contributions to this plan were approximately $333, $370 and $334 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 14.    Accumulated Other Comprehensive Income (Loss)

The balances included in accumulated other comprehensive income (loss) were as follows:

	December 31,
	2008	2007
Foreign currency translation adjustments	$(710)	$3,781
Unrealized loss on available-for-sale securities, net of income taxes	(259)	(15)
Accumulated other comprehensive income (loss)	$(969)	$3,766

Note 15.    Discontinued Operations

During 2008, the Company concluded that the potential return on the investment for the NuVinci CVP project was not sufficient to continue development activities.  As a result, the Company sold certain tangible and intangible assets related to NuVinci to Fallbrook Technologies Inc. for a total of $6,103 ($4,151 paid in cash and an 8% promissory note in the principal amount of $1,952 which was paid in full on December 31, 2008).  As part of this decision, the Company recorded pre-tax charges of $1,911 during 2008 related to the exit from this project, including charges of (i) $1,020 for termination benefits, (ii) $469 for certain inventory deemed unusable by Fallbrook, (iii) $228 primarily related to the write-off of capitalized patent development costs, and (iv) $194 related to the disposal of certain fixed assets.  Net sales for the NuVinci CVP project were $752, $1,535 and $83 for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2006, the Company discontinued its Independent Aftermarket businesses. These businesses, which had incurred losses since their beginning, remanufactured engines and distributed non-OEM branded remanufactured engines and transmissions directly to independent transmission and general repair shops and certain aftermarket parts retailers.  The Company received proceeds of $2,051 for the sale of the Independent Aftermarket engine business and ceased the operations of the Independent Aftermarket transmission business, with the exception of contractual obligations for the warranty replacement for units sold prior to its closure.  During 2008 and 2007, the Company recorded pre-tax income of $53 and a pre-tax charge of $613, respectively, primarily related to the run-out of warranty claims on sales made prior to the closure of the Independent Aftermarket transmission business.  During 2006, the Company recorded a pre-tax charge of $13,261 related to the exit from these businesses including (i) $9,779 for the write-down of inventory to estimated net realizable value, (ii) $1,385 for the impairment of goodwill, (iii) $775 for the write-down of property, plant and equipment, (iv) $707 of severance costs, (v) $398 for the write-down of accounts receivable, and (vi) $217 of other costs primarily related to a settlement with a customer.

Net sales for the Independent Aftermarket businesses were $8,030 for the year ended December 31, 2006.  As of December 31, 2008 and 2007, the current liabilities of the discontinued Independent Aftermarket businesses were primarily related to a warranty accrual to service the run-out of warranty claims on sales made prior to the closure of the transmission business.

During 2004, GM resourced its remanufactured transmission program from the Company’s facility located in Gastonia, North Carolina, and correspondingly, the Company closed this facility.  Upon the closure of the facility in the fourth quarter of 2004, the operations of this operating unit within the Company’s Drivetrain segment were reclassified as discontinued operations.  In connection with the Gastonia facility closure, the Company recorded a pre-tax charge of $28,773 during 2004.  During 2006, the Company recorded a charge of $44 (net of income taxes of $24), related to the closure of this operating unit.

In October 2000, the Company sold its ATC Distribution Group business unit (a distributor of remanufactured transmissions and related drivetrain components to independent aftermarket customers now owned by Transtar Industries, Inc.), classified the results of this business as part of discontinued operations, and recorded a pre-tax loss of $141,429 from the sale of this business.  During 2006 the Company recorded income of $60 (net of income taxes of $30) based upon updated information regarding obligations for certain costs related to the sale of this business.

Details of the loss recorded from discontinued operations are as follows:

	For the years ended December 31,
	2008	2007		2006
NuVinci:
Loss from sale and exit	$(1,911)	$	−	$	−
Operating loss	(2,418)		(11,689)		(6,422)
Loss before income taxes	(4,329)		(11,689)		(6,422)
Income tax benefit	1,818		4,548		2,505
Loss from Nuvinci project, net of income taxes	(2,511)		(7,141)		(3,917)

Independent Aftermarket:
Gain (loss) from closure and sale of businesses	46		(266)		(13,261)
Operating income (loss)	7		(355)		(1,576)
Non-operating income	−		8		143
Income (loss) before income taxes	53		(613)		(14,694)
Income tax (expense) benefit	(22)		239		4,960
Gain (loss) from Independent Aftermarket, net of income taxes	31		(374)		(9,734)

Gastonia Operations:
Other costs and expenses	−		−		(68)
Loss before income taxes	−		−		(68)
Income tax benefit	−		−		24
Loss from Gastonia operations, net of income taxes	−		−		(44)

ATC Distribution Group:
Income before income taxes	−		−		90
Income tax expense	−		−		(30)
Gain from ATC Distribution Group, net of income taxes	−		−		60

Loss from discontinued operations, net of income taxes	$(2,480)		$(7,515)		$(13,635)

Details of assets and liabilities of discontinued operations are as follows:

	December 31,
	2008	2007
Assets:
NuVinci:
Accounts receivable	$52	$476
Inventory	−	1,601
Prepaid and other assets	−	331
Property, plant and equipment, net	−	4,525
Intangible assets, net	−	681
Total assets of discontinued operations	$52	$7,614

Liabilities:
NuVinci:
Current liabilities	$363	$506
Independent Aftermarket:
Current liabilities	90	283
Total liabilities of discontinued operations	$453	$789

Note 16.    Commitments and Contingencies

The Company leases certain facilities and equipment under various operating lease agreements, which expire on various dates through 2019.  Facility leases that expire generally are expected to be renewed or replaced by other leases.  Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

For the years ended December 31,	Operating Leases

2009	$7,291
2010	3,685
2011	2,649
2012	2,439
2013	2,129
2014 and thereafter	3,029
Total minimum lease payments	$21,222

Rent expense for all operating leases approximated $10,892, $9,245 and $8,805 for the years ended December 31, 2008, 2007 and 2006, respectively.  The Company has several operating leases that expire in 2009 and 2010 with rental commitments of $4,190 in 2009 and $724 in 2010.  The Company expects to renew most of these leases with the exception of the lease for the Springfield, Missouri facility, which has a 2009 rental commitment of $568 and is being closed in 2009 (see Note 18 - Exit, Disposal, Certain Severance and Other Charges).  The foregoing table does not reflect the expected renewal of the expiring leases.

From time to time, the Company has been, and currently is, involved in various legal claims arising in connection with its business.  While the results of these claims cannot be predicted with certainty, as of December 31, 2008, there were no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s consolidated financial statements.

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

In connection with the sale of the ATC Distribution Group, a former segment of the Company’s business was discontinued and sold during 2000 (the "DG Sale") and now owned by Transtar Industries, Inc., the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company's indemnification of the buyer against (i) environmental liability at former ATC Distribution Group facilities that had been closed prior to the DG Sale, including former manufacturing facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the ATC Distribution Group relating to periods prior to the DG Sale,  subject to an $850 deductible ($100 in the case of the closed facilities) and a $12,000 cap (except with respect to closed facilities) and (iii) any tax liability of the ATC Distribution Group relating to periods prior to the DG Sale.

Note 17.    Segment Information

Within the Company, financial performance is measured by lines of business.  The Company aggregates certain of its operating units to form two reportable segments: the Logistics segment and the Drivetrain segment.  The Logistics segment provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. The principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T, TomTom, Nokia, LG, T-Mobile, TiVo, SonyEricsson, GM and Delphi.  The Drivetrain segment primarily sells remanufactured transmissions to Ford, Honda, Allison, Chrysler, GM and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines primarily to certain OEMs in Europe. The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

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

Financial information relating to the Company’s reportable segments and a reconciliation to the consolidated financial statements are as follows as of and for the years ended December 31:

	Logistics	Drivetrain	Corporate		Discontinued Assets		Consolidated
2008:
Net sales from external customers	$353,416	$177,144	$	−	$	−	$530,560
Depreciation and amortization expense	6,454	8,114		−		−	14,568
Impairment of goodwill	−	79,146		−		−	79,146
Exit, disposal, certain severance and other charges	269	10,741		−		−	11,010
Operating income (loss)	56,234	(81,291)		−		−	(25,057)
Total assets	124,959	129,952		27,379		52	282,342
Goodwill	16,238	36,991		−		−	53,229
Expenditures of long-lived assets, net	7,747	2,942		643		−	11,332

2007:
Net sales from external customers	$293,917	$235,254	$	−	$	−	$529,171
Depreciation and amortization expense	5,643	9,230		−		−	14,873
Exit, disposal, certain severance and other charges (credits)	(17)	3,390		−		−	3,373
Operating income	45,038	29,748		−		−	74,786
Total assets	96,688	232,641		52,431		7,614	389,374
Goodwill	16,238	116,137		−		−	132,375
Expenditures of long-lived assets, net	9,848	9,388		138		−	19,374

2006:
Net sales from external customers	$263,405	$234,486	$	−	$	−	$497,891
Depreciation and amortization expense	5,455	8,258		−		−	13,713
Impairment of goodwill	2,870	11,722		−		−	14,592
Exit, disposal, certain severance and other charges	459	1,479		−		−	1,938
Operating income	24,392	15,398		−		−	39,790
Total assets	90,604	233,849		17,877		3,347	345,677
Goodwill	16,238	116,137		−		−	132,375
Expenditures of long-lived assets	5,871	4,658		107		−	10,636

Geographic information for revenues, determined by destination of sale and long-lived assets, determined by the location of the Company’s facilities is as follows:

	As of and for the
	Years ended December 31,
	2008	2007	2006
Net sales:
United States	$508,380	$502,048	$471,430
Europe and Canada	22,180	27,123	26,461
Consolidated net sales	$530,560	$529,171	$497,891

Long-lived assets:
United States	$110,547	$190,357	$183,207
Europe	2,014	2,954	3,528
Assets of discontinued operations	−	5,206	2,112
Consolidated long-lived assets	$112,561	$198,517	$188,847

During the year ended December 31, 2008, net sales from each of four customers amounted to 10 percent or more of the Company’s net sales.  For the years ended December 31, 2008, 2007 and 2006, sales to AT&T (Logistics segment) accounted for $226,994, $195,302 and $208,250, TomTom (Logistics segment) accounted for $73,420, $16,440 and $1,096, Ford (Drivetrain segment) accounted for $58,127, $75,922 and $68,710, and Honda (Drivetrain segment) accounted for $52,092, $83,040 and $77,630, respectively.

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

General Activities Relating to Exit, Disposal, Certain Severance and Other Charges:

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

In 2007, the Company recorded charges of $3,390 in its Drivetrain segment consisting of (i) $1,389 for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers (classified as cost of sales – products), (ii) $753 of severance and other costs primarily related to certain management upgrades and cost reduction activities, (iii) $675 of certain legal and other professional fees unrelated to ongoing operating activities of the segment, and (iv) $573 of costs primarily related to fixed asset disposals related to the exit from a leased facility, a change in the estimated useful life of certain fixed assets, and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers (classified as cost of sales – products).

Also in 2007, in the Logistics segment, the Company recorded a gain of $67 primarily related to the recovery of an insurance claim originating in 2003, partially offset by a charge of $50 related to a potential acquisition that the Company ultimately decided not to pursue.

In 2008, the Company recorded charges of $1,342 consisting of (i) $850 of termination benefits primarily related to cost reduction activities and the reorganization of certain management functions in the Drivetrain segment, (ii) $231 of termination benefits primarily related to cost reduction activities and the reorganization of certain functions within the Logistics segment’s information technology group, (iii)  $223 of certain legal and other professional fees unrelated to ongoing operating activities of the Drivetrain segment and, (iv) $38 of asset write-offs related to the wind-down of activities with a customer in the Logistics segment.

Facilities Consolidation Costs – Drivetrain Segment

During 2008, the Company’s Drivetrain customers and the supporting supply base experienced unprecedented distress due to the significant adverse changes in the North American vehicle industry due to the economic slowdown.  On December 9, 2008, the Company announced the restructuring of its North American Drivetrain operations, including the 2009 closure of its Springfield, Missouri automatic transmission remanufacturing facility and the consolidation of its operations into the existing Company-owned Drivetrain facility in Oklahoma City, Oklahoma.  The closure of the Springfield facility is another step in a series of cost-cutting moves that began in early 2008 and have continued throughout the year to streamline the North American Drivetrain business.  The decision to consolidate these remanufacturing plants was primarily driven by reduced customer volumes and the need for a comprehensive restructuring of the Drivetrain business to align its capacity with lower customer demand levels during this prolonged period of economic uncertainty.  The Company plans to move current production lines in stages, thereby continuing uninterrupted and seamless delivery of product to its customers, transferring all current Springfield production to Oklahoma City over the first six months of 2009, to coincide with the expiration of the Springfield facility lease at the end of 2009.

As a result of these restructuring activities, during the fourth quarter of 2008, the Company recorded $9,668 of exit, disposal, certain severance and other charges which included (i) $7,310 for the write-down of raw materials inventory due to the determination of excess quantities of raw materials on hand as a result of the recent decline in volume and the consolidation of facilities (classified as cost of sales – products), which includes the disposal of $6,598 of inventory, (ii) $1,896 of severance costs primarily for employees being terminated as part of the closure of the Springfield facility, (iii) $304 of costs related to fixed asset disposals (classified as cost of sales – products), and (iv) $158 of other plant consolidation costs.

Following is an analysis of the reserves related to this activity:

	Termination Benefits		Exit/Other Costs		Loss on Write-Down of Assets		Total
Total amount expected to be incurred		$3,846		$2,808		$8,364		$15,018
Total amount incurred to date		$1,896		$158		$7,614		$9,668

Reserve as of December 31, 2007	$	−	$	−	$	−	$	−
Provision 2008		1,896		158		7,614		9,668
Payments 2008		(418)		(128)		−		(546)
Asset write-offs		−		−		(6,598)		(6,598)
Reserve as of December 31, 2008		$1,478		$30		$1,016		$2,524

The balance in the loss on write-down of assets of $1,016 as of December 31, 2008, is included in inventory reserves.

Note 19.    Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
2008:
Net sales	$129,542	$135,622	$138,919	$126,477
Gross profit	32,260	29,057	31,348	21,934
Impairment of goodwill	–	–	–	79,146
Exit, disposal, certain severance and other charges	966	152	214	9,678
Income (loss) from continuing operations	11,085	8,960	10,164	(52,898)
Net income (loss)	8,573	8,994	10,162	(52,898)
Income (loss) from continuing operations per common share – basic	$0.51	$0.43	$0.49	$(2.66)
Income (loss) from continuing operations per common share – diluted	$0.50	$0.42	$0.48	$(2.66)

2007:
Net sales	$131,269	$130,357	$133,260	$134,285
Gross profit	32,230	34,193	34,862	36,156
Exit, disposal, certain severance and other charges	–	1,226	62	2,085
Income from continuing operations	11,611	11,638	12,848	11,025
Net income	9,674	10,072	10,741	9,120
Income from continuing operations per common share – basic	$0.54	$0.53	$0.59	$0.50
Income from continuing operations per common share –diluted	$0.53	$0.53	$0.58	$0.49
Due to the loss reported in the fourth quarter of 2008, the applicable per share calculations above exclude the antidilutive effect of stock options and Restricted Stock.  As a result, loss per share – basic is the same as loss per share – diluted during the fourth quarter of 2008.

In addition, due to (i) quarterly share count changes caused in part by the Company’s repurchases of common stock made during 2008 and its effect on the weighted average number of common shares outstanding, and (ii) the loss reported in the fourth quarter of 2008, the quarterly per share amounts in the table above do not add up to the total loss per share for the year ended December 31, 2008.

During the fourth quarter of 2008, the Company recorded (i) a goodwill impairment charge of $79,146 ($56,776 net of income taxes, which includes an income tax benefit of $412 from the revaluation of certain deferred tax assets primarily related to tax deductible goodwill) related to the North American Drivetrain segment operation, and (ii) exit, disposal, certain severance and other charges of $9,668 ($6,091 net of income taxes) related to the restructuring activities in the Drivetrain segment, including $7,614 of costs primarily related to the write-down of raw materials inventory, which are classified as cost of sales – products in the consolidated statement of operations.

Exit, disposal, certain severance and other charges include $713 and $1,249 of costs primarily related to the wind-down of activities with certain low-volume customers, classified as cost of sales – products in the consolidated statement of operations during the second and fourth quarters of 2007, respectively.

Note 20.    Subsequent Event

On February 10, 2009, the Company borrowed $70,000 in principal amount under the Credit Facility in order to increase its cash position to preserve financial flexibility in light of the current uncertainty in the credit markets.  The remaining undrawn capacity of the Credit Facility after giving effect to this borrowing and various outstanding letters of credit is $79,110.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(i)  Disclosure Controls and Procedures.

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(ii)    Internal Control Over Financial Reporting.

(a)  Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including the CEO and the CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control–Integrated Framework, management concluded that our internal control over financial reporting was effective at December 31, 2008.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following lists our executive officers and directors and their respective ages and positions as of December 31, 2008:

Name	Age	Positions
Donald T. Johnson, Jr.	56	Chairman of the Board and Chief Executive Officer(1)
Todd R. Peters	46	President and Chief Operating Officer(2)
Ashoka Achuthan	53	Vice President and Chief Financial Officer
John J. Machota	56	Vice President, Human Resources
John M. Pinkerton	51	Vice President and Chief Accounting Officer
Mary T. Ryan	55	Vice President, Communications and Investor Relations
Joseph Salamunovich	49	Vice President, General Counsel and Secretary
F. Antony Francis	59	President, ATC Logistics
Richard L. Stanley	52	President, ATC Drivetrain
Robert L. Evans	56	Director
Curtland E. Fields	57	Director
Dr. Michael J. Hartnett	63	Director
Michael D. Jordan	62	Lead Director(3)
S. Lawrence Prendergast	67	Director
Edward Stewart	66	Director(3)
_______________________
(1)	Mr. Johnson ceased to be Chief Executive Officer effective January 1, 2009, and will cease to be Chairman of the Board effective at the annual meeting of stockholders in June 2009.
(2)	Mr. Peters became President, Chief Executive Officer and a member of the Board of Directors effective January 1, 2009.
(3)	Mr. Stewart succeeded Mr. Jordan as Lead Director effective January 1, 2009.

Donald T. Johnson, Jr. joined us as President and Chief Operating Officer in January 2004.  In February 2004 Mr. Johnson became Chief Executive Officer, and became a member of the Board of Directors in May 2004 and Chairman of the Board in June 2005.  In May 2008 he ceased to be President and in January 2009 he ceased to be Chief Executive Officer.  Before joining us, Mr. Johnson was Global Director, Parts, Supply and Logistics for Ford Motor Company since 1999.  Prior to that, Mr. Johnson spent 26 years working for Caterpillar, Inc. and its subsidiaries, including serving as Vice President of Caterpillar Logistics Services, Inc. from 1992 until he joined Ford.  Mr. Johnson is lead director and chairman of the compensation committee of the board of directors of Accuride Corporation.  Mr. Johnson holds a B.A. in Management from the University of Illinois.

Todd R. Peters joined us as Vice President, Finance in March 2004 and was appointed Chief Financial Officer in May 2004.  He was appointed President and Chief Operating Officer in May 2008 and became President, Chief Executive Officer and a member of the Board of Directors in January 2009.  Before joining us, Mr. Peters served TriMas Corporation, a manufacturer of automotive accessories and industrial products, as Executive Vice President and Chief Financial Officer from 2002 to 2003 and as Vice President of Finance from 2001 to 2002.  From 1994 to 2001, he held various positions with Dana Corporation, a manufacturer in the automotive, commercial vehicle, and off-highway markets, including Global Working Capital Team Leader from 2000 to 2001, Director of Operations – Long Manufacturing from 1999 to 2000 and Vice President of Finance from 1994 to 1999.  Prior to that, Mr. Peters worked for Coopers & Lybrand for over eight years.  Mr. Peters holds a B.S. in Business Administration from Central Michigan University and is a certified public accountant.

Ashoka Achuthan, joined us as Vice President and Chief Financial Officer on December 8, 2008.  Prior to joining us, Mr. Achuthan served as Vice President and Chief Financial Officer of Cooper Power Systems, Inc. (a division of Cooper Industries) from 2005 to 2008.  Before that, he spent 25 years with Siemens AG in increasingly responsible financial positions, including serving as Executive Vice President and CFO of Siemens VDO Automotive Corporation from 2000 to 2005.  Mr. Achuthan holds an M.B.A. from Case Western Reserve University and is a member of the Institute of Chartered Accountants of India.

John J. Machota joined us as Vice President, Human Resources in 1997.  From 1996 to 1997, he was a self-employed human resources consultant.  Before that he spent ten years with Waste Management , Inc. in various human resources positions including Vice President, Compensation from 1995 to 1996 and Vice President, Human Resource Services from 1993 to 1995.  Mr. Machota holds an M.S. in Industrial Relations from Loyola University, Chicago.

John M. Pinkerton joined us as Manager, Planning and Analysis in 1999, became Corporate Controller in 2000 and became an executive officer in June 2005 when he was appointed Vice President and Controller.  In December 2008 Mr. Pinkerton became Vice President and Chief Accounting Officer.  Prior to joining us, he was an independent financial consultant during 1998 and prior to that he spent ten years with Grimes Aerospace Company, an international engineering, manufacturing and distribution company, where he held various financial analysis and planning related positions, including Director, Strategic Planning.  Mr. Pinkerton holds an M.B.A. from the University of Wisconsin-Milwaukee and is a certified public accountant (inactive).

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

F. Antony Francis joined us in July 2007 as Vice President and General Manager of OEM Services for our ATC Logistics business and became President of ATC Logistics in June 2008. Prior to joining us, Mr. Francis was President and Chief Operating Officer of Plan Express, Inc., a provider of construction document management, printing, and logistics solutions, from 2005.  From 2001 to 2002 and again from 2003 to 2005 Mr. Francis was with Commerce Chain Consulting, during portions of which time he served as interim Chief Executive Officer of MRM Fulfillment, Inc., a third party logistics provider, and acting Chief Operating Officer of NewRoads, Inc, a catalog and e-commerce fulfillment provider.  Between 2002 and 2003, he was Vice President of worldwide customer operations for Perkin Elmer’s Life and Analytical Sciences division.  From 1999 to 2001 Mr. Francis was Vice President of Global Operations of SciQuest.com, an e-commerce transaction market place for scientific products.  Between 1988 and 1999 Mr. Francis held increasingly responsible positions with Federal Express Corporation, including Vice President/General Manager, Europe, Middle East and Africa for FedEx’s Logistics, Electronic Commerce and Customer Services division.  Mr. Francis is a graduate of The City of London Polytechnic and is a Fellow of the Institute of Chartered Accountants in England and Wales.

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

Robert L. Evans became a director of ATC Technology Corporation in December 2004.  Since August 2006, Mr. Evans has served as President, Chief Executive Officer and a member of the Board of Directors of Churchill Downs Inc., a publicly held owner and operator of horse racing venues.  Previously, Mr. Evans was Managing Director of Symphony Technology Group (a strategic holding company that invests primarily in software and services firms) and a predecessor firm, the Valent Group, from 2001 until October 2004.  Prior to that, he was President and Chief Operating Officer of Aspect Development, Inc. from 1999 until its acquisition by i2 Technologies, Inc. in 2000, after which he served as Chief Operating Officer of i2 Technologies.  Mr. Evans was employed by Accenture (formerly Andersen Consulting) from 1993 to 1999, where he held a variety of positions, including Managing Partner of the Americas Supply Chain practice.  From 1990 to 1993 Mr. Evans served as Vice President, Customer Support (Parts & Service) for Mazda Motor of America, and between 1975 and 1990 he held various positions with Caterpillar Inc., including President of Caterpillar Logistics Services.  Mr. Evans serves on our Compensation and Nominating Committee.

Curtland E. Fields became a director of ATC Technology Corporation in December 2004.  Mr. Fields is President and Chief Executive Officer and a trustee of the Turrell Fund, a private foundation.  Prior to joining the Turrell Fund in 2003, Mr. Fields was employed by AT&T Corporation for over 30 years, serving most recently as President of the Consumer Transactions Services Group between 2000 and 2003, as President of the Consumer Markets Group (Central Region) from 1999 to 2000 and Vice President, Strategy and Marketing for the Business Markets Group from 1998 to 1999.  Prior to that he held other positions with AT&T including Financial Vice President for Investor Relations.  Mr. Fields is Chairman of our Compensation and Nominating Committee.

Dr. Michael J. Hartnett became a director of ATC Technology Corporation in 1994.  Since 1992, Dr. Hartnett has been President and Chief Executive Officer, and since 2005 has been Chairman of the Board, of RBC Bearings Incorporated, a publicly held manufacturer of ball and roller bearings.  Prior to joining RBC in 1990 as General Manager of its Industrial Tectonics subsidiary, he spent 18 years with The Torrington Company, a subsidiary of Ingersoll-Rand.  Dr. Hartnett serves on our Audit Committee.

Michael D. Jordan became a director of ATC Technology Corporation in May 2004 and served as Lead Director from June 2005 to January 2009.  Prior to retirement in 2001, he was employed by Ford Motor Company for over 30 years, serving most recently as President of Ford’s Automotive Consumer Services Group since 1997.  Prior to that he was President of the Ford Customer Service Division—Europe for three years.  Mr. Jordan serves on our Compensation and Nominating Committee.

S. Lawrence Prendergast became a director of ATC Technology Corporation in May 2004.  Between 1999 and his retirement in June 2005, he was Executive Vice President of Finance of LaBranche & Co. Inc., a New York Stock Exchange specialist firm.  Prior to that he spent over 30 years with AT&T Corporation, including serving as Chairman of the Board and Chief Executive Officer of AT&T Investment Management Corp. from 1997 to 1999 and as Vice President and Treasurer of AT&T Corporation for 14 years before that.  Mr. Prendergast is Chairman of our Audit Committee.

Edward Stewart became a director of ATC Technology Corporation in December 2004 and Lead Director in January 2009.  Prior to his retirement in 2002, he was employed by General Electric Company for 37 years, serving most recently as Executive Vice President of GE Capital and Chief Executive Officer of GE Card Services from 1997, and prior to that he was a Vice President of General Electric since 1991.  Mr. Stewart serves on our Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us.  Based solely on a review of the copies of the forms that we have received, we believe that all such forms required during 2008 were filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to our directors, executive officers and employees.  The code of ethics contains written standards that we believe are reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest, (ii) full, fair, accurate, timely and understandable disclosure in the reports that we file with or submit to the Securities and Exchange Commission and our other public communications, (iii) compliance with applicable governmental laws, rules and regulations, (iv) prompt internal reporting of violations of the code of ethics to an appropriate person, and (v) accountability for adherence to the code.

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

ITEM 11.    EXECUTIVE COMPENSATION

 Compensation Discussion and Analysis

Over the following pages, we discuss how our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and four other most highly compensated executive officers (our “Named Executive Officers” or “NEOs”) were compensated in 2008, and describe how this compensation fits into our executive compensation philosophy.

Company Performance and Effect of Recent Economic Volatility

During 2008, we faced many of the same challenges confronting all of American business as we had to deal with the unprecedented economic and financial conditions impacting the US economy and, more specifically, the automotive sector.  While our Logistics segment continued its steady year-over-year growth with revenue increasing by 20.2% during 2008, our Drivetrain segment was severely impacted by the economic distress being experienced by our automotive customers and saw annual revenues decrease by approximately 25% from their 2007 levels.  While our 2008 operating plans included significant cost reductions from lean and continuous improvement activities, both segments took additional actions throughout the year to further control costs in light of the changing economic environment.  To more closely reflect the declining sales of our North American automotive customers, we initiated a restructuring and consolidation of the Drivetrain segment and recorded charges of $9.7 million related to these activities.  Furthermore, the recent adverse changes in the North American automotive industry that have depressed the outlook and valuations for automotive-related businesses coupled with the significant changes in volumes from our North American automotive customers caused us to reassess the carrying value of the goodwill related to this business.  Based on our valuation work we recorded a goodwill impairment charge of $79.1 million.  As a result, we reported a loss from continuing operations per share for 2008 of $1.09 or adjusted earnings per share (“EPS”) of $1.91 excluding the goodwill impairment and restructuring charges.

Changes to Named Executive Officers During 2008

During 2008, several management changes occurred, predicated by the planned retirements of key executives.  Donald T. Johnson, Jr. announced his plans to retire at the conclusion of his current Board term in June 2009. As part of the Company’s leadership succession process, the Board appointed Todd R. Peters, who had been serving as Vice President and CFO, to President and Chief Operating Officer (“COO”) in May 2008 so that he could work more closely with Mr. Johnson on operational issues.  In July 2008, William L. Conley, Jr. retired as President of our Logistics segment and was succeeded by F. Antony Francis, who had been serving as Vice President and General Manager of our Logistics segment.  In December 2008 we hired Ashoka Achuthan to fill the CFO position vacated as a result of Mr. Peters’ promotion and also appointed John Pinkerton as Chief Accounting Officer (“CAO”).  To complete the leadership transition, Mr. Peters was promoted to President and CEO and elected to the Board of Directors as of January 1, 2009, with Mr. Johnson retaining his Chairman position.

Overview of Compensation Program

Decisions about the compensation of our executive officers are made by the Compensation and Nominating Committee of our Board of Directors (the “Committee”), all the members of which are independent of management. The Committee is appointed by our Board of Directors and has responsibility for establishing, implementing and monitoring adherence with our compensation philosophy.  The Committee reviews with the CEO the performance and approves the compensation of all executive officers including the NEOs, conducts the annual performance appraisal of our CEO, and recommends to the Board the CEO compensation package including incentive compensation plans in which the CEO participates.  The Committee’s goal is that the total compensation paid to our executive officers is fair, reasonable and competitive.  The types of compensation and benefits provided to the NEOs are similar to those provided to other executive officers.

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

Our current executive compensation program consists of four basic elements:

•	base salary;
•	annual performance-based incentive compensation;
•	long-term incentive/equity-based awards; and
•	supplemental benefits.

Independent Compensation Consultant

The Committee periodically uses the services of an independent executive compensation consulting firm (the “independent compensation consultant”), currently Watson Wyatt Worldwide, which reports directly to the Committee and works with management on behalf of the Committee as the Committee determines is necessary. During 2008, the independent compensation consultant provided the Committee with relevant market data and alternatives to consider when making compensation decisions for the CEO and the other executive officers. Additionally, the independent compensation consultant provided the Committee with input on executive compensation items such as executive employment agreements and change-in-control, along with providing market data on independent director compensation programs.

2008 Compensation

Competitive Benchmarking – Definition of Market

The Committee periodically reviews compensation data for comparable executive positions in the competitive market.  The independent compensation consultant assists with this analysis.  During 2008, the consultant provided competitive compensation analysis relating to the CEO position that the Committee and the Board used to establish the 2009 compensation level for our new CEO.  Additionally, the independent compensation consultant conducted and provided similar compensation data for all other executive officers, which was to be used in the 2009 compensation review process.

For purposes of competitive market analysis, the Committee reviews market data for comparable executive positions as provided by the independent compensation consultant.  For purposes of executive compensation benchmarking, our executive officers are matched based on job functions and responsibilities.  During 2008, we compared compensation at similarly sized companies in general industry (the “comparator group”) as we feel this is the industry segment in which we compete for executive talent, especially in light of the increasing importance of our Logistics segment.  All compensation data is size-adjusted to reflect our business size.

In addition to reviewing general market data for the purpose of evaluating the CEO’s total compensation, the Committee also reviewed market data for specific logistics and manufacturing companies representing our business mix.  This group of companies was originally selected and is modified from time to time with assistance from the independent compensation consultant.  The 2008 peer group is slightly different than the 2007 group, with increased emphasis on logistics businesses, reflecting the growing importance of our Logistics segment to the Company.  The named companies used for benchmarking in 2008 include:

• Accuride Corporation	• Landstar System, Inc.
• Brightpoint, Inc.	• LKQ Corporation
• Dorman Products, Inc.	• ModusLink Global Solutions, Inc.
• Dynamex, Inc.	• Pacer International, Inc.
• Forward Air Corporation	• Park-Ohio Holdings Corp.
• Fuel Systems Solutions, Inc.	• Proliance International, Inc.
• Gentex Corporation	• Standard Motor Products, Inc.
• Hawk CP CLA	• Stoneridge, Inc.
• Hub Group, Inc.	• UTi Worldwide, Inc.
• InfoSonics Corporation	• Velocity Express Corporation

Competitive Compensation Objectives

Our executive compensation is based on a pay-for-performance philosophy, emphasizing performance against measures that historically have correlated with increases in stockholder value.  It is the policy of the Committee to set compensation targets for fixed pay (base salary and benefits) at approximately the 50th percentile of the market as defined by the comparator group, while variable compensation is targeted at the 50th percentile for annual incentives and the 75th percentile for long-term incentives.

We believe that in order to emphasize a long-term perspective directly tied to stockholder value, a significant portion of the executive’s compensation should be in the form of incentive awards and long-term equity awards, or “pay-at-risk.”  The percentage of pay-at-risk increases as the level of business responsibility increases. This provides additional upside potential and downside risk for senior positions, recognizing that these roles have greater influence on our overall performance.

The 2008 mix of total compensation for the NEOs is described in the table below.  Variable compensation represents 79% of CEO total target compensation, and between 50%-70% of total target compensation for all other NEOs.  The Committee believes this compensation structure aligns the financial interests of the NEOs and other executive officers with the interests of our stockholders because it rewards management for the achievement of long-term financial results and stockholder value creation.

Name	Base Salary	Annual Incentive Target	Long-Term Incentive Target	Total
Donald T. Johnson, Jr.	21%	18%	61%	100%
Todd R. Peters	31%	23%	46%	100%
Ashoka Achuthan	35%	21%	44%	100%
F. Antony Francis	35%	21%	44%	100%
John M. Pinkerton	46%	20%	34%	100%
Richard L. Stanley	35%	21%	44%	100%

The Base Salary percentage included in the table above was calculated using the amounts disclosed in the Summary Compensation Table appearing below.  The Annual Incentive Target and Long-Term Incentive Target percentages were calculated using amounts disclosed in the Grants of Plan-Based Awards Table appearing below.  The elements of our executive compensation program are described in more detail below.

Base Salary

We provide NEOs and other executive officers with a base salary to compensate them for services rendered during the fiscal year.  For each position, the Committee establishes a base salary range that takes into consideration the position and its responsibility, level of experience and knowledge, the market data on salaries, internal comparability, individual performance, and recommendations provided by the independent compensation consultant. Within that range a specific base salary is then determined.  It is our policy to provide a base salary for a given position that is between 75% and 125% of the market value established for that position.

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

For 2008, the Committee recommended and the Board concurred that Mr. Johnson’s base salary be maintained at its 2007 level of $560,000.  The Committee based this decision on its evaluation of compensation data provided by the independent compensation consultant showing that Mr. Johnson’s salary was reflective of the competitive market.  The average salary increase granted as of January 1, 2008 for the other executive officers, excluding Antony Francis and John Pinkerton, was 3.4%, which closely reflected the average salary movement within the comparator group.  Messrs. Peters, Francis and Pinkerton received promotional increases during the course of 2008, commensurate with their new responsibilities, and are noted in the footnotes to the Summary Compensation Table appearing below.

With his appointment as CEO, effective January 1, 2009, Mr. Peters and the Board agreed to a new employment agreement that set Mr. Peters’ base salary at $450,000 based on his experience and competitive market data.  Future increases, if any, for Mr. Peters will be based on the Board’s assessment of his performance and competitive compensation data.

While we would have recommended 2009 merit increases and salary adjustments for the other executive officers during the December 2008 Committee meeting, we decided to freeze base salaries at 2008 levels until more is known about the impact of the current economic environment on our businesses.

Performance-Based Incentive Compensation

We provide annual incentive opportunities through our Management Incentive Compensation Plan (the “IC Plan”), which rewards executive officers and other senior management for the achievement of annual financial results.  We believe this focuses the executives on achieving annual financial goals that are indicative of improved year-over-year performance.  The IC Plan constitutes at-risk compensation that is tied to business results.  All of the performance measures in the IC Plan reflect our business strategy and key financial metrics that we believe will drive stockholder value while rewarding the executive officers for exceptional individual and corporate performance.  Furthermore, under the terms of the IC Plan, the Committee (or the Board in the case of the CEO) has the discretion to evaluate the business results and exercise judgment to determine the appropriate incentive payments.

Performance Measures.  We believe EPS and earnings before interest and taxes (“EBIT”) are key indicators of financial performance.  Therefore, the primary corporate financial measure in the IC Plan for 2008 was EPS while EBIT served as the primary financial metric for the business segment leadership.   Corporate officer positions are measured entirely on EPS while business segment leadership is measured 70% on such segment’s EBIT and 30% on EPS.  For business segment leadership, we believe this weighting provides the appropriate incentive to drive business segment performance.  For each of these metrics, a minimum performance level must be achieved before any payment can be made for that metric.  For 2008, the threshold levels were as follows:

•	EPS – 93% of target
•	EBIT – 85% of target (both Drivetrain and Logistics)

In addition, we believe all employees must be fully committed to customer quality and service.  Therefore, the IC Plan includes a “quality and service” component pursuant to which the Committee may reduce plan awards by up to 20% if we or a business segment do not achieve established quality and service objectives.  The quality and service objectives include items such as service levels required by customer contracts, failure rates and warranty costs, and are reviewed regularly by the CEO with the appropriate business team.  At the conclusion of the year, the Committee (or the Board of Directors in the case of the CEO) reviews the quality and service performance and, based on the recommendations from the CEO (or the Committee in the case of the CEO), determines whether any bonus reduction is to be implemented.

Target Award Opportunities.  The target awards under the IC Plan have been established based on recommendations from the independent compensation consultant to reflect the 50th percentile of annual target incentive awards for similar positions within the market.  For 2008, the target incentive award was 90% of base salary for the CEO, 75% of base salary for the COO, and 45% to 60% of base salary for the other NEOs, in each case with a minimum “cut-off” award equal to 25% of the target award and a maximum “stretch” award equal to 300% of the target award.

Actual 2008 results. The financial performance targets and results for 2008 were as follows:

Financial Measure	2008 IC Goal	2008 Actual Results	2008 Adjusted Results(1)
Corporate EPS	$1.86	$(1.09)	$1.91
Drivetrain EBIT(2)	$28.6 million	$(81.3) million	$7.5 million
Logistics EBIT(2)	$49.8 million	$56.2 million	$56.2 million
_______________________
(1)	Excludes $88.8 million of restructuring and goodwill impairment charges incurred in the Drivetrain segment.
(2)	EBIT is the operating income (loss) for the segment.

The Company’s reported loss from continuing operations per share of $1.09 for 2008 included (i) $9.7 million of restructuring charges in our Drivetrain segment and (ii) $79.1 million of goodwill impairment charge based on a revaluation of goodwill related to the Drivetrain business.  These charges are directly related to the economic conditions faced by our automotive customers and are considered by the Committee and the Board not to be indicative of normal operations.  As noted in the table above, if these charges were excluded, the Company achieved adjusted EPS from continuing operations of $1.91, which exceeded the $1.86 performance target for the IC Plan.  The Committee and the Board believe that the adjusted results are a more accurate reflection of the Company’s 2008 performance.

In addition to the adjusted EPS, other management achievements in 2008 included completion of a $50 million stock repurchase program, ending the year with approximately $17.2 million in cash and cash equivalents, and Logistics segment growth of 20.2% over 2007.

In light of the various actions taken by Management during 2008 to achieve the adjusted EPS of $1.91 and the other 2008 achievements, the Committee determined that it was appropriate to provide a bonus award for the EPS component.  Accordingly, the Committee (or the Board of Directors in the case of the CEO) approved an incentive payment equal to 70% of target award for the EPS component.  In the judgment of the Committee and the Board, this payment reflects the appropriate incentive reward for the strong operating results and the strategic decisions made to reposition the business.  As a result, 2008 IC Plan payments to the NEOs were as follows:

Name	Payout Related to Adjusted EPS	Payout Related to Drivetrain EBIT	PayoutRelated to Logistics EBIT	Total 2008 Payout under the IC Plan
Donald T. Johnson, Jr.	$352,800	NA	NA	$352,800
Todd R. Peters	$176,158	NA	NA	$176,158
Ashoka Achuthan	NA	NA	NA	NA
F. Antony Francis	$27,953	NA	$128,174	$156,127
John M. Pinkerton	$98,507	NA	NA	$98,507
Richard L. Stanley	$42,210	$0	NA	$42,210

There were no discretionary adjustments to the bonus amounts made during 2008 for quality and service performance.

Long-Term Incentives

Our long-term incentive program is a key element of our total compensation program.  Long-term incentives are the largest component of variable compensation and provide the strongest tie to long-term stockholder value by linking a significant portion of executive compensation directly to stock price performance.  Our long-term incentive plan (“LTIP”), which was approved and implemented in 2007, includes a stock component (both options and restricted stock) and a cash component that rewards management for achieving specific financial targets over a three-year performance period.

LTIP Award Opportunities.  The target LTIP incentive opportunities have been established based on the independent compensation consultant’s review of the comparator group’s long-term incentive practices and our compensation philosophy described above.  For 2008, the economic value of the total LTIP incentive award was set at 300% of salary for the CEO, 150% of salary for the COO, 125% of salary for the CFO and business segment Presidents, and 75% of salary for the Vice President and CAO.  These award sizes are consistent with the 75th percentile of LTIP awards within the competitive marketplace.

The current value mix in the LTIP provides approximately 70% of the value through the stock component and 30% of the value through the cash component.  Each of these components is discussed in more detail below, and the Grants of Plan-Based Award Table appearing below contains the long-term awards for each of the NEOs.

Stock Options.  Stock options reward management for increases in our stock price above the price at the time the options are granted and thus provide a direct link to stockholder value creation.  The annual awards of stock options for 2008 for the NEOs, other than Messrs. Johnson and Achuthan, took place at the Committee’s regularly scheduled meeting on June 3, 2008.  These stock options have an exercise price of $22.02.  Mr. Johnson’s grant was approved by the Board on February 6, 2008, concurrent with the signing of his new employment agreement and his options have an exercise price of $24.19.  The Committee granted options to Mr. Achuthan at the time of his hiring on December 8, 2008 with an exercise price of $16.98.  In each of these cases the exercise price was equal to the closing stock price on the date of grant.  The Committee and the Board have never granted options with an exercise price that is less than the closing price of our common stock on the grant date, nor have they granted options that are priced on a date other than the grant date.  Since the end of 1998, we have maintained a policy against repricing stock options without stockholder approval.  All awards of stock options require approval of the Committee (or the Board of Directors in the case of an award to the CEO).

All stock option grants are granted in the form of nonqualified stock options and vest at the rate of 33.3% per year over the first three years of the ten-year option term.  In the case of NEOs other than Mr. Johnson, vesting rights cease in connection with termination of employment except in the case of the NEO’s death, disability or termination without cause within 18 months after a change in control, in which cases vesting is accelerated.  For Mr. Johnson, vesting may continue post-employment pursuant to a provision of his employment agreement that provides for continued vesting  under certain circumstances.  See “Potential Payments Upon Termination or Change-In-Control” below.

Restricted Stock.  Restricted stock grants build executive stock ownership and focus executives on long-term company performance.  Furthermore, awards of restricted stock are consistent with current market practice.  Restricted shares were granted to the NEOs, other than Messrs. Johnson and Achuthan, on June 3, 2008 when the stock price was $22.02.  These restricted stock awards are nontransferable and will vest at the rate of 33.3% per year.  Mr. Johnson, in conjunction with the signing of his new employment agreement, was granted a restricted stock award on February 6, 2008 when the stock price was $24.19.  On December 8, 2008, when the stock price was $16.98, the Compensation Committee granted Mr. Achuthan a restricted stock award based upon his employment and Mr. Pinkerton a restricted stock award in recognition of his appointment as CAO.  All restricted stock awards have voting and dividend rights (although we do not pay dividends).  Awards of all restricted stock require approval of the Committee (or the Board of Directors in the case of an award to the CEO).

It is the Committee’s intent to generally grant stock awards at approximately the same time each year – at the time of our annual meeting, which typically takes place in late May or early June.    We do not have a formal policy with regards to the timing of stock option or restricted stock grants and the release of material non-public information.

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

The financial performance metrics for the 2006-2008 LTIP performance period and the 2008-2010 LTIP performance period (we do not have a cash component of the LTIP with respect to 2007-2009) are compounded annual growth rate (“CAGR”) for both revenue and operating income, and return on invested capital (“ROIC”).  These three financial metrics all have equal weight.  These metrics were selected because we believe that they are key indicators and drivers of long-term stockholder value.  Utilizing the same approach as the annual plan, corporate officer positions are measured entirely on Company results while business segment leadership is measured 70% on such segment’s results and 30% on Company results.

Actual results for the 2006-2008 Performance Period. The financial performance targets and results for the three years ended 2008 were as follows:

Financial Measure	3-Year Goal	3-Year Actual
ATC
CAGR – Revenue	12.4%	8.1%
CAGR – Net Income	12.9%	-164.9%
ROIC	16.1%	-7.0%
Drivetrain
CAGR – Revenue	4.8%	-12.7%
CAGR – Net Income	3.5%	-225.5%
ROIC	11.8%	-42.0%
Logistics
CAGR – Revenue	23.5%	31.9%
CAGR – Net Income	28.2%	46.8%
ROIC	26.1%	36.0%

Based on three-year financial results, the LTIP 2006-2008 performance period payments to the NEOs were as follows:

Name	Payout Related to Corporate Results	Payout Related to Drivetrain Results	Payout Related to Logistics Results	Total 2008 Payout for the 2006-2008 LTIP Performance Period
Donald T. Johnson, Jr.	$0	NA	NA	$0
Todd R. Peters	$0	NA	NA	$0
Ashoka Achuthan	NA	NA	NA	NA
F. Antony Francis	$0	NA	$18,555	$18,555
John M. Pinkerton	$0	NA	NA	$0
Richard L. Stanley	$0	$0	NA	$0

Retirement and Other Benefits

Retirement Savings Plan and Deferral Plan

Unlike many of our competitors, we do not offer a defined benefit retirement plan.  Executive officers may participate in our Retirement Savings Plan, a tax-qualified 401(k) plan pursuant to which all our U.S.-based employees, including the NEOs, are able to contribute the lesser of (i) up to 75% of their annual compensation (salary and bonus) or (ii) the limit prescribed by the Internal Revenue Service.  We match 50% on the first 6% of compensation that is contributed by an employee to the plan.  However, due to the legal contribution limits on defined contribution retirement plans, the actual benefit to executive officers under the plan is severely limited.  All employee contributions are fully vested upon contribution, while the matching contribution vests at the rate of 20% per year from the date of hire.

To provide somewhat more competitive retirement benefits, we offer our executive officers and other selected U.S.-based employees the opportunity to participate in a nonqualified deferred compensation plan.  Under this plan, key employees are eligible to defer up to 75% of annual base salary and 100% of annual cash incentive compensation and/or commission awards.  For 2008, the Committee (and the Board of Directors in the case of the CEO) approved a matching contribution of 50% of the first 10% of base salary deferred during the year.  The matching contribution vests at the rate of 20% per year from the date of hire and is in addition to any matching contributions the NEO receives under our Retirement Savings Plan.  Outside directors are also eligible to defer up to 100% of their annual retainer but without a matching contribution.

All of the compensation associated with these plans for 2008 is included in the “Other Compensation” column of the Summary Compensation Table appearing below.

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

Each executive officer, other than the CEO, also receives an annual allowance equal to 2% of base salary for expenses related to financial counseling, tax and legal services, club dues, home office and the like.  Our former CEO received $20,000 annually while our new CEO receives an annual allowance equal to 3% of base salary for such expenses.  This flexible structure enables executives to select benefits based on their individual circumstances, thereby raising the perceived value of the program.

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

All of the compensation to the NEOs associated with these perquisites and other personal benefits for 2008 is included in the “Other Compensation” column of the Summary Compensation Table appearing below.

Executive Compensation Employment Agreements

We have entered into written employment agreements with each of our executive officers, which provide for various benefits, including severance payable under certain circumstances.  These employment agreements are designed to promote stability and continuity among our senior management team.  For information regarding these agreements for the NEOs, see “Summary Compensation Table” and “Potential Payments Upon Termination or Change-in-Control” appearing below.

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

Summary Compensation Table

The following table sets forth the compensation for 2006, 2007 and 2008, for services to us in all capacities, of the NEOs:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)	(i)		(j)
Donald T. Johnson Jr. Chairman, and CEO	2008	$560,000	(3)	$0		$614,594	$536,113	$352,800		$0	$82,327	(4)	$2,145,834
	2007	$560,000	(5)	$0		$618,324	$501,860	$1,512,000	(6)	$0	$79,443	(7)	$3,271,627
	2006	$535,000	(5)	$0		$330,557	$281,421	$0		$0	$66,178	(8)	$1,213,156
Todd R. Peters President and COO	2008	$366,377	(9)	$0		$163,059	$157,872	$176,158		$0	$19,011	(10)	$882,477
	2007	$337,500		$0		$138,567	$120,864	$607,500		$0	$17,620	(11)	$1,222,051
	2006	$324,500		$0		$151,876	$125,404	$0		$0	$17,009	(12)	$618,789
Ashoka Achuthan Vice President and CFO	2008	$18,173	(13)	$75,000	(14)	$13,618	$6,797	$0		$0	$914	(15)	$114,502
F. Antony Francis President, ATC Logistics	2008	$252,123	(16)	$0		$91,456	$86,058	$174,682	(17)	$0	$343,918	(18)	$948,237
	2007	$108,461	(19)	$0		$15,509	$13,826	$127,924		$0	$168,493	(20)	$434,213
John M. Pinkerton Vice President and CAO	2008	$247,459	(21)	$0		$66,160	$58,396	$98,507		$0	$36,144	(22)	$506,666
	2007	$219,373	(23)	$0		$61,013	$51,674	$296,595		$0	$33,286	(24)	$661,941
	2006	$210,961	(23)	$0		$54,683	$35,640	$0		$0	$33,696	(25)	$334,980
Richard L. Stanley President, ATC Drivetrain	2008	$335,000	(26)	$0		$433,220	$178,630	$42,210		$0	$41,718	(27)	$1,030,778
	2007	$162,346	(28)	$50,000		$247,907	$82,354	$118,181		$0	$52,510	(29)	$713,298
_______________________
(1)
See Item 8. "Consolidated Financial Statements and Supplementary Data - Note 2 - Stock-Based Compensation" for a description of the assumptions used in the computation of our stock and option award fair values.

(2)
Bonuses are paid under our annual and long-term (3-year) incentive compensation plans for a particular year/period if we achieve or exceed specified financial targets for the year/period, and are paid during the first quarter of the following year.

(3)	Mr. Johnson deferred 50% of his annual base salary pursuant to our executive deferred compensation plan.
(4)
Consists of $6,900 Company matching contribution under our 401(k) Plan, $28,000 Company matching contribution under our executive deferred compensation plan, $24,000 automobile allowance, $20,000 personal financial planning and club dues allowance, and $3,427 in Company-paid life insurance premiums.

(5)	Mr. Johnson deferred 75% of his annual base salary pursuant to our executive deferred compensation plan.
(6)	Mr. Johnson deferred 100% of this amount pursuant to our executive deferred compensation plan.
(7)
Consists of $4,200 Company matching contribution under our 401(k) Plan, $28,876 Company matching contribution under our executive deferred compensation plan, $24,000 automobile allowance, $18,939 in reimbursement for club dues and personal financial planning costs, and $3,427 in Company-paid life insurance premiums.

(8)
Consists of $6,442 Company matching contribution under our 401(k) Plan, $28,076 Company matching contribution under our executive deferred compensation plan, $20,000 automobile allowance, $10,700 in reimbursement for club dues and personal financial planning costs, and $960 in Company-paid life insurance premiums.

(9)
Mr. Peters' base salary was $344,500 for the period January 1, 2008 - May 12, 2008 while he served as Vice President and CFO.  Upon his promotion to President and COO on May 13, 2008, Mr. Peters' base salary was increased to $378,000.  Mr. Peters was promoted to President and CEO effective January 1, 2009 and his base salary was increased to $450,000.

(10)	Consists of $9,600 automobile allowance, $7,302 personal financial planning and club dues allowance, and $2,108 in Company-paid life insurance premiums.
(11)	Consists of $9,600 automobile allowance, $5,954 in reimbursement for club dues and financial planning costs, and $2,067 in Company-paid life insurance premiums.

(12)	Consists of $9,600 automobile allowance, $6,490 in reimbursement for club dues and financial planning costs, and $919 in Company-paid life insurance premiums.
(13)	Mr. Achuthan was hired December 8, 2008. Mr. Achuthan deferred 20% of this amount pursuant to our executive deferred compensation plan. His full year annual base salary is $315,000.
(14)	Mr. Achuthan deferred 75% of this amount pursuant to our executive deferred compensation plan.
(15)	Consists of $303 Company matching contribution under our executive deferred compensation plan, $369 automobile allowance, and $242 personal financial planning and club dues allowance.
(16)
Mr. Francis' base salary was $238,600 until July 15, 2008 when he was promoted to President of ATC Logistics and his base salary was increased to $270,000.  Mr. Francis deferred 3% of his 2008 base salary pursuant to our executive deferred compensation plan.

(17)
Consists of $156,127 payable under the Company's annual incentive compensation plan for 2008 and $18,555 payable under the Company's long-term incentive plan for the 2006-08 period.  Mr. Francis deferred 15% of his annual incentive bonus award pursuant to our executive deferred compensation plan.

(18)
Consists of $6,211 Company matching contribution under our 401(k) Plan, $3,762 Company matching contribution under our executive deferred compensation plan, $7,523 automobile allowance, $2,077 personal financial planning and club dues allowance, $999 in Company-paid life insurance premiums, and $323,347 in relocation-related costs.

(19)	Mr. Francis was hired July 2, 2007 and his full year annual base salary was $235,000.
(20)	Consists of $542 Company matching contribution under our 401(k) Plan, $2,769 automobile allowance, $160 in Company-paid life insurance premiums, and $145,438 in relocation-related costs.
(21)
Mr. Pinkerton's base salary was increased to $256,500, effective December 8, 2008 upon his appointment as Vice President and CAO.  Mr. Pinkerton deferred 10% of his 2008 base salary pursuant to our executive deferred compensation plan.

(22)
Consists of $6,900 Company matching contribution under our 401(k) Plan, $13,613 Company matching contribution under our executive deferred compensation plan, $9,600 automobile allowance, $4,620 personal financial planning and club dues allowance, and $1,412 in Company-paid life insurance premiums.

(23)	Mr. Pinkerton deferred 10% of his base salary pursuant to our executive deferred compensation plan.
(24)
Consists of $5,923 Company matching contribution under our 401(k) Plan, $12,023 Company matching contribution under our executive deferred compensation plan, $9,600 automobile allowance, $4,394 in reimbursement for club dues and personal financial planning costs, and $1,346 in Company-paid life insurance premiums.

(25)
Consists of $6,600 Company matching contribution under our 401(k) Plan, $12,433 Company matching contribution under our executive deferred compensation plan, $9,600 automobile allowance, $4,224 in reimbursement for club dues and personal financial planning costs, and $839 in Company-paid life insurance premiums.

(26)	Mr. Stanley deferred 10% of his base salary pursuant to our executive deferred compensation plan.
(27)
Consists of $5,285 Company matching contribution under our 401(k) Plan, $16,750 Company matching contribution under our executive deferred compensation plan, $6,958 personal financial planning and club dues allowance $2,050 in Company-paid life insurance premiums, and $10,675 in relocation-related costs.

(28)	Mr. Stanley was hired July 9, 2007. Mr. Stanley deferred 10% of this amount pursuant to our executive deferred compensation plan. His full year annual base salary was $335,000.
(29)
Consists of $1,392 Company matching contribution under our 401(k) Plan, $7,087 Company matching contribution under our executive deferred compensation plan $3,350 in reimbursement for club dues and personal financial planning costs, $2,050 in Company-paid life insurance premiums, and $38,632 in relocation costs.

We have a written employment agreement with each of our NEOs.  The agreement with Mr. Johnson expires at our annual meeting in June 2009 while the agreement with each of the other NEOs has a three-year term with unlimited automatic annual renewals.

Each agreement provides for a base salary, participation in our various incentive and benefit plans, and various perquisites, including an annual car allowance (for 2009: $10,126 for Mr. Johnson, $24,000 for Mr. Peters and $9,600 for other executive officers except for Mr. Stanley, who is provided a drive-audit vehicle), and reimbursement of the executive’s expenses for financial planning, club dues and similar matters (for 2009: capped at $8,438 for Mr. Johnson and a percentage of annual base salary for other executives (3% in the case of Mr. Peters and 2% in the case of other executive officers)).

Each agreement includes a noncompetition provision that runs for a specified period after the executive ceases to be employed by ATC Technology Corporation.  The period is 24 months in the case of Messrs. Johnson and Peters and 18 months in the case of the other executive officers.  Each agreement also contains a confidentiality provision and a provision that prohibits the executive officer from soliciting our employees for employment by other companies during a specified period after leaving the Company.

Each of the employment agreements provides for severance payments to the executive officer in certain circumstances.  See “Potential Payments Upon Termination or Change-in-Control” below.

Grants of Plan-Based Awards Table

The following table sets forth information regarding each grant of an award made in 2008 to the NEOs under our various incentive plans:

Name	Grant Date	Estimated Future Payouts under Non-equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Under- lying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards
		Threshold $	Target $	Maximum $		Threshold #	Target #	Maximum #
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)		(j)		(k)	(l)
Donald T. Johnson Jr., Chairman and CEO	January 1, 2008	$126,000	$504,000	$1,512,000	(1)
	January 1, 2008	$453,600	$504,000	$756,000	(2)
	February 6, 2008								22,231	(3)	-		-	$537,768
	February 6, 2008								-		71,275	(3)	$24.19	$478,369
Todd R. Peters President and COO	January 1, 2008	$62,925	$251,700	$755,100	(1)
	January 1, 2008	$288,900	$321,000	$481,500	(2)
	June 3, 2008								9,012	(4)	-		-	$198,444
	June 3, 2008								-		30,162	(3)	$22.02	$198,653
Ashoka Achuthan Vice President and CFO	December 8, 2008	$73,800	$82,000	$123,000	(2)
	December 8, 2008								20,000	(3)	-		-	$339,600
	December 8, 2008								-		30,000	(3)	$16.98	$168,819
F. Antony Francis President, ATC Logistics	January 1, 2008	$33,275	$133,100	$399,300	(1)
	January 1, 2008	$55,440	$61,600	$92,400	(2)
	June 3, 2008								5,364	(3)	-		-	$118,115
	June 3, 2008								-		17,953	(3)	$22.02	$118,242
John M. Pinkerton Vice President and CAO	January 1, 2008	$35,200	$140,800	$422,400	(1)
	January 1, 2008	$79,560	$88,400	$132,600	(2)
	June 3, 2008								2,748	(4)	-		-	$60,511
	June 3, 2008								-		9,196	(3)	$22.02	$60,567
	December 8, 2008								7,500	(4)	-		-	$127,350
Richard L. Stanley President, ATC Drivetrain	January 1, 2008	$50,250	$201,000	$603,000	(1)
	January 1, 2008	$113,040	$125,600	$188,400	(2)
	June 3, 2008								6,656	(3)	-		-	$146,565
	June 3, 2008								-		22,275	(3)	$22.02	$146,708
_______________________
(1)
Established under the annual Incentive Compensation Plan and payable if we achieve or exceed specified EPS and other financial targets for the year ended December 31, 2008 (provided that any bonus may be reduced by up to 20% if certain quality and service metrics are not achieved).   The amounts shown in column (c) reflect the minimum payments under the Incentive Compensation Plan, which are 25% of the target amounts shown in column (d).  The amounts shown in column (e) are 300% of such target amounts.  These amounts are based on the individual's current salary, position and eligibility period.  For 2009, the maximum payout has been reduced to 200% of such target amounts.

(2)
Established under the Long-Term (3-year) Incentive Compensation Plan and payable if we achieve or exceed specified financial targets (CAGR - Revenue, CAGR - EBIT, ROIC) for the three-year period ending December 31, 2010.   The amounts shown in column (c) reflect the minimum payments under the Long-Term Incentive Compensation Plan, which are 90% of the target amounts shown in column (d).  The amounts shown in column (e) are 150% of such target amounts.  These amounts are based on the individual's salary, position and eligibility period as of January 1, 2008 or hire date, whichever is later.

(3)	Awarded under the 2006 Stock Incentive Plan. No consideration was paid for the award.
(4)	Awarded under the 2004 Stock Incentive Plan. No consideration was paid for the award.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding unexercised stock options, unvested restricted stock, and equity incentive plan awards for each NEO outstanding as of December 31, 2008:

Name	Options Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
Donald T. Johnson, Jr.							48,081	(1)	$703,425
	108,146	0			$14.0000	01/02/14
	75,000	0			$15.8500	06/02/15
	37,500	18,750	(2)		$24.6900	06/01/16
	29,234	58,466	(3)		$20.8000	01/19/17
	0	71,275	(4)		$24.1900	02/06/18
Todd R. Peters							14,119	(5)	$206,561
	11,250	5,625	(2)		$24.6900	06/01/16
	5,196	10,392	(6)		$30.4400	06/05/17
	0	30,162	(7)		$22.0200	06/03/18
Ashoka Achuthan							20,000	(8)	$292,600
	0	30,000	(8)		$16.9800	12/08/18
F. Antony Francis							7,364	(9)	$107,735
	3,000	6,000	(10)		$31.6500	09/25/17
	0	17,953	(7)		$22.0200	06/03/18
John M. Pinkerton							12,449	(11)	$182,129
	2,667	0			$14.9000	05/12/14
	5,625	2,812	(2)		$24.6900	06/01/16
	2,030	4,060	(6)		$30.4400	06/05/17
	0	9,196	(7)		$22.0200	06/03/18
Richard L. Stanley							25,322	(12)	$370,461
	10,000	20,000	(13)		$30.1700	07/09/17
	0	22,275	(7)		$22.0200	06/03/18
_______________________
(1)	9,800 vested in January 2009; 7,411 vested in February 2009; 6,250 vest in June 2009; 9,800 vest in January 2010; 14,820 vest in equal installments in February 2010 and February 2011.
(2)	Vest in June 2009.
(3)	29,233 vested in January 2009; 29,233 vest in January 2010.
(4)	23,758 vested in February 2009; 47,516 vest in equal installments in February 2010 and February 2011.
(5)	6,495 vest in June 2009; 4,620 vest in June 2010; 3,040 vest in June 2011.
(6)	Vest in equal installments in June 2009 and June 2010.

(7)	Vest in equal installments in June 2009, June 2010 and June 2011.
(8)	Vest in equal installments in December 2009, December 2010 and December 2011.
(9)	2,000 vest in equal installments in September 2009 and September 2010; 5,364 vest in equal installments in June 2009, June 2010 and June 2011.
(10)	Vest in equal installments in September 2009 and September 2010.
(11)	2,485 vest in June 2009; 1,548 vest in June 2010; 916 vest in June 2011; 7,500 vest in equal installments in December 2009, December 2010 and December 2011.
(12)	18,666 vest in equal installments in July 2009 and July 2010; 6,656 vest in equal installments in June 2009, June 2010 and June 2011.
(13)	Vest in equal installments in July 2009 and July 2010.

Option Exercise and Stock Vesting Table

The following table sets forth information regarding the exercise of stock options and vesting of restricted stock in 2008 for the NEOs:

Name	Option Awards		Restricted Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized Upon Vesting ($)
(a)	(b)	(c)	(d)	(e)
Donald T. Johnson, Jr.	0	$0	24,383	$578,595
Todd R. Peters	0	$0	5,992	$134,815
Ashoka Achuthan	0	$0	0	$0
F. Antony Francis	0	$0	1,000	$23,000
John M. Pinkerton	0	$0	2,819	$63,268
Richard L. Stanley	0	$0	9,334	$214,215

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The following table sets forth information regarding the NEOs’ participation in our deferred compensation plan during 2008:

Name	Executive Contributions in Last FY ($)		Registrant Contributions in Last FY ($)(1)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)		(c)	(d)	(e)	(f)
Donald T. Johnson Jr.	$1,770,076	(4)	$28,000	$72,062	$0	$3,569,233
Todd R. Peters	$0		$0	$0	$0	$0
Ashoka Achuthan	$57,462	(5)	$303	$1,921	$0	$59,685
F. Antony Francis	$7,523	(5)	$3,762	$(2,393)	$0	$8,892
John M. Pinkerton	$24,604	(5)	$13,613 (6)	$(7,357)	$0	$86,664
Richard L. Stanley	$33,500	(5)	$16,750	$(15,860)	$0	$55,882
_______________________
(1)       All of these amounts are reported as "All Other Compensation" in the Summary Compensation Table.
(2)       In 2008, the Company provided a matching contribution of $0.50 on the first 10% of base salary deferred.
(3)       None of these amounts are reported as 2008 compensation in the Summary Compensation Table.

(4)	Includes $1,512,000 of 2007 compensation paid in 2008 and $258,076 of 2008 compensation as reported in the Summary Compensation Table.
(5)       Reported as 2008 compensation in the Summary Compensation Table.
(6)       Includes special Company contribution of $1,311 to replace a forfeited 401(k) Plan Company matching contribution.

Our nonqualified deferred compensation plan, which is designed to comply with the requirements of Section 409A of the Internal Revenue Code, enables our executive officers and directors to defer a portion of the cash compensation payable to them.  Officers may defer up to 75% of base salary and up to 100% of annual incentive bonus and/or commission awards, and directors may defer up to 100% of annual retainer.  The plan provides for a Company contribution of 50 cents for each dollar of the first 10% of base salary deferred by an officer.  Plan participants elect to invest contributions in assorted mutual funds available under the plan.  Distributions from the plan can be made in a lump sum payment or in annual payments over a period not to exceed 15 years.  “In-service” distributions (i.e., distributions made while the participant is still employed by us) may not be made prior to two years after the establishment of the in-service account in question.  “Post-separation” distributions (i.e., distributions made after the participant ceases to be employed by us) may not be made until six months after the separation.  A participant may also receive a one-time distribution of some or all of such participant’s deferred account in the event of financial hardship caused by certain “unforeseen emergencies” (as defined in the plan).

The following table shows the funds available under the deferred compensation plan and their annual rate of return for the year ended December 31, 2008, as reported by the administrator of the plan:

Name of Fund	Rate of Return	Name of Fund	Rate of Return
American Century Equity Income Adv. Fund	(20.25)%	Principal Investors Money Market R5 Fund	2.43%
American Funds EuroPacific Growth R3 Fund	(40.71)%	Jacobs Levy Equity Management MidCap Value II R5. Fund	(42.47)%
American Funds Growth Fund of America R3 Fund	(39.24)%	Principal Real Estate Investors Real Estate Securities R5 Fund	(32.73)%
Calvert Social Investment Bond A Fund	(5.03)%	Principal Global Investors SmallCap Blend R5 Fund	(36.80)%
Lord Abbett All Value P Fund	(28.84)%	Principal Global Investors SmallCap Value R5 Fund	(27.99)%
Principal Global Investors International Growth R5 Fund	(47.05)%	Russell LifePoints® Balanced Strategy E Fund	(29.92)%
Columbus Circle Investors LargeCap Growth R5 Fund	(42.96)%	Russell LifePoints® Equity Growth Strategy E Fund	(42.07)%
Principal Global Investors MidCap Blend R5 Fund	(33.92)%

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

The agreement that was in effect during 2008 with Mr. Johnson as CEO provided for severance equal to 24 months of base salary and 2.0 times his target bonus under our annual IC Plan, plus a prorated portion of any cash bonus under our LTIP, unless termination occurred within 18 months after a “change in control” (see below), in which case his severance would have equaled 36 months of base salary, 3.0 times his target bonus under our annual IC Plan, and a prorated portion of any cash bonuses under our annual IC Plan and our LTIP.  In connection with Mr. Johnson’s retirement as CEO on January 1, 2009, his 2008 agreement was cancelled and we entered into a new agreement with him that expires in June 2009.  The new agreement provides that if Mr. Johnson is terminated without cause, resigns for “good reason” (see below) or becomes disabled, he would receive severance of $1,120,000 (which represents two times his annualized salary for 2009).  Mr. Johnson will continue to be covered under our medical plan for a period of five years following the time he ceases to be Chairman.

Mr. Johnson’s unvested stock options and restricted stock as of the date he ceases to be Chairman will continue to vest according to their vesting schedules after the termination date under the following circumstances: (i) the expiration of his employment agreement in June 2009; (ii) his termination without cause (or resignation for good reason); (iii) his voluntary resignation if the Board determines that Mr. Johnson has provided an orderly transition to his successor; or (iv) his permanent disability.  If Mr. Johnson ceases to be Chairman due to his death, then all his unvested stock options and restricted stock would immediately vest.  If he voluntarily resigns without providing an orderly transition or is terminated for cause, then his stock options and restricted stock that are unvested as of the termination date would terminate.  His options that are vested on his termination date or that subsequently vest will be exercisable until the tenth anniversary of the date of their grant.

Mr. Johnson’s severance payments are subject to a tax “gross-up” of up to $5,000,000 to offset the “parachute” excise tax under Internal Revenue Code Section 4999 if a change in control occurs within 18 months prior to his termination date.

The agreement that was in effect during 2008 with Mr. Peters as COO provided for severance equal to 18 months of base salary and 1.5 times his target bonus under our annual IC Plan, plus a prorated portion of any cash bonus under our LTIP, unless termination occurred within 18 months after a change in control, in which case his severance would have equaled 24 months of base salary, 2.0 times his target bonus under our annual IC Plan, and a prorated portion of any cash bonuses under our annual IC Plan and our LTIP.  In connection with Mr. Peters’ promotion to CEO on January 1, 2009, his 2008 agreement was cancelled and we entered into a new agreement with him that runs for three years with automatic annual renewals thereafter.  The new agreement provides that if he is terminated without cause (which includes a resignation for good reason or our nonrenewal of the agreement), he would receive severance equal to 24 months of base salary and 2.0 times his target bonus under our annual IC Plan for the year in which the termination occurs.  If the termination occurs within 18 months after a change in control, then the severance would also include a prorated portion of the cash bonus that would be payable under our annual IC Plan and our LTIP.  The agreement contains a “modified” tax “gross-up” provision to offset the “parachute” excise tax under Internal Revenue Code Section 4999 if the aggregate of all parachute payments exceeds 320% of the “base amount” (as defined in Internal Revenue Code Section 280G).  Mr. Peters would continue to be covered under our medical plan for a period of two years following the termination date.

Severance is payable to any executive officer other than Messrs. Johnson and Peters if the officer is terminated without cause (which includes a resignation for good reason or our nonrenewal of the officer’s agreement).  Severance would equal 12 months of base salary (18 months for Mr. Achuthan) plus 1.0 times the target bonus under our annual IC Plan (1.5 times for Mr. Achuthan) for the year in which the termination date occurs.  If the termination date occurs within 18 months after a change in control, the executive officer would instead receive severance equal to 18 months of base salary (24 months for Mr. Achuthan), 1.5 times the target bonus under our annual IC Plan (2.0 times for Mr. Achuthan), and a prorated portion of any cash bonuses under our annual IC Plan and our LTIP.  The executive officer would continue to be covered under our medical plan during the severance period.

Severance payments to an executive officer would ordinarily be made over the severance period unless the termination date occurs within 18 months after a change in control, in which case the severance would generally be made in a single payment within ten days after the termination date.

If the employment of an executive officer (other than Mr. Johnson) terminates, all of his unvested stock options and shares of restricted stock would terminate on the termination date, unless either (i) a change in control has occurred within 18 months prior to the termination date or (ii) termination is due to the executive’s death or permanent disability, in which case all such unvested options and restricted stock would vest on the termination date.  Generally an executive will have 30 days after his or her termination date in which to exercise any stock options that vested on or before the executive’s termination date, except in the case of (x) termination without cause within 18 months after a change in control, or upon death or disability, in which case the executive (or his estate) would have one year from the termination date in which to exercise such vested options, or (y) retirement, in which case the executive (or his estate) would have the balance of the ten-year option term in which to exercise such vested options.

None of the executive employment agreements provides for any payments or benefits upon a change in control unless the executive’s employment terminates at the time of the change in control.

None of the executive employment agreements, other than those of Messrs. Johnson and Peters, provide for a tax “gross-up” to offset the “parachute” excise tax under Internal Revenue Code Section 4999.

It is a condition to receiving severance payments and benefits that the executive officer release us from all legal claims of any nature that he or she has or may have as of the termination date.

“Change in control” (CIC) occurs if (i) a reorganization, merger or consolidation of ATC Technology Corporation or sale of all or substantially all of our assets occurs unless after such transaction at least 85% of the total voting power of the entity surviving or resulting from such transaction is beneficially owned by persons who prior to the transaction beneficially owned 100% of the total voting power of ATC Technology Corporation, (ii) any stockholder (or group of stockholders) becomes the beneficial owner of more than 35% of the total voting power of ATC Technology Corporation, or (iii) during any 12-month period individuals who at the beginning of such 12-month period constituted our Board of Directors (together with any new directors whose election by such Board or whose nomination for election by our stockholders was approved by a vote of a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of our Board of Directors.

“Good reason” means (i) a material diminution in the executive officer’s compensation, authority or responsibilities that is not justified by the executive’s performance, or (ii) our material breach of the employment agreement, where such diminution or breach is not cured within 30 days after notice from the executive officer.

The following tables show the payments and benefits that the NEOs could receive in the event of certain termination events, based on their employment agreements as in effect on December 31, 2008:

	Donald T. Johnson Jr.

Executive Benefits and Payments Upon Termination	Voluntary Termination Without Board- approved Transition	Voluntary Termination With Board- approved Transition	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability
Compensation:
Severance Allowance	-	-	-	$2,128,000	$3,192,000	-	$2,128,000
Short-term Incentive
Earned Annual Incentive Award	$352,800	$352,800	$352,800	$352,800	$352,800	$352,800	$352,800
Long-term Incentives
3-year Incentive Award	-	$168,000	-	$168,000	$168,000	$168,000	$168,000
Stock Options(2)	-	-	-	-	-	-	-
Restricted Stock(3)	-	$703,425	-	$703,425	$703,425	$703,425	$703,425
Benefits and Perquisites:
Medical Plan Coverage(4)	$30,462	$30,462	-	$30,462	$30,462	-	$30,462
Life Insurance Proceeds	-	-	-	-	-	$1,680,000	-
Vested Portion of Company Match of Deferred Comp.	$80,573	$80,573	$80,573	$80,573	$100,719	$100,719	$100,719
Accrued Vacation Pay	$1,077	$1,077	$1,077	$1,077	$1,077	$1,077	$1,077
Outplacement Assistance	-	-	-	$25,000	$25,000	-	$25,000
280G Tax Gross Up	-	-	-	-	-	-	-
Total:	$464,912	$1,336,337	$434,450	$3,489,337	$4,573,483	$3,006,021	$3,509,483
_______________________
(1)  Includes resignation for good reason.
(2)
Unvested awards that either (a) continue to vest according to its terms or (b) accelerate upon the terminating event multiplied by (i) our closing stock price on December 31, 2008 minus (ii) the exercise price of such awards.

(3)  Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 31, 2008.
(4)  Estimated employer subsidy.

	Todd R. Peters

Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability
Compensation:
Severance Allowance	-	-	$992,250	$1,323,000	-	-
Short-term Incentive
Earned Annual Incentive Award	$176,158	$176,158	$176,158	$176,158	$176,158	$176,158
Long-term Incentives
3-year Incentive Award	-	-	-	$93,240	-	-
Stock Options(2)	-	-	-	-	-	-
Restricted Stock(3)	-	-	-	$206,561	$206,561	$206,561
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	$12,342	$12,342	-	-
Life Insurance Proceeds	-	-	-	-	$1,134,000	-
Vested Portion of Company Match of Deferred Comp.	-	-	-	-	-	-
Accrued Vacation Pay	$3,634	$3,634	$3,634	$3,634	$3,634	$3,634
Outplacement Assistance	-		$25,000	$25,000	-	-
280G Tax Gross Up	-	-	-	-	-	-
Total:	$179,792	$179,792	$1,209,384	$1,839,935	$1,520,353	$386,353
_______________________
(1)       Includes nonrenewal of agreement and resignation for good reason.
(2)	Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 31, 2008 minus (ii) the exercise price of such awards.
(3)       Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 31, 2008.
(4)       Estimated employer subsidy.

	Ashoka Achuthan

Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability
Compensation:
Severance Allowance	-	-	$756,000	$1,008,000	-	-
Short-term Incentive
Earned Annual Incentive Award	-	-	-	-	-	-
Long-term Incentives
3-year Incentive Award	-	-	-	$3,281	-	-
Stock Options(2)	-	-	-	-	-	-
Restricted Stock(3)	-	-	-	$292,600	$292,600	$292,600
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	$12,342	$16,456	-	-
Life Insurance Proceeds	-	-	-	-	-	-
Vested Portion of Company Match of Deferred Comp.	-	-	-	$313	$313	$313
Accrued Vacation Pay	-	-	-	-	-	-
Outplacement Assistance	-	-	$25,000	$25,000	-	-
280G Tax Gross Up	-	-	-	-	-	-
Total:	$0	$0	$793,342	$1,345,650	$292,913	$292,913
_______________________
(1)       Includes nonrenewal of agreement and resignation for good reason.
(2)       Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 31, 2008 minus (ii) the exercise price of such awards.
(3)       Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 31, 2008.
(4)       Estimated employer subsidy.

	F. Antony Francis

Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability
Compensation:
Severance Allowance	-	-	$432,000	$648,000	-	-
Short-term Incentive
Earned Annual Incentive Award	$181,298	$181,298	$181,298	$181,298	$181,298	$181,298
Long-term Incentives
3-year Incentive Award	-	-	-	$48,345	-	-
Stock Options(2)	-	-	-	-	-	-
Restricted Stock(3)	-	-	-	$107,735	$107,735	$107,735
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	$6,092	$9,139	-	-
Life Insurance Proceeds	-	-	-	-	$810,000	-
Vested Portion of Company Match of Deferred Comp.	$573	$573	$573	$2,866	$2,866	$2,866
Accrued Vacation Pay	$12,462	$12,462	$12,462	$12,462	$12,462	$12,462
Outplacement Assistance	-	-	$25,000	$25,000	-	-
280G Tax Gross Up	-	-	-	-	-	-
Total:	$194,333	$194,333	$657,426	$1,034,845	$1,114,361	$304,361
_______________________
(1)       Includes nonrenewal of agreement and resignation for good reason.
(2)	Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 31, 2008 minus (ii) the exercise price of such awards.
(3)       Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 31, 2008.
(4)       Estimated employer subsidy.

	John M. Pinkerton

Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability
Compensation:
Severance Allowance	-	-	$371,925	$557,888	-	-
Short-term Incentive
Earned Annual Incentive Award	$98,507	$98,507	$98,507	$98,507	$98,507	$98,507
Long-term Incentives
3-year Incentive Award	-	-	-	$41,875	-	-
Stock Options(2)	-	-	-	-	-	-
Restricted Stock(3)	-	-	-	$182,129	$182,129	$182,129
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	$8,228	$12,342	-	-
Life Insurance Proceeds	-	-	-	-	$769,500	-
Vested Portion of Company Match of Deferred Comp.	$42,175	$42,175	$42,175	$42,175	$42,175	$42,175
Accrued Vacation Pay	$887	$887	$887	$887	$887	$887
Outplacement Assistance	-	-	$25,000	$25,000	-	-
280G Tax Gross Up	-	-	-	-	-	-
Total:	$141,569	$141,569	$546,722	$960,803	$1,093,198	$323,698
_______________________
(1)       Includes nonrenewal of agreement and resignation for good reason.
(2)	Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 31, 2008 minus (ii) the exercise price of such awards.
(3)       Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 31, 2008.
(4)       Estimated employer subsidy.

	Richard L. Stanley

Executive Benefits and Payments Upon Termination	Voluntary Termination	For Cause Termination	Involuntary Termination Without Cause(1)	Involuntary Termination Without Cause Within 18 Months after CIC(1)	Death	Disability
Compensation:
Severance Allowance	-	-	$536,000	$804,000	-	-
Short-term Incentive
Earned Annual Incentive Award	$42,210	$42,210	$42,210	$42,210	$42,210	$42,210
Long-term Incentives
3-year Incentive Award	-	-	-	$17,288	-	-
Stock Options(2)	-	-	-	-	-	-
Restricted Stock(3)	-	-	-	$370,461	$370,461	$370,461
Benefits and Perquisites:
Medical Plan Coverage(4)	-	-	$6,092	$9,139	-	-
Life Insurance Proceeds	-	-	-	-	$1,005,000	-
Vested Portion of Company Match of Deferred Comp.	$3,725	$3,725	$3,725	$18,627	$18,627	$18,627
Accrued Vacation Pay	-	-	-	-	-	-
Outplacement Assistance	-	-	$25,000	$25,000	-	-
280G Tax Gross Up	-	-	-	-	-	-
Total:	$45,935	$45,935	$613,028	$1,286,724	$1,436,298	$431,298
_______________________
(1)       Includes nonrenewal of agreement and resignation for good reason.
(2)	Unvested awards that accelerate upon the terminating event multiplied by (i) our closing stock price on December 31, 2008 minus (ii) the exercise price of such awards.
(3)       Unvested awards that accelerate upon the terminating event multiplied by our closing stock price on December 31, 2008.
(4)       Estimated employer subsidy.

Compensation of Directors

The following table sets forth the compensation for 2008 for those persons who served as members of our Board of Directors during 2008 (other than the Chairman of the Board, whose compensation is included in the above tables as a named executive officer):

Name	Fees earned or paid in cash ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)		(c)		(d)		(e)	(f)	(g)	(h)
Robert L. Evans	$50,000	(2)	$50,191	(3)(4)	$59,936	(5)(6)	$0	$0	$0	$160,126
Curtland E. Fields	$50,000		$50,191	(3)(4)	$59,936	(5)(6)	$0	$0	$0	$160,126
Michael J. Hartnett	$50,000		$50,191	(3)(4)	$59,936	(5)(7)	$0	$0	$0	$160,126
Michael D. Jordan	$75,000	(2)	$50,191	(3)(4)	$59,936	(5)(6)	$0	$0	$0	$185,126
S. Lawrence Prendergast	$50,000		$50,191	(3)(4)	$59,936	(5)(6)	$0	$0	$0	$160,126
Edward Stewart	$75,000	(2)	$50,191	(3)(4)	$59,936	(5)(6)	$0	$0	$0	$185,126
_______________________
(1)
See Item 8. "Consolidated Financial Statements and Supplementary Data - Note 2 - Stock-Based Compensation" for a description of the assumptions used in the computation of our stock/option award fair values.

(2)	Entire 2008 cash retainer has been deferred in our Nonqualified Deferred Compensation Plan.
(3)	The grant date fair value of 2,000 shares of restricted stock granted in 2008 is $45,180.
(4)	As of December 31, 2008, the director held 3,833 shares of restricted stock.
(5)	The grant date fair value of 6,000 options to purchase common stock granted in 2008 is $50,391.
(6)	As of December 31, 2008, the director held 32,500 options to purchase common stock.
(7)	As of December 31, 2008, the director held 127,500 options to purchase common stock.

We pay our outside directors an annual fee of $50,000 for serving on the Board and we reimburse them for their expenses in connection with attending Board and committee meetings.  In addition, Messrs. Jordan and Stewart received a supplemental fee of $25,000 for serving on a special committee that worked closely with Messrs. Johnson and Peters on the leadership transition process during the second half of 2008. Directors do not receive any compensation for serving on the Audit or Compensation and Nominating Committee or serving as lead director or a committee chairman.  In addition to the annual fee, each outside director receives an annual grant of restricted stock and options to purchase our common stock.  For 2008 the grant was 2,000 shares of restricted stock and 6,000 stock options.  Each director’s restricted stock (for which no consideration was paid) vests in one-third increments on the first, second and third anniversaries of the date of grant.  The exercise price for the 2008 options is $22.59 (the closing price of our common stock on Nasdaq on the date the options were granted), the options vest in one-third increments on the first, second and third anniversaries of the date of grant, and they expire in 2018.

Stock Incentive Plans

Pursuant to our 2000, 2002, 2004 and 2006 stock incentive plans, officers, directors, employees and consultants of ATC Technology Corporation and its affiliates are eligible to receive stock options, annual incentive bonuses and incentive stock.  In addition, we have stock awards outstanding under 1996 and 1998 stock incentive plans under which awards may no longer be made.

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

As of February 17, 2009, there were 233,982 shares of restricted stock issued to our directors, officers and employees and 1,742,022 options to purchase common stock granted to our directors, officers and employees pursuant to the plans, and the number of shares available for future issuance pursuant to the plans was 492,173.

For information regarding the number of shares of restricted stock and stock options held by our directors and officers, see Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Compensation Committee Interlocks and Insider Participation

The Compensation and Nominating Committee of our Board of Directors is composed of Robert L. Evans, Curtland E. Fields (Chairman) and Michael D. Jordan, none of whom are or have ever been an officer or employee of ATC Technology Corporation or its subsidiaries and each of whom is, and at all times during 2008 was, independent as defined in the Nasdaq listing standards and the regulations of the Securities and Exchange Commission.  During 2008 none of our executive officers served on the board of directors or compensation committee of any entity with which any of Messrs. Evans, Fields or Jordan or any other member of our Board of Directors had any affiliation.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth the beneficial ownership of our common stock (the only class of our issued and outstanding voting securities), as of February 17, 2009 by each of our directors, our Chief Executive Officer as of December 31, 2008, our former Chief Financial Officer (who is now our Chief Executive Officer), our current Chief Financial Officer, each of our three other most highly compensated executive officers as of December 31, 2008, our directors and executive officers as a group, and each person who at February 17, 2009 was known to us to beneficially own more than 5% of our outstanding common stock.
Beneficial Owner(1)	Number of Shares(2)	Voting Percentage
Daruma Asset Management, Inc.(3)	1,703,000	8.6%
Barclays Global Investors, NA(4)	1,530,126	7.7%
FMR Corp.(5)	1,465,694	7.4%
First Manhattan Co.(6)	1,217,293	6.2%
Wells Fargo & Company(7)	1,057,258	5.3%
Donald T. Johnson, Jr.(8)	378,829	1.9%
Todd R. Peters(9)	66,804	*
Ashoka Achuthan(10)	20,000	*
F. Antony Francis(11)	11,709	*
Richard L. Stanley(12)	35,322	*
John M. Pinkerton(13)	26,742	*
Robert L. Evans(14)	40,500	*
Curtland E. Fields(14)	40,500	*
Dr. Michael J. Hartnett(15)	135,500	*
Michael D. Jordan(14)	40,500	*
S. Lawrence Prendergast(14)	41,500	*
Edward Stewart(14)	57,500	*
All directors and officers as a group (15 persons)(16)	1,108,770	5.4
_______________
*   Less than 1%.

(1)	Unless otherwise noted, the address of each beneficial owner is 1400 Opus Place, Suite 600, Downers Grove, IL 60515.
(2)
The shares of common stock underlying options granted under our stock incentive plans that are exercisable as of February 17, 2009 or that will become exercisable within 60 days thereafter (such options being referred to as “exercisable”) are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person.

(3)
Daruma Asset Management, Inc.’s address is 80 West 40th Street, 9th Floor, New York, NY 10018.  Mariko O. Gordon is President of Daruma and is the principal shareholder holding in excess of 50% of the outstanding voting stock.

(4)	Barclay Global Investors, NA’s address is 400 Howard Street, San Francisco, CA 94105.
(5)	FMR Corp.’s address is 82 Devonshire Street, Boston, MA 02109.
(6)	First Manhattan Co.’s address is 437 Madison Avenue, New York, NY 10022.
(7)	Wells Fargo & Company’s address is 420 Montgomery Street, San Francisco, CA 94104.
(8)	Includes 30,870 shares of restricted stock and 302,872 shares subject to exercisable options. Excludes 95,499 shares subject to options that are not exercisable.
(9)
Includes 24,119 shares of restricted stock and 16,446 shares subject to exercisable options.  Excludes 46,179 shares subject to options that are not exercisable.  26,239 shares are pledged as security for a personal loan from The Northern Trust.

(10)	Consists of shares of restricted stock. Excludes 30,000 shares subject to options that are not exercisable.
(11)	Includes 7,364 shares of restricted stock and 3,000 shares subject to exercisable options. Excludes 23,953 shares subject to options that are not exercisable.
(12)	Includes 25,322 shares of restricted stock and 10,000 shares subject to exercisable options. Excludes 42,275 shares subject to options that are not exercisable.
(13)
Includes 12,449 shares of restricted stock and 10,322 shares subject to exercisable options.  Excludes 16,068 shares subject to options that are not exercisable.  3,971 shares are held in a margin account.

(14)	Includes 3,833 shares of restricted stock and 32,500 shares subject to exercisable options. Excludes 11,500 shares subject to options that are not exercisable.

(15)	Includes 3,833 shares of restricted stock and 127,500 shares subject to exercisable options. Excludes 11,500 shares subject to options that are not exercisable.
(16)
Includes 157,572 shares of restricted stock and 809,157 shares subject to exercisable options.  Excludes 369,867 shares subject to options that are not exercisable.  30,210 shares are pledged as security for a personal loan or held in a margin account.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,747,022	$21.87	493,728
Equity compensation plans not approved by security holders	—	—	—
Total	1,747,022		493,728

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Board of Directors at all times during 2008 consisted of Chairman Donald T. Johnson, Jr., lead director Michael D. Jordan, and directors Robert L. Evans, Curtland E. Fields, Dr. Michael J. Hartnett, S. Lawrence Prendergast and Edward Stewart.  On January 1, 2009, Todd R. Peters joined the Board and Mr. Stewart succeeded Mr. Jordan as Lead Director.  The Board has determined that all of our directors, with the exception of Messrs. Johnson and Peters (who are also employees of ATC Technology Corporation), are independent as defined in the Nasdaq listing standards and the regulations of the Securities and Exchange Commission.  Our Compensation and Nominating Committee and our Audit Committee are composed entirely of independent directors.

Since the beginning of 2008, we have not engaged in, nor is there any current proposal that we engage in, any transaction or series of related transactions with any of our directors, executive officers, anyone known by us to own (of record or beneficially) more than 5% of our outstanding common stock, or any member of the immediate family of any of the foregoing.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal outside accountant is Ernst & Young LLP.  Set forth below are the fees and expenses for Ernst & Young for each of the last two years for the following services provided to us:

	2008	2007
Audit Fees(1)	$1,033,250	$1,078,263
Audit-Related Fees(2)	239,910	359,907
Tax Fees(3)	65,000	67,016
Total Fees	$1,338,160	$1,505,186
_______________
(1)
The fees for 2007 are $53,698 higher than reported in our Annual Report on Form 10-K for the year ended December 31, 2007 due to audit fees incurred but not communicated until after the filing of the 2007 Annual Report on Form10-K.

(2)
Consists of fees and expenses for services relating to Statement of Auditing Standards No. 70 reviews ($141,310 for 2008 and $134,907 for 2007) and fees related to certain due diligence services ($98,600 for 2008 and $225,000 for 2007).

(3)	Consists of fees and expenses for assistance with state, federal and foreign tax returns ($65,000 for 2008 and $67,016 for 2007).

The Audit Committee of our Board of Directors pre-approves each non-audit engagement or service with or by our independent auditor.  Prior to pre-approving any such non-audit engagement or service, it is the Committee's practice to first receive information regarding the engagement or service that (i) is detailed as to the specific engagement or service, and (ii) enables the Audit Committee to make a well-reasoned assessment of the impact of the engagement or service on the auditor’s independence.  In addition, the Chairman of the Audit Committee is authorized to pre-approve any non-audit service between regularly scheduled meetings of the Audit Committee provided that the fees for such service do not exceed $50,000 and the Chairman’s approvals are reported to the full Audit Committee at the next Audit Committee meeting.  The Audit Committee or the Audit Committee Chairman pre-approved all non-audit engagements with, and services provided by, our independent auditor during 2008 and 2007.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements Index

See Index to Financial Statements and Supplemental Data on page 43.

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

3.2*	Bylaws of ATC Technology Corporation
3.3
Certificate of Ownership and Merger Merging Autocraft Remanufacturing Corp. into Aftermarket Technology Corp. under the name ATC Technology Corporation (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 3, 2008 and incorporated herein by this reference)

10.1
Amended and Restated Tax Sharing Agreement, dated as of December 20, 1996, among Aftermarket Technology Holdings Corp., Aaron's Automotive Products, Inc., ATC Components, Inc., CRS Holdings Corp., Diverco Acquisition Corp., H.T.P., Inc., Mamco Converters, Inc., R.P.M. Merit, Inc. and Tranzparts Acquisition Corp. (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.2†
ATC Technology Corporation 1996 Stock Incentive Plan (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by this reference)

10.3†
Form of Non-Qualified Stock Option Agreement under the ATC Technology Corporation 1996 Stock Incentive Plan (previously filed as Exhibit 10.37 to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on October 25, 1996, Commission File No. 333-5597, and incorporated herein by this reference)

10.4†
ATC Technology Corporation 1998 Stock Incentive Plan (previously filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10.5†
ATC Technology Corporation 2000 Stock Incentive Plan (previously filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

10.6†
ATC Technology Corporation 2002 Stock Incentive Plan (previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.7†	ATC Technology Corporation 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.8†
Standard Terms and Conditions Governing Nonemployee Director Stock Options Granted on or after May 12, 2004 under the ATC Technology Corporation 1998, 2000, 2002, and 2004 Stock Incentive Plans (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.9†
Standard Terms and Conditions Governing Employee Non-Qualified Stock Options Granted on or after May 12, 2004 under the ATC Technology Corporation 1998, 2000, 2002, and 2004 Stock Incentive Plans (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.10†
Standard Terms and Conditions Governing Nonemployee Director Stock Options under the ATC Technology Corporation 1998, 2000 and 2002 Stock Incentive Plans (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.11†
Standard Terms and Conditions Governing Employee Non-Qualified Stock Options under the ATC Technology Corporation 1998, 2000 and 2002 Stock Incentive Plans (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 14, 2004 and incorporated herein by this reference)

10.12†	ATC Technology Corporation 2006 Stock Incentive Plan (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)
10.13†
Standard Terms and Conditions Governing Nonemployee Director Stock Options under the ATC Technology Corporation 2006 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)

10.14†
Standard Terms and Conditions Governing Employee Non-Qualified Stock Options under the ATC Technology Corporation 2006 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)

10.15†
Form of Restricted Stock Agreement for Nonemployee Directors under the ATC Technology Corporation 1998, 2000, 2002, 2004 and 2006 Stock Incentive Plans (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)

10.16†
Form of Restricted Stock Agreement for Employee under the ATC Technology Corporation 1998, 2000, 2002, 2004 and 2006 Stock Incentive Plans (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)

10.17†
ATC Technology Corporation Executive Nonqualified Excess Plan (previously filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by this reference)

10.18†
ATC Technology Corporation Executive Nonqualified Excess Plan Adoption Agreement (previously filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on September 18, 2006 and incorporated herein by this reference)

10.19†*	Executive Employment Agreement, dated as of January 1, 2009, between the Company and Donald T. Johnson, Jr.
10.20†*	Executive Employment Agreement, dated as of January 1, 2009, between the Company and Todd R. Peters
10.21†*	Form of Executive Employment Agreement between the Company and certain of its executive officers
10.22†
Form of Indemnification Agreement between the Company and directors and executive officers (previously filed as Exhibit 10.46 to Amendment No. 1 the Company's Registration Statement on Form S-1 (File No. 333-35543) filed on October 1, 1997 and incorporated herein by this reference)

10.23
Stock Purchase Agreement dated as of September 1, 2000 between the Company and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.24
Amendment to Stock Purchase Agreement dated as of October 27, 2000 between the Company Corporation and ATCDG Acquisition Corp., Inc. (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 27, 2000 and incorporated herein by this reference)

10.25
Amendment No. 2 to Stock Purchase Agreement dated as of May 25, 2001 between the Company and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.26
Agreement dated as of July 2, 2001 between the Company and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.27
Amendment No. 3 to Stock Purchase Agreement dated as of October 19, 2001 between the Company and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 21, 2001 and incorporated herein by this reference)

10.28
Amendment No. 4 to Stock Purchase Agreement dated as of December 28, 2001 between the Company and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

10.29
Amendment No. 5 to Stock Purchase Agreement dated as of August 2, 2002 between the Company and ATC Distribution Group (as the successor to ATCDG Acquisition Corp., Inc.) (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10.30
Credit Agreement dated as of March 21, 2006 among the Company, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto, Banc of America Securities LLC, J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Charter One Bank, N.A. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

10.31
Guaranty and Collateral Agreement dated as of March 21, 2006 made by the Company and certain of its subsidiaries in favor of Bank of America, N.A., as Administrative Agent (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference)

10.32†*	Executive Employment Agreement, dated as of December 8, 2008, between the Company and Ashoka Achuthan
14	Code of Ethics (previously filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference)
18.1*	Preferability letter of Ernst &Young LLP, Independent Registered Public Accounting Firm
21*	List of Subsidiaries
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer

______________
*  Filed herewith.
†  Compensation plan or arrangements in which directors or executive officers are eligible to participate.

(b)	Refer to (a) 3 above.

(c)	Refer to (a) 2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATC TECHNOLOGY CORPORATION
By:	/s/ Todd R. Peters
Todd R. Peters President and Chief Executive Officer
February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 26, 2009	/s/ Todd R. Peters
Todd R. Peters President, Chief Executive Officer and Director (principal executive officer)

February 26, 2009	/s/ Ashoka Achuthan
Ashoka Achuthan Vice President and Chief Financial Officer (principal financial officer)

February 26, 2009	/s/ John M. Pinkerton
John M. Pinkerton Vice President and Chief Accounting Officer (principal accounting officer)

February 26, 2009	/s/ Robert L. Evans
Robert L. Evans, Director

February 26, 2009	/s/ Curtland E. Fields
Curtland E. Fields, Director

February 26, 2009	/s/ Michael J. Hartnett
Michael J. Hartnett, Director

February 26, 2009	/s/ Donald T. Johnson, Jr.
Donald T. Johnson, Jr., Chairman of the Board

February 26, 2009	/s/ Michael D. Jordan
Michael D. Jordan, Director

February 26, 2009	/s/ S. Lawrence Prendergast
S. Lawrence Prendergast, Director

February 26, 2009	/s/ Edward Stewart
Edward Stewart, Director

ATC Technology Corporation

Schedule II - Valuation and Qualifying Accounts
(In Thousands)

		Additions
	Balance at Beginning of Period	Charge (Income) to Costs and Expenses	Adjustments to Other Accounts			Deductions		Balance at End of Period

Year ended December 31, 2006:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$963	$(23)	$	−		$69	(1)	$871
Reserve for excess and obsolete inventory	5,077	1,667		84	(2)	1,638		5,190
Valuation allowance on deferred tax assets	11,759	484		−		−		12,243
Year ended December 31, 2007:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	871	(217)		−		71	(1)	583
Reserve for excess and obsolete inventory	5,190	4,369		14	(2)	3,479		6,094
Valuation allowance on deferred tax assets	12,243	(62)		−		5,736	(3)	6,445
Year ended December 31, 2008:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	583	15		(20	)(2)	109	(1)	469
Reserve for excess and obsolete inventory	6,094	10,422		(236	)(2)	9,337		6,943
Valuation allowance on deferred tax assets	6,445	−		−		111	(3)	6,334
______________
(1)	Accounts written off, net of recoveries.
(2)	Currency translation adjustment.
(3)	Related to the expiration of capital loss carryforwards.

S-1