Form 10-Q
period 2009-03-31
ATC Technology CORP
filed 2009-04-28
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

As of April 24, 2009, there were 19,774,320 shares of common stock of the Registrant outstanding.

ATC TECHNOLOGY CORPORATION

FORM 10-Q

i

ATC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$78,444	$17,188
Short-term investments	3,684	446
Accounts receivable, net	92,109	72,897
Inventories	66,647	63,334
Prepaid and other assets	4,493	4,508
Refundable income taxes	2,767	2,509
Deferred income taxes	10,133	8,943
Assets of discontinued operations	47	52
Total current assets	258,324	169,877

Property, plant and equipment, net	50,278	52,728
Debt issuance costs, net	310	350
Goodwill	53,229	53,229
Intangible assets, net	26	55
Long-term investments	1,146	4,680
Other assets	1,311	1,423
Total assets	$364,624	$282,342

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$31,524	$29,221
Accrued expenses	24,677	25,863
Income taxes payable	7,229	4,290
Deferred compensation	3,802	564
Liabilities of discontinued operations	169	453
Total current liabilities	67,401	60,391

Amount drawn on credit facility	70,000	-
Deferred compensation, less current portion	1,340	4,870
Other long-term liabilities	2,509	2,659
Liabilities related to uncertain tax positions	1,643	1,637
Deferred income taxes	8,975	8,083

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,649,527 and 27,639,527
as of March 31, 2009 and December 31, 2008, respectively	276	276
Additional paid-in capital	238,221	236,994
Retained earnings	107,351	100,167
Accumulated other comprehensive loss	(1,256)	(969)
Common stock held in treasury, at cost - 7,875,374 and 7,868,354 shares
as of March 31, 2009 and December 31, 2008, respectively	(131,836)	(131,766)
Total stockholders' equity	212,756	204,702

Total liabilities and stockholders' equity	$364,624	$282,342

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended March 31,
	2009	2008
	(Unaudited)

Net sales:
Services	$77,316	$84,757
Products	36,160	44,785
Total net sales	113,476	129,542

Cost of sales:
Services	55,307	61,133
Products	30,638	36,149
Products - exit, disposal, certain severance and other charges	380	-
Total cost of sales	86,325	97,282

Gross profit	27,151	32,260

Selling, general and administrative expense	12,751	13,370
Amortization of intangible assets	30	51
Exit, disposal, certain severance and other charges	2,782	966

Operating income	11,588	17,873

Interest income	63	300
Other income, net	11	71
Interest expense	(258)	(128)

Income from continuing operations before income taxes	11,404	18,116

Income tax expense	4,220	7,031

Income from continuing operations	7,184	11,085

Loss from discontinued operations, net of income taxes	-	(2,512)

Net income	$7,184	$8,573

Per common share - basic:
Income from continuing operations	$0.37	$0.51
Loss from discontinued operations	$-	$(0.12)
Net income	$0.37	$0.39

Weighted average number of common shares
outstanding	19,544	21,842

Per common share - diluted:
Income from continuing operations	$0.37	$0.50
Loss from discontinued operations	$-	$(0.11)
Net income	$0.37	$0.39

Weighted average number of common and
common equivalent shares outstanding	19,675	22,102

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the three months ended March 31,
	2009	2008
	(Unaudited)
Operating Activities:
Net income	$7,184	$8,573

Adjustments to reconcile net income to net cash used in
operating activities - continuing operations:
Net loss from discontinued operations	-	2,512
Depreciation and amortization	3,561	3,623
Noncash stock-based compensation	1,286	996
Amortization of debt issuance costs	39	39
Adjustments to provision for losses on accounts receivable	(6)	-
Loss (gain) on sale of equipment	(2)	38
Deferred income taxes	(285)	(133)
Changes in operating assets and liabilities,
net of businesses discontinued/sold:
Accounts receivable	(19,245)	(6,411)
Inventories	(3,385)	(14,340)
Prepaid and other assets	(152)	(981)
Accounts payable and accrued expenses	3,571	1,581
Net cash used in operating activities - continuing operations	(7,434)	(4,503)

Net cash used in operating activities - discontinued operations	(281)	(278)

Investing Activities:
Purchases of property, plant and equipment	(1,119)	(4,628)
Purchases of available-for-sale securities	(182)	(1,896)
Proceeds from sales of available-for-sale securities	379	-
Proceeds from sale of equipment	2	-
Net cash used in investing activities - continuing operations	(920)	(6,524)

Net cash provided by investing activities - discontinued operations	-	412

Financing Activities:
Borrowings on revolving credit facility, net	70,000	-
Tax benefit from stock-based award transactions	-	19
Repurchases of common stock for treasury	(70)	(10,018)
Net cash provided by (used in) financing activities	69,930	(9,999)

Effect of exchange rate changes on cash and cash equivalents	(39)	(9)

Increase (decrease) in cash and cash equivalents	61,256	(20,901)

Cash and cash equivalents at beginning of period	17,188	40,149
Cash and cash equivalents at end of period	$78,444	$19,248

Cash paid during the period for:
Interest	$179	$102
Income taxes, net	1,901	2,206

See accompanying notes.

ATC TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of ATC Technology Corporation (the “Company”) as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, the Company also consolidates any variable interest entities of which the Company is the primary beneficiary, as defined.

Certain prior-year amounts have been reclassified to conform to the 2009 presentation.

Note 2.	Fair Value Measurements

The carrying value of assets and liabilities in the accompanying consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid and other assets, refundable income taxes, accounts payable, accrued expenses, and income taxes payable as of  March 31, 2009 and December 31, 2008, approximate fair value because of the short maturity of these instruments.

The majority of cash and cash equivalents as of March 31, 2009 are invested in money market funds that primarily invest in securities issued by the U.S Government or its agencies.

Due to the Company’s current position in cash and cash equivalents of $78,444 and the terms of its revolving Credit Facility, the Company has concluded that the $70,000 carrying value of its Credit Facility as of March 31, 2009, which is not publicly traded, approximates it fair value.  (See Note 7 − Credit Facility.)

Note 3.	Short-Term Investments

The Company maintains a nonqualified deferred compensation plan for certain employees and directors.  Under the terms of this plan, funds are withheld from the participant’s pre-tax earnings, a portion of which are matched by the Company in certain circumstances, and are placed into a trust in which the use of the trust assets by the Company is restricted to future distributions to plan participants.  The Company classifies its investments related to planned distributions for the next twelve months in short-term investments on the consolidated balance sheets.  Distributions, which are contractually specified by the plan participants as either "in-service" or "post-separation," can be made in  a lump sum payment or in annual installments over a period not to exceed 15 years.  The assets of the trust primarily consist of mutual fund securities and are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy.  The Company applies the provisions of EITF No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.

Note 4.	Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008

Raw materials, including core inventories	$61,951	$57,621
Work-in-process	895	760
Finished goods	3,801	4,953
	$66,647	$63,334

As of March 31, 2009 and December 31, 2008, the raw materials inventory balances were net of inventory reserves of $6,499 and $6,943, respectively.

Note 5.	Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, are summarized as follows:

	March 31, 2009	December 31, 2008

Property, plant and equipment	$149,594	$148,864
Accumulated depreciation	(99,316)	(96,136)
	$50,278	$52,728

Note 6.	Warranty Liability

The Company offers various product warranties for transmissions and engines sold to its customers in the Drivetrain segment.  The specific terms and conditions of the warranties vary depending upon the customer and the product sold.  Factors that affect the Company’s warranty liability include the number of products sold, historical and anticipated rates of warranty claims and cost per claim.  The Company accrues for estimated warranty costs as sales are made and periodically assesses the adequacy of its recorded warranty liability, included in accrued expenses, and adjusts the amount as necessary.

Changes to the Company’s warranty liability are summarized as follows:

	For the three months ended March 31,
	2009	2008
Balance at beginning of period	$1,885	$2,154
Warranties issued	140	317
Claims paid / settlements	(47)	(381)
Changes in liability for pre-existing warranties	(24)	(29)
Balance at end of period	$1,954	$2,061

Note 7.	Credit Facility

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets.  The credit and security agreements contain several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all of the Credit Facility's covenants as of March 31, 2009.

Amounts outstanding under the Credit Facility are generally due and payable on March 31, 2011, the expiration date of the credit agreement.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty or capacity reduction.

On February 10, 2009, the Company borrowed $70,000 in principal amount under the Credit Facility in order to increase its cash position and to preserve financial flexibility in light of the current uncertainty in the credit markets.

As of March 31, 2009, the Company had $70,000 outstanding under the Credit Facility and had $890 of letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $79,110.

Note 8.	Comprehensive Income

The following table sets forth the computation of comprehensive income for the three months ended March 31, 2009 and 2008, respectively:

	For the three months ended March 31,
	2009	2008
Net income	$7,184	$8,573
Other comprehensive loss:
Currency translation adjustments	(178)	(15)
Change in unrealized loss on available-for-sale securities, net of income taxes	(109)	(77)
	$6,897	$8,481

Note 9.	Repurchases of Common Stock

During the three months ended March 31, 2009, certain employees of the Company delivered to the Company 5,445 shares of the Company’s common stock in payment of $70 of withholding tax obligations arising from the vesting of Restricted Stock awards (see Note 10 − Stock-Based Compensation).  Per the stock incentive plans under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plan and are available for future grant.

In addition, 1,575 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards during the three months ended March 31, 2009.

Note 10.	Stock-Based Compensation

The Company awards (i) stock options and (ii) shares of its common stock in the form of unvested stock (“Restricted Stock”) to its directors and employees and applies the provisions of SFAS No. 123R, Share-Based Payment, to these stock-based awards.  Stock option valuations are estimated by using the Black-Scholes option pricing model and Restricted Stock awards are measured at the market value of the Company’s common stock on the date of issuance.  For stock-based awards granted by the Company with graded vesting provisions, the Company applies an accelerated attribution method and separately amortizes each vesting tranche over its particular vesting period.

During the three months ended March 31, 2009 and in connection with the establishment of a new employment agreement, the Company granted to its Chief Executive Officer 10,000 shares of Restricted Stock. On January 2, 2009, the date of grant, the fair value of the Restricted Stock was $15.38 per share.

During the three months ended March 31, 2009 and 2008, the Company recognized compensation expense related to stock-based awards of $1,286 and $996, respectively.

A summary of stock-based award activities during the three months ended March 31, 2009 is presented below:

	Stock Options	Restricted Stock(1)
Outstanding at January 1, 2009	1,747,022	241,526
Granted at market price	–	10,000
Exercised	–	(17,544)
Forfeited/expired	(5,000)	(1,575)
Outstanding at March 31, 2009	1,742,022	232,407

(1)  Restricted stock becomes unrestricted at the time the awards vest.

Note 11.	Segment Information

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

The Company evaluates performance based upon operating income.  The reportable segments’ accounting policies are the same as those of the Company.  In 2008, the Company allocated fixed corporate overhead equally to each of the Company’s reportable segments.  In 2009, as the result of (i) growth in the Logistics segment and (ii) a reduction in volumes for the Drivetrain segment, approximately 75% of the fixed corporate overhead is being allocated to the Logistics segment and 25% to the Drivetrain segment, while certain costs that are variable in nature are allocated to the segment for whose benefit the costs were incurred.  Internal information systems costs are allocated based upon usage estimates.

The following table summarizes financial information relating to the Company’s reportable segments:

	Logistics	Drivetrain	Consolidated
For the three months ended March 31, 2009:
Net sales from external customers	$77,316	$36,160	$113,476
Operating income (loss)	13,498	(1,910)	11,588

For the three months ended March 31, 2008:
Net sales from external customers	$84,757	$44,785	$129,542
Operating income	15,313	2,560	17,873

Note 12.	Exit, Disposal, Certain Severance and Other Charges

The Company has periodically incurred certain costs associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and delayering, rationalization of certain products, product lines and services, and asset impairments.  Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, moving and relocation costs, losses on the disposal or impairments of fixed assets, write-down of certain inventories, and certain legal and other professional fees.

Facilities Consolidation Costs – Drivetrain Segment

During 2008, the Company’s Drivetrain customers and the supporting supply base experienced unprecedented distress due to the economic slowdown and adverse changes in the North American vehicle industry.  On December 9, 2008, the Company announced the restructuring of its North American Drivetrain operations, including the closure of its Springfield, Missouri automatic transmission remanufacturing facility and the consolidation of the Springfield operations with the Drivetrain operations in Oklahoma City, Oklahoma.  The decision to consolidate these remanufacturing plants was primarily driven by reduced customer volumes and the need for a comprehensive restructuring of the Drivetrain business to align its capacity with lower customer demand levels during a prolonged economic downturn.  Production lines were moved in stages in order to provide uninterrupted delivery of product to the Company’s customers.  As of March 31, 2009, substantially all production had been transferred from the Springfield facility to the Oklahoma City operations.  The Company plans to complete the exit of the Springfield facility prior to the expiration of the lease at the end of 2009.

As a result of these restructuring activities, during the fourth quarter of 2008, the Company recorded $9,668 of exit, disposal, certain severance and other charges which included:

(i)
$7,310 for the write-down of raw materials inventory due to the determination of excess quantities of raw materials on hand as a result of the recent decline in volume and the consolidation of facilities (classified as cost of sales – products), including the disposal of $6,598 of inventory;

(ii)	$1,896 of severance costs primarily for employees being terminated as part of the closure of the Springfield facility;

(iii)	$304 of costs related to fixed asset disposals (classified as cost of sales – products); and

(iv)	$158 of other plant consolidation costs.

During the first quarter of 2009, the Company recorded $3,167 of restructuring costs, which included:

(i)	$2,143 of costs to transfer production lines to its Oklahoma City facility and exit the Springfield facility, including $380 of costs classified as cost of sales – products; and

(ii)	$1,024 of severance costs for employees being terminated as part of the closure of the Springfield facility.

Following is an analysis of the reserves related to this activity:

	Termination Benefits	Exit / Other Costs		Loss on Write-Down of Assets	Total
Total amount expected to be incurred	$3,600		$3,097	$8,338	$15,035
Total expense incurred to date	$2,920		$2,087	$7,828	$12,835

Reserve as of December 31, 2008	$1,478		$30	$1,016	$2,524
Provision 2009	1,024		1,929	214	3,167
Payments 2009	(531)		(1,959)	−	(2,490)
Asset write-offs	−		−	(214)	(214)
Reserve as of March 31, 2009	$1,971	$	−	$1,016	$2,987

The balance in the loss on write-down of assets of $1,016 as of March 31, 2009, is included in inventory reserves.

Note 13.	Discontinued Operations

During 2008, the Company concluded that the potential return on the investment for the NuVinci CVP project was not sufficient to continue development activities.  As a result, the Company sold certain tangible and intangible assets related to NuVinci to Fallbrook Technologies Inc. for a total of $6,103.  Accordingly, the Company recorded pre-tax charges of $1,911 during 2008 related to the exit from this project, including charges of (i) $1,020 for termination benefits, (ii) $469 for certain inventory deemed unusable by Fallbrook, (iii) $228 primarily related to the write-off of capitalized patent development costs, and (iv) $194 related to the disposal of certain fixed assets.

During 2006, the Company discontinued its Independent Aftermarket businesses.  These businesses, which had incurred losses since their beginning, remanufactured engines and distributed non-OEM branded remanufactured engines and transmissions directly to independent transmission and general repair shops and certain aftermarket parts retailers.  The Company received proceeds of $2,051 for the sale of the Independent Aftermarket engine business and ceased the operations of the Independent Aftermarket transmission business, with the exception of contractual obligations for the warranty replacement for units sold prior to its closure. As of March 31, 2009 and December 31, 2008, the current liabilities of the discontinued Independent Aftermarket businesses were primarily related to a warranty accrual to service the run-out of warranty claims on sales made prior to the closure of the transmission business.

Details of the loss from discontinued operations are as follows:

	For the three months ended March 31,
	2009		2008
NuVinci:
Loss from sale and exit	$	−	$(1,728)
Operating loss		−	(2,363)
Loss before income taxes		−	(4,091)
Income tax benefit		−	1,594
Loss from NuVinci project, net of income taxes		−	(2,497)

Independent Aftermarket:
Operating loss		−	(24)
Loss before income taxes		−	(24)
Income tax benefit		−	9
Loss from Independent Aftermarket, net of income taxes		−	(15)
Loss from discontinued operations, net of income taxes	$	−	$(2,512)

During the three months ended March 31, 2008, net sales from the NuVinci project were $741.

Details of assets and liabilities of discontinued operations are as follows:

	March 31, 2009	December 31, 2008
Assets:
NuVinci:
Accounts receivable	$47	$52
Total assets of discontinued operations	$47	$52

Liabilities:
NuVinci:
Current liabilities	$88	$363
Independent Aftermarket:
Current liabilities	81	90
Total liabilities of discontinued operations	$169	$453

Note 14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the three months ended March 31,
	2009	2008
Numerator:
Income from continuing operations	$7,184	$11,085

Denominator:
Weighted-average common shares outstanding	19,544,182	21,842,435
Common stock equivalents	130,612	259,573
Denominator for diluted earnings per common share	19,674,794	22,102,008

Per common share - basic	$0.37	$0.51
Per common share - diluted	$0.37	$0.50

Note 15.	Contingencies

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

In connection with the sale of the ATC Distribution Group, a former segment of the Company’s business that was discontinued and sold during 2000 (the "DG Sale") and is now owned by Transtar Industries, Inc., the Company agreed to certain matters with the buyer that could result in contingent liability to the Company in the future.  These include the Company's indemnification of the buyer against (i) environmental liability at former ATC Distribution Group facilities that had been closed prior to the DG Sale, including former manufacturing facilities in Azusa, California, Mexicali, Mexico and Dayton, Ohio, (ii) any other environmental liability of the ATC Distribution Group relating to periods prior to the DG Sale,  subject to an $850 deductible ($100 in the case of the closed facilities) and a $12,000 cap (except with respect to closed facilities) and (iii) any tax liability of the ATC Distribution Group relating to periods prior to the DG Sale.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  These statements reflect our judgment as of the date of this Quarterly Report with respect to future events, the outcome of which are subject to risks, which may have a significant impact on our business, operating results or financial condition.  Readers are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may differ materially from those described herein.  We undertake no obligation to update forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts and/or core shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  Please also refer to our other filings with the Securities and Exchange Commission.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due.  Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on our financial statements.  Our net write-offs were $0.1 million for each of the years ended December 31, 2008, 2007 and 2006.  For each of the three months ended March 31, 2009 and 2008, our net write-offs were less than $0.1 million.  As of March 31, 2009, we had $92.1 million of accounts receivable, net of allowance for doubtful accounts of $0.5 million.

Inventory Valuation.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required.  Although no assurance can be given, these write-downs would not be expected to have a material adverse effect on our financial statements.  During 2008, as part of the restructuring and consolidation of our Drivetrain business and changes in the economic and financial condition of the automotive sector, we revised our estimates of net realizable value for inventory in our Drivetrain businesses.  For the years ended December 31, 2008, 2007 and 2006, we recorded charges for excess and obsolete inventory of approximately $10.4 million (including $7.3 million classified as exit, disposal, certain severance and other charges), $4.4 million (including $1.4 million classified as exit, disposal, certain severance and other charges), and $1.7 million, respectively.  For each of the three months ended March 31, 2009 and 2008, we recorded charges for excess and obsolete inventory of approximately $0.5 million.  As of March 31, 2009 we had inventory of $66.6 million, net of a reserve for excess and obsolete inventory of $6.5 million.

Goodwill and Indefinite Lived Intangible Assets.  Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment as defined in paragraph 10 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and paragraph 30 of SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with paragraph 30 of SFAS No. 142, certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  The goodwill impairment test is a two-step process which requires us to make estimates regarding the fair value of the reporting unit. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required.  However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss (if any), which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse effect on our financial statements.  As of March 31, 2009, goodwill was recorded at a carrying value of approximately $53.2 million.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies.  A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.  Our valuation allowances, primarily related to tax benefits associated with loss carryforwards in states where we no longer do business, were $6.3 million as of March 31, 2009 and December 31, 2008.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures.  For the years ended December 31, 2008, 2007 and 2006, we (i) recorded charges for estimated warranty costs for sales made in the respective year of approximately $1.0 million, $1.6 million and $1.3 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.7 million, $0.8 million and $1.3 million, respectively.  For the three months ended March 31, 2009 and 2008, we (i) recorded charges for estimated warranty costs of approximately $0.2 million and $0.3 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.1 million and $0.4 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions would not be expected to have a material adverse effect on our financial statements.

Accounting for Stock-Based Awards.  We apply the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and adopted this standard using the modified prospective transition method.  Our stock option valuations are estimated by using the Black-Scholes option pricing model and restricted stock awards are measured at the market value of our common stock on the date of issuance.  During the three months ended March 31, 2009 we awarded our Chief Executive Officer 10,000 shares of restricted stock at the time he entered into a new employment agreement.  Total estimated compensation of $0.2 million related to this award is being amortized over the requisite service period.  For all stock-based awards outstanding as of March 31, 2009, we have yet to record, on a pre-tax basis, an estimated total of $3.1 million of compensation expense to be recognized over a weighted-average period of 1.3 years.

Results of Operations for the Three Month Period Ended March 31, 2009 Compared to the Three Month Period Ended March 31, 2008.

Income from continuing operations decreased $3.9 million, or 35.1%, to $7.2 million for the three months ended March 31, 2009 from $11.1 million for the three months ended March 31, 2008.  Income from continuing operations per diluted share was $0.37 for the three months ended March 31, 2009 and $0.50 for the three months ended March 31, 2008.  Our results for 2009 and 2008 included exit, disposal, certain severance and other charges of $2.0 million (net of tax) and $0.6 million (net of tax), respectively.  Other factors which contributed to the lower income from continuing operations in 2009 as compared to 2008 included:

•	a decrease in sales in 2009 for two Logistics segment programs that were substantially completed in 2008;

•	scheduled price concessions to certain customers, primarily in our Logistics segment, granted in connection with previous contract renewals;

•	lower sales to TomTom in 2009, due to the reduction of retail inventories in the first quarter of 2009 and to the ramp-up of new services in the first quarter of 2008; and

•
reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs;

partially offset by:

•	the launch and ramp-up of new business in our Logistics segment; and

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales

Net sales decreased $16.0 million, or 12.4%, to $113.5 million for the three months ended March 31, 2009 from $129.5 million for the three months ended March 31, 2008.  This decrease was primarily due to:

•	a decrease in sales in 2009 for two Logistics segment programs that were substantially completed in 2008;

•	lower sales to TomTom in 2009, due to the reduction of retail inventories in the first quarter of 2009 and to the ramp-up of new services in the first quarter of 2008;

•
reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs; and

•	scheduled price concessions to certain customers, primarily in our Logistics segment, granted in connection with previous contract renewals;

partially offset by the launch and ramp-up of new business in our Logistics segment.

Of our net sales for the three months ended March 31, 2009 and 2008, AT&T accounted for 50.5% and 40.6%, Ford accounted for 10.8% and 10.9%, Honda accounted for 10.1% and 9.7%, and TomTom accounted for 6.6% and 10.7%, respectively.

Gross Profit

Gross profit decreased $5.1 million, or 15.8%, to $27.2 million for the three months ended March 31, 2009 from $32.3 million for the three months ended March 31, 2008.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  As a percentage of net sales, gross profit decreased to 23.9% for 2009 from 24.9% for 2008.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense decreased $0.6 million, or 4.5%, to $12.8 million for the three months ended March 31, 2009 from $13.4 million for the three months ended March 31, 2008.  The net decrease is primarily the result of the benefits from our on-going lean and continuous improvement program and other cost reduction initiatives and a reduction in cost for incentive compensation programs.  As a percentage of net sales, SG&A expense increased to 11.2% for the three months ended March 31, 2009 from 10.3% for the three months ended March 31, 2008.

Exit, Disposal, Certain Severance and Other Charges

During 2008, our Drivetrain customers and the supporting supply base experienced unprecedented distress due to the economic slowdown and adverse changes in the North American vehicle industry.  As a result, during 2008 we began to take actions to restructure our North American Drivetrain operations, including the closure and consolidation of our Springfield, Missouri automatic transmission remanufacturing operations into our Drivetrain operations located in Oklahoma City, Oklahoma.  In connection with this restructuring, we recorded pre-tax charges of $3.2 million ($2.0 million net of tax) during the three months ended March 31, 2009, consisting of (i) $2.2 million ($1.4 million net of tax) of costs to transfer production from the Springfield facility to the Oklahoma City facility and other facility exit costs (including $0.4 million of costs classified as cost of sales – products) and (ii) $1.0 million ($0.6 million net of tax) of severance and related costs for employees being terminated as part of the closure of the Springfield facility.

Production lines were moved in stages in order to provide uninterrupted delivery of product to our customers.  As of March 31, 2009, substantially all production had been transferred from our Springfield facility to our Oklahoma City operations.  We expect to incur an additional $2.2 million of restructuring costs related to this activity over the remainder of 2009 as we complete the exit of the Springfield facility.  The restructuring includes the streamlining of both administrative and operations functions to more efficiently meet the needs of our customers while providing adequate resources to pursue new opportunities as we work to drive growth in the Drivetrain business. Upon the completion of these restructuring activities, we expect to achieve pre-tax annual cost savings of approximately $6 million.

During the three months ended March 31, 2008, we recorded $1.0 million ($0.6 million net of tax) of exit, disposal, certain severance and other charges, consisting of (i) $0.8 million ($0.5 million net of tax) of severance and other costs primarily related to certain cost reduction activities and (ii) $0.2 million ($0.1 million net of tax) of certain legal and other professional fees unrelated to our ongoing operations.

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

Operating Income

Operating income decreased $6.3 million, or 35.2%, to $11.6 million for the three months ended March 31, 2009 from $17.9 million for the three months ended March 31, 2008.  This decrease was primarily the result of the factors described above under “Net Sales,” “Gross Profit” and “Exit, Disposal, Certain Severance and Other Charges.”  As a percentage of net sales, operating income decreased to 10.2% for the three months ended March 31, 2009 from 13.8% for the three months ended March 31, 2008.

Interest Income

Interest income decreased to $0.1 million for the three months ended March 31, 2009 from $0.3 million for the three months ended March 31, 2008.  This decrease was primarily attributable to lower interest rates in 2009 as compared to 2008.

Interest Expense

Interest expense increased to $0.3 million for the three months ended March 31, 2009 from $0.1 million for the three months ended March 31, 2008.  This increase was primarily due to the $70.0 million borrowing we made under our credit facility during the three months ended March 31, 2009 to increase our cash position and preserve our financial flexibility in light of the current uncertainty in the capital markets.

Income Tax Expense

Income tax expense as a percentage of income from continuing operations decreased to 37.0% for the three months ended March 31, 2009, from 38.8% for the three months ended March 31, 2008.  This decrease was primarily due to the change in mix of our taxable income by state and currently enacted laws.

Discontinued Operations

During 2008 we recorded after-tax losses from discontinued operations of $2.5 million.

During the three months ended March 31, 2008, we concluded that the potential return on the investment for our NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold certain tangible and intangible assets related to the NuVinci project to Fallbrook Technologies Inc. for a total of $6.1 million. The after-tax loss of $2.5 million for 2008 is primarily related to our discontinued NuVinci CVP project.  On a pre-tax basis, the loss of $4.1 million included $2.4 million of operating losses from NuVinci and a charge of $1.7 million related to the exit from this project, which consisted of charges of (i) $1.0 million for termination benefits, (ii) $0.3 million for certain inventory deemed unusable by Fallbrook, (iii) $0.2 million primarily related to the write-off of capitalized patent development costs, and (iv) $0.2 million related to the disposal of certain fixed assets.  There were no similar costs recorded in 2009.

See Note 13. “Discontinued Operations.”

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2009		2008
Net sales	$77.3	100.0%	$84.8	100.0%
Segment profit	$13.5	17.5%	$15.3	18.0%

Net Sales.  Net sales decreased $7.5 million, or 8.8%, to $77.3 million for the three months ended March 31, 2009 from $84.8 million for the three months ended March 31, 2008.  This decrease was primarily related to:

•	a decrease in sales in 2009 for two programs that were substantially completed in 2008;

•	lower sales to TomTom in 2009, due to the reduction of retail inventories in the first quarter of 2009 and to the ramp-up of new services in the first quarter of 2008; and

•	scheduled price concessions granted to certain customers in connection with previous contract renewals;

partially offset by the launch and ramp-up of new business.

Of our segment net sales for the three months ended March 31, 2009 and 2008, AT&T accounted for 74.2% and 62.1% and TomTom accounted for 9.7% and 16.4%, respectively.

Segment Profit.  Segment profit decreased $1.8 million, or 11.8%, to $13.5 million (17.5% of segment net sales) for the three months ended March 31, 2009 from $15.3 million (18.0% of segment net sales) for the three months ended March 31, 2008.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by benefits from our lean and continuous improvement program and other cost reduction initiatives.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended March 31, 2008, we recorded $0.1 million of these costs for severance and other costs primarily related to cost reduction activities.  There were no similar costs recorded in 2009.

Drivetrain Segment

The following table presents net sales and segment (loss) profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2009		2008
Net sales	$36.2	100.0%	$44.8	100.0%
Exit, disposal, certain severance and other charges	$3.2	8.8%	$0.9	2.0%
Segment (loss) profit	$(1.9)	−	$2.6	5.8%

Net Sales.  Net sales decreased $8.6 million, or 19.2%, to $36.2 million for the three months ended March 31, 2009 from $44.8 million for the three months ended March 31, 2008.  The decrease was primarily due to reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs.

Of our segment net sales for the three months ended March 31, 2009 and 2008, Ford accounted for 34.0% and 31.6% and Honda accounted for 31.5% and 27.9%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended March 31, 2009, we recorded $3.2 million of these costs consisting of (i) $2.2 million of costs to transfer production from Springfield to Oklahoma City and other facility exit costs and (ii) $1.0 million of severance and related costs for employees being terminated as part of the closure of the Springfield facility.

During the three months ended March 31, 2008, we recorded $0.9 million of these costs consisting of (i) 0.7 million of severance primarily related to cost reduction activities and (ii) $0.2 million of certain legal and other professional fees unrelated to ongoing operating activities of the segment.

Segment (Loss) Profit.  Segment (loss) profit decreased to a loss of $1.9 million for the three months ended March 31, 2009 from a profit of $2.6 million (5.8% of segment net sales) for the three months ended March 31, 2008.  This decrease was primarily the result of the costs described above under “Exit, Disposal, Certain Severance and Other Charges,” and to a lesser extent reduced volumes as described above under “Net Sales.”

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $78.4 million at March 31, 2009.  Net cash used in operating activities from continuing operations was $7.4 million for the three-month period then ended.  During the period, we used $19.2 million of cash from our working capital accounts including:

•
$19.2 million for accounts receivable primarily as the result of the timing of a large payment received from a customer in the Logistics segment that was received on the first day of the second quarter rather than during the first quarter;

•	$3.4 million for inventories primarily related to the launch of new, and the expansion of existing, repair programs in our Logistics segment; and

•	$0.2 million for prepaid and other assets;

partially offset by $3.6 million of net cash provided by accounts payable and accrued expenses.

Net cash used in investing activities from continuing operations was $0.9 million for the period, which included $1.1 million of capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts, partially offset by $0.2 million of proceeds in excess of purchases of available-for-sale securities for our nonqualified deferred compensation plan.  Net cash provided by financing activities of $69.9 million was primarily related to the $70.0 million borrowing made under our credit facility to increase our cash position and preserve our financial flexibility in light of the current uncertainty in the capital markets.

For 2009, we estimate $10-$14 million for capital expenditures, consisting of approximately $4-$7 million in support of new business and capacity expansion initiatives in both our Logistics and Drivetrain segments and approximately $6-$7 million in support of maintenance and cost reduction initiatives.

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

We were in compliance with all the credit facility’s covenants as of March 31, 2009.

Our cash position and expected free cash flow for 2009 are expected to provide adequate resources to satisfy foreseeable business obligations.  However, on February 10, 2009, we borrowed $70.0 million under our credit facility in order to increase our cash position and preserve our financial flexibility in light of the current uncertainty in the capital markets.  The proceeds are being held in high-quality, low-risk investments and are not expected to be used in the near term.

As of March 31, 2009, our liquidity includes (i) borrowing capacity under the credit facility of $79.1 million, net of $0.9 million for outstanding letters of credit and (ii) $78.4 million of cash on hand.

As of March 31, 2009, we had not experienced any unusual delays in payments from any of our significant customers.  If any of our customers were to file for protection under U.S. bankruptcy laws, we could be required to deliver to the bankruptcy estate the amount of all payments received from that customer in the 90 days prior to the bankruptcy filing, resulting in a one-time disruption in cash flow from that customer, although we believe we would be able to retain a large portion of those payments because they would be (i) made in the ordinary course of business on ordinary business terms and/or (ii) offset by amounts still owed us by the bankrupt customer and, as such, subject to protection by affirmative defenses.  Any amounts owed but not paid to us by the customer at the time of the bankruptcy filing would be an unsecured claim that would most likely not be resolved for an extended period of time and would most likely be paid at a significant discount, if at all.  We would expect to be able to make up any temporary shortfall in cash flow due to the bankruptcy of a customer from our other sources of cash, including borrowing under our revolving credit facility.

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

Contractual Obligations

Due to the $70.0 million borrowing made under our $150.0 million revolving credit facility, we have updated our contractual obligations from the information previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.  The following table summarizes our contractual obligations from continuing operations expressed in millions of dollars as of March 31, 2009:

	Total	Less than 1 year		1 – 3 years	3 – 5 years		More than 5 years
Debt Obligations:
Principal balance on credit facility	$70.0	$	−	$70.0	$	−	$	−
Letters of credit	0.9		−	0.9		−		−
Interest on credit facility(1)	3.4		1.7	1.7		–		–
Total debt obligations	74.3		1.7	72.6		–		–

Operating lease obligations(2)	21.2		7.3	6.3		4.6		3.0
Purchase obligations(3)	14.2		14.2	−		−		−
Liabilities related to uncertain tax positions(4)	0.5		−	0.5		−		−
Nonqualified deferred compensation(5)	4.8		3.7	0.2		−		0.9
Deferred compensation(6)	0.3		0.1	0.2		−		−
Total	$115.3		$27.0	$79.8		$4.6		$3.9

(1)
Represents estimated interest expense obligations on borrowings outstanding under our credit facility as of March 31, 2009.  Interest is determined assuming the credit facility was terminated on March 31, 2011, its expiration date.  Interest on floating rate debt is estimated using interest rates in effect at March 31, 2009.

(2)
We have several operating leases that expire in 2009 and 2010 with rental commitments of $4.2 million in 2009 and $0.7 million in 2010.  We expect to renew most of these leases with the exception of the lease for the Springfield, Missouri facility, which has a 2009 rental commitment of $0.6 million and is being closed in 2009 (see Note 12 - Exit, Disposal, Certain Severance and Other Charges).  The foregoing table does not reflect the expected renewal of the expiring leases.

(3)
Primarily consist of contractual arrangements in the form of purchase orders and other commitments with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(4)
Represents the portion of our liability related to uncertain tax positions that could have an impact on our liquidity.  The remaining portion of this liability ($1.1 million as of March 31, 2009) is excluded from our contractual obligations as this amount has no related demands on our liquidity due to an offsetting asset classified in refundable income taxes.

(5)
Represents amounts payable to certain of our employees and directors under a nonqualified deferred compensation plan.  Due to the retirement provisions contained in the employee agreement dated January 1, 2009 with our Chairman, the related nonqualified deferred compensation amount of $3.6 million, has been reclassified from the “more than 5 years” category, as disclosed in Form 10-K for the year ended December 31, 2008, to the “less than one year” category as of March 31, 2009.

(6)
Relates to the 1997 acquisition of a former Drivetrain segment business, which requires us to make certain payments to key employees of the seller on various dates subsequent to the closing date.  Through March 31, 2009, we had made $3.3 million of these payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of March 31, 2009, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the three months ended March 31, 2009 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of March 31, 2009, interest rate movements of 100 basis points would result in an approximate $0.4 million increase or decrease to our consolidated net income over a one-year period.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the three months ended March 31, 2009, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $19 thousand.

Item 4.	Controls and Procedures

Our management, including Chief Executive Officer Todd R. Peters, and Chief Financial Officer Ashoka Achuthan, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms."  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of March 31, 2009, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 31, 2009, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ATC TECHNOLOGY CORPORATION

Part II.    Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, certain employees delivered to us 5,445 shares of our outstanding common stock in payment of $70,711 of minimum withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans.  Per the stock incentive plans, the shares delivered to us were valued at an average price of $12.99 per share, the average closing price of our common stock on the vesting dates of the restricted stock.

Following is a summary of treasury stock acquisitions made during the three month period ended March 31, 2009:

Period	Total number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(1)
January 1-31, 2009	3,262		$14.01	3,262	–
February 1-28, 2009	2,183		$11.45	2,183	–
March 1-31, 2009	–	$	−	–	–

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

ATC TECHNOLOGY CORPORATION

Date: April 28, 2009	/s/ Ashoka Achuthan
Ashoka Achuthan, Vice President and Chief Financial Officer

•	Ashoka Achuthan is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.