Form 10-Q
period 2009-06-30
ATC Technology CORP
filed 2009-07-28
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                                                  Accelerated filer   ☒         Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

As of July 24, 2009, there were 19,852,808 shares of common stock of the Registrant outstanding.

ATC TECHNOLOGY CORPORATION

FORM 10-Q

i

ATC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$99,017	$17,188
Short-term investments	3,731	446
Accounts receivable, net	82,658	72,897
Inventories	59,429	63,334
Prepaid and other assets	3,477	4,508
Refundable income taxes	1,071	2,509
Deferred income taxes	9,091	8,943
Assets of discontinued operations	47	52
Total current assets	258,521	169,877

Property, plant and equipment, net	48,401	52,728
Debt issuance costs, net	271	350
Goodwill	16,238	53,229
Deferred income taxes	2,191	-
Long-term investments	1,389	4,680
Other assets	1,208	1,478
Total assets	$328,219	$282,342

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$27,302	$29,221
Accrued expenses	23,126	25,863
Income taxes payable	1,322	4,290
Deferred compensation	3,849	564
Liabilities of discontinued operations	64	453
Total current liabilities	55,663	60,391

Amount drawn on credit facility	70,000	-
Deferred compensation, less current portion	1,585	4,870
Other long-term liabilities	2,159	2,659
Liabilities related to uncertain tax positions	505	1,637
Deferred income taxes	-	8,083

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,761,291 and 27,639,527
as of June 30, 2009 and December 31, 2008, respectively	278	276
Additional paid-in capital	239,115	236,994
Retained earnings	90,795	100,167
Accumulated other comprehensive income (loss)	354	(969)
Common stock held in treasury, at cost - 7,905,197 and 7,868,354 shares
as of June 30, 2009 and December 31, 2008, respectively	(132,235)	(131,766)
Total stockholders' equity	198,307	204,702

Total liabilities and stockholders' equity	$328,219	$282,342

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net sales:
Services	$84,887	$86,512	$162,203	$171,269
Products	33,576	49,110	69,736	93,895
Total net sales	118,463	135,622	231,939	265,164

Cost of sales:
Services	60,479	66,493	115,786	127,626
Products	28,285	40,072	58,923	76,221
Products - exit, disposal, certain severance and other charges	566	-	946	-
Total cost of sales	89,330	106,565	175,655	203,847

Gross profit	29,133	29,057	56,284	61,317

Selling, general and administrative expense	12,440	14,409	25,191	27,779
Amortization of intangible assets	20	36	50	87
Impairment of goodwill	36,991	-	36,991	-
Exit, disposal, certain severance and other charges	1,561	152	4,343	1,118

Operating income (loss)	(21,879)	14,460	(10,291)	32,333

Interest income	67	106	130	406
Other income (expense), net	(2)	28	9	99
Interest expense	(349)	(247)	(607)	(375)

Income (loss) from continuing operations before income taxes	(22,163)	14,347	(10,759)	32,463

Income tax (benefit) expense	(5,565)	5,387	(1,345)	12,418

Income (loss) from continuing operations	(16,598)	8,960	(9,414)	20,045

Gain (loss) from discontinued operations, net of income taxes	42	34	42	(2,478)

Net income (loss)	$(16,556)	$8,994	$(9,372)	$17,567

Per common share - basic:
Income (loss) from continuing operations	$(0.85)	$0.43	$(0.48)	$0.94
Gain (loss) from discontinued operations	$-	$-	$-	$(0.12)
Net income (loss)	$(0.84)	$0.43	$(0.48)	$0.82

Weighted average number of common shares
outstanding	19,631	21,002	19,588	21,422

Per common share - diluted:
Income (loss) from continuing operations	$(0.85)	$0.42	$(0.48)	$0.93
Gain (loss) from discontinued operations	$-	$-	$-	$(0.11)
Net income (loss)	$(0.84)	$0.42	$(0.48)	$0.81

Weighted average number of common and
common equivalent shares outstanding	19,631	21,187	19,588	21,645

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months ended June 30,
	2009	2008
	(Unaudited)
Operating Activities:
Net income (loss)	$(9,372)	$17,567

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities - continuing operations:
Net (gain) loss from discontinued operations	(42)	2,478
Impairment of goodwill	36,991	-
Writedown of other assets	422	-
Depreciation and amortization	7,025	7,348
Noncash stock-based compensation	2,481	2,253
Amortization of debt issuance costs	79	79
Adjustments to provision for losses on accounts receivable	106	8
Loss (gain) on sale of equipment	4	(18)
Deferred income taxes	(10,473)	1,458
Changes in operating assets and liabilities,
net of businesses discontinued/sold:
Accounts receivable	(9,591)	(20,965)
Inventories	4,301	(10,127)
Prepaid and other assets	1,693	(351)
Accounts payable and accrued expenses	(8,861)	(9,307)
Net cash provided by (used) in operating activities - continuing operations	14,763	(9,577)

Net cash provided by (used) in operating activities - discontinued operations	(320)	574

Investing Activities:
Purchases of property, plant and equipment	(2,826)	(7,998)
Purchases of available-for-sale securities	(337)	(2,088)
Proceeds from sales of available-for-sale securities	379	-
Proceeds from sale of equipment	7	22
Net cash used in investing activities - continuing operations	(2,777)	(10,064)

Net cash provided by investing activities - discontinued operations	-	2,537

Financing Activities:
Borrowings on revolving credit facility, net	70,000	6,300
Net change in book overdraft	-	2,340
Proceeds from exercise of stock options	25	205
Tax benefit from stock-based award transactions	1	24
Repurchases of common stock for treasury	(469)	(25,253)
Net cash provided by (used in) financing activities	69,557	(16,384)

Effect of exchange rate changes on cash and cash equivalents	606	(12)

Increase (decrease) in cash and cash equivalents	81,829	(32,926)

Cash and cash equivalents at beginning of period	17,188	40,149
Cash and cash equivalents at end of period	$99,017	$7,223

Cash paid during the period for:
Interest	$491	$314
Income taxes, net	11,838	11,531

See accompanying notes.

ATC TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of ATC Technology Corporation (the “Company”) as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company has evaluated all subsequent events through July 28, 2009, the date these financial statements were issued.

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

Recently Issued Accounting Standards

In May 2009, the FASB issued Statement of Financial Accounting Standards “SFAS” No. 165, Subsequent Events.  The objective of this statement is to establish principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial statements issued after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on the Company’s consolidated financial statements.

Note 2.	Fair Value Measurements

The carrying value of assets and liabilities in the accompanying consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid and other assets, refundable income taxes, accounts payable, accrued expenses, and income taxes payable as of  June 30, 2009 and December 31, 2008, approximate fair value because of the short maturity of these instruments.

The majority of cash and cash equivalents as of June 30, 2009 are invested in money market funds that primarily invest in securities issued by the U.S Government or its agencies.

Due to the Company’s current position in cash and cash equivalents of $99,017 and the terms of its revolving Credit Facility, the Company has concluded that the $70,000 carrying value of its Credit Facility as of June 30, 2009, which is not publicly traded, approximates it fair value.  (See Note 8 − Credit Facility.)

Note 3.	Short-Term Investments

The Company maintains a nonqualified deferred compensation plan for certain employees and directors.  Under the terms of this plan, funds are withheld from the participant’s pre-tax earnings, a portion of which are matched by the Company in certain circumstances, and are placed into a trust in which the use of the trust assets by the Company is restricted to future distributions to plan participants.  The Company classifies its investments related to planned distributions for the next twelve months in short-term investments on the consolidated balance sheets.  Distributions, which are contractually specified by the plan participants as either “in-service” or “post-separation,” can be made in a lump sum payment or in annual installments over a period not to exceed 15 years.  The assets of the trust primarily consist of mutual fund securities and are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy.  The Company applies the provisions of Emerging Issues Task Force “EITF” No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.

Note 4.	Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008

Raw materials, including core inventories	$55,384	$57,621
Work-in-process	822	760
Finished goods	3,223	4,953
	$59,429	$63,334

As of June 30, 2009 and December 31, 2008, the raw materials inventory balances were net of inventory reserves of $6,967 and $6,943, respectively.

Note 5.	Property, Plant and Equipment

Property, plant and equipment of continuing operations, stated at cost less accumulated depreciation, are summarized as follows:

	June 30, 2009	December 31, 2008

Property, plant and equipment	$142,027	$148,864
Accumulated depreciation	(93,626)	(96,136)
	$48,401	$52,728

As part of the Company’s restructuring of its Drivetrain segment, obsolete property, plant and equipment with an original cost totaling $11,387 and accumulated depreciation of $10,920 was disposed of during the six months ended June 30, 2009.  Also during the six months ended June 30, 2009, property, plant, and equipment and accumulated depreciation increased by $2,096 and $1,813, respectively, due to changes in the foreign exchange conversion rate between the U.S dollar and the British pound.

Note 6.	Goodwill

The change in the carrying amount of goodwill by reportable segment is summarized as follows:

	Logistics	Drivetrain		Consolidated
Balance at December 31, 2008	$16,238		$36,991	$53,229
Impairment	−		(36,991)	(36,991)
Balance at June 30, 2009	$16,238	$	−	$16,238

The Company tests its goodwill for impairment annually as of the first day of the fourth quarter of each year unless events or circumstances would require an immediate review.  During the three months ended June 30, 2009, the Company received notice of the impending loss of its automatic transmission remanufacturing program with Honda, a major customer in the Drivetrain segment.  The resulting reduction in estimated future revenues for the North American Drivetrain reporting unit was determined to be an indicator of impairment as described in SFAS No. 142 and as such, the Company performed an interim step one test for the potential impairment of the goodwill related to this reporting unit during the three months ended June 30, 2009.  In estimating the fair value of the North American Drivetrain reporting unit, the Company used a weighted average of the income approach and the market approach.  Under the income approach, the fair value of the reporting unit is estimated based upon the present value of expected future cash flows.  The income approach is dependent on a number of factors including probability weighted estimates of forecasted revenue and operating costs, capital spending, working capital requirements, discount rates and other variables.  Under the market approach, the Company estimated the value of the reporting unit by comparison to a group of businesses with similar characteristics whose securities are actively traded in the public markets.  The Company used peer company multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenues to develop a weighted average estimate of fair value for the market approach.  The resulting estimate of fair value of the reporting unit did not exceed its carrying value, requiring the Company to perform a step two measurement of the impairment loss.  In step two, the implied fair value of the goodwill is estimated by subtracting the fair value of the reporting unit’s tangible, recorded intangible and unrecorded intangible assets from the fair value of the reporting unit.  The impairment loss, if any, is the amount by which the carrying amount of the goodwill exceeds its implied fair value.   As a result of the step two valuation, the Company concluded that the implied fair value of goodwill for the North American Drivetrain reporting unit was zero, and recorded a goodwill impairment charge of $36,991 in its Drivetrain segment during the second quarter of 2009.

The Company’s fair value estimate of goodwill for the North American Drivetrain reporting unit as of June 30, 2009 was based upon level three inputs as defined in SFAS No. 157, Fair Value Measurements, as unobservable inputs in which there is little or no market data, which required the Company to develop its own assumptions as described above.

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

Changes to the Company’s warranty liability are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$1,954	$2,061	$1,885	$2,154
Warranties issued	121	333	261	650
Claims paid / settlements	(526)	(101)	(573)	(482)
Changes in liability for pre-existing warranties	(346)	(393)	(370)	(422)
Balance at end of period	$1,203	$1,900	$1,203	$1,900

Note 8.	Credit Facility

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets.  The credit and security agreements contain several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all of the Credit Facility’s covenants as of June 30, 2009.

Amounts outstanding under the Credit Facility are generally due and payable on March 31, 2011, the expiration date of the credit agreement.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty or capacity reduction.

On February 10, 2009, the Company borrowed $70,000 in principal amount under the Credit Facility in order to increase its cash position and to preserve financial flexibility in light of uncertainty in the credit markets.

As of June 30, 2009, the Company had $70,000 outstanding under the Credit Facility and had $890 of letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $79,110.

Note 9.	Income Taxes

The Company’s consolidated effective tax rate was 25.1% and 12.5% for the three and six months ended June 30, 2009, respectively, and 37.5% and 38.3% for the three and six months ended June 30, 2008, respectively.  The effective tax rate for the three and six months ended June 30, 2009 was lower than the U.S. federal tax rate of 35% primarily due to the $2,902 nondeductible portion of the Drivetrain goodwill impairment charge of $36,991, the state income tax provision, and certain valuation allowances on applicable state deferred tax assets.

During the three months ended June 30, 2009, the Oklahoma courts denied the Company’s petition regarding claims on certain tax credits in its state income tax filings with the State of Oklahoma, and as such the Company has no further recourse.  As a result, the Company has reversed $1,100 from the FIN 48 liability with an offsetting reversal of the current receivable the Company had recorded for these items.  The total liabilities associated with remaining unrecognized tax benefits that, if recognized, would impact the effective tax rates were $505 and $1,637 as of June 30, 2009 and December 31, 2008, respectively.

Note 10.	Comprehensive Income (Loss)

The following table sets forth the computation of comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(16,556)	$8,994	$(9,372)	$17,567
Other comprehensive income (loss):
Currency translation adjustments	1,525	1	1,347	(14)
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	85	–	(24)	(77)
	$(14,946)	$8,995	$(8,049)	$17,476

Note 11.	Repurchases of Common Stock

During the six months ended June 30, 2009, certain employees of the Company delivered to the Company 31,869 shares of the Company’s common stock in payment of $469 of withholding tax obligations arising from the vesting of Restricted Stock awards (see Note 12 − Stock-Based Compensation).  Per the stock incentive plans under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plan and are available for future grant.

In addition, 4,974 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards during the six months ended June 30, 2009.

Note 12.	Stock-Based Compensation

The Company awards (i) stock options and (ii) unvested shares of its common stock (“Restricted Stock”) to its directors and employees and applies the provisions of SFAS No. 123R, Share-Based Payment, to these stock-based awards.  Stock option valuations are estimated by using the Black-Scholes option pricing model, and Restricted Stock awards are measured at the market value of the Company’s common stock on the date of issuance.  For stock-based awards granted by the Company with graded vesting provisions, the Company applies an accelerated attribution method and separately amortizes each vesting tranche over its particular vesting period.

During the six months ended June 30, 2009, the Company granted an aggregate of (i) 264,373 stock options with an exercise price equal to the market price of the Company’s common stock on the date of grant at a weighted average fair value of $4.86 per share and (ii) 120,097 shares of Restricted Stock at a weighted average fair value of $15.04 per share, to non-employee directors, executive officers and certain employees of the Company.

The Company recognized compensation expense related to stock-based awards of $1,195 and $1,257 for the three months ended June 30, 2009 and 2008, respectively, and $2,481 and $2,253 for the six months ended June 30, 2009 and 2008, respectively.

A summary of stock-based award activities during the six months ended June 30, 2009 is presented below:

	Stock Options	Restricted Stock(1)
Outstanding at January 1, 2009	1,747,022	241,526
Granted at market price	264,373	120,097
Exercised	(1,667)	(112,715)
Forfeited/expired	(5,333)	(4,974)
Outstanding at June 30, 2009	2,004,395	243,934
(1) Restricted stock becomes unrestricted at the time the awards vest.

Note 13.	Segment Information

Within the Company, financial performance is measured by lines of business.  The Company aggregates certain of its operating units to form two reportable segments: the Logistics segment and the Drivetrain segment.  The Logistics segment provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. The principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T, TomTom, Nokia, LG, T-Mobile, TiVo, SonyEricsson, GM and Delphi.  The Drivetrain segment primarily sells remanufactured transmissions to Ford, Honda, Allison, Chrysler, GM and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines primarily to certain OEMs in Europe.  (See Note 6 − "Goodwill" for a discussion regarding the impending loss of the Company's remanufactured transmission business with Honda.)  The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

The Company evaluates performance based upon operating income.  The reportable segments’ accounting policies are the same as those of the Company.  In 2008, the Company allocated fixed corporate overhead equally to each of the Company’s reportable segments.  In 2009, as the result of (i) growth in the Logistics segment and (ii) a reduction in volumes for the Drivetrain segment, approximately 75% of the fixed corporate overhead is being allocated to the Logistics segment and 25% to the Drivetrain segment, while certain costs that are variable in nature are allocated to the segment for whose benefit the costs are incurred.  Internal information systems costs are allocated based upon usage estimates.

The following table summarizes financial information relating to the Company’s reportable segments:

	Logistics	Drivetrain	Consolidated
For the three months ended June 30, 2009:
Net sales from external customers	$84,887	$33,576	$118,463
Impairment of goodwill	–	36,991	36,991
Exit, disposal, certain severance and other charges	–	2,127	2,127
Operating income (loss)	15,660	(37,539)	(21,879)

For the three months ended June 30, 2008:
Net sales from external customers	$86,512	$49,110	$135,622
Exit, disposal, certain severance and other charges	152	–	152
Operating income	11,396	3,064	14,460

For the six months ended June 30, 2009:
Net sales from external customers	$162,203	$69,736	$231,939
Impairment of goodwill	–	36,991	36,991
Exit, disposal, certain severance and other charges	(5)	5,294	5,289
Operating income (loss)	29,158	(39,449)	(10,291)

For the six months ended June 30, 2008:
Net sales from external customers	$171,269	$93,895	$265,164
Exit, disposal, certain severance and other charges	250	868	1,118
Operating income	26,709	5,624	32,333

Total assets as of June 30, 2009 and December 31, 2008 were $123,543 and $124,959 for Logistics, respectively, $105,869 and $27,379 for Corporate, respectively, and $98,760 and $129,952 for Drivetrain, respectively.

Note 14.	Exit, Disposal, Certain Severance and Other Charges

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

During 2008, the Company’s Drivetrain customers and the supporting supply base experienced unprecedented distress due to the economic slowdown and adverse changes in the North American vehicle industry.  On December 9, 2008, the Company announced the restructuring of its Drivetrain operations, including the closure of its Springfield, Missouri automatic transmission remanufacturing facility and the consolidation of the Springfield operations with the Drivetrain operations in Oklahoma City, Oklahoma.  The decision to consolidate these remanufacturing plants was primarily driven by reduced customer volumes and the need for a comprehensive restructuring of the Drivetrain business to align its capacity with lower customer demand levels during a prolonged economic downturn.  Production lines were moved in stages in order to provide uninterrupted delivery of product to the Company’s customers.  As of June 30, 2009, all production had been transferred from the Springfield facility to the Oklahoma City operations.

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

During the three months ending March 31, 2009, the Company recorded $3,167 of restructuring costs, which included:

(i)	$2,143 of costs to transfer production lines to its Oklahoma City facility and exit the Springfield facility, including $380 of costs classified as cost of sales – products; and

(ii)	$1,024 of severance costs for employees being terminated as part of the closure of the Springfield facility.

During the three months ending June 30, 2009, the Company recorded $2,127 of restructuring costs, which included:

(i)	$1,771 of costs to exit the Springfield facility and transfer production lines to its Oklahoma City facility, including $566 of costs classified as cost of sales – products; and

(ii)	$356 of severance costs for employees being terminated as part of the closure of the Springfield facility.

The following is an analysis of the reserves related to this activity:

	Termination Benefits	Exit/Other Costs	Loss on Write-Down of Assets	Total
Total amount of expense incurred to date and expected to be incurred	$3,276	$3,342	$8,344	$14,962

Reserve as of December 31, 2008	$1,478	$30	$1,016	$2,524
Provision	1,380	3,184	730	5,294
Payments	(1,968)	(2,843)	−	(4,811)
Asset write-offs	−	−	(730)	(730)
Currency translation adjustment	−	−	112	112
Reserve as of June 30, 2009	$890	$371	$1,128	$2,389

The balance in the loss on write-down of assets of $1,128 as of June 30, 2009 is included in inventory reserves.

Note 15.	Discontinued Operations

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

During 2006, the Company discontinued its Independent Aftermarket businesses.  These businesses, which had incurred losses since their beginning, remanufactured engines and distributed non-OEM branded remanufactured engines and transmissions directly to independent transmission and general repair shops and certain aftermarket parts retailers.  The Company received proceeds of $2,051 for the sale of the Independent Aftermarket engine business and ceased the operations of the Independent Aftermarket transmission business, with the exception of contractual obligations for the warranty replacement for units sold prior to its closure. As of June 30, 2009 and December 31, 2008, the current liabilities of the discontinued Independent Aftermarket businesses were primarily related to a warranty accrual to service the run-out of warranty claims on sales made prior to the closure of the transmission business.

Details of the loss from discontinued operations are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2009		2008	2009		2008
NuVinci:
Loss from sale and exit	$	−	$(163)	$	−	$(1,891)
Operating loss		−	(38)		−	(2,401)
Loss before income taxes		−	(201)		−	(4,292)
Income tax benefit		−	207		−	1,801
Loss from NuVinci project, net of income taxes		−	6		−	(2,491)

Independent Aftermarket:
Income before income taxes		66	45		66	21
Income tax expense		(24)	(17)		(24)	(8)
Gain from Independent Aftermarket, net of income taxes		42	28		42	13
Gain (loss) from discontinued operations, net of income taxes		$42	$34		$42	$(2,478)

During the three and six months ended June 30, 2008, net sales from the NuVinci project were $11 and $752, respectively.

Details of assets and liabilities of discontinued operations are as follows:

	June 30, 2009	December 31, 2008
Assets:
NuVinci:
Accounts receivable	$47	$52
Total assets of discontinued operations	$47	$52

Liabilities:
NuVinci:
Current liabilities	$64	$363
Independent Aftermarket:
Current liabilities	−	90
Total liabilities of discontinued operations	$64	$453

Note 16.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations	$(16,598)	$8,960	$(9,414)	$20,045

Denominator:
Weighted-average common shares outstanding	19,631,057	21,002,308	19,587,619	21,422,372
Common stock equivalents	−	185,011	−	222,292
Denominator for diluted earnings per common share	19,631,057	21,187,319	19,587,619	21,644,664

Per common share - basic	$(0.85)	$0.43	$(0.48)	$0.94
Per common share - diluted	$(0.85)	$0.42	$(0.48)	$0.93

Due to the loss reported in 2009, the 2009 share calculations exclude the antidilutive effect of stock options and Restricted Stock which would have been 63,531 and 97,071 had the Company not reported a loss for the three and six months ended June 30, 2009, respectively.

Note 17.	Contingencies

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due.  Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on our financial statements.  Our net write-offs were $0.1 million for each of the years ended December 31, 2008, 2007 and 2006.  For each of the six months ended June 30, 2009 and 2008, our net write-offs were less than $0.1 million.  As of June 30, 2009, we had $82.7 million of accounts receivable, net of allowance for doubtful accounts of $0.6 million.  See "Liquidity and Capital Resources" for a discussion of our accounts receivables with two of our customers (Chrysler and General Motors) who have recently filed bankruptcy cases.

Inventory Valuation.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required.  Although no assurance can be given, these write-downs would not be expected to have a material adverse effect on our financial statements.  During 2008, as part of the restructuring and consolidation of our Drivetrain business and changes in the economic and financial condition of the automotive sector, we revised our estimates of net realizable value for inventory in our Drivetrain businesses.  For the years ended December 31, 2008, 2007 and 2006, we recorded charges for excess and obsolete inventory of approximately $10.4 million (including $7.3 million classified as exit, disposal, certain severance and other charges), $4.4 million (including $1.4 million classified as exit, disposal, certain severance and other charges), and $1.7 million, respectively.  For the six months ended June 30, 2009 and 2008, we recorded charges for excess and obsolete inventory of approximately $1.3 million and $1.2 million, respectively.  As of June 30, 2009 we had inventory of $59.4 million, net of a reserve for excess and obsolete inventory of $7.0 million.

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

During the three months ended June 30, 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, a major customer in our Drivetrain segment.  The resulting reduction in estimated future revenues for the North American Drivetrain reporting unit was determined to be an indicator of impairment as described in SFAS No. 142 and as such, we performed an interim step one test for the potential impairment of the goodwill related to this reporting unit during the quarter ended June 30, 2009.  In estimating the fair value of the North American Drivetrain reporting unit, we used a weighted average of the income approach and the market approach.  Under the income approach, the fair value of the reporting unit is estimated based upon the present value of expected future cash flows.  The income approach is dependent on a number of factors including probability weighted estimates of forecasted revenue and operating costs, capital spending, working capital requirements, discount rates and other variables.  Under the market approach, we estimated the value of the reporting unit by comparison to a group of businesses with similar characteristics whose securities are actively traded in the public markets.  We used peer company multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenues to develop a weighted average estimate of fair value for the market approach.  The resulting estimate of fair value of the reporting unit did not exceed its carrying value, requiring us to perform a step two measurement of the impairment loss.  In step two, the implied fair value of the goodwill is estimated by subtracting the fair value of the reporting unit’s tangible, recorded intangible and unrecorded intangible assets from the fair value of the reporting unit.  The impairment loss, if any, is the amount by which the carrying amount of the goodwill exceeds its implied fair value.  As a result of the step two valuation, we concluded that the implied fair value of goodwill for the North American Drivetrain reporting unit was zero, and recorded a goodwill impairment charge of $37.0 million in our Drivetrain segment during the three months ended June 30, 2009.

Our fair value estimate of goodwill for the North American Drivetrain reporting unit as of June 30, 2009 was based upon level three inputs as defined in SFAS No. 157, Fair Value Measurements, as unobservable inputs in which there is little or no market data, which required us to develop our own assumptions as described above.

As of June 30, 2009, goodwill was recorded at a carrying value of approximately $16.2 million and is entirely attributable to our Logistics segment.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies.  A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.  During the six months ended June 30, 2009, the Company’s valuation allowance decreased due to the decision to remove certain state net operating loss carryforwards that had full valuation allowances recorded against them in states where we no longer do business, which was partially offset by recording a new valuation allowance against certain state net operating losses in connection with the goodwill impairment recorded in our Drivetrain segment. Our valuation allowances, primarily related to tax benefits associated with state loss carryforwards, were $2.6 million and $6.3 million as of June 30, 2009 and December 31, 2008, respectively.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures.  For the years ended December 31, 2008, 2007 and 2006, we (i) recorded charges for estimated warranty costs for sales made in the respective year of approximately $1.0 million, $1.6 million and $1.3 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.7 million, $0.8 million and $1.3 million, respectively.  For the six months ended June 30, 2009 and 2008, we (i) recorded charges for estimated warranty costs of approximately $0.3 million and $0.7 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.6 million and $0.5 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions are not expected to have a material adverse effect on our financial statements.

Accounting for Stock-Based Awards.  We apply the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, and adopted this standard using the modified prospective transition method.  Our stock option valuations are estimated by using the Black-Scholes option pricing model, and restricted stock awards are measured at the market value of our common stock on the date of issuance.  Our Black-Scholes option pricing model assumes no dividends and includes assumptions for (i) expected volatility based on the historical volatility of our stock over a term equal to the expected term of the option granted, (ii) risk-free interest rates based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted, and (iii) expected term which represents the period of time that a stock option award is expected to be outstanding before being exercised or cancelled.  During the six months ended June 30, 2009, we awarded an aggregate of 264,373 stock options and 120,097 shares of restricted stock to non-employee directors, executive officers and certain employees.  Total estimated compensation expense of $3.0 million related to awards granted during the first six months of 2009 is being amortized over the requisite service period.  For all stock-based awards outstanding as of June 30, 2009, we have yet to record, on a pre-tax basis, an estimated total of $4.6 million of compensation expense to be recognized over a weighted-average period of 1.4 years.

Results of Operations for the Three-Month Period Ended June 30, 2009 Compared to the Three-Month Period Ended June 30, 2008.

During the second quarter of 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, a major customer in our Drivetrain segment.  This change in our North American Drivetrain business triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of our North American Drivetrain reporting unit no longer supported the assigned goodwill and recorded a goodwill impairment charge during the second quarter of 2009 of $37.0 million ($26.0 million net of income tax benefits which includes $0.9 million of expense primarily related to certain valuation allowances on applicable state deferred tax assets).

Income (loss) from continuing operations decreased $25.6 million to a loss of $16.6 million for the three months ended June 30, 2009 from income of $9.0 million for the three months ended June 30, 2008.  On a per share basis, we reported a loss from continuing operations of $0.85 for the three months ended June 30, 2009 as compared to income from continuing operations of $0.42 per diluted share for the three months ended June 30, 2008.  Our results for 2009 included (i) a goodwill impairment charge of $26.0 million (net of tax) in our Drivetrain segment and (ii) exit, disposal, certain severance and other charges of $1.3 million (net of tax) in the Drivetrain segment. Our results for 2008 included exit, disposal, certain severance and other charges of $0.1 million (net of tax).  Excluding these charges, income from continuing operations increased primarily as a result of:

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives; and

•	the launch and ramp-up of new business in our Logistics segment;

partially offset by:

•
reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs;

•	lower sales to TomTom in 2009 following the ramp-up of new service offerings and an increase in inventory in their distribution channels in the second quarter of 2008; and

•	scheduled price concessions to certain customers, primarily in our Logistics segment, granted in connection with previous contract renewals.

Net Sales

Net sales decreased $17.1 million, or 12.6%, to $118.5 million for the three months ended June 30, 2009 from $135.6 million for the three months ended June 30, 2008.  This decrease was primarily due to:

•
reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs;

•	lower sales to TomTom in 2009 following the ramp-up of new service offerings and an increase in inventory in their distribution channels in the second quarter of 2008;

•	nominal sales in 2009 for two Logistics segment programs that were substantially completed in 2008; and

•	scheduled price concessions to certain customers, primarily in our Logistics segment, granted in connection with previous contract renewals;

partially offset by the launch and ramp-up of new business in our Logistics segment.

Of our net sales for the three months ended June 30, 2009 and 2008, AT&T accounted for 51.4% and 38.4%, Ford accounted for 10.1% and 12.1%, TomTom accounted for 8.6% and 16.5%, and Honda accounted for 7.1% and 9.6%, respectively.

Gross Profit

Gross profit remained constant at $29.1 million for the three months ended June 30, 2009 and 2008.  As a percentage of net sales, gross profit increased to 24.6% for 2009 from 21.4% for 2008.  The increase was primarily due to benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, and the factors described above under “Net Sales.”

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense decreased $2.0 million, or 13.9%, to $12.4 million for the three months ended June 30, 2009 from $14.4 million for the three months ended June 30, 2008.  The decrease was primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives and a reduction in cost for incentive compensation programs.  As a percentage of net sales, SG&A expense decreased slightly to 10.5% for the three months ended June 30, 2009 from 10.6% for the three months ended June 30, 2008.

Impairment of Goodwill

During the second quarter of 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, a major customer in our Drivetrain segment.  This change in our North American Drivetrain business triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of our North American Drivetrain reporting unit no longer supported the assigned goodwill and recorded a goodwill impairment charge during the second quarter of 2009 of $37.0 million ($26.0 million net of income tax benefits which includes $0.9 million of expense primarily related to certain valuation allowances on applicable state deferred tax assets).  There were no similar costs recorded during the three months ended June 30, 2008.

Exit, Disposal, Certain Severance and Other Charges

During 2008, our Drivetrain customers and the supporting supply base experienced unprecedented distress due to the economic slowdown and adverse changes in the North American vehicle industry.  As a result, during 2008 we began to take actions to restructure our Drivetrain operations, including the closure and consolidation of our Springfield, Missouri automatic transmission remanufacturing operations into our Drivetrain operations located in Oklahoma City, Oklahoma.  In connection with this restructuring, we recorded pre-tax charges of $2.1 million ($1.3 million net of tax) during the three months ended June 30, 2009, consisting of (i) $1.8 million ($1.1 million net of tax) of costs to exit the Springfield facility and transfer production to the Oklahoma City facility (including $0.6 million of costs classified as cost of sales – products) and (ii) $0.3 million ($0.2 million net of tax) of severance and related costs for employees being terminated as part of the closure of the Springfield facility.  As of June 30, 2009, this consolidation and restructuring, which is expected to result in pre-tax annual cost savings of $6 million, was substantially complete and we do not expect to incur any significant additional costs over the remainder of 2009.

As a result of the impending loss of the Honda transmission remanufacturing program, we have identified additional cost reduction actions and expect to record pre-tax charges of approximately $1.5 million for severance and related termination benefits during the second half of 2009.

During the three months ended June 30, 2008, we recorded $0.2 million ($0.1 million net of tax) of exit, disposal, certain severance and other charges consisting of termination benefits related to specific cost reduction activities and the reorganization of certain functions within the Logistics segment’s information technology group.

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

Operating Income (Loss)

Operating income (loss) decreased to a loss of $21.9 million for the three months ended June 30, 2009 from income of $14.5 million for the three months ended June 30, 2008.  This decrease was primarily due to the $37.0 million goodwill impairment charge recorded in 2009 coupled with the factors described above under “Exit, Disposal, Certain Severance and Other Charges,” partially offset by the factors described above under “Selling, General and Administrative Expense.”

Income Tax Expense (Benefit)

During the three months ended June 30, 2009, we reported a net income tax benefit of $5.6 million on our pre-tax loss from continuing operations of $22.2 million.  This net tax benefit includes a benefit of $11.1 million (net of $0.9 million of tax expense primarily related to certain valuation allowances on applicable state deferred tax assets) related to the goodwill impairment charge of $37.0 million.  The normalized effective income tax rate (excluding the impact of the goodwill impairment charge) for the three months ended June 30, 2009 was approximately 37.0%, as compared to 37.5% for 2008.  This decrease was primarily due to the change in mix of our taxable income by state.

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2009		2008
Net sales	$84.9	100.0%	$86.5	100.0%
Segment profit	$15.7	18.5%	$11.4	13.2%

Net Sales.  Net sales decreased $1.6 million, or 1.8%, to $84.9 million for the three months ended June 30, 2009 from $86.5 million for the three months ended June 30, 2008.  This decrease was primarily related to:

•	lower sales to TomTom in 2009 following the ramp-up of new service offerings and an increase in inventory in their distribution channels in the second quarter of 2008;

•	nominal sales in 2009 for two programs that were substantially completed in 2008; and

•	scheduled price concessions granted to certain customers in connection with previous contract renewals;

partially offset by the launch and ramp-up of new business.

Of our segment net sales for the three months ended June 30, 2009 and 2008, AT&T accounted for 71.7% and 60.2% and TomTom accounted for 12.0% and 25.9%, respectively.

Segment Profit.  Segment profit increased $4.3 million, or 37.7%, to $15.7 million (18.5% of segment net sales) for the three months ended June 30, 2009 from $11.4 million (13.2% of segment net sales) for the three months ended June 30, 2008.  The increase was primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, and the factors described above under “Net Sales.”

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended June 30, 2008, we recorded $0.2 million of these costs for severance costs related to specific cost reduction activities and the reorganization of certain functions within the segment’s information technology group.  There were no similar costs recorded in 2009.

Drivetrain Segment

The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2009		2008
Net sales	$33.6	100.0%		$49.1	100.0%
Impairment of goodwill	$37.0	110.1%	$	−	−
Exit, disposal, certain severance and other charges	$2.1	6.3%	$	−	−
Segment profit (loss)	$(37.5)	−		$3.1	6.3%

Net Sales.  Net sales decreased $15.5 million, or 31.6%, to $33.6 million for the three months ended June 30, 2009 from $49.1 million for the three months ended June 30, 2008.  The decrease was primarily due to reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs.

Of our segment net sales for the three months ended June 30, 2009 and 2008, Ford accounted for 35.7% and 33.5% and Honda accounted for 24.9% and 26.5%, respectively.

Impairment of Goodwill.  During the second quarter of 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, a major customer in our Drivetrain segment.  This change in our North American Drivetrain business triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of our North American Drivetrain reporting unit no longer supported the assigned goodwill and recorded a goodwill impairment charge during the second quarter of 2009 of $37.0 million ($26.0 million net of income tax benefits which include $0.9 million of expense primarily related to certain valuation allowances on applicable state deferred tax assets).  There were no similar costs recorded during the three months ended June 30, 2008.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended June 30, 2009, we recorded $2.1 million of these costs, consisting of (i) $1.8 million of costs to exit the Springfield facility and transfer production to the Oklahoma City facility and (ii) $0.3 million of severance and related costs for employees being terminated as part of the closure of the Springfield facility.  There were no similar costs recorded during the three months ended June 30, 2008.

As a result of the impending loss of the Honda transmission remanufacturing program, we have identified additional cost reduction actions and expect to record pre-tax charges of approximately $1.5 million for severance and related termination benefits during the second half of 2009.

Segment Profit (Loss).  Segment profit (loss) decreased to a loss of $37.5 million for the three months ended June 30, 2009 from a profit of $3.1 million (6.3% segment net sales) for the three months ended June 30, 2008.  This decrease was primarily the result of the costs described above under “Impairment of Goodwill” and “Exit, Disposal, Certain Severance and Other Charges,” and to a lesser extent reduced volumes as described above under “Net Sales.”

Results of Operations for the Six-Month Period Ended June 30, 2009 Compared to the Six-Month Period Ended June 30, 2008.

Income (loss) from continuing operations decreased $29.4 million, to a loss of $9.4 million for the six months ended June 30, 2009 from income of $20.0 million for the six months ended June 30, 2008.  On a per share basis, we reported a loss from continuing operations of $0.48 for the six months ended June 30, 2009 as compared to income from continuing operations of $0.93 per diluted share for the six months ended June 30, 2008.  Our results for 2009 included (i) a goodwill impairment charge of $26.0 million (net of tax) in our Drivetrain segment and (ii) exit, disposal, certain severance and other charges of $3.3 million (net of tax) in the Drivetrain segment.  Our results for 2008 included exit, disposal, certain severance and other charges of $0.7 million (net of tax).  Excluding these charges, income from continuing operations decreased primarily as a result of:

•
reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs;

•	nominal sales in 2009 for two Logistics segment programs that were substantially completed in 2008;

•	lower sales to TomTom in 2009, due to comparative changes in the level of retail inventories and to the launch and ramp-up of new services in the first half of 2008; and

•	scheduled price concessions to certain customers, primarily in our Logistics segment, granted in connection with previous contract renewals;

partially offset by:

•	the launch and ramp-up of new business in our Logistics segment; and

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.

Net Sales

Net sales decreased $33.3 million, or 12.6%, to $231.9 million for the six months ended June 30, 2009 from $265.2 million for the six months ended June 30, 2008.  This decrease was primarily due to:

•
reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs;

•	lower sales to TomTom in 2009, due to comparative changes in the level of retail inventories and to the launch and ramp-up of new services in the first half of 2008;

•	nominal sales in 2009 for two Logistics segment programs that were substantially completed in 2008; and

•	scheduled price concessions to certain customers, primarily in our Logistics segment, granted in connection with previous contract renewals;

partially offset by the launch and ramp-up of new business in our Logistics segment.

Of our net sales for the six months ended June 30, 2009 and 2008, AT&T accounted for 51.0% and 39.5%, Ford accounted for 10.5% and 11.5%, Honda accounted for 8.5% and 9.6%, and TomTom accounted for 7.6% and 13.7%, respectively.

Gross Profit

Gross profit decreased $5.0 million, or 8.2%, to $56.3 million for the six months ended June 30, 2009 from $61.3 million for the six months ended June 30, 2008.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  As a percentage of net sales, gross profit increased to 24.3% for 2009 from 23.1% for 2008.

Selling, General and Administrative Expense

SG&A expense decreased $2.6 million, or 9.4%, to $25.2 million for the six months ended June 30, 2009 from $27.8 million for the six months ended June 30, 2008.  The decrease was primarily the result of the benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, and a reduction in cost for incentive compensation programs.  As a percentage of net sales, SG&A expense increased to 10.9% for the six months ended June 30, 2009 from 10.5% for the six months ended June 30, 2008.

Impairment of Goodwill.

During the second quarter of 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, a major customer in our Drivetrain segment.  This change in our North American Drivetrain business triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of our North American Drivetrain reporting unit no longer supported the assigned goodwill and recorded a goodwill impairment charge during the second quarter of 2009 of $37.0 million ($26.0 million net of income tax benefits which include $0.9 million of expense primarily related to certain valuation allowances on applicable state deferred tax assets).  There were no similar costs recorded during the six months ended June 30, 2008.

Exit, Disposal, Certain Severance and Other Charges

During 2008, our Drivetrain customers and the supporting supply base experienced unprecedented distress due to the economic slowdown and adverse changes in the North American vehicle industry.  As a result, during 2008 we began to take actions to restructure our Drivetrain operations, including the closure and consolidation of our Springfield, Missouri automatic transmission remanufacturing operations into our Drivetrain operations located in Oklahoma City, Oklahoma.  In connection with this restructuring, we recorded pre-tax charges of $5.3 million ($3.3 million net of tax) during the six months ended June 30, 2009, consisting of (i) $3.9 million ($2.4 million net of tax) of costs to transfer production from the Springfield facility to the Oklahoma City facility and other facility exit costs (including $0.9 million of costs classified as cost of sales – products) and (ii) $1.4 million ($0.9 million net of tax) of severance and related costs for employees being terminated as part of the closure of the Springfield facility.  As of June 30, 2009, this consolidation and restructuring, which is expected to result in pre-tax annual cost savings of $6 million, was substantially complete and we do not expect to incur any significant additional costs over the remainder of 2009.

As a result of the impending loss of the Honda transmission remanufacturing program, we have identified additional cost reduction actions and expect to record pre-tax charges of approximately $1.5 million for severance and related termination benefits during the second half of 2009.

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

Operating Income (Loss)

Operating income (loss) decreased to a loss of $10.3 million for the six months ended June 30, 2009 from income of $32.3 million for the six months ended June 30, 2008.  This decrease was primarily due to the $37.0 million goodwill impairment charge recorded in 2009 coupled with the factors described above under “Exit, Disposal, Certain Severance and Other Charges.”

Interest Income

Interest income decreased to $0.1 million for the six months ended June 30, 2009 from $0.4 million for the six months ended June 30, 2008.  This decrease was primarily attributable to lower interest rates in 2009 as compared to 2008.

Interest Expense

Interest expense increased to $0.6 million for the six months ended June 30, 2009 from $0.4 million for the six months ended June 30, 2008.  This increase was primarily due to the $70.0 million borrowing we made under our credit facility during 2009 to increase our cash position and preserve our financial flexibility in light of uncertainty in the capital markets.

Income Tax Expense (Benefit)

During the six months ended June 30, 2009, we reported a net income tax benefit of $1.3 million on our pre-tax loss from continuing operations of $10.8 million. This net tax benefit includes a benefit of $11.1 million (net of $0.9 million of tax expense primarily related to certain valuation allowances on applicable state deferred tax assets) related to the goodwill impairment charge of $37.0 million recorded during the six months ended June 30, 2009.  The normalized effective income tax rate (excluding the impact of the goodwill impairment charge) for the six months ended June 30, 2009 was approximately 37.0%, as compared to 38.3% for 2008.  This decrease was primarily due to the change in mix of our taxable income by state.

Discontinued Operations

During 2008 we recorded after-tax losses from discontinued operations of $2.5 million.

During the three months ended March 31, 2008, we concluded that the potential return on the investment for our NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold certain tangible and intangible assets related to the NuVinci project to Fallbrook Technologies Inc. for a total of $6.1 million.  The after-tax loss of $2.5 million for 2008 is primarily related to our discontinued NuVinci CVP project.  On a pre-tax basis, the loss of $4.3 million included $2.4 million of operating losses from NuVinci and a charge of $1.9 million related to the exit from this project, which consisted of charges of (i) $1.0 million for termination benefits, (ii) $0.5 million for certain inventory deemed unusable by Fallbrook, (iii) $0.2 million primarily related to the write-off of capitalized patent development costs, and (iv) $0.2 million related to the disposal of certain fixed assets.  There were no similar costs recorded in 2009.

See Note 15. “Discontinued Operations.”

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2009		2008
Net sales	$162.2	100.0%	$171.3	100.0%
Segment profit	$29.2	18.0%	$26.7	15.6%

Net Sales.  Net sales decreased $9.1 million, or 5.3%, to $162.2 million for the six months ended June 30, 2009 from $171.3 million for the six months ended June 30, 2008.  This decrease was primarily related to:

•	lower sales to TomTom in 2009, due to comparative changes in the level of retail inventories and to the launch and ramp-up of new services in the first half of 2008;

•	nominal sales in 2009 for two programs that were substantially completed in 2008; and

•	scheduled price concessions granted to certain customers in connection with previous contract renewals;

partially offset by the launch and ramp-up of new business.

Of our segment net sales for the six months ended June 30, 2009 and 2008, AT&T accounted for 72.9% and 61.1% and TomTom accounted for 10.9% and 21.2%, respectively.

Segment Profit.  Segment profit increased $2.5 million, or 9.4%, to $29.2 million (18.0% of segment net sales) for the six months ended June 30, 2009 from $26.7 million (15.6% of segment net sales) for the six months ended June 30, 2008.  The increase was primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, and the factors described above under “Net Sales.”

Exit, Disposal, Certain Severance and Other Charges.  During the six months ended June 30, 2008, we recorded $0.2 million of these costs for severance related to specific cost reduction activities and the reorganization of certain functions within the segment’s information technology group.  There were no similar costs recorded in 2009.

Drivetrain Segment

The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2009		2008
Net sales	$69.7	100.0%		$93.9	100.0%
Impairment of goodwill	$37.0	53.1%	$	−	−
Exit, disposal, certain severance and other charges	$5.3	7.6%		$0.9	1.0%
Segment profit (loss)	$(39.5)	−		$5.6	6.0%

Net Sales.  Net sales decreased $24.2 million, or 25.8%, to $69.7 million for the six months ended June 30, 2009 from $93.9 million for the six months ended June 30, 2008.  The decrease was primarily due to reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs.

Of our segment net sales for the six months ended June 30, 2009 and 2008, Ford accounted for 34.8% and 32.6% and Honda accounted for 28.3% and 27.2%, respectively.

Impairment of Goodwill.  During the second quarter of 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, a major customer in our Drivetrain segment.  This change in our North American Drivetrain business triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of our North American Drivetrain reporting unit no longer supported the assigned goodwill and recorded a goodwill impairment charge during the second quarter of 2009 of $37.0 million ($26.0 million net of income tax benefits which include $0.9 million of expense primarily related to certain valuation allowances on applicable state deferred tax assets).  There were no similar costs recorded during the six months ended June 30, 2008.

Exit, Disposal, Certain Severance and Other Charges. During the six months ended June 30, 2009, we recorded $5.3 million of these costs, consisting of (i) $3.9 million of costs to transfer production from Springfield to Oklahoma City and other facility exit costs and (ii) $1.4 million of severance and related costs for employees being terminated as part of the closure of the Springfield facility.  As a result of the impending loss of the Honda transmission remanufacturing program, we have identified additional cost reduction actions and expect to record pre-tax charges of approximately $1.5 million for severance and related termination benefits during the second half of 2009.  During the six months ended June 30, 2008, we recorded $0.9 million of these costs, consisting of (i) 0.7 million of severance primarily related to cost reduction activities and (ii) $0.2 million of certain legal and other professional fees unrelated to ongoing operating activities of the segment.

Segment Profit (Loss).  Segment profit (loss) decreased to a loss of $39.5 million for the six months ended June 30, 2009 from a profit of $5.6 million (6.0% of segment net sales) for the six months ended June 30, 2008.  This decrease was primarily the result of the costs described above under “Impairment of Goodwill” and “Exit, Disposal, Certain Severance and Other Charges,” and to a lesser extent reduced volumes as described above under “Net Sales.”

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $99.0 million at June 30, 2009.    Net cash provided by operating activities from continuing operations was $14.8 million for the six-month period then ended.  During the period, we used $12.5 million of cash from our working capital accounts which included:

•
$9.6 million for accounts receivable primarily as the result of (i) certain amounts that were paid after the end of the quarter and (ii) the delayed payment of certain amounts due from customers going through the bankruptcy process; and

•
$8.9 million for accounts payable and accrued expenses primarily due to (i) federal and state income tax payments, (ii) the use of $3.1 million in cash for payments of our 2008 incentive compensation and (iii) changes in our accounts payable balances;

partially offset,

•	$4.3 million from reduced inventories primarily related to a planned reduction in inventory in the Logistics segment; and

•	$1.7 million from prepaid and other assets.

Net cash used in investing activities from continuing operations was $2.8 million for the period primarily for capital spending related to machinery and equipment for new business initiatives and capacity maintenance.  Net cash provided by financing activities of $69.6 million was primarily related to the $70.0 million borrowing made under our credit facility to increase our cash position and preserve our financial flexibility in light of uncertainty in the capital markets.

For 2009, we estimate $9-$11 million for capital expenditures, consisting of approximately $4-$6 million in support of new business and capacity expansion initiatives in both our Logistics and Drivetrain segments and approximately $5 million in support of maintenance and cost reduction initiatives.

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

We were in compliance with all the credit facility’s covenants as of June 30, 2009.

Our cash position and expected free cash flow for 2009 are expected to provide adequate resources to satisfy foreseeable business obligations.  However, on February 10, 2009, we borrowed $70.0 million under our credit facility in order to increase our cash position and preserve our financial flexibility in light of uncertainty in the capital markets.  The proceeds are being held in high-quality, low-risk investments and are not expected to be used in the near term.

As of June 30, 2009, our liquidity includes (i) borrowing capacity under the credit facility of $79.1 million, net of $0.9 million for outstanding letters of credit and (ii) $99.0 million of cash on hand.

Two of our customers (Chrysler and General Motors) filed for bankruptcy protection under U.S. bankruptcy laws during the three months ended June 30, 2009.  As of June 30, 2009, we had received substantially all the pre-bankruptcy net amount owed to us from Chrysler, and we expect to receive the net pre-bankruptcy amounts due from GM.  We have received notification from both Chrysler and GM that all our contracts have been or will be assumed by the post-bankruptcy entities.  Current delays in receiving payment for post-bankruptcy shipments to these customers have not been material to our operations.

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

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of June 30, 2009, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the six months ended June 30, 2009 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of June 30, 2009, interest rate movements of 100 basis points would result in an approximate $0.4 million increase or decrease to our consolidated net income over a one-year period.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the six months ended June 30, 2009, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $38 thousand.

Item 4.	Controls and Procedures

Our management, including Chief Executive Officer Todd R. Peters, and Chief Financial Officer Ashoka Achuthan, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms."  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of June 30, 2009, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after June 30, 2009, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ATC TECHNOLOGY CORPORATION

Part II.    Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, certain employees delivered to us 26,424 shares of our outstanding common stock in payment of $398,765 of minimum withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans.  Per the stock incentive plans, the shares delivered to us were valued at an average price of $15.09 per share, the average closing price of our common stock on the vesting dates of the restricted stock.

Following is a summary of treasury stock acquisitions made during the three month period ended June 30, 2009:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(1)
April 1-30, 2009	–	$–	–	–
May 1-31, 2009	–	$–	–	–
June 1-30, 2009	26,424	$15.09	26,424	–

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

The 2009 annual meeting of stockholders of the Company was held on June 3, 2009 for the purpose of (i) electing seven directors to hold office until the next annual meeting of stockholders and thereafter until their successors are elected and qualified and (ii) approval of amendments to, and the restatement of, the 2006 Stock Incentive Plan.

The following directors were elected by the following vote:

	Votes
	For	Against
Robert L. Evans	11,058,819	7,085,712
Curtland E. Fields	10,978,453	7,166,078
Dr. Michael J. Hartnett	16,798,335	1,346,196
Michael D. Jordan	11,044,990	7,099,541
Todd R. Peters	16,987,464	1,157,067
S. Lawrence Prendergast	16,144,312	2,000,219
Edward Stewart	16,812,065	1,332,466

The proposal to approve amendments to, and the restatement of, the 2006 Stock Incentive Plan was approved by the following vote:

For	Against	Nonvotes and Abstentions
12,662,569	4,178,345	6,630

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

ATC TECHNOLOGY CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATC TECHNOLOGY CORPORATION

Date: July 28, 2009	/s/ Ashoka Achuthan
Ashoka Achuthan, Vice President and Chief Financial Officer

•	Ashoka Achuthan is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.