Form 10-Q
period 2009-09-30
ATC Technology CORP
filed 2009-10-27
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

As of October 23, 2009, there were 19,990,910 shares of common stock of the Registrant outstanding.

ATC TECHNOLOGY CORPORATION

FORM 10-Q

i

ATC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$129,689	$17,188
Short-term investments	3,731	446
Accounts receivable, net	81,488	72,897
Inventories	57,461	63,334
Prepaid and other assets	2,715	4,508
Refundable income taxes	570	2,509
Deferred income taxes	9,164	8,943
Assets of discontinued operations	-	52
Total current assets	284,818	169,877

Property, plant and equipment, net	47,641	52,728
Debt issuance costs, net	232	350
Goodwill	16,238	53,229
Deferred income taxes	2,007	-
Long-term investments	1,716	4,680
Other assets	1,089	1,478
Total assets	$353,741	$282,342

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$31,964	$29,221
Accrued expenses	24,809	25,863
Income taxes payable	4,474	4,290
Deferred compensation	3,843	564
Liabilities of discontinued operations	-	453
Total current liabilities	65,090	60,391

Amount drawn on credit facility	70,000	-
Deferred compensation, less current portion	1,803	4,870
Other long-term liabilities	2,191	2,659
Liabilities related to uncertain tax positions	547	1,637
Deferred income taxes	-	8,083

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,917,892 and 27,639,527
as of September 30, 2009 and December 31, 2008, respectively	279	276
Additional paid-in capital	241,815	236,994
Retained earnings	104,230	100,167
Accumulated other comprehensive income (loss)	73	(969)
Common stock held in treasury, at cost - 7,925,632 and 7,868,354 shares
as of September 30, 2009 and December 31, 2008, respectively	(132,287)	(131,766)
Total stockholders' equity	214,110	204,702

Total liabilities and stockholders' equity	$353,741	$282,342

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net sales:
Services	$89,699	$94,302	$251,902	$265,571
Products	38,038	44,617	107,774	138,512
Total net sales	127,737	138,919	359,676	404,083

Cost of sales:
Services	64,193	70,711	179,979	198,337
Products	31,107	36,860	90,030	113,081
Products - exit, disposal, certain severance and other charges (credits)	(1,518)	-	(572)	-
Total cost of sales	93,782	107,571	269,437	311,418

Gross profit	33,955	31,348	90,239	92,665

Selling, general and administrative expense	11,919	15,420	37,110	43,199
Amortization of intangible assets	-	31	50	118
Impairment of goodwill	-	-	36,991	-
Exit, disposal, certain severance and other charges	524	214	4,867	1,332

Operating income	21,512	15,683	11,221	48,016

Interest income	41	125	171	531
Other income, net	119	33	128	132
Interest expense	(318)	(161)	(925)	(536)

Income from continuing operations before income taxes	21,354	15,680	10,595	48,143

Income tax expense	7,919	5,516	6,574	17,934

Income from continuing operations	13,435	10,164	4,021	30,209

Gain (loss) from discontinued operations, net of income taxes	-	(2)	42	(2,480)

Net income	$13,435	$10,162	$4,063	$27,729

Per common share - basic:
Income from continuing operations	$0.68	$0.49	$0.20	$1.42
Gain (loss) from discontinued operations	$-	$-	$-	$(0.12)
Net income	$0.68	$0.49	$0.21	$1.31

Weighted average number of common shares
outstanding	19,692	20,758	19,622	21,201

Per common share - diluted:
Income from continuing operations	$0.67	$0.48	$0.20	$1.41
Gain (loss) from discontinued operations	$-	$-	$-	$(0.12)
Net income	$0.67	$0.48	$0.21	$1.29

Weighted average number of common and
common equivalent shares outstanding	19,919	21,004	19,763	21,431

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months ended September 30,
	2009	2008
	(Unaudited)
Operating Activities:
Net income	$4,063	$27,729

Adjustments to reconcile net income to net cash provided by operating activities - continuing operations:
Net (gain) loss from discontinued operations	(42)	2,480
Impairment of goodwill	36,991	-
Writedown of other assets	462	-
Depreciation and amortization	10,191	11,003
Noncash stock-based compensation	2,886	3,258
Amortization of debt issuance costs	118	118
Adjustments to provision for losses on accounts receivable	115	43
Gain on sale of equipment	(113)	(17)
Deferred income taxes	(10,293)	3,137
Changes in operating assets and liabilities, net of businesses discontinued/sold:
Accounts receivable	(8,503)	(25,106)
Inventories	6,278	(9,791)
Prepaid and other assets	2,772	(1,693)
Accounts payable and accrued expenses	1,235	(3,027)
Net cash provided by operating activities -continuing operations	46,160	8,134

Net cash provided by (used in) operating activities - discontinued operations	(337)	237

Investing Activities:
Purchases of property, plant and equipment	(5,418)	(9,930)
Purchases of available-for-sale securities	(491)	(2,303)
Proceeds from sales of available-for-sale securities	379	-
Proceeds from sale of equipment	302	38
Net cash used in investing activities - continuing operations	(5,228)	(12,195)

Net cash provided by investing activities - discontinued operations	-	2,546

Financing Activities:
Borrowings on revolving credit facility, net	70,000	-
Proceeds from exercise of stock options	2,018	205
Tax benefit from stock-based award transactions	148	107
Repurchases of common stock for treasury	(521)	(32,966)
Payments of deferred compensation related to acquired company	(118)	(124)
Net cash provided by (used in) financing activities	71,527	(32,778)

Effect of exchange rate changes on cash and cash equivalents	379	(565)

Increase (decrease) in cash and cash equivalents	112,501	(34,621)

Cash and cash equivalents at beginning of period	17,188	40,149
Cash and cash equivalents at end of period	$129,689	$5,528

Cash paid during the period for:
Interest	$763	$436
Income taxes, net	16,145	15,102

See accompanying notes.

ATC TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of ATC Technology Corporation (the “Company”) as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company has evaluated all subsequent events through October 27, 2009, the date these financial statements were issued.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.  The Company consolidates any variable interest entities of which the Company is the primary beneficiary.

Certain prior-year amounts have been reclassified to conform to the 2009 presentation.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.  The FASB Accounting Standards Codification™ (the “Codification”), which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements.  The Codification effectively eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company’s adoption of SFAS No. 168 had no effect on its consolidated financial statements, other than changes to references to GAAP Statements within the consolidated financial statements.

Note 2.	Fair Value Measurements

The carrying value of assets and liabilities in the accompanying consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventories, prepaid and other assets, refundable income taxes, accounts payable, accrued expenses, and income taxes payable as of  September 30, 2009 and December 31, 2008, approximate fair value because of the short-term nature of these instruments.

The majority of cash and cash equivalents as of September 30, 2009 are invested in money market funds that primarily invest in securities issued by the U.S. Government or its agencies.

Due to the Company’s current position in cash and cash equivalents of $129,689 and the terms of its revolving Credit Facility, the Company has concluded that the $70,000 carrying value of its Credit Facility as of September 30, 2009, which is not publicly traded, approximates it fair value.  (See Note 8 − Credit Facility.)

Note 3.	Short and Long-Term Investments

The Company maintains a nonqualified deferred compensation plan for certain employees and directors.  Under the terms of this plan, funds are withheld from the participant’s pre-tax earnings, a portion of which are matched by the Company in certain circumstances, and are placed into a trust in which the use of the trust assets by the Company is restricted to future distributions to plan participants.  On its consolidated balance sheets, the Company classifies its investments related to planned distributions (i) for the next twelve months in short-term investments and (ii) beyond twelve months in long-term investments.  Distributions, which are contractually specified by the plan participants as either “in-service” or “post-separation,” can be made in a lump sum payment or in annual installments over a period not to exceed 15 years.  The assets of the trust primarily consist of mutual fund securities and are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy.  The Company classifies these average cost method investments as available-for-sale securities, with unrealized holding gains and losses reported net of tax in accumulated other comprehensive income (loss).  The cost basis of investments at September 30, 2009 and December 31, 2008, were $5,719 and $5,612, respectively. The fair value of investments at September 30, 2009 and December 31, 2008 were $5,447 and $5,126, respectively.  The Company’s net unrealized losses on a pre-tax basis as of September 30, 2009 and December 31, 2008, were $272 and $486, respectively.

Note 4.	Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008

Raw materials, including core inventories	$51,635	$57,621
Work-in-process	762	760
Finished goods	5,064	4,953
	$57,461	$63,334

As of September 30, 2009 and December 31, 2008, the raw materials inventory balances were net of inventory reserves of $8,340 and $6,943, respectively.

Note 5.	Property, Plant and Equipment

Property, plant and equipment of continuing operations, stated at cost less accumulated depreciation, are summarized as follows:

	September 30, 2009	December 31, 2008

Property, plant and equipment	$142,765	$148,864
Accumulated depreciation	(95,124)	(96,136)
	$47,641	$52,728

As part of the Company’s restructuring of its Drivetrain segment, obsolete property, plant and equipment with an original cost totaling $11,387 and accumulated depreciation of $10,920 was disposed of during the nine months ended September 30, 2009.  Also during the nine months ended September 30, 2009, property, plant, and equipment and accumulated depreciation increased by $1,481 and $1,277, respectively, due to changes in the foreign exchange conversion rate between the U.S dollar and the British pound.

Note 6.	Goodwill

The change in the carrying amount of goodwill by reportable segment is summarized as follows:

	Logistics	Drivetrain		Consolidated
Balance at December 31, 2008	$16,238		$36,991	$53,229
Impairment	−		(36,991)	(36,991)
Balance at September 30, 2009	$16,238	$	−	$16,238

The Company tests its goodwill for impairment annually as of the first day of the fourth quarter of each year unless events or circumstances would require an immediate review.  During the three months ended June 30, 2009, the Company received notice of the impending loss of its automatic transmission remanufacturing program with Honda, a major customer in the Drivetrain segment.  The resulting reduction in estimated future revenues for the North American Drivetrain reporting unit was determined to be an indicator of impairment, and as such, the Company performed an interim step one test for the potential impairment of the goodwill related to this reporting unit during the three months ended June 30, 2009.  In estimating the fair value of the North American Drivetrain reporting unit, the Company used a weighted average of the income approach and the market approach.  Under the income approach, the fair value of the reporting unit is estimated based upon the present value of expected future cash flows.  The income approach is dependent on a number of factors including probability weighted estimates of forecasted revenue and operating costs, capital spending, working capital requirements, discount rates and other variables.  Under the market approach, the Company estimated the value of the reporting unit by comparison to a group of businesses with similar characteristics whose securities are actively traded in the public markets.  The Company used peer company multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenues to develop a weighted average estimate of fair value for the market approach.  The resulting estimate of fair value of the reporting unit did not exceed its carrying value, requiring the Company to perform a step two measurement of the impairment loss.  In step two, the implied fair value of the goodwill is estimated by subtracting the fair value of the reporting unit’s recorded tangible and intangible assets and unrecorded intangible assets from the fair value of the reporting unit.  The impairment loss, if any, is the amount by which the carrying amount of the goodwill

exceeds its implied fair value.   As a result of the step two valuation, the Company concluded that the implied fair value of goodwill for the North American Drivetrain reporting unit was zero, and recorded a goodwill impairment charge of $36,991 ($25,950 net of income tax benefits) in its Drivetrain segment during the three months ended June 30, 2009.

The Company’s fair value estimate of goodwill for the North American Drivetrain reporting unit as of June 30, 2009 was based upon level three, of the three-level hierarchy established in the fair value accounting standards prescribed by GAAP, as unobservable inputs in which there is little or no market data, which required the Company to develop its own assumptions as described above.

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

Changes to the Company’s warranty liability are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$1,203	$1,900	$1,885	$2,154
Warranties issued	193	169	454	819
Claims paid / settlements	(30)	(49)	(603)	(531)
Changes in liability for pre-existing warranties	(7)	(69)	(377)	(491)
Balance at end of period	$1,359	$1,951	$1,359	$1,951

Note 8.	Credit Facility

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets.  The credit and security agreements contain several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all of the Credit Facility’s covenants as of September 30, 2009.

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

As of September 30, 2009, the Company had $70,000 outstanding under the Credit Facility and had $1,290 of letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $78,710.

Note 9.	Income Taxes

The Company’s consolidated effective income tax rate was 37.1% and 62.0% for the three and nine months ended September 30, 2009, respectively, and 35.2% and 37.3% for the three and nine months ended September 30, 2008, respectively.  The effective tax rate for the nine months ended September 30, 2009 was higher than the U.S. federal tax rate of 35% primarily due to the $2,902 nondeductible portion of the Drivetrain goodwill impairment charge of $36,991 recorded during the three months ended June 30, 2009, the state income tax provision, and certain valuation allowances on applicable state deferred tax assets.

Note 10.	Comprehensive Income

The following table sets forth the computation of comprehensive income for the three and nine months ended September 30, 2009 and 2008, respectively:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income	$13,435	$10,162	$4,063	$27,729
Other comprehensive income (loss):
Currency translation adjustments	(391)	(1,354)	956	(1,368)
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	110	(127)	86	(204)
	$13,154	$8,681	$5,105	$26,157

Note 11.	Repurchases of Common Stock

During the nine months ended September 30, 2009, certain employees of the Company delivered to the Company 35,334 shares of the Company’s common stock in payment of $521 of withholding tax obligations arising from the vesting of Restricted Stock awards (see Note 12 − Stock-Based Compensation).  Per the stock incentive plans under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plan and are available for future grant.

In addition, 21,944 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards during the nine months ended September 30, 2009.

Note 12.	Stock-Based Compensation

The Company awards (i) stock options and (ii) unvested shares of its common stock (“Restricted Stock”) to its directors and employees.  Stock option valuations are estimated by using the Black-Scholes option pricing model, and Restricted Stock awards are measured at the market value of the Company’s common stock on the date of issuance.  For stock-based awards granted by the Company with graded vesting provisions, the Company applies an accelerated attribution method and separately amortizes each vesting tranche over its particular vesting period.

The Company recognized pre-tax compensation expense related to stock-based awards of $405 and $1,005 for the three months ended September 30, 2009 and 2008, respectively, and $2,886 and $3,258 for the nine months ended September 30, 2009 and 2008, respectively.

A summary of stock-based award activities during the nine months ended September 30, 2009 is presented below:

	Stock Options	Restricted Stock(1)
Outstanding at January 1, 2009	1,747,022	241,526
Granted at market price	297,623	135,049
Exercised	(143,316)	(124,609)
Forfeited/expired	(30,183)	(21,944)
Outstanding at September 30, 2009	1,871,146	230,022

(1) Restricted stock becomes unrestricted at the time the awards vest.

Note 13.	Segment Information

Within the Company, financial performance is measured by lines of business.  The Company has two reportable segments: the Logistics segment and the Drivetrain segment.  The Logistics segment provides value-added warehousing, packaging and distribution, transportation management, reverse logistics, turnkey order fulfillment, electronic equipment testing, and refurbishment and repair services. The principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T and TomTom.  The Drivetrain segment primarily sells remanufactured transmissions to Ford, Honda, Allison, Chrysler, GM and certain foreign OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines to certain OEMs in the U.S. and Europe.  (See Note 6 − “Goodwill” for a discussion regarding the impending loss of the Company’s remanufactured transmission business with Honda.) The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

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

The following table summarizes selected financial information relating to the Company’s reportable segments:

	Logistics	Drivetrain	Consolidated
For the three months ended September 30, 2009:
Net sales from external customers	$89,699	$38,038	$127,737
Exit, disposal, certain severance and other charges (credits)	–	(994)	(994)
Operating income	17,276	4,236	21,512

For the three months ended September 30, 2008:
Net sales from external customers	$94,302	$44,617	$138,919
Exit, disposal, certain severance and other charges	19	195	214
Operating income	14,200	1,483	15,683

For the nine months ended September 30, 2009:
Net sales from external customers	$251,902	$107,774	$359,676
Impairment of goodwill	–	36,991	36,991
Exit, disposal, certain severance and other charges (credits)	(5)	4,300	4,295
Operating income (loss)	46,434	(35,213)	11,221

For the nine months ended September 30, 2008:
Net sales from external customers	$265,571	$138,512	$404,083
Exit, disposal, certain severance and other charges	269	1,063	1,332
Operating income	40,909	7,107	48,016

Total assets as of September 30, 2009 and December 31, 2008 were, $116,514 and $124,959 for Logistics, respectively, $136,890 and $27,379 for Corporate, respectively, and $100,337 and $129,952 for Drivetrain, respectively.

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

During 2008, the Company’s Drivetrain customers and the supporting supply base experienced unprecedented distress due to the economic slowdown and adverse changes in the North American vehicle industry.  On December 9, 2008, the Company announced the restructuring of its Drivetrain operations, including the closure of its Springfield, Missouri automatic transmission remanufacturing facility and the consolidation of the Springfield operations with the Drivetrain operations in Oklahoma City, Oklahoma (the "2008 Restructuring").  The decision to consolidate these remanufacturing plants was primarily driven by reduced customer volumes and the need for a comprehensive restructuring of the Drivetrain business to align its capacity with lower customer demand levels during a prolonged economic downturn.  As of June 30, 2009, all production had been transferred from the Springfield facility to the Oklahoma City operations.

As a result of the 2008 Restructuring activities, during the fourth quarter of 2008, the Company recorded $9,668 of exit, disposal, certain severance and other charges which included:

(i)
$7,310 for the write-down of raw materials inventory due to the determination of excess quantities of raw materials on hand as a result of the recent decline in volume and the consolidation of facilities (classified as cost of sales – products), including the disposal of $6,598 of inventory;

(ii)	$1,896 of severance costs primarily for employees terminated as part of the closure of the Springfield facility;

(iii)	$304 of costs related to fixed asset disposals (classified as cost of sales – products); and

(iv)	$158 of other plant consolidation costs.

During the three months ended March 31, 2009, the Company recorded $3,167 of costs relating to the 2008 Restructuring, which included:

(i)	$2,143 of costs to transfer production lines to its Oklahoma City facility and exit the Springfield facility, including $380 of costs classified as cost of sales – products; and

(ii)	$1,024 of severance costs for employees terminated as part of the closure of the Springfield facility.

During the three months ended June 30, 2009, the Company recorded $2,127 of costs relating to the 2008 Restructuring, which included:

(i)	$1,771 of costs to exit the Springfield facility and transfer production lines to its Oklahoma City facility, including $566 of costs classified as cost of sales – products; and

(ii)	$356 of severance costs for employees terminated as part of the closure of the Springfield facility.

The following is an analysis of the reserves related to the 2008 Restructuring, which was essentially complete as of June 30, 2009:

	Termination Benefits	Exit/Other Costs	Loss on Write-Down of Assets	Total
Total amount of expense incurred to date and expected to be incurred	$3,276	$3,342	$8,344	$14,962

Reserve as of December 31, 2008	$1,478	$30	$1,016	$2,524
Provision	1,380	3,184	730	5,294
Payments	(2,570)	(3,006)	−	(5,576)
Asset write-offs	−	−	(730)	(730)
Currency translation adjustment	−	−	71	71
Reserve as of September 30, 2009	$288	$208	$1,087	$1,583

The balance in the loss on write-down of assets of $1,087 as of September 30, 2009 is included in inventory reserves.

During the three months ended September 30, 2009, the Company recorded a net credit of $994 related to additional restructuring activities in its Drivetrain segment consisting of (i) income of $2,571 from an adjustment to materials cost related to the wind-down of our relationship with a customer (classified as cost of sales – products), (ii) $1,053 of estimated costs related to a customer inventory reimbursement obligation negotiated during the quarter (classified as cost of sales – products), and (iii) $524 of severance and other costs related to additional cost reduction activities.  These amounts are not included in the table above, as these items were not related to the 2008 Restructuring.

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

Details of the gain (loss) from discontinued operations are as follows:

	For the three months ended September 30,			For the nine months ended September 30,
	2009		2008	2009		2008
NuVinci:
Gain (loss) from sale and exit	$	−	$13	$	−	$(1,878)
Operating loss		−	(17)		−	(2,418)
Loss before income taxes		−	(4)		−	(4,296)
Income tax benefit		−	2		−	1,803
Loss from NuVinci project, net of income taxes		−	(2)		−	(2,493)

Independent Aftermarket:
Income before income taxes		−	−		66	21
Income tax expense		−	−		(24)	(8)
Gain from Independent Aftermarket, net of income taxes		−	−		42	13
Gain (loss) from discontinued operations, net of income taxes	$	−	$(2)		$42	$(2,480)

During the nine months ended September 30, 2008, net sales from the NuVinci project were $752.

Details of assets and liabilities of discontinued operations are as follows:

	September 30, 2009		December 31, 2008
Assets:
NuVinci:
Accounts receivable	$	−	$52
Total assets of discontinued operations	$	−	$52

Liabilities:
NuVinci:
Current liabilities	$	−	$363
Independent Aftermarket:
Current liabilities		−	90
Total liabilities of discontinued operations	$	−	$453

Note 16.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$13,435	$10,164	$4,021	$30,209

Denominator:
Weighted-average common shares outstanding	19,691,874	20,757,651	19,622,371	21,200,798
Common stock equivalents	227,547	246,236	140,563	230,273
Denominator for diluted earnings per common share	19,919,421	21,003,887	19,762,934	21,431,071

Per common share - basic	$0.68	$0.49	$0.20	$1.42
Per common share - diluted	$0.67	$0.48	$0.20	$1.41

Note 17.	Contingencies

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due.  Since our accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on our financial statements.  Our net write-offs were $0.1 million for each of the years ended December 31, 2008, 2007 and 2006.  For each of the nine months ended September 30, 2009 and 2008, our net write-offs were less than $0.1 million.  As of September 30, 2009, we had $81.5 million of accounts receivable, net of allowance for doubtful accounts of $0.6 million.  See “Liquidity and Capital Resources” for a discussion of our accounts receivables with two of our customers (Chrysler and General Motors) that filed bankruptcy cases during 2009.

Inventory Valuation.  We make adjustments to write down our inventories for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions about market conditions, future demand and expected usage rates. Changes in economic conditions, customer demand, product introductions or pricing changes can affect the carrying value of our inventory. Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, additional inventory write-downs may be required.  Although no assurance can be given, these write-downs would not be expected to have a material adverse effect on our financial statements.  During 2008, as part of the restructuring and consolidation of our Drivetrain business and changes in the economic and financial condition of the automotive sector, we revised our estimates of net realizable value for inventory in our Drivetrain businesses.  For the years ended December 31, 2008, 2007 and 2006, we recorded charges for excess and obsolete inventory of approximately $10.4 million (including $7.3 million classified as exit, disposal, certain severance and other charges), $4.4 million (including $1.4 million classified as exit, disposal, certain severance and other charges), and $1.7 million, respectively.  For the nine months ended September 30, 2009 and 2008, we recorded charges for excess and obsolete inventory of approximately $2.9 million and $1.5 million, respectively.  As of September 30, 2009 we had inventory of $57.5 million, net of a reserve for excess and obsolete inventory of $8.3 million.

Goodwill and Indefinite Lived Intangible Assets.  Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment Certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  The goodwill impairment test is a two-step process which requires us to make estimates regarding the fair value of the reporting unit. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required.  However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss (if any), which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse effect on our financial statements.

During the three months ended June 30, 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, a major customer in our Drivetrain segment.  The resulting reduction in estimated future revenues for the North American Drivetrain reporting unit was determined to be an indicator of impairment, and as such, we performed an interim step one test for the potential impairment of the goodwill related to this reporting unit during the quarter ended June 30, 2009.  In estimating the fair value of the North American Drivetrain reporting unit, we used a weighted average of the income approach and the market approach.  Under the income approach, the fair value of the reporting unit is estimated based upon the present value of expected future cash flows.  The income approach is dependent on a number of factors including probability weighted estimates of forecasted revenue and operating costs, capital spending, working capital requirements, discount rates and other variables.  Under the market approach, we estimated the value of the reporting unit by comparison to a group of businesses with similar characteristics whose securities are actively traded in the public markets.  We used peer company multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and revenues to develop a weighted average estimate of fair value for the market approach.  The resulting estimate of fair value of the reporting unit did not exceed its carrying value, requiring us to perform a step two measurement of the impairment loss.  In step two, the implied fair value of the goodwill is estimated by subtracting the fair value of the reporting unit’s recorded tangible and intangible assets and unrecorded intangible assets from the fair value of the reporting unit.  The impairment loss, if any, is the amount by which the carrying amount of the goodwill exceeds its implied fair value.  As a result of the step two valuation, we concluded that the implied fair value of goodwill for the North American Drivetrain reporting unit was zero, and recorded a goodwill impairment charge of $37.0 million in our Drivetrain segment during the three months ended June 30, 2009.

Our fair value estimate of goodwill for the North American Drivetrain reporting unit as of June 30, 2009 was based upon level three, of the three-level hierarchy established in fair value accounting standards, as unobservable inputs in which there is little or no market data, which required us to develop our own assumptions as described above.

As of September 30, 2009, goodwill was recorded at a carrying value of approximately $16.2 million and is entirely attributable to our Logistics segment.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies.  A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.  During the nine months ended September 30, 2009, our valuation allowance decreased due to the decision to remove from gross deferred tax assets certain state net operating loss carryforwards that had full valuation allowances recorded against them in states where we no longer do business, which was partially offset by recording a new valuation allowance against certain state net operating losses in connection with the goodwill impairment recorded in our Drivetrain segment. Our valuation allowances, primarily related to tax benefits associated with state loss carryforwards, were $2.7 million and $6.3 million as of September 30, 2009 and December 31, 2008, respectively.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the remanufacturing process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures.  For the years ended December 31, 2008, 2007 and 2006, we (i) recorded charges for estimated warranty costs for sales made in the respective year of approximately $1.0 million, $1.6 million and $1.3 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.7 million, $0.8 million and $1.3 million, respectively.  For the nine months ended September 30, 2009 and 2008, we (i) recorded charges for estimated warranty costs of approximately $0.5 million and $0.8 million, respectively, and (ii) paid and/or settled warranty claims of approximately $0.6 million and $0.5 million, respectively. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions are not expected to have a material adverse effect on our financial statements.

Accounting for Stock-Based Awards.  Our stock option valuations are estimated by using the Black-Scholes option pricing model, and restricted stock awards are measured at the market value of our common stock on the date of issuance.  Our Black-Scholes option pricing model assumes no dividends and includes assumptions for (i) expected volatility based on the historical volatility of our stock over a term equal to the expected term of the option granted, (ii) risk-free interest rates based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted, and (iii) expected term which represents the period of time that a stock option award is expected to be outstanding before being exercised or cancelled.  During the nine months ended September 30, 2009, we awarded an aggregate of 297,623 stock options and 135,049 shares of restricted stock to non-employee directors, executive officers and certain employees.  Total estimated compensation expense of $3.3 million related to awards granted during the first nine months of 2009 is being amortized over the requisite service period. For all stock-based awards outstanding as of September 30, 2009, an estimated $4.0 million of unrecognized pre-tax compensation is expected to be charged to expense over the remaining vesting period of the awards, approximating a weighted-average period of 1.4 years.

Results of Operations for the Three-Month Period Ended September 30, 2009 Compared to the Three-Month Period Ended September 30, 2008.

Income from continuing operations increased $3.2 million, or 31.4% to $13.4 million for the three months ended September 30, 2009 from $10.2 million for the three months ended September 30, 2008.  Income from continuing operations per diluted share was $0.67 for the three months ended September 30, 2009 and $0.48 per diluted share for the three months ended September 30, 2008.  Our results for 2009 included a net credit of $0.6 million (net of tax) of exit, disposal, certain severance and other charges (credits) in the Drivetrain segment. Our results for 2008 included exit, disposal, certain severance and other charges of $0.1 million (net of tax).  Excluding the net credit and charges, income from continuing operations increased primarily as a result of:

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives;

•	the contribution from new program wins in our Logistics segment; and

•	a favorable mix of services, including increased sales related to a customer product launch and special projects completed during the third quarter of 2009 in our Logistics segment;

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

•	lower sales to TomTom in 2009 following the ramp-up of new service offerings and an increase in inventory in their distribution channels in 2008; and

•	scheduled price concessions to certain customers, primarily in our Logistics segment, granted in connection with previous contract renewals.

Net Sales

Net sales decreased $11.2 million, or 8.1%, to $127.7 million for the three months ended September 30, 2009 from $138.9 million for the three months ended September 30, 2008.  This decrease was primarily due to:

•	lower sales to TomTom in 2009 following the ramp-up of new service offerings and an increase in inventory in their distribution channels in 2008;

•
reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs; and

•	scheduled price concessions to certain customers, primarily in our Logistics segment, granted in connection with previous contract renewals;

partially offset by:

•	increased sales from new program wins in our Logistics segment;

•	increased sales related to a customer product launch and special projects completed during the third quarter of 2009 in our Logistics segment; and

•	revenues related to the beginning of the launch of remanufactured engines for Chrysler.

Of our net sales for the three months ended September 30, 2009 and 2008, AT&T accounted for 49.0% and 45.7%, Ford accounted for 10.8% and 11.1%, TomTom accounted for 8.3% and 13.9%, and Honda accounted for 7.7% and 9.4%, respectively.

Gross Profit

Gross profit increased $2.7 million, or 8.6%, to $34.0 million for the three months ended September 30, 2009 from $31.3 million for the three months ended September 30, 2008. Additionally, gross profit as a percentage of net sales increased to 26.6% for the three months ended September 30, 2009 from 22.6% for the three months ended September 30, 2008.  The increase was primarily due to benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, and the factors described above under “Net Sales.”

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense decreased $3.5 million, or 22.7%, to $11.9 million for the three months ended September 30, 2009 from $15.4 million for the three months ended September 30, 2008.  The decrease was primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, and lower expense related to our incentive compensation programs.  As a percentage of net sales, SG&A expense decreased to 9.3% for the three months ended September 30, 2009 from 11.1% for the three months ended September 30, 2008.

Exit, Disposal, Certain Severance and Other Charges (Credits)

During the three months ended September 30, 2009, we recorded a net credit of $1.0 million ($0.6 million net of tax) related to the Drivetrain segment, which included: (i) income of $2.6 million ($1.6 million net of tax) from an adjustment to materials cost related to the wind-down of our relationship with a customer (classified as cost of sales – products), (ii) $1.1 million ($0.7 million net of tax) of estimated costs related to a customer inventory reimbursement obligation negotiated during the quarter (classified as cost of sales – products), and (iii) $0.5 million ($0.3 million net of tax) of severance and other costs related to additional cost reduction activities.

During the three months ended September 30, 2008, we recorded exit, disposal, certain severance and other charges consisting of termination benefits related to specific cost reduction activities of $0.2 million.

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

Operating Income

Operating income increased $5.8 million, or 36.9%, to $21.5 million for the three months ended September 30, 2009 from $15.7 million for the three months ended September 30, 2008.  This increase was primarily the result of the factors described above under “Selling, General and Administrative Expense,” “Gross Profit” and “Exit, Disposal, Certain Severance and Other Charges (Credits).”

Income Tax Expense

Income tax expense as a percentage of income from continuing operations increased to 37.1% for the three months ended September 30, 2009, from 35.2% for the three months ended September 30, 2008.  This increase was primarily due to a provision-to-return adjustment related to the filing of our 2007 tax returns, which reduced our income tax expense in 2008.

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2009		2008
Net sales	$89.7	100.0%	$94.3	100.0%
Segment profit	$17.3	19.3%	$14.2	15.1%

Net Sales.  Net sales decreased $4.6 million, or 4.9%, to $89.7 million for the three months ended September 30, 2009 from $94.3 million for the three months ended September 30, 2008.  This decrease was primarily related to:

•	lower sales to TomTom in 2009 following the ramp-up of new service offerings and an increase in inventory in their distribution channels in 2008; and

•	scheduled price concessions granted to certain customers in connection with previous contract renewals;

partially offset by increased sales related to new program wins, a customer product launch and special projects completed during the third quarter of 2009.

Of our segment net sales for the three months ended September 30, 2009 and 2008, AT&T accounted for 69.8% and 67.3% and TomTom accounted for 11.8% and 20.5%, respectively.

Segment Profit.  Segment profit increased $3.1 million, or 21.8%, to $17.3 million (19.3% of segment net sales) for the three months ended September 30, 2009 from $14.2 million (15.1% of segment net sales) for the three months ended September 30, 2008.  The increase was primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, the contribution from new program wins, a favorable mix in services, and the factors described above under “Net Sales.”

Drivetrain Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended September 30,
	2009		2008
Net sales	$38.0	100.0%	$44.6	100.0%
Exit, disposal, certain severance and other charges (credits)	$(1.0)	(2.6)%	$0.2	0.5%
Segment profit	$4.2	11.1%	$1.5	3.4%

Net Sales.  Net sales decreased $6.6 million, or 14.8%, to $38.0 million for the three months ended September 30, 2009 from $44.6 million for the three months ended September 30, 2008.  The decrease was primarily due to reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs.  This decrease in sales was partially offset by revenues related to the beginning of the launch of remanufactured engines for Chrysler.

Of our segment net sales for the three months ended September 30, 2009 and 2008, Ford accounted for 36.3% and 34.7% and Honda accounted for 25.9% and 29.2%, respectively.

Exit, Disposal, Certain Severance and Other Charges (Credits).  During the three months ended September 30, 2009, we recorded a net credit of $1.0 million related to the Drivetrain segment, which included: (i) income of $2.6 million from an adjustment to materials cost related to the wind down of our relationship with a customer; (ii) $1.1 million of estimated costs related to a customer inventory reimbursement obligation negotiated during the quarter; and (iii) $0.5 million of severance and other costs related to additional cost reduction activities.

During the three months ended September 30, 2008, we recorded severance costs related to certain cost reduction activities of $0.2 million.

Segment Profit.   Segment profit increased $2.7 million, or 180.0%, to $4.2 million (11.1% segment net sales) for the three months ended September 30, 2009 from $1.5 million (3.4% segment net sales) for the three months ended September 30, 2008.  This increase was primarily the result of (i) the benefits from the facility consolidation and other restructuring activities, and (ii) the factors described above under “Exit, Disposal, Certain Severance and Other Charges (Credits).”  With our automatic transmission remanufacturing program with Honda expected to be substantially completed during the fourth quarter of 2009, we are now expecting segment profit to be approximately break-even for the last three months of 2009.

Results of Operations for the Nine-Month Period Ended September 30, 2009 Compared to the Nine-Month Period Ended September 30, 2008.

During the second quarter of 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, a major customer in our Drivetrain segment.  This change in our North American Drivetrain business triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of our North American Drivetrain reporting unit no longer supported the assigned goodwill and recorded a goodwill impairment charge during the second quarter of 2009 of $37.0 million ($26.0 million net of tax).

Income from continuing operations decreased $26.2 million, or 86.8%, to $4.0 million for the nine months ended September 30, 2009 from $30.2 million for the nine months ended September 30, 2008.  Income from continuing operations per diluted share was $0.20 for the nine months ended September 30, 2009 and $1.41 for the nine months ended September 30, 2008.  Our results for 2009 included (i) the goodwill impairment charge of $26.0 million (net of tax) in our Drivetrain segment, and (ii) net exit, disposal, certain severance and other charges of $2.7 million (net of tax) in the Drivetrain segment.  Our results for 2008 included exit, disposal, certain severance and other charges of $0.8 million (net of tax).  Excluding these charges, income from continuing operations increased primarily as a result of:

•	benefits from our on-going lean and continuous improvement program and other cost reduction initiatives;

•	a favorable mix of services, including increased sales related to a customer product launch and special projects completed during the third quarter of 2009 in our Logistics segment; and

•	the contribution from new program wins in our Logistics segment;

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

•	lower sales to TomTom in 2009, due to comparative changes in the level of retail inventories and to the launch and ramp-up of new services in 2008;

•	nominal sales in 2009 for two Logistics segment programs that were substantially completed in 2008; and

•	scheduled price concessions to certain customers, primarily in our Logistics segment, granted in connection with previous contract renewals.

Net Sales

Net sales decreased $44.4 million, or 11.0%, to $359.7 million for the nine months ended September 30, 2009 from $404.1 million for the nine months ended September 30, 2008.  This decrease was primarily due to:

•	lower sales to TomTom in 2009, due to comparative changes in the level of retail inventories and to the launch and ramp-up of new services in 2008;

•
reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs;

•	nominal sales in 2009 for two Logistics segment programs that were substantially completed in 2008; and

•	scheduled price concessions to certain customers, primarily in our Logistics segment, granted in connection with previous contract renewals;

partially offset by:

•	increased sales from new program wins in our Logistics segment;

•	increased sales related to a customer product launch and special projects completed during the third quarter of 2009 in our Logistics segment; and

•	revenues related to the beginning of the launch of remanufactured engines for Chrysler.

Of our net sales for the nine months ended September 30, 2009 and 2008, AT&T accounted for 50.3% and 41.6%, Ford accounted for 10.6% and 11.4%, Honda accounted for 8.2% and 9.5%, and TomTom accounted for 7.9% and 13.8%, respectively.

Gross Profit

Gross profit decreased $2.5 million, or 2.7%, to $90.2 million for the nine months ended September 30, 2009 from $92.7 million for the nine months ended September 30, 2008.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by benefits from our on-going lean and continuous improvement program and other cost reduction initiatives.  As a percentage of net sales, gross profit increased to 25.1% for 2009 from 22.9% for 2008.

Selling, General and Administrative Expense

SG&A expense decreased $6.1 million, or 14.1%, to $37.1 million for the nine months ended September 30, 2009 from $43.2 million for the nine months ended September 30, 2008.  The decrease was primarily the result of the benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, and lower expense related to our incentive compensation programs.  As a percentage of net sales, SG&A expense decreased to 10.3% for the nine months ended September 30, 2009 from 10.7% for the nine months ended September 30, 2008.

Impairment of Goodwill.

During the second quarter of 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, a major customer in our Drivetrain segment.  This change in our North American Drivetrain business triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of our North American Drivetrain reporting unit no longer supported the assigned goodwill and recorded a goodwill impairment charge during the second quarter of 2009 of $37.0 million ($26.0 million net of tax).  There were no similar costs recorded during the nine months ended September 30, 2008.

Exit, Disposal, Certain Severance and Other Charges

During 2008, our Drivetrain customers and the supporting supply base experienced unprecedented distress due to the economic slowdown and adverse changes in the North American vehicle industry.  As a result, during 2008 we began to take actions to restructure our Drivetrain operations, including the closure and consolidation of our Springfield, Missouri automatic transmission remanufacturing operations into our Drivetrain operations located in Oklahoma City, Oklahoma.  In connection with this restructuring, we recorded pre-tax charges of $5.3 million ($3.3 million net of tax) during 2009, consisting of (i) $3.9 million ($2.4 million net of tax) of costs to transfer production from the Springfield facility to the Oklahoma City facility and other facility exit costs (including $0.9 million of costs classified as cost of sales – products) and (ii) $1.4 million ($0.9 million net of tax) of severance and related costs for employees terminated as part of the closure of the Springfield facility.  This consolidation and restructuring, which is expected to result in pre-tax annual cost savings of $6 million, is essentially complete and we do not expect to incur any significant additional charges over the remainder of 2009.

In addition, during the three months ended September 30, 2009, we recorded a net credit of $1.0 million ($0.6 million net of tax) related to the Drivetrain segment, which included: (i) income of $2.6 million ($1.6 million net of tax) from an adjustment to materials cost related to the wind-down of our relationship with a customer (classified as cost of sales – products), (ii) $1.1 million ($0.7 million net of tax) of estimated costs related to a customer inventory reimbursement obligation negotiated during the quarter (classified as cost of sales – products), and (iii) $0.5 million ($0.3 million net of tax) of severance and other costs related to additional cost reduction activities.

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

Operating Income

Operating income decreased $36.8 million, or 76.7%, to $11.2 million for the nine months ended September 30, 2009 from $48.0 million for the nine months ended September 30, 2008.  This decrease was primarily due to the $37.0 million goodwill impairment charge recorded in 2009 coupled with the factors described above under “Exit, Disposal, Certain Severance and Other Charges.”

Interest Income

Interest income decreased to $0.2 million for the nine months ended September 30, 2009 from $0.5 million for the nine months ended September 30, 2008.  This decrease was primarily attributable to lower interest rates in 2009 as compared to 2008.

Interest Expense

Interest expense increased to $0.9 million for the nine months ended September 30, 2009 from $0.5 million for the nine months ended September 30, 2008.  This increase was primarily due to the $70.0 million borrowing we made under our credit facility during 2009 to increase our cash position and preserve our financial flexibility in light of uncertainty in the capital markets.

Income Tax Expense

During the nine months ended September 30, 2009, we reported net income tax expense of $6.6 million on our pre-tax income from continuing operations of $10.6 million. This net tax expense includes a benefit of $11.0 million related to the goodwill impairment charge of $37.0 million recorded during the nine months ended September 30, 2009.  The normalized effective income tax rate (excluding the impact of the goodwill impairment charge) for the nine months ended September 30, 2009 was approximately 37.0%, as compared to 37.3% for 2008.  This decrease was primarily due to the change in mix of our taxable income by state.

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

See Note 15. “Discontinued Operations.”

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2009		2008
Net sales	$251.9	100.0%	$265.6	100.0%
Segment profit	$46.4	18.4%	$40.9	15.4%

Net Sales.  Net sales decreased $13.7 million, or 5.2%, to $251.9 million for the nine months ended September 30, 2009 from $265.6 million for the nine months ended September 30, 2008.  This decrease was primarily related to:

•	lower sales to TomTom in 2009, due to comparative changes in the level of retail inventories and to the launch and ramp-up of new services in 2008;

•	nominal sales in 2009 for two programs that were substantially completed in 2008; and

•	scheduled price concessions granted to certain customers in connection with previous contract renewals;

partially offset by increased sales related to new program wins, a customer product launch and special projects completed during the third quarter of 2009.

Of our segment net sales for the nine months ended September 30, 2009 and 2008, AT&T accounted for 71.8% and 63.3% and TomTom accounted for 11.2% and 20.9%, respectively.

Segment Profit.  Segment profit increased $5.5 million, or 13.4%, to $46.4 million (18.4% of segment net sales) for the nine months ended September 30, 2009 from $40.9 million (15.4% of segment net sales) for the nine months ended September 30, 2008.  The increase was primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, the contribution from new program wins, a favorable mix in services, and the factors described above under “Net Sales.”

Exit, Disposal, Certain Severance and Other Charges.  During the nine months ended September 30, 2008, we recorded $0.2 million of these costs for severance related to specific cost reduction activities and the reorganization of certain functions within the segment’s information technology group.  There were no similar costs recorded in 2009.

Drivetrain Segment

The following table presents net sales and segment profit (loss) expressed in millions of dollars and as a percentage of net sales:

	For the Nine Months Ended September 30,
	2009		2008
Net sales	$107.8	100.0%		$138.5	100.0%
Impairment of goodwill	$37.0	34.3%	$	−	−
Exit, disposal, certain severance and other charges	$4.3	4.0%		$1.1	0.8%
Segment profit (loss)	$(35.2)	−		$7.1	5.1%

Net Sales.  Net sales decreased $30.7 million, or 22.2%, to $107.8 million for the nine months ended September 30, 2009 from $138.5 million for the nine months ended September 30, 2008.  The decrease was primarily due to reduced demand for remanufactured transmissions due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets for Honda and Ford due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macro-economic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs.  This decrease in sales was partially offset by revenues related to the beginning of the launch of remanufactured engines for Chrysler.

Of our segment net sales for the nine months ended September 30, 2009 and 2008, Ford accounted for 35.3% and 33.3% and Honda accounted for 27.5% and 27.9%, respectively.

Impairment of Goodwill.  During the second quarter of 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, a major customer in our Drivetrain segment.  This change in our North American Drivetrain business triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of our North American Drivetrain reporting unit no longer supported the assigned goodwill and recorded a goodwill impairment charge during the second quarter of 2009 of $37.0 million ($26.0 million net of tax). There were no similar costs recorded during the nine months ended September 30, 2008.

Exit, Disposal, Certain Severance and Other Charges. During the nine months ended September 30, 2009, we recorded $4.3 million of these costs, consisting of (i) $5.3 million of facility consolidation costs including (a) $3.9 million to transfer production from Springfield to Oklahoma City and other facility exit costs and (b) $1.4 million of severance and related costs for employees terminated as part of the closure of the Springfield facility, and (ii) a net credit of $1.0 million, including (x) income of $2.6 million from an adjustment to materials cost related to the wind down of our relationship with a customer, (y) $1.1 million of estimated costs related to a customer inventory reimbursement obligation negotiated during the third quarter, and (z) $0.5 million of severance and other costs related to additional cost reduction activities.

During the nine months ended September 30, 2008, we recorded $1.1 million of these costs, consisting of (i) 0.9 million of severance primarily related to cost reduction activities and (ii) $0.2 million of certain legal and other professional fees unrelated to ongoing operating activities of the segment.

Segment Profit (Loss).  Segment profit (loss) decreased to a loss of $35.2 million for the nine months ended September 30, 2009 from a profit of $7.1 million (5.1% of segment net sales) for the nine months ended September 30, 2008.  This decrease was primarily the result of the costs described above under “Impairment of Goodwill” and “Exit, Disposal, Certain Severance and Other Charges,” and to a lesser extent reduced volumes as described above under “Net Sales.” With our automatic transmission remanufacturing program with Honda expected to be substantially completed during the fourth quarter of 2009, we are now expecting segment profit to be approximately break-even for the last three months of 2009.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $129.7 million at September 30, 2009. Net cash provided by operating activities from continuing operations was $46.2 million for the nine-month period then ended.  During the period, we generated $1.8 million of cash from our working capital accounts which included:

•	$6.3 million from reduced inventories primarily related to a reduction in inventory in the Logistics segment;

•	$2.8 million from prepaid and other assets; and

•	$1.2 million from accounts payable and accrued expenses;

partially offset by,

•	$8.5 million for accounts receivable primarily as the result of the timing of payments from certain Drivetrain customers.

Net cash used in investing activities from continuing operations was $5.2 million for the period primarily for capital spending related to machinery and equipment for new business initiatives and capacity maintenance.  Net cash provided by financing activities of $71.5 million was primarily related to the $70.0 million borrowing made under our credit facility to increase our cash position and preserve our financial flexibility in light of uncertainty in the capital markets and $2.0 million of cash proceeds from the exercise of stock options, partially offset by $0.5 million for treasury stock repurchases of our common stock.

For 2009, we estimate $8-$9 million for capital expenditures, consisting of approximately $4-$5 million in support of new business and capacity expansion initiatives in both our Logistics and Drivetrain segments and approximately $4 million in support of maintenance and cost reduction initiatives.

Our credit agreement provides for a $150.0 million revolving credit facility available through March 2011.  The agreement also provides for the ability to increase the facility by up to $75.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.  Amounts advanced under the credit facility are guaranteed by all of our domestic subsidiaries and secured by substantially all of our assets and the assets of our domestic subsidiaries.

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

We were in compliance with all the credit facility’s covenants as of September 30, 2009.

Our cash position and expected free cash flow for 2009 are expected to provide adequate resources to satisfy foreseeable business obligations.  However, on February 10, 2009, we borrowed $70.0 million under our credit facility in order to increase our cash position and preserve our financial flexibility in light of uncertainty in the capital markets.  The proceeds are being held in high-quality, low-risk investments and are not expected to be used in the near term.  Given our current cash position and the strength of our business, we expect to repay the borrowing by the end of 2009.

As of September 30, 2009, our liquidity includes (i) borrowing capacity under the credit facility of $78.7 million, net of $1.3 million for outstanding letters of credit and (ii) $129.7 million of cash on hand.

Two of our customers (Chrysler and General Motors) filed for bankruptcy protection under U.S. bankruptcy laws during the three months ended June 30, 2009.  As of September 30, 2009, we had received substantially all the pre-bankruptcy net amounts owed to us from Chrysler and GM.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of September 30, 2009, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the nine months ended September 30, 2009 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of September 30, 2009, interest rate movements of 100 basis points would result in an approximate $0.4 million increase or decrease to our consolidated net income over a one-year period.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the nine months ended September 30, 2009, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $62,000.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Todd R. Peters, and Chief Financial Officer Ashoka Achuthan, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms."  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of September 30, 2009, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2009, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ATC TECHNOLOGY CORPORATION

Part II.    Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, certain employees delivered to us 3,465 shares of our outstanding common stock in payment of $52,218 of minimum withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans.  Per the stock incentive plans, the shares delivered to us were valued at an average price of $15.07 per share, the average closing price of our common stock on the vesting dates of the restricted stock.

Following is a summary of treasury stock acquisitions made during the three-month period ended September 30, 2009:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(1)
July 1-31, 2009	2,786	$13.83	2,786	–
August 1-31, 2009	–	$–	–	–
September 1-30, 2009	679	$20.16	679	–

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

ATC TECHNOLOGY CORPORATION

Date: October 27, 2009	/s/ Ashoka Achuthan
Ashoka Achuthan, Vice President and Chief Financial Officer

•	Ashoka Achuthan is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.