Form 10-K
period 2009-12-31
ATC Technology CORP
filed 2010-02-25
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐                                            Accelerated filer    ☒                                       Non-accelerated filer    ☐                                 Smaller reporting company    ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐      No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock, as reported by the Nasdaq National Market, on June 30, 2009) was $282 million. The Company does not have any non-voting stock outstanding.

The Registrant had 20,055,373 shares of Common Stock outstanding as of February 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s proxy statement in connection with its annual meeting of shareholders to be held in 2010, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

ATC TECHNOLOGY CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and information relating to us that are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products and services, general trends in our operations or financial results, plans, expectations, estimates and beliefs.  In addition, when used in this Annual Report, the words "may," "could," "should," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements.  These statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition.  Readers are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.  We undertake no obligation to update forward-looking statements.  The risks identified in Item 1A. “Risk Factors,” among others, may impact forward-looking statements contained in this Annual Report.

PART I
ITEM 1.       BUSINESS

Overview

ATC Technology Corporation, through its subsidiaries, provides outsourced supply chain logistics services and engineering solutions to the consumer electronics industries and light-, medium- and heavy-duty vehicle aftermarket.  Through our Logistics business, we offer value-added supply chain services primarily to the wireless, high-end consumer electronics, broadband and cable, and light vehicle automotive electronics markets. These services include fulfillment, returns management, reverse logistics, packaging, test and repair, and other related services.  Through our Drivetrain business, we provide customized remanufacturing services focused on complex light-, medium- and heavy-duty vehicle drivetrain products, consisting principally of automatic transmissions and to a lesser extent engines, that are primarily sold through the service, repair and parts organizations of our customers.  We generally provide services under contractual relationships with customers that distribute high-value, complex products.

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

Our Logistics Business

Our Logistics business provides a number of value-added services that generate operational efficiencies for our customers through the outsourcing of certain supply chain functions.  Specifically, our Logistics business provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, refurbishment and repair, and transportation management services.  Except for component parts to support our repair services and certain product accessories and packaging materials to support our packaging services, we generally do not take ownership of inventory.  As a result, our working capital needs are relatively less than other logistics service providers who take ownership of inventory.  Our principal customers are in the wireless carrier, wireless original equipment manufacturer (OEM), consumer electronics and automotive industries and include AT&T and TomTom.  Our Logistics business segment sales accounted for 71.2%, 66.6%, 55.5%, 52.9% and 36.5% of our 2009, 2008, 2007, 2006 and 2005 net sales, respectively.

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

Our Logistics customers market and distribute complex and serialized consumer electronics such as wireless devices, navigation devices, broadband and cable devices, and light vehicle audio systems and instrument clusters.  As part of our service offering, we provide bulk and direct fulfillment of wireless devices and certain broadband and cable devices for AT&T and its partners.  We deliver products both to AT&T retail locations and directly to individuals and provide inventory tracking and management, process warranty-service exchanges and perform test and repair services.  Growth in our Logistics business has been the result of growth in our customers’ business as well as through the addition of new services for those customers.  For example, we now provide forward fulfillment, packaging, returns management, test and repair services and transportation management services for AT&T and TomTom.  Additionally, we provide various subsets of our full suite of logistics service offerings for our other customers.  We generally provide our services to each customer pursuant to a contract with detailed statements of work.  These contracts typically may be terminated by the customer on 180 days notice or less.  The statements of work for forward and reverse logistics services and test and repair programs with AT&T run through 2010.

Our Drivetrain Business

Our Drivetrain business remanufactures drivetrain products, which we distribute primarily to original equipment service organizations and their outlets (i.e., the service and repair organizations of automotive OEMs) as well as to certain distributors in the independent aftermarket.  Our Drivetrain products consist principally of remanufactured automatic transmissions and remanufactured engines and also include remanufactured torque converters and valve bodies.  Our principal Drivetrain customers are Ford, Chrysler and Allison.  Honda was a significant Drivetrain customer prior to the end of our automatic transmission remanufacturing program with them, which was substantially completed by the end of 2009.  Drivetrain business net sales accounted for 28.8%, 33.4%, 44.5%, 47.1% and 63.5% of our 2009, 2008, 2007, 2006 and 2005 net sales, respectively.

During the later part of 2008, our Drivetrain customers and the supporting supply base experienced unprecedented distress due to the significant adverse changes in the North American vehicle industry caused by the economic slowdown.  In conjunction with these adverse changes, we took actions to restructure our North American Drivetrain operations, including the 2009 closure and consolidation of operations at our Springfield, Missouri facility into our Drivetrain facility in Oklahoma City, Oklahoma.  In connection with this restructuring, we recorded pre-tax charges of $9.7 million during the fourth quarter of 2008 and $5.1 million during 2009.

These events also caused us to reassess the carrying value of goodwill of our North American Drivetrain business, and as a result we recorded an impairment charge of $79.1 million during the fourth quarter of 2008.  During 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, as a result of which we recorded an additional goodwill impairment charge of $37.0 million during the second quarter of 2009.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Consolidated Financial Statements and Supplementary Data –Note 2, Note 5 and Note 19.”

Remanufactured products are used in the repair of vehicles by dealers and other service outlets during both the warranty and post-warranty periods following the sale of a vehicle.  Remanufacturing is a process through which used components known as “cores” are returned to a central facility where they are disassembled and the parts are inspected, cleaned, refurbished and tested.  We then combine the reusable parts with new parts to create remanufactured components that are of comparable quality to new components.  We remanufacture some of the most complex components of a vehicle, such as the transmission and engine.  Generally, our customers and their designated suppliers provide parts and cores to us and the customer retains title to the core.  However, our medium- and heavy-duty remanufacturing program with Allison requires us to purchase the cores from them.  In cases where we do not take ownership of the cores, our working capital requirements are reduced.  We believe remanufactured products are generally lower in cost than new replacement components and frequently facilitate a faster, more reliable repair when compared to components that are rebuilt at service outlets.  In addition, remanufactured components efficiently reuse existing parts and are less damaging to the environment.

We generally sell our products to each customer pursuant to a supply arrangement that typically may be terminated by the customer on 90 days notice or less.  Our contracts for transmission remanufacturing with Ford and Chrysler expired at the end of 2009 and 2008, respectively, and are on a month-to-month basis while we negotiate renewals.  Our contract with Allison runs through 2012.

Our facilities that remanufacture transmissions for OEMs have QS-9000 or ISO-9000 certification, a complete quality management system developed for manufacturers who subscribe to the ISO-9002 quality standards.  The system is designed to help suppliers, such as us, develop a quality system that emphasizes defect prevention and continuous improvement in manufacturing processes.

Industry Background

Logistics Industry

Logistics can generally be defined as the management and transportation of materials and inventory throughout the supply chain as well as the provision of value-added services such as assembly, packaging, programming, testing and repair.  The logistics industry has expanded rapidly over the last 15 years due to dramatic improvements in technology, increased demand in customer service requirements, and the significant value proposition provided to companies by third-party logistics (3PL) providers.  As more companies focus on core competencies, many companies have decided to outsource the management of all or part of their supply chain as a means to reduce costs, increase asset and labor flexibility, and improve customer service.  As a result, 3PL providers have become extensively involved in the full range of customer supply chain functions.  The operational efficiencies of a 3PL provider enable companies to reduce investments in facilities, information technology, inventory and personnel.  Third-party services include turnkey supply chain services, such as order fulfillment, product labeling and packaging, inventory and warehouse management, product return, refurbishment and repair, electronics equipment testing, reverse logistics and the physical movement of goods.

We compete in the value-added warehousing market, a subset of the 3PL market, which we believe is fragmented with no dominant industry player and growing rapidly.  According to Armstrong & Associates, Inc.’s 2009 North American 3PL Market Overview report, this market size was estimated to be $29.4 billion of gross revenues in 2008.

Automotive Aftermarket

Demand for replacement or repair of drivetrain products is a function of numerous factors, such as the number of vehicles in operation, the average age of vehicles and the average number of miles driven per vehicle.  Within this overall market, factors that influence demand for our remanufactured products, when compared to repair services, include product complexity, OEM warranty policies governing repair-versus-replace decisions made by their dealers, and the length of warranty periods.  We supply our products to the automotive aftermarket, which consists of parts and services for vehicles after their original purchase.

Remanufacturing Process

In our remanufacturing process, we generally obtain used transmission and engine cores from our customers or their designated suppliers.  We then sort the cores by vehicle make and model and either place them into immediate production or store them until needed.  In the remanufacturing process, we evaluate the cores, disassemble them into their component parts, and inspect, clean, refurbish and test the components that can be incorporated into the remanufactured product.  We replace components that we determine to be not reusable or repairable with other remanufactured or new components.  We conduct inspection and testing at various stages of the remanufacturing process, and we test each finished assembly on equipment designed to simulate performance under operating conditions.  After testing, we generally package completed products for immediate delivery.

Our Competitive Strengths

We believe we offer products and solutions that improve our customers’ profits and operations as a result of our competitive strengths, which include the following:

Customized Service Offering

We are recognized by our customers for our high level of service and our flexibility in providing product and service solutions.  This approach involves our team of specialists who work with the customer to understand the specific deliverables required by that customer, understand communication points within the supply chain, design solutions, establish operational and business metrics, eliminate waste, and improve efficiencies.  We offer a broad array of products and services to our logistics customers, which enables us to work with the customer to customize our products and services to meet the specific individual needs of the customer instead of offering one standard suite of products and services.  We believe our “One-Size-Fits-One” approach helps us attract and retain customers.  For instance, for AT&T, our supply chain management services include product and warranty returns, order entry processing, testing and repair, warehousing, picking, kitting, customized packaging, transportation management, and shipping and delivery of wireless and/or broadband devices.  Our integrated logistics services also include inventory management and private labeling.

High Quality Through Engineering and Technical Know-How

Our remanufactured products are of consistently high quality due to the precision manufacturing techniques, technical upgrades, and rigorous inspection and testing procedures employed in our remanufacturing processes.  We partner with our customers to design processes that help ensure that our remanufacturing of complex products such as automatic transmissions, valve bodies, torque converters, engines and automotive electronics replicates OEM quality and test procedures.  Our remanufacturing process is completed by testing products using state-of-the-art equipment such as sophisticated test stands that enable us to replicate OEM test procedures.  We are committed to upholding the quality of our customers’ products and hold QS-9000 Certification, ISO-9000 Certification and Ford’s Q1 Certification.  We monitor our procedures and processes, which allows us to identify and to quickly correct situations that could impact our product quality.  We have a team of engineers dedicated to enhancing and adding new products, sharing innovative solutions and reducing our customers’ expenses.

Information Technology Capabilities

We use information technology to help meet customers’ needs in product security and confidentiality, product qualification and identification, inventory management, and interactive electronic communication.  We also provide customers with solutions for their supply chain management, reverse logistics, product tracking, and product history needs, while maintaining service and quality levels.  Our use of information technology allows us to provide flexible, accurate, customized logistics solutions to help meet customer requirements while providing full visibility across the supply chain.  Our solutions can reduce customer-required investment in information technology, and can improve the efficiency of our customers’ inventory and supply chains by providing enhanced traceability and visibility of inventory, resulting in market-leading performance metrics and improved customer profitability.  In addition, our information technology systems allow for rapid integration with our customers’ systems, enhancing the quality of our services.

Strong, Experienced Management Team

Our executive and operations management team has extensive experience.  Our President and Chief Executive Officer, Todd Peters, has over 20 years of financial, acquisition and integration, and automotive operations experience.  Our Chairman of the Board, Edward Stewart, has served on the Company’s Board of Directors for five years and has 37 years of operations experience in the manufacturing and financial services industries.  Our Vice President and Chief Financial Officer, John Pinkerton, has over 30 years of financial and strategic planning leadership experience.  The President of our Logistics business, Antony Francis, has nearly 40 years of financial and logistics operations experience, and the head of our Drivetrain business, Michael Lepore, has over 30 years of operations experience in the automotive industry.

Our Growth Strategies

Our strategy is to be a valued partner that provides logistics, return and repair services, and remanufacturing for customers that distribute high-value, complex products in various markets.  We will grow by leveraging our strong customer relationships while we develop new customers and products.

Growth Within Our Logistics Business

We believe we are well positioned to capitalize on growth in the 3PL services market, particularly with existing and new customers in the consumer electronics, broadband and cable, and vehicle industries, by offering customized, reliable and cost effective solutions for customers with complex logistics requirements involving high-value products.  In 2009, we were awarded new logistics business that we expect to generate $79 million of annualized revenue.

We intend to increase penetration of our existing Logistics business customer base by broadening our offering of Logistics products and services and by marketing our core competencies as solutions to meet our customers’ needs.  Under our “One-Size-Fits-One” philosophy, we will continue to leverage our broad range of services to target new customers that provide serialized products across a variety of industries and provide them with customized products and services to meet their specific needs instead of offering one standard suite of products and services.  We also intend to leverage our core competencies in logistics and electronics refurbishment by working with our existing and new customers to identify products and services where we can add value in satisfaction of our customers’ specific needs.  We intend to further expand our penetration of the market for logistics services and electronics repair through the addition of other wireless carriers, wireless OEMs, and broadband and cable providers to our customer base and through penetration of and into other vertical markets, including electronics and computers.  We have also identified and targeted several new market segments including additional classes of consumer electronics.

Growth Within Our Drivetrain Business

Our business and product development teams are working to identify new products and processes that enable us to compete for additional business with our customers by helping them to increase their penetration of the drivetrain repair market and/or reduce their total warranty costs.  For example, we are working with certain of our customers to (i) develop and implement products and strategies designed to enable them to penetrate, or increase their penetration of, the post-warranty replacement market for automotive transmissions and (ii) introduce or expand the use of remanufactured transmissions as a transmission repair alternative in warranty applications.

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

Competition

In our Logistics business, we primarily compete in a fragmented market as a niche participant offering a specialized value-added service requiring stringent service requirements.  Based on our performance levels, we believe we are well positioned to compete in this market.  However, some of our competitors in this segment such as Caterpillar Logistics and UPS Logistics are larger and have greater financial and other resources.

In our Drivetrain business, we primarily compete in the market for remanufactured transmissions sold to the automotive aftermarket through the OEM dealer networks.  This market, narrowly defined, is one in which the majority of industry supply comes from a limited number of participants.  Competition is based primarily on product quality, service, delivery, technical support and price.

Employees

As of December 31, 2009, we had an aggregate workforce of approximately 3,300 individuals, including full-time employees and temporary workers.  We believe our employee and labor relations are good.  We have not experienced any work stoppages to date and currently none of our employees is represented by a labor union.

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

Segment Reporting

We have two reportable segments: the Logistics segment and the Drivetrain segment.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Consolidated Financial Statements and Supplementary Data – Note 18.”

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

A few customers account for a significant majority of our net sales each year.  In 2009, we had three customers that individually accounted for 10% or more of our net sales:  AT&T (48%), TomTom (11%) and Ford (10%).  If we lose any of these customers, or if any of them reduces or cancels a significant order or program, our net sales and operating results could decrease significantly.

Most of our contracts or arrangements with our customers have a term of three years or less and are terminable by the customer subject to a notice period that ranges from 30 days or less to 180 days.  In addition, we periodically renegotiate prices and other terms with our customers, and have historically experienced price reductions in connection with contract renewals.  Furthermore, the current economic climate may lead our customers to more aggressively pursue cost reduction initiatives, which could adversely affect the prices we charge for our products and services.  Because of the periodic expiration of our customer contracts, the short termination periods of those contracts and periodic price negotiations, we cannot give any assurances of continued business with any of our customers or the stability of prices for our products and services and, therefore, our revenue streams.

Our contract with AT&T expires at the end of 2010 and no assurance can be given that we will be successful in negotiating a new contract.

From time to time one or more of our customers could experience severe financial difficulty, which could lead to such customers no longer utilizing our products and services, resulting in a potentially material decline in our revenue.  Furthermore, the bankruptcy of any such customer could adversely affect our ability to collect the related accounts receivable.

Loss of a significant customer could also result in us incurring asset impairment charges and restructuring costs associated with the loss of the customer.

During 2009 we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, which accounted for 7% and 10% of our net sales in 2009 and 2008, respectively.  The program was substantially completed by the end of 2009.  In connection with the loss of this business, our Drivetrain segment recorded a goodwill impairment charge of $37 million during the second quarter of 2009.

Our Logistics business is dependent on the strength of AT&T.

AT&T, which accounted for 68% of our Logistics segment net sales for 2009, operates in a highly competitive technology market.  The number of wireless devices sold by AT&T, whether to new subscribers or as replacements to existing subscribers, is dependent on its ability to keep pace with technological advancements and to provide service programs and prices that are attractive to current and potential customers.  Our net sales to AT&T are substantially related to the number of wireless devices sold by AT&T.  Consequently, any material decrease in wireless devices sold by AT&T would have a material adverse effect on our operating results.

Our Drivetrain business is dependent on our business with Ford.

Ford accounted for 35% of our Drivetrain segment net sales for 2009.  Consequently, any material decrease in our business with Ford will materially and adversely affect Drivetrain net sales.  Our contract with Ford has expired and is currently on a month-to-month basis while we negotiate a new contract.  No assurance can be given that we will be successful in negotiating a new contract.

Current economic conditions could impact the market for our customers’ products, which would in turn adversely affect our results of operations.

Current economic conditions could cause consumers to reduce their purchases of discretionary items that are sold by our customers, such as cellular devices and GPS units, which would in turn reduce the demand for our Logistics services.  These conditions also could lead to automobile owners deferring the repair of their out-of-warranty vehicles, which would reduce the demand for our Drivetrain products.  Such a reduction in demand could have a material adverse effect on our results of operations.

Our financial results are affected by our customers' policies, which are outside our control.

Our financial results are also affected by the policies of our customers.  Changes to our key customers’ policies that could materially affect our business include:

•	our customers’ product return policies becoming more restrictive;

•	reductions in the amount of inventory our customers elect to retain;

•	guidelines that affect dealer decisions to rebuild transmissions at the dealer rather than install remanufactured transmissions;

•	a decision not to use remanufactured units for warranty replacements;

•	shortened warranty periods that could reduce the demand for our products; and

•	pricing strategies.

Substantial competition could reduce our market share and significantly harm our financial performance.

Our industry segments are highly competitive.  We may not be successful in competing against other companies, some of which are larger than us and have greater financial and other resources available to them than we do.  Increased competition could require us to reduce prices or take other actions that may have a material adverse effect on our operating results.

Shortages of component parts or cores could adversely affect our business.

The test and repair portion of our Logistics business relies on component parts supplied by various third parties, and our Drivetrain business relies on component parts and used transmissions and engines (known as cores) supplied by our customers or various third parties.  From time to time we could experience shortages of any of these components or cores due to demand, material shortages or the economic condition of the supplier.  Any shortage of parts or cores would prevent us from completing orders on a timely basis, which could have a material adverse effect on our business.

Our Drivetrain financial results are affected by transmission failures, which are outside our control.

Financial results in our Drivetrain segment are affected by transmission failures, and a drop in the number of failures could adversely affect sales or profitability or lead to variability of operating results.  Generally, if transmissions last longer, there will be less demand for our remanufactured transmissions.  Transmission failures could drop due to a number of factors outside our control, including:

•	transmission designs that result in greater reliability;

•	consumers driving fewer miles per year due to high gasoline prices;

•	consumers delaying repairs; and

•	mild weather.

We may incur material liabilities under various federal, state, local and foreign environmental laws.

We are subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes.  These laws and regulations provide for substantial fines and criminal sanctions for violations and impose liability for the costs of cleaning up, and the damages resulting from, past spills, disposals or other releases of hazardous substances.  We have periodically conducted environmental investigations, some of which have revealed various environmental matters and conditions that could expose us to liability or which have required us to undertake compliance-related improvements or remedial activities.  Any liability we may have under environmental laws could materially affect our business.

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

We may experience significant variations in our future quarterly results of operations.  These fluctuations may result from many factors, including the condition of our industry in general and shifts in demand and pricing for our products.  Our operating results are also highly dependent on our level of gross profit as a percentage of net sales.  Our gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control.  These factors include:

•	pricing strategies;

•	changes to our customers’ product return or warranty policies;

•	changes in product costs from vendors;

•	the risk of some of the items in our inventory becoming obsolete;

•	the availability and quality of component parts and cores;

•	the relative mix of products and services sold during the period; and

•	general market and competitive conditions.

Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period.

Our success depends on our ability to retain our senior management and to attract and retain key personnel.

Our success depends to a significant extent on the efforts and abilities of our senior management team.  We have various programs in place to motivate, reward and retain our management team, including bonus and stock incentive plans.  However, the loss of one or more of these persons could have a material adverse effect on our business.  Our success and plans for future growth will also depend on our ability to hire, train and retain skilled workers in all areas of our business.

We cannot predict the impact of unionization efforts on our business.

From time to time, labor unions have indicated their interest in organizing a portion of our workforce.  Given that some of our customers are in the highly unionized automotive industry, our business is likely to continue to attract the attention of union organizers.  While these efforts have not been successful to date except in the case of our former Mahwah, New Jersey facility (which we closed in 2003), we cannot give any assurance that we will not experience additional union activity in the future.  Any union organization activity, if successful, could result in increased labor costs and, even if unsuccessful, could result in a temporary disruption of our production capabilities and a distraction to our management.

We may be subject to risks associated with future acquisitions.

An element of our long-term growth strategy is the acquisition and integration of complementary businesses in order to broaden product and service offerings, capture market share and improve profitability.  We will not be able to acquire other businesses if we cannot identify suitable acquisition opportunities, obtain financing on acceptable terms or reach mutually agreeable terms with acquisition candidates.  The negotiation of potential acquisitions as well as the integration of an acquired business could require us to incur significant costs and cause diversion of our management's time and resources.  Future acquisitions by us could result in:

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

We may encounter difficulties in integrating any businesses we acquire with our operations.  The success of these transactions depends on our ability to:

•	retain key management members and technical personnel of acquired companies;

•	successfully merge corporate cultures and operational and financial systems; and

•	realize cost reduction and sales synergies.

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

As of February 16, 2010, we had no debt outstanding.  However, our indebtedness could increase substantially from time to time in the future for various reasons, including fluctuations in operating results, capital expenditures and possible acquisitions.  Our consolidated indebtedness level could materially affect our business because:

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

In addition, our credit facility requires us to meet specified financial ratios and limits our ability to enter into various transactions.  If we default on any of our indebtedness, or if we are unable to replace our credit facility when it expires in March 2011 or are otherwise unable to obtain necessary liquidity, our business could be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We conduct our business from the following facilities:

Location	Approx. Sq. Feet	Lease Expiration Date	Products Produced/Services Provided
Oklahoma City, OK	100,000	2019	transmissions, transfer cases and assorted components(1)
Oklahoma City, OK(2)	200,000	owned	transmissions and assorted components(1)
Oklahoma City, OK	94,000	2010	returned material reclamation and disposition, core management(3)(4)
Carrollton (Dallas), TX	39,000	2010	radios, telematics and instrument and display clusters(3)
Ft. Worth, TX	414,000	2013	wireless device and accessory distribution, electronics packaging and related services(3)
Ft. Worth, TX	375,000	2013	wireless device and electronics test and repair, returns processing, accessory packaging(3)
Ft. Worth, TX	181,000	2012	wireless device and accessory packaging, distribution and related services(3)
Grantham, England	120,000	owned	engines and related components(1)
___________
(1)	This facility is used by the Drivetrain segment.
(2)	This property is subject to a mortgage securing our bank credit facility.
(3)	This facility is used by the Logistics segment.
(4)	This facility will be closed in 2010 and a portion of its operations will be consolidated into another facility.

We also lease assorted warehouses and space for our corporate offices and computer services center.  We believe that our current facilities are adequate for the current level of our activities. In the event we were to require additional facilities, we believe that we could procure acceptable facilities.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2009.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock is traded on the Nasdaq Global Select Market under the symbol "ATAC".  As of February 16, 2010, there were 123 record holders of our common stock.  The following table sets forth for the periods indicated the range of high and low sale prices of the common stock as reported by Nasdaq:

	High	Low
2009
First quarter	$15.75	$8.57
Second quarter	20.00	10.60
Third quarter	23.00	13.55
Fourth quarter	24.79	18.82

2008
First quarter	$27.97	$18.27
Second quarter	26.78	19.57
Third quarter	27.05	21.80
Fourth quarter	24.20	12.02

On February 16, 2010, the last sale price of our common stock, as reported by Nasdaq, was $23.21 per share.

Stock Repurchases

During the three months ended December 31, 2009, certain employees delivered to us 2,807 shares of our outstanding common stock in payment of $66,064 of minimum withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans.  Per the stock incentive plans, the shares delivered to us were valued at $23.54 per share, the average closing price of our common stock on the vesting dates of the restricted stock.

Following is a summary of treasury stock acquisitions during the three months ended December 31, 2009:

Period	Total number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(1)
October 1-31, 2009	−	$	−	−	−
November 1-30, 2009	−	$	−	−	−
December 1-31, 2009	2,807		$23.54	2,807	−
___________
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

Performance Graph

The following graph shows the total return to our stockholders compared to two peer groups and the Nasdaq Market Index over the period from January 1, 2005 to December 31, 2009.  Each line on the graph assumes that $100 was invested in our common stock and the respective indices at the closing price on January 1, 2005.  The graph then presents the value of these investments, assuming reinvestment of dividends, through the close of trading on December 31, 2009.

$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
DOLLARS
2004
2005
2006
2007
2008
2009
ATC Technology Corporation
NASDAQ Market Index
Old Peer Group
New Peer Group

	1/1/05	12/31/05	12/31/06	12/30/07	12/29/08	12/31/09
ATC Technology Corporation	100.00	120.75	132.17	169.32	90.87	148.14
Old Peer Group	100.00	111.83	119.32	110.24	83.57	89.67
New Peer Group	100.00	106.82	113.38	104.95	76.19	84.81
NASDAQ Market Index	100.00	102.20	112.68	124.57	74.71	108.56

The old peer group consists of Brightpoint, Inc. and UTI Worldwide Inc. (publicly-traded companies engaged in third-party logistics businesses) and Genuine Parts Co. and Standard Motor Products (publicly-traded companies engaged primarily in businesses in the automotive aftermarket).  The new peer group consists of the same four companies as the old peer group plus ModusLink Global Solutions, Inc. and TESSCO Technologies Inc. (publicly-traded companies engaged in third-party logistics businesses).  By increasing the number of logistics companies in the peer group from two to four while maintaining the number of automotive companies at two, the new peer group more closely matches the relative size of our two business segments.  Management believes that the new peer group most closely represents the peer group for our business.

The cumulative total return shown on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

ITEM 6.       SELECTED FINANCIAL DATA

The selected financial data presented below with respect to the statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 are derived from our Consolidated Financial Statements that have been audited by Ernst & Young LLP, independent registered public accounting firm, and are included elsewhere herein, and are qualified by reference to such financial statements and notes related thereto.  The selected financial data with respect to the statements of operations data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005, are derived from our Consolidated Financial Statements that have been audited by Ernst & Young LLP, independent registered public accounting firm, but are not included herein.  The data provided should be read in conjunction with the Consolidated Financial Statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial information included in this Annual Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statements of Operations Data:
Net sales	$485,017	$530,560	$529,171	$497,891	$419,618
Cost of sales	367,283	408,347	389,768	392,445	315,507
Exit, disposal, certain severance and other charges (credits)(1)	(572)	7,614	1,962	−	−
Gross profit	118,306	114,599	137,441	105,446	104,111
Selling, general and administrative expense	49,080	56,965	61,001	48,936	47,755
Amortization of intangible assets	50	149	243	190	125
Impairment of goodwill(2)	36,991	79,146	−	14,592	−
Exit, disposal, certain severance and other charges(1)	5,710	3,396	1,411	1,938	523
Operating income (loss)	26,475	(25,057)	74,786	39,790	55,708
Interest income	195	624	1,141	605	2,026
Interest expense	(1,135)	(696)	(969)	(4,297)	(7,696)
Other income, net	27	17	116	262	542
Write-off of debt issuance costs	−	−	−	(1,691)	−
Income tax (expense) benefit	(13,855)	2,423	(27,952)	(13,011)	(16,827)
Income (loss) from continuing operations	$11,707	$(22,689)	$47,122	$21,658	$33,753
Income (loss) from continuing operations per diluted share(3)	$0.59	$(1.09)	$2.11	$0.98	$1.56
Shares used in computation of income (loss) from continuing operations per diluted share(3)	19,764	20,878	22,067	21,870	21,531
Other Data:
Capital expenditures	$8,638	$11,332	$19,374	$10,636	$17,241

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$73,803	$17,188	$40,149	$7,835	$45,472
Working capital, continuing operations	162,744	109,887	115,259	89,353	109,143
Property, plant and equipment, net	46,939	52,728	56,462	51,767	54,108
Total assets	292,065	282,342	389,374	345,677	407,780
Current and long-term debt outstanding	–	–	–	17,800	90,779
Long-term liabilities, less current portion	4,857	17,249	35,389	46,194	107,077
Total stockholders' equity	223,926	204,702	280,513	232,330	221,230
_______________
(1)	See Item 8. “Consolidated Financial Statements and Supplementary Data – Note 19” for a description of exit, disposal, certain severance and other charges.

(2)	See Item 8. “Consolidated Financial Statements and Supplementary Data – Note 2 and Note 5” for a description of goodwill impairment charges.

(3)
During 2009, we adopted the two-class method of calculating earnings per share which requires us to allocate a portion of our income to participating securities and retrospectively apply these provisions to all periods presented. As a result, our previously reported income from continuing operations per diluted share decreased by $0.02 and $0.01 for the years ended December 31, 2007 and 2006, respectively.  See Item 8. “Consolidated Financial Statements and Supplementary Data – Note 2 and Note 12” for a description of the computation of earnings per share.

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

Our Business

Our Logistics segment, which generated 71.2% of our revenues in 2009, is a leader in providing comprehensive forward logistics, reverse logistics, test and repair, packaging, warehousing and distribution, and transportation management services for high-tech industries including wireless, broadband and cable, personal navigation devices, automotive electronics and other consumer electronics.

Through our service offerings, we provide our customers with solutions engineered to deliver quality, efficiency and cost savings.  We utilize our extensive expertise in supply chain logistics and full-suite service offerings to provide a closed-loop solution for our customers that decreases their time, cost and capital requirements, and provides them flexibility by converting fixed cost to variable cost.  Our forward logistics processes encompass direct-to-consumer and bulk fulfillment of both new and refurbished products, coupled with warehouse and inventory management, labeling, kitting, pick-pack, break-bulk, cross-dock and light assembly services.  Our reverse logistics processes include direct consumer and retailer returns management, advance exchange, test and repair, and asset recovery and disposition. Additional value-added services include testing and sorting, quality inspection, transportation management and our recently added foreign trade zone (FTZ) capabilities.

The critical success factors that impact our Logistics business include our ability to (i) increase penetration and add new services with existing customers, (ii) expand our customer base, (iii) convert pipeline opportunities into new business wins, (iv) provide superior quality, service and delivery, and (v) continuously improve efficiency and reduce cost.

Our Logistics business has grown from annual sales of $153 million in 2005 to $345 million in 2009, a compound annual growth rate of 22.5%.  This growth has been driven by the increased demand for our customers’ products and the related advancements in electronic technologies, the addition of new services with existing customers, and an expansion of our customer base.

Our Drivetrain segment, which generated 28.8% of our revenues in 2009, provides remanufacturing services predominately to the service and repair organization of automotive OEMs.  As with our Logistics business, through our service offerings we provide our customers with solutions engineered to deliver quality, efficiency and cost savings.  Our Drivetrain customers utilize remanufactured drivetrain components as a lower cost alternative to new products in both warranty and post-warranty applications.  As a result of general improvements in the quality of new transmissions and engines, coupled with declines in the population of in-warranty vehicles, our Drivetrain business has experienced significant declines as sales have decreased from $266 million in 2005 to $140 million in 2009.  Furthermore, in the second quarter of 2009, based upon a declining need for remanufactured transmissions as a result of the improved quality relating to their newest generation of transmissions, Honda, one of our largest Drivetrain customers, informed us of their intention to in-source this function and terminate their automatic transmission remanufacturing program with us, triggering a $37.0 million ($26.0 million net of tax) impairment charge to write down the remaining goodwill in the Drivetrain business.  As of December 31, 2009, this program with Honda was substantially completed.

Our Performance

2009 Consolidated Summary.  Overall, our 2009 results reflect solid execution in a difficult economic environment.  We successfully implemented our restructuring initiatives in Drivetrain, we achieved cost reductions in Logistics, we won and launched a meaningful program with a new customer in Logistics, and we successfully focused on working capital management by driving inventories down, which contributed to our strong liquidity.  Our consolidated sales were $485.0 million for the year ended December 31, 2009, down 8.6% from 2008.  Income from continuing operations for 2009 increased to $11.7 million from a loss of $22.7 million in 2008.  Our results for 2009 included charges of (i) $26.0 million (net of tax) for the impairment of our Drivetrain segment’s goodwill, (ii) $3.2 million (net of tax) for exit, disposal, certain severance and other charges primarily related to the restructuring of our Drivetrain business, and (iii) $1.8 million for a valuation allowance against certain deferred income taxes related to our Drivetrain subsidiary located in the United Kingdom.  The loss from 2008 reflected Drivetrain segment charges of $56.8 million (net of tax) for the impairment of goodwill and $6.1 million (net of tax) related to our Drivetrain restructuring efforts.  Income from continuing operations per diluted share was $0.59 for 2009 as compared to a loss from continuing operations of $1.09 per share for 2008.

Logistics Segment Summary. For the year ended December 31, 2009, net sales from our Logistics business decreased $8.1 million, or 2.3%, to $345.3 million in 2009 from $353.4 million in 2008.  The decrease in sales was primarily due to a decrease in sales to TomTom in 2009 as compared to 2008 related to reductions in their in-channel inventories, and revenue in 2008 from two programs that were discontinued prior to 2009, partially offset by increased sales from new programs, including a test and repair program with a leading handset OEM that could become a 10% customer in 2010.  Segment profit for Logistics increased $7.8 million, or 13.9%, to $64.0 million in 2009 from $56.2 million in 2008.  Benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, the contribution from new program wins, and a favorable mix in services, all contributed to an increase in our profitability in 2009 as compared to 2008.

Drivetrain Segment Summary.   Our Drivetrain segment experienced a challenging year as we (i) completed restructuring activities, which included the closure and consolidation of our Springfield, Missouri remanufacturing operations into our Drivetrain operations located in Oklahoma City, Oklahoma, and (ii) wound down our automatic transmission remanufacturing program with Honda, previously a major customer in our Drivetrain segment.  Drivetrain sales decreased $37.4 million, or 21.1%, to $139.7 million for 2009 from $177.1 million for 2008.  The decrease was primarily due to (a) reduced demand for Honda remanufactured transmissions largely related to lower failure rates of their new transmissions, coupled with the wind-down of this program, and (b) reduced demand for remanufactured drivetrain products across our entire customer base due to (1) reductions in the size of in-warranty vehicle fleets due to declining new car sales, (2) general improvements in quality of new OEM transmissions, and (3) macroeconomic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs.  Our Drivetrain segment recorded an operating loss of $37.0 million in 2009 as compared to a loss of $81.3 million in 2008.  Our results for 2009 and 2008 include goodwill impairment charges of $37.0 million and $79.1 million, respectively, and restructuring charges of $4.6 million and $9.7 million, respectively.

Financing.  During 2009 we generated $62.3 million of cash from operating activities - continuing operations and invested $8.6 million in property, plant and equipment.  As of December 31, 2009, we had no amounts drawn on our $150 million revolving bank credit facility, $73.8 million of cash and cash equivalents on hand, and $148.7 million of borrowing capacity under the credit facility.

Components of Income and Expense

Net Sales.  In our Logistics segment, sales are primarily related to providing:

•	value-added warehouse, packaging and distribution services;

•	reverse logistics;

•	turnkey order fulfillment and information services;

•	testing, refurbishment and repair services;

•	transportation management;

•	automotive electronic components remanufacturing and distribution services; and

•	returned material reclamation, disposition and core management services,

and are recognized upon completion or performance of those services. In our Drivetrain segment, we recognize sales primarily from the sale of remanufactured transmissions at the time of shipment to the customer and, to a lesser extent, upon the completion or performance of a service.

Cost of Sales.  Cost of sales represents the actual cost of purchased components and other materials, direct labor, indirect labor and warehousing costs and manufacturing overhead costs, including depreciation, utilized directly in the production of products or performance of services for which sales have been recognized.

Selling, General and Administrative Expense.  Selling, general and administrative (SG&A) expenses generally are those costs not directly related to the production process or the performance of a service that generates sales and include all selling, marketing, product development and customer service expenses as well as expenses related to general management, finance and accounting, information services, human resources, legal, and corporate overhead expense.

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

Exit, Disposal, Certain Severance and Other Charges (Credits).  We have periodically incurred certain costs associated with restructuring and other initiatives that include consolidation of operations or facilities, management reorganization and delayering, rationalization of products, product lines or services, and asset impairments.  In management’s opinion these costs are generally incremental to our ongoing operation and are separated on our statements of operations in order to improve the clarity of our reported operations.  Examples of these costs include severance benefits for terminated employees, lease termination and other facility exit costs, moving and relocation costs, losses on the disposal or impairments of fixed assets, write-down of certain inventories, and certain legal and other professional fees.  The components of these charges are computed based on actual cash payouts, our estimate of the realizable value of the affected tangible and intangible assets, and estimated exit costs including severance and other employee benefits.  These charges can vary significantly from period to period and as a result, we may experience fluctuations in our reported net income and earnings per share due to the timing of these actions.  See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 19” for a further discussion of these costs.

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

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments.  We evaluate the adequacy of our allowance for doubtful accounts and make judgments and estimates in determining the appropriate allowance at each reporting period based on historical experience, credit evaluations, specific customer collection issues and the length of time a receivable is past due. Since our accounts receivable are often concentrated in a relatively small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on our financial statements.  Our write-offs were $0.6 million for the year ended December 31, 2009, and $0.1 million for each of the years ended December 31, 2008 and 2007.  As of December 31, 2009, we had $80.8 million of accounts receivable, net of allowance for doubtful accounts of approximately $47,000.

Inventory Valuation.  We adjust the value of our inventories for changes in the estimated amount of excess and obsolete inventory.  These adjustments are based on management’s assumptions about market conditions and future demand, which impact the expected usage rates used to estimate our reserve for excess and obsolete inventory.  Demand for our products has fluctuated in the past and may do so in the future, which could result in an increase in excess quantities on hand.  If actual market conditions are less favorable than those projected by management, causing usage rates to vary from those estimated, inventory write-downs may be required.  Although no assurance can be given, these write-downs would not be expected to have a material adverse effect on our financial statements.  For the years ended December 31, 2009, 2008 and 2007, we recorded charges for excess and obsolete inventory of approximately $3.8 million, $10.4 million (including $7.3 million classified as exit, disposal, certain severance and other charges) and $4.4 million (including $1.4 million classified as exit, disposal, certain severance and other charges).  During 2008, as part of the restructuring and consolidation of our Drivetrain business and changes in the economic and financial condition of the automotive industry, we revised our estimates of net realizable value for inventory in our Drivetrain businesses, and recorded a charge of $7.3 million for the write-down of raw materials inventory.  As of December 31, 2009, we had inventory of $55.2 million, net of a reserve for excess and obsolete inventory of $6.9 million.

Goodwill and Indefinite Lived Intangible Assets. Our goodwill and indefinite lived intangible assets are tested for impairment on an annual basis unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment. Certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  The goodwill impairment test is a two-step process which requires us to make estimates regarding the fair value of the reporting unit.  In estimating the fair value of our reporting units, we utilize a valuation technique based on multiples of projected cash flow, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value, or (ii) when an individual reporting unit is disposed of.  Actual results may differ from these estimates under different assumptions or conditions.  If we were to lose a key customer within a particular operating segment or its sales were to decrease materially, impairment adjustments that may be required could have a material adverse effect on our financial statements.

During the three months ended June 30, 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, then a major customer in our Drivetrain segment.  The resulting reduction in estimated future revenues for the North American Drivetrain reporting unit was determined to be an indicator of impairment, and as such, we performed an interim step one test for the potential impairment of the goodwill related to this reporting unit during the quarter ended June 30, 2009.  In estimating the fair value of the North American Drivetrain reporting unit, we used a weighted average of the income approach and the market approach.  Under the income approach, the fair value of the reporting unit is estimated based upon the present value of expected future cash flows.  The income approach is dependent on a number of factors including probability weighted estimates of forecasted revenue and operating costs, capital spending, working capital requirements, discount rates and other variables.  Under the market approach, we estimated the value of the reporting unit by comparison to a group of businesses with similar characteristics whose securities are actively traded in the public markets.  We used peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) and revenues to develop a weighted average estimate of fair value for the market approach.  The resulting estimate of fair value of the reporting unit did not exceed its carrying value, requiring us to perform a step two measurement of the impairment loss.  In step two, the implied fair value of the goodwill is estimated by subtracting the fair value of the reporting unit’s recorded tangible and intangible assets and unrecorded intangible assets from the fair value of the reporting unit.  The impairment loss, if any, is the amount by which the carrying amount of the goodwill exceeds its implied fair value.  As a result of the step two valuation, we concluded that the implied fair value of goodwill for the North American Drivetrain reporting unit was zero, and recorded a goodwill impairment charge of $37.0 million in our Drivetrain segment during the three months ended June 30, 2009.

Our fair value estimate of goodwill for the North American Drivetrain reporting unit as of June 30, 2009 was based upon level three, of the three-level hierarchy established in fair value accounting standards, as unobservable inputs in which there is little or no market data, which required us to develop our own assumptions as described above.

Our annual impairment test, made as of October 1, 2009, indicated that the estimated fair value of our Logistics reporting unit exceeded its carrying value by a significant margin, which indicated that the goodwill was not impaired.  As of December 31, 2009, goodwill was recorded at a carrying value of approximately $16.2 million and is entirely attributable to our Logistics segment.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies.  A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset.  During 2009, our valuation allowance decreased due to the decision to remove from gross deferred tax assets certain state net operating loss carryforwards that had full valuation allowances recorded against them in states where we no longer do business, which was partially offset by recording new valuation allowances against certain (i) operating losses from our Drivetrain subsidiary in the United Kingdom and (ii) state net operating losses in connection with the goodwill impairment recorded in our Drivetrain segment.  Our valuation allowances, primarily related to tax benefits associated with certain state and foreign loss carryforwards, were $5.3 million and $6.3 million as of December 31, 2009 and 2008, respectively.

Warranty Liability.  We provide an allowance for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including inspection and testing at various stages of the production process and the testing of each finished assembly on equipment designed to simulate performance under operating conditions, our warranty obligation is affected by the number of products sold, historical and anticipated rates of warranty claims and costs per unit and actual product failure rates.  Additionally, we participate in the tear-down and analysis of returned products with certain of our customers to assess responsibility for product failures.  For the years ended December 31, 2009, 2008 and 2007, we (i) recorded charges for estimated warranty costs for sales made in the respective year of approximately $0.8 million, $1.0 million and $1.6 million, respectively, and (ii) paid and/or settled warranty claims of approximately $1.0 million, $0.7 million and $0.8 million, respectively.  Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability may be required.  Although no assurance can be given, these revisions would not be expected to have a material adverse effect on our financial statements.

Accounting for Stock-Based Awards.  Our stock option valuations are estimated by using the Black-Scholes option pricing model, and restricted stock awards are measured at the market value of our common stock on the date of issuance.  Our Black-Scholes option pricing model assumes no dividends and includes assumptions for (i) expected volatility based on the historical volatility of our stock over a term equal to the expected term of the option, (ii) risk-free interest rates based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option, and (iii) expected term, which represents the period of time that a stock option is expected to be outstanding before being exercised or cancelled.  During 2009 we awarded an aggregate of 297,623 stock options and 142,549 shares of restricted stock to non-employee directors, executive officers and certain employees.  Total estimated compensation expense of $3.7 million related to awards granted during 2009 is being amortized over the requisite service period.  For all stock-based awards outstanding as of December 31, 2009, an estimated $3.3 million of unrecognized pre-tax compensation is expected to be charged to expense over the remaining vesting period of the awards, approximating a weighted-average period of 1.4 years.

See Item 8. “Consolidated Financial Statements and Supplementary Data – Note 2 and Note 10” for additional information related to our accounting for stock-based awards.

Segment Reporting

We have two reportable segments: the Logistics segment and the Drivetrain segment.  Our Logistics segment provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, refurbishment and repair, and transportation management services to customers in the wireless, consumer electronics and automotive industries.  The Logistics segment’s primary customers include AT&T and TomTom.  Our Drivetrain segment primarily sells remanufactured transmissions to OEMs for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines to certain OEMs in the U.S. and Europe.  Principal Drivetrain customers include Ford, Chrysler and Allison.  Honda was a significant Drivetrain customer prior to the end of our automatic transmission remanufacturing program with them, which was substantially completed by the end of 2009.

We evaluate the performance of each business based upon operating income (segment profit).  Our reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

Results of Operations

The following table sets forth financial statement data expressed in millions of dollars and as a percentage of net sales.

	Year Ended December 31,
	2009		2008		2007
Net sales	$485.0	100.0%	$530.6	100.0%	$529.2	100.0%
Gross profit(1)	118.3	24.4	114.6	21.6	137.4	26.0
SG&A expense	49.1	10.1	57.0	10.7	61.0	11.5
Impairment of goodwill	37.0	7.6	79.1	14.9	−	−
Exit, disposal, certain severance and other charges(1)	5.1	1.1	11.0	2.1	3.4	0.6
Operating income (loss)	26.5	5.5	(25.1)	(4.7)	74.8	14.1
Interest income	0.2	−	0.6	0.1	1.1	0.2
Interest expense	(1.1)	(0.2)	(0.7)	(0.1)	(1.0)	(0.2)
Income (loss) from continuing operations	11.7	2.4	(22.7)	(4.3)	47.1	8.9
___________
(1)
Includes charges and credits, net in our Drivetrain segment classified as cost of sales in the consolidated statements of operations as follows: (i) a credit of $0.6 million and a charge of $7.6 million for restructuring activities recorded in 2009 and 2008, respectively, and (ii) a charge of $2.0 million primarily related to the wind-down of activities with certain low-volume customers in 2007.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Income from continuing operations of $11.7 million for 2009 increased from a loss of $22.7 million for 2008.  Income from continuing operations per diluted share was $0.59 for 2009 as compared to a loss from continuing operations of $1.09 per share in 2008.  Our results for 2009 included (i) a goodwill impairment charge of $26.0 million (net of tax) in our Drivetrain segment, (ii) net exit, disposal, certain severance and other charges of $3.2 million (net of tax) primarily in the Drivetrain segment and (iii) a charge of $1.8 million for a valuation allowance against certain deferred income taxes related to our Drivetrain subsidiary located in the United Kingdom.  Our results for 2008 included (a) a goodwill impairment charge of $56.8 million (net of tax) in our Drivetrain segment, (b) restructuring charges of $6.1 million (net of tax) primarily related to consolidation of our Drivetrain segment’s North American operations, and (c) additional exit, disposal, certain severance and other charges of $0.8 million (net of tax) primarily related to certain cost reduction activities.  Other factors that contributed to the improvement in income from continuing operations in 2009 included:

•	benefits from our Drivetrain segment consolidation and restructuring, our on-going lean and continuous improvement program, and other cost reduction initiatives;

•	the contribution from new program wins in our Logistics segment; and

•	a favorable mix of services, including increased sales related to a customer product launch and special projects completed during 2009 in our Logistics segment;

partially offset by:

•	reduced demand for Honda remanufactured transmissions largely related to the lower failure rates of their new transmissions coupled with the impact of the wind-down of this program;

•
reduced demand for remanufactured drivetrain products other than Honda due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macroeconomic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs;

•	revenue in 2008 from two Logistics programs that were discontinued prior to 2009;

•	lower sales to TomTom in 2009 as compared to 2008 related to reductions in their in-channel inventories; and

•	scheduled price concessions to certain customers, primarily in our Logistics segment, granted in connection with previous contract renewals.

Net Sales

Net sales decreased $45.6 million, or 8.6%, to $485.0 million for 2009 from $530.6 million for 2008.  This decrease was primarily due to:

•	reduced demand for Honda remanufactured transmissions largely related to the lower failure rates of their new transmissions, coupled with the impact of the wind-down of this program;

•
reduced demand for remanufactured drivetrain products other than Honda due to a variety of factors including (i) a reduction in the size of in-warranty vehicle fleets due to declining new car sales, (ii) improved quality of new OEM transmissions, and (iii) macroeconomic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs;

•	lower sales to TomTom in 2009 as compared to 2008 related to reductions in their in-channel inventories;

•	revenue in 2008 from two Logistics programs that were discontinued prior to 2009; and

•	scheduled price concessions to certain customers, primarily in our Logistics segment, granted in connection with previous contract renewals;

partially offset by increased sales from new program wins in our Logistics segment and to a lesser extent in our Drivetrain segment.

Of our net sales for 2009 and 2008, AT&T accounted for 48.4% and 42.8%, TomTom accounted for 10.9% and 13.8%, Ford accounted for 10.2% and 11.0%, and Honda accounted for 7.1% and 9.7%, respectively.

Gross Profit

Gross profit increased $3.7 million, or 3.2%, to $118.3 million for 2009 from $114.6 million for 2008.  Reflected in gross profit are a net credit of $0.6 million and net costs of $7.6 million for 2009 and 2008, respectively, for amounts classified as exit, disposal, certain severance and other charges (credits) (as described below).  Excluding these amounts, gross profit decreased in 2009 due to the factors described above under “Net Sales,” partially offset by benefits from our Drivetrain segment consolidation and restructuring, our on-going lean and continuous improvement program, and other cost reduction initiatives.

Selling, General and Administrative Expense

SG&A expense decreased $7.9 million, or 13.9%, to $49.1 million for 2009 from $57.0 million for 2008.  The decrease was primarily the result of the benefits from our Drivetrain segment consolidation and restructuring, our on-going lean and continuous improvement program, and other cost reduction initiatives.  As a percentage of net sales, SG&A expense decreased to 10.1% for 2009 from 10.7% for 2008.

Impairment of Goodwill

During the second quarter of 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, then a major customer in our Drivetrain segment.  This change in our North American Drivetrain business triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of our North American Drivetrain reporting unit no longer supported the assigned goodwill and recorded a goodwill impairment charge during the second quarter of 2009 of $37.0 million ($26.0 million net of tax).

During the fourth quarter of 2008, significant adverse changes in the business climate in the North American vehicle industry occurred due to the economic slowdown, placing unprecedented distress on our customers and the supporting supply base.  This change in the business climate triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of this reporting unit no longer supported the recorded goodwill, thus we recorded a goodwill impairment charge in our Drivetrain segment during the fourth quarter of 2008 of $79.1 million ($56.8 million net of tax).

As of December 31, 2009, goodwill for our Drivetrain segment was zero.

Exit, Disposal, Certain Severance and Other Charges (Credits)

During the later part of 2008, our Drivetrain customers and the supporting supply base experienced unprecedented distress due to the economic slowdown and adverse changes in the North American vehicle industry.  As a result, during the fourth quarter of 2008 we began to take actions to restructure our Drivetrain operations, including the closure and consolidation of our Springfield, Missouri operations into our Drivetrain operations located in Oklahoma City, Oklahoma.

In connection with this restructuring, we recorded pre-tax charges of $5.1 million ($3.2 million net of tax) during 2009, consisting of (i) $3.7 million ($2.3 million net of tax) of costs to transfer production from the Springfield facility to the Oklahoma City facility and other facility exit costs (including $0.9 million of costs classified as cost of sales – products), and (ii) $1.4 million ($0.9 million net of tax) of severance and related costs for employees terminated as part of the closure of the Springfield facility.  This consolidation and restructuring, which is expected to result in pre-tax annual cost savings of $6 million, is complete and we do not expect to incur any significant additional charges related to these actions.

Also during 2009, we recorded (i) a net credit of $0.5 million ($0.3 million net of tax) related to additional restructuring activities in the Drivetrain segment, which included: (x) income of $2.6 million ($1.6 million net of tax) from an adjustment to materials cost related to the wind-down of our relationship with a customer (classified as cost of sales – products), (y) $1.1 million ($0.7 million net of tax) of costs related to a customer inventory reimbursement obligation negotiated during 2009 (classified as cost of sales – products), and (z) $1.0 million ($0.6 million net of tax) of costs primarily related to fixed asset impairments and other costs related to cost reduction activities, and (ii) a charge of $0.6 million ($0.4 million net of tax) of certain severance and related costs associated with the separation of our former CFO.

During 2008, we recorded $11.0 million ($6.9 million net of tax) of exit, disposal, certain severance and other charges, which consisted of:

•
$9.7 million ($6.1 million net of tax) related to the Drivetrain restructuring activities initiated in 2008 comprised of (i) $7.3 million ($4.6 million net of tax) for the write-down of raw materials inventory, including the disposal of $6.6 million, due to the determination of excess quantities of raw materials on hand as a result of the recent decline in volume and the consolidation of facilities (classified as cost of sales), (ii) $1.9 million ($1.2 million net of tax) of severance and related costs, (iii) $0.3 million ($0.2 million net of tax) of costs related to fixed asset disposals (classified as cost of sales), and (iv) $0.2 million ($0.1 million net of tax) of other plant consolidation costs; and

•
$1.3 million ($0.8 million net of tax) of costs primarily related to severance and related benefits for certain cost reduction activities consisting of $1.0 million in our Drivetrain segment and $0.3 million in our Logistics segment.

As an on-going part of our planning process, we continue to identify and evaluate areas where cost efficiencies can be achieved through actions such as consolidation of redundant facilities, outsourcing functions, or changing processes or systems.  Implementation of any of these could require us to incur additional exit, disposal, certain severance and other charges, which would be offset over time by the projected cost savings.

Operating Income (Loss)

Operating income (loss) increased to income of $26.5 million for 2009 from a loss of $25.1 million for 2008.  This net increase was primarily due to the $42.1 million decrease in goodwill impairment charges between 2009 and 2008 described above under “Impairment of Goodwill,” coupled with the factors described above under “Exit, Disposal, Certain Severance and Other Charges (Credits),” and “Gross Profit.”

Interest Income

Interest income decreased $0.4 million, or 66.7%, to $0.2 million for 2009 from $0.6 million for 2008. The decrease was primarily attributable to lower interest rates in 2009 as compared to 2008.

Interest Expense

Interest expense increased $0.4 million, or 57.1%, to $1.1 million for 2009 from $0.7 million for 2008.  This increase was primarily due to the $70.0 million borrowing we made under our credit facility during 2009 to increase our cash position and preserve our financial flexibility in light of uncertainty in the capital markets.  This borrowing was repaid during the fourth quarter of 2009 and as of December 31, 2009 we had no amounts outstanding under our credit facility.

Income Tax Expense (Benefit)

During 2009, our net tax expense of $13.9 million includes (i) a benefit of $11.0 million related to the goodwill impairment charge of $37.0 million recorded during 2009, of which $2.9 million was nondeductible, and (ii) an expense of $1.8 million for a valuation allowance against certain foreign deferred income tax assets related to our Drivetrain subsidiary located in the United Kingdom.  During 2008, our net tax benefit of $2.4 million included tax benefits of $22.3 million primarily related to the goodwill impairment charge of $79.1 million, of which $17.8 million was nondeductible.  The normalized effective income tax rates (excluding the impact of the goodwill impairment charges and valuation allowance of deferred income tax assets) for each of 2009 and 2008 was approximately 36.9%.

Discontinued Operations

During the first quarter of 2008, we concluded that the potential return on the investment for our NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold certain tangible and intangible assets related to the NuVinci project to Fallbrook Technologies Inc. for a total of $6.1 million.  The after-tax loss of $2.5 million from discontinued operations that we recorded in 2008 was primarily related to the discontinued NuVinci CVP project.  On a pre-tax basis, the loss was $4.3 million and consisted of $2.4 million of operating losses from NuVinci, and a charge of $1.9 million related to the exit from this project, which consisted of charges of (i) $1.0 million for termination benefits, (ii) $0.5 million for certain inventory deemed unusable by Fallbrook, (iii) $0.2 million primarily related to the write-off of capitalized patent development costs, and (iv) $0.2 million related to the disposal of certain fixed assets.  There were no similar costs recorded in 2009.

See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 15” for a further discussion of these charges.

Reportable Segments

Logistics Segment

The following table presents net sales and segment profit expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2009		2008
Net sales	$345.3	100.0%	$353.4	100.0%
Segment profit	$64.0	18.5%	$56.2	15.9%

Net Sales.  Net sales decreased $8.1 million, or 2.3%, to $345.3 million for 2009 from $353.4 million for 2008.  This decrease was primarily related to:

•	lower sales to TomTom in 2009 as compared to 2008 related to reductions in their in-channel inventories;

•	revenue in 2008 from two programs that were discontinued prior to 2009; and

•	scheduled price concessions granted to certain customers in connection with previous contract renewals;

partially offset by increased sales from new program wins.

Of our segment net sales for 2009 and 2008, AT&T accounted for 67.9% and 64.2% and TomTom accounted for 15.3% and 20.8%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During 2008, we recorded $0.3 million of these costs for severance related to cost reduction activities and the reorganization of certain functions within the segment’s information technology group.  These were no similar costs recorded in 2009.

Segment Profit.  Segment profit increased $7.8 million, or 13.9%, to $64.0 million (18.5% of segment net sales) for 2009 from $56.2 million (15.9% of segment net sales) for 2008.  The increase was primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives, the factors described above under “Net Sales,” and a favorable mix of services.

Drivetrain Segment

The following table presents net sales, impairment of goodwill, exit, disposal, certain severance and other charges, and segment loss expressed in millions of dollars and as a percentage of net sales:

	Year Ended December 31,
	2009		2008
Net sales	$139.7	100.0%	$177.1	100.0%
Impairment of goodwill	$37.0	26.5%	$79.1	44.7%
Exit, disposal, certain severance and other charges	$4.6	3.3%	$10.7	6.0%
Segment loss	$(37.0)	−	$(81.3)	−

Net Sales.  Net sales decreased $37.4 million, or 21.1%, to $139.7 million for 2009 from $177.1 million for 2008.  The decrease was primarily due to (i) reduced demand for Honda remanufactured transmissions largely related to the lower failure rates of their new transmissions, coupled with the impact of the wind-down of this program, and (ii) reduced demand for remanufactured drivetrain products other than Honda due to a variety of factors including (x) a reduction in the size of in-warranty vehicle fleets due to declining new car sales, (y) improved quality of new OEM transmissions, and (z) macroeconomic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs.  This decrease in sales was partially offset by revenues related to the beginning of the launch of remanufactured engines for Chrysler.

Of our segment net sales for 2009 and 2008, Ford accounted for 35.3% and 32.8% and Honda accounted for 24.8% and 29.1%, respectively.

Impairment of Goodwill. Beginning in the fourth quarter of 2008, our North American Drivetrain business experienced significant adverse changes which caused goodwill impairment charges of (i) $79.1 million ($56.8 million net of tax) during 2008, and (ii) $37.0 million ($26.0 million net of tax) during 2009.  See above under “Impairment of Goodwill.”  As of December 31, 2009, goodwill for our Drivetrain segment was zero.

Exit, Disposal, Certain Severance and Other Charges.  During the later part of 2008, our Drivetrain customers and the supporting supply base experienced unprecedented distress due to the economic slowdown and adverse changes in the North American vehicle industry.  As a result, during the fourth quarter of 2008 we began to take actions to restructure our Drivetrain operations, which led to exit, disposal, certain severance and other charges of $5.1 million and $9.7 million in 2009 and 2008, respectively.

We also recorded a net credit of $0.5 million for additional restructuring activities in 2009, and a charge of $1.0 million related to certain cost reduction activities in 2008.

See above under “Exit, Disposal, Certain Severance and Other Charges (Credits).”

Segment Loss.  Segment loss decreased $44.3 million, to a loss of $37.0 million for 2009 from a loss of $81.3 million for 2008.  The decrease was primarily due to the factors described above under “Impairment of Goodwill” and “Exit, Disposal, Certain Severance and Other Charges.” Excluding these costs, the decrease in segment profit in 2009 as compared to 2008 was primarily the result of the negative operating leverage experienced as volumes declined due to the factors described above under “Net Sales,” and costs associated with the start-up of our remanufactured engines program for Chrysler, partially offset by savings from our consolidation and restructuring activities.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Income (loss) from continuing operations decreased to a loss of $22.7 million in 2008 from income of $47.1 million in 2007.  In 2008 we reported a loss from continuing operations of $1.09 per share as compared to income from continuing operations per diluted share of $2.11 in 2007, as reported under the two-class method of computing earnings per share ($2.13 as previously reported).  Our results for 2008 included (i) a goodwill impairment charge of $56.8 million (net of tax) in our Drivetrain segment, which includes an income tax benefit of $0.4 million from the revaluation of certain deferred tax assets primarily related to tax deductible goodwill, and restructuring charges of $6.1 million (net of tax) related to our Drivetrain segment’s North American operations, which included the closure of our plant in Springfield, Missouri and consolidation of its operations into our facility in Oklahoma City, Oklahoma, and (ii) additional exit, disposal, certain severance and other charges of $0.8 million (net of tax) primarily related to certain cost reduction activities.  Our results for 2007 included exit, disposal, certain severance and other charges of $2.1 million (net of tax).  Other factors that contributed to the lower income (loss) from continuing operations in 2008 as compared to 2007 included:

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

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (however, certain transmission models we remanufacture or programs we have been awarded were approved by Chrysler for use in its warranty program); and

•
macroeconomic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs, thus reducing overall demand for remanufactured transmissions in our Drivetrain segment;

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

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (however, certain transmission models we remanufacture or programs we have been awarded were approved by Chrysler for use in its warranty program); and

•
macroeconomic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs, thus reducing overall demand for remanufactured transmissions in our Drivetrain segment.

Of our net sales for 2008 and 2007, AT&T accounted for 42.8% and 36.9%, TomTom accounted for 13.8% and 3.1%, Ford accounted for 11.0% and 14.3%, and Honda accounted for 9.7% and 15.7%, respectively.

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

SG&A Expense

SG&A expense decreased $4.0 million, or 6.6%, to $57.0 million for 2008 from $61.0 million for 2007.  The net decrease was primarily the result of benefits from our on-going lean and continuous improvement program and other cost reduction initiatives and a reduction in cost for incentive compensation programs, partially offset by an increase in costs associated with revenue growth in our Logistics segment.  As a percentage of net sales, SG&A expense decreased to 10.7% for 2008 from 11.5% for 2007.

Impairment of Goodwill

During the fourth quarter of 2008, significant adverse changes in the business climate in the North American vehicle industry occurred due to the economic slowdown, placing unprecedented distress on our customers and the supporting supply base.  This change in the business climate triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of this reporting unit no longer supported the recorded goodwill, thus we recorded a goodwill impairment charge in our Drivetrain segment during the fourth quarter of 2008 of $79.1 million ($56.8 million net of tax, which included an income tax benefit of $0.4 million from the revaluation of certain deferred tax assets primarily related to tax deductible goodwill).

Exit, Disposal, Certain Severance and Other Charges

During 2008, we recorded $11.0 million ($6.9 million net of tax) of exit, disposal, certain severance and other charges, which consisted of:

•
$9.7 million ($6.1 million net of tax) related to the restructuring activities in our Drivetrain segment’s North American operations (including the closure of our plant in Springfield, Missouri and consolidation of its operations into our facility in Oklahoma City, Oklahoma), which consisted of (i) $7.3 million ($4.6 million net of tax) for the write-down of raw materials inventory, including the disposal of $6.6 million, due to the determination of excess quantities of raw materials on hand as a result of the decline in volume and the consolidation of facilities (classified as cost of sales), (ii) $1.9 million ($1.2 million net of tax) of severance and related costs, (iii) $0.3 million ($0.2 million net of tax) of costs related to fixed asset disposals (classified as cost of sales), and (iv) $0.2 million ($0.1 million net of tax) of other plant consolidation costs; and

•
$1.3 million ($0.8 million net of tax) of costs primarily related to severance and related benefits for certain cost reduction activities consisting of $1.0 million in our Drivetrain segment and $0.3 million in our Logistics segment.

During 2007, we recorded $3.4 million ($2.1 million net of tax) of exit, disposal, certain severance and other charges, which consisted of (i) $1.4 million ($0.9 million net of tax) for the write-down of raw materials inventory related to the wind-down of activities with certain low-volume customers (classified as cost of sales), (ii) $0.7 million ($0.5 million net of tax) of severance and other costs primarily related to certain management upgrades and cost reduction activities, (iii) $0.7 million ($0.4 million net of tax) of certain legal and other professional fees unrelated to our ongoing operations, and (iv) $0.6 million ($0.3 million net of tax) of costs primarily related to fixed asset disposals related to the exit from a leased facility, a change in the estimated useful life of certain fixed assets, and to a lesser extent the disposal of certain fixed assets related to the wind-down of activities with certain low-volume customers (classified as cost of sales).

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

Interest Expense

Interest expense decreased $0.3 million, or 30.0%, to $0.7 million for 2008 from $1.0 million for 2007.  This decrease was primarily due to slightly lower debt outstanding in 2008 as compared to 2007.  As of December 31, 2008, there were no borrowings outstanding under our credit facility.

Income Tax Expense (Benefit)

Our income tax benefit of $2.4 million for 2008 included tax benefits of $22.3 million primarily related to the goodwill impairment charge of $79.1 million, of which $17.8 million is nondeductible.  The normalized effective income tax rate for 2008 was approximately 36.9%, as compared to 37.2% for 2007.

Discontinued Operations

During 2008 and 2007 we recorded after-tax losses from discontinued operations of $2.5 million and $7.5 million, respectively.

During the first quarter of 2008, we concluded that the potential return on the investment for our NuVinci CVP project was not sufficient to continue development activities.  As a result, we sold certain tangible and intangible assets related to the NuVinci project to Fallbrook Technologies Inc. for a total of $6.1 million. The after-tax loss of $2.5 million from 2008 was primarily related to the discontinued NuVinci CVP project.  On a pre-tax basis, the loss of $4.3 million consisted of $2.4 million of operating losses from NuVinci and a charge of $1.9 million related to the exit from this project, which consisted of charges of (i) $1.0 million for termination benefits, (ii) $0.5 million for certain inventory deemed unusable by Fallbrook, (iii) $0.2 million primarily related to the write-off of capitalized patent development costs, and (iv) $0.2 million related to the disposal of certain fixed assets.

For 2007, the after-tax loss of $7.5 million consisted of (i) $7.1 million related to the operating results of the NuVinci project, and (ii) $0.4 million related to the run-out of warranty claims in our discontinued Independent Aftermarket businesses.

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

Net Sales.  Net sales increased $59.5 million, or 20.2%, to $353.4 million for 2008 from $293.9 million for 2007.  This increase was primarily related to:

•	the launch and ramp-up of programs with TomTom and AT&T; and

•	increased volumes in our base business programs with AT&T and other customers;

partially offset by:

•	a decline in sales to GM primarily due to higher sales in 2007 from an automotive electronics upgrade program that was substantially completed at the end of the first quarter of 2008;

•	a decline in Nokia revenues due to the termination of a test and repair program in June 2007; and

•	scheduled price concessions granted to a customer in connection with previous contract renewals.

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

Drivetrain Segment

The following table presents net sales, impairment of goodwill, exit, disposal, certain severance and other charges, and segment (loss) profit expressed in millions of dollars and as a percentage of net sales:

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

•
lower volumes of Chrysler remanufactured transmissions due to Chrysler’s decision not to use remanufactured transmissions for warranty repairs generally for model years 2003 and later, resulting in one less model year being in our warranty program each year (however, certain transmission models we remanufacture or programs we have been awarded were approved by Chrysler for use in its warranty program); and

•	macroeconomic factors believed to have resulted in a reduction in the number of miles driven and the deferral of repairs, thus reducing overall demand for remanufactured transmissions.

Of our segment net sales for 2008 and 2007, Ford accounted for 32.8% and 32.3% and Honda accounted for 29.1% and 35.3%, respectively.

Impairment of Goodwill.  During the fourth quarter of 2008, significant adverse changes in the business climate in the North American vehicle industry occurred due to the economic slowdown, placing unprecedented distress on our customers and the supporting supply base.  This change in the business climate triggered an interim test for the potential impairment of goodwill related to our Drivetrain business. As a result, we concluded that the fair value of this reporting unit no longer supported the assigned goodwill and recorded a goodwill impairment charge during the fourth quarter of 2008 of $79.1 million ($56.8 million net of tax, which included an income tax benefit of $0.4 million from the revaluation of certain deferred tax assets primarily related to tax deductible goodwill).  There were no similar costs recorded in 2007.

Exit, Disposal, Certain Severance and Other Charges.  During 2008, we recorded $10.7 million of these costs, which consisted of:

•
$9.7 million related to the restructuring activities in our North American operations (including the closure of our plant in Springfield, Missouri and consolidation of its operations into our facility in Oklahoma City, Oklahoma), which consisted of (i) $7.3 million for the write-down of raw materials inventories due to the determination of excess quantities of raw materials on hand as a result of the recent decline in volume and the consolidation of facilities, (ii) $1.9 million of severance and related costs, (iii) $0.3 million of costs related to fixed asset disposals, and (iv) $0.2 million of other plant consolidation costs; and

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

Segment (Loss) Profit.  Segment (loss) profit decreased to a loss of $81.3 million for 2008 from a profit of $29.7 million (12.6% of segment net sales) for 2007.  The decrease was primarily due to the factors described above under “Impairment of Goodwill” and “Exit, Disposal, Certain Severance and Other Charges.”  Other factors which contributed to the lower segment profit in 2008 as compared to 2007 were primarily the result of the negative operating leverage experienced as volumes declined due to the factors described above under “Net Sales.”

Liquidity and Capital Resources

Cash Flow and Capital Expenditures

We had total cash and cash equivalents on hand of $73.8 million at December 31, 2009.  Net cash provided by operating activities from continuing operations was $62.3 million in 2009.  During the period, we generated $2.3 million of cash from our working capital accounts, which included:

•	$8.5 million from reduced inventories primarily related to a reduction in inventory in the Logistics segment; and

•	$2.3 million from prepaid and other assets;

partially offset by,

•	$7.9 million for accounts receivable primarily due to an increase in revenues from our Logistics segment during the fourth quarter of 2009 as compared to the fourth quarter of 2008; and

•	$0.7 million for accounts payable and accrued expenses.

Net cash used in investing activities from continuing operations was $8.5 million for the year, which consisted of $8.6 million of capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts and $0.2 million of net purchases of available-for-sale securities for our nonqualified deferred compensation plan, partially offset by $0.3 million of proceeds from the sale of machinery and equipment.  Net cash provided by financing activities of $2.8 million was primarily related to cash proceeds of $3.2 million and tax benefits of $0.3 million from the exercise of stock options, partially offset by $0.6 million for treasury stock repurchases of our common stock.

For 2010, we estimate $13-$15 million for capital expenditures, consisting of approximately $7-$8 million in support of new business and capacity expansion initiatives in both our Logistics and Drivetrain segments and approximately $6-$7 million in support of maintenance and cost reduction initiatives.

For 2010, we expect our effective tax rate to be 37.8%.

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

At our election, amounts advanced under the revolving credit facility will bear interest at either (i) the Base Rate plus a specified margin or (ii) the LIBOR rate plus a specified margin.  The Base Rate is equal to the higher of (a) the lender’s prime rate or (b) the federal funds rate plus 0.50%.  The applicable margins for both Base Rate and LIBOR rate loans are subject to quarterly adjustments based on our leverage ratio as of the end of the four fiscal quarters then completed.  At December 31, 2009, the applicable margins for Base Rate and LIBOR rate loans were zero and 1.00%, respectively.

As specified in our credit agreement, the following table sets forth the rates based upon our leverage ratio:

	Applicable Rate
Consolidated Leverage Ratio	LIBOR Margin and Letters of Credit	Commitment Fee	Base Rate Margin
Less than 1.00:1	1.00%	0.20%	0.00%
Greater or equal to 1.00:1 but less than 1.75:1	1.25%	0.25%	0.25%
Greater or equal to 1.75:1 but less than 2.50:1	1.50%	0.30%	0.50%
Greater or equal to 2.50:1	1.75%	0.35%	0.75%

We were in compliance with all the credit facility’s debt covenants as of December 31, 2009.

During 2009, we borrowed $70.0 million under our credit facility in order to increase our cash position and preserve our financial flexibility in light of uncertainty in the capital markets.  The proceeds were held in high-quality, low-risk investments and were not expected to be used in the near term.  Given our cash position and the strength of our business, we repaid the borrowing during the fourth quarter of 2009, and do not expect to make any borrowings for a similar purpose in 2010.  We expect to replace our current credit facility, prior to its March 2011 expiration date, with another credit facility with similar terms and provisions.

As of December 31, 2009, our liquidity included (i) borrowing capacity under the credit facility of $148.7 million, net of $1.3 million for outstanding letters of credit, and (ii) $73.8 million of cash on hand.

Two of our customers (Chrysler and General Motors) filed for bankruptcy protection under U.S. bankruptcy laws during 2009.  As of December 31, 2009, we had received substantially all the pre-bankruptcy net amounts owed to us from Chrysler and GM.

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

Contractual Obligations

The following table summarizes our contractual obligations from continuing operations expressed in millions of dollars as of December 31, 2009:

	Total	Less than 1 year		1 – 3 years	3 – 5 years		More than 5 years
Debt Obligations:
Letters of credit	$1.3	$	−	$1.3	$	−	$	−
Interest on credit facility(1)	0.4		0.3	0.1		–		–
Total debt obligations	1.7		0.3	1.4		–		–

Operating lease obligations(2)	21.0		5.5	9.8		3.4		2.3
Purchase obligations(3)	13.5		13.5	−		−		−
Liabilities related to uncertain tax positions	0.5		0.5	−		−		−
Nonqualified deferred compensation(4)	5.6		4.0	0.2		0.1		1.3
Deferred compensation(5)	0.2		0.1	0.1		−		−
Total	$42.5		$23.9	$11.5		$3.5		$3.6
_____________________
(1)
Represents estimated interest expense related to the unused portion of our credit facility as of December 31, 2009.  Interest is determined assuming the credit facility was terminated on March 31, 2011, its expiration date.  There were no borrowings outstanding under the credit facility at December 31, 2009.

(2)
We lease certain facilities and equipment under various operating lease agreements, which expire on various dates through 2019.  Facility leases that expire generally are expected to be renewed or replaced by other leases.  Obligations related to lease renewals are not included in the table above.

(3)
Primarily consist of contractual arrangements in the form of purchase orders and other commitments with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

(4)	Represents amounts payable to certain of our employees and directors under a nonqualified deferred compensation plan.

(5)
Relates to the 1997 acquisition of a former Drivetrain segment business, which requires us to make certain payments to key employees of the seller on various dates subsequent to the closing date.  Through December 31, 2009, we had made $3.4 million of these payments (including $0.1 million paid in 2009).

Fair Value

Our cash and cash equivalents and short-term and long-term investments are measured at fair value on a recurring basis.  Our cash and cash equivalents as of December 31, 2009 are primarily invested in highly liquid money market funds.  The short-term and long-term investments consist of mutual fund securities that have been placed in a trust in which the use of the assets is restricted to our nonqualified deferred compensation plan.  The fair value amounts for these financial instruments are based upon quoted prices in active markets for identical assets and liabilities (level one of the fair value hierarchy established by generally accepted accounting principles).

The carrying value as of December 31, 2009 of accounts receivable, inventories, prepaid and other assets, refundable income taxes, accounts payable, accrued expenses, and income taxes payable approximated fair value because of the short-term nature of these instruments.

Off-Balance Sheet Arrangements

We are not engaged in any off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial condition or results of operations.  However, we are subject to various other commitments and contingencies as disclosed in Item 8. "Consolidated Financial Statements and Supplementary Data – Note 17."

Impact of New Accounting Standards

See Item 8. “Consolidated Financial Statements and Supplementary Data - Note 2” for a discussion regarding new accounting standards.

Inflation

Although we are subject to the effects of changing prices, the impact of inflation has not been a significant factor in our results of operations for the periods presented.  In some circumstances, market conditions or customer expectations may prevent us from increasing the prices of our products and services to offset the inflationary pressures that may increase our costs in the future.

Seasonality

Our Logistics segment can be subject to seasonal patterns that generally affect the wireless device and consumer electronics industries with sales increasing in the later half of the year to coincide with certain holiday seasons.  The following table presents quarterly net sales for our Logistics segment as a percentage of annual net sales:

	For the three months ended
Year	March 31,	June 30,	September	December
2009	22.4%	24.6%	26.0%	27.0%
2008	24.0%	24.5%	26.7%	24.8%
2007	23.3%	23.5%	25.7%	27.5%

Environmental Matters

See Item 1. "Business–Environmental" for a discussion of environmental matters relating to us.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  At December 31, 2009, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the year ended December 31, 2009 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of December 31, 2009, we had no amounts outstanding under our credit facility and therefore no interest rate exposure.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the year ended December 31, 2009, a 10% change in the foreign exchange rate would increase or decrease our consolidated net income by approximately $81,000.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of ATC Technology Corporation

We have audited the accompanying consolidated balance sheets of ATC Technology Corporation (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ATC Technology Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company adopted the Financial Accounting Standards Board Staff Position, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities, as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ATC Technology Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of ATC Technology Corporation

We have audited ATC Technology Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ATC Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ATC Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ATC Technology Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2010

ATC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$73,803	$17,188
Short-term investments	3,976	446
Accounts receivable, net	80,840	72,897
Inventories	55,236	63,334
Prepaid and other assets	3,398	4,508
Refundable income taxes	495	2,509
Deferred income taxes	8,278	8,943
Assets of discontinued operations	-	52
Total current assets	226,026	169,877

Property, plant and equipment, net	46,939	52,728
Debt issuance costs, net	193	350
Goodwill	16,238	53,229
Long-term investments	1,689	4,680
Other assets	980	1,478
Total assets	$292,065	$282,342

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$34,272	$29,221
Accrued expenses	22,426	25,863
Income taxes payable	2,496	4,290
Deferred compensation	4,088	564
Liabilities of discontinued operations	-	453
Total current liabilities	63,282	60,391

Deferred compensation, less current portion	1,776	4,870
Other long-term liabilities	2,082	2,659
Liabilities related to uncertain tax positions	546	1,637
Deferred income taxes	453	8,083

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 27,999,389 and 27,639,527
as of December 31, 2009 and 2008, respectively	280	276
Additional paid-in capital	243,907	236,994
Retained earnings	111,916	100,167
Accumulated other comprehensive income (loss)	176	(969)
Common stock held in treasury, at cost - 7,930,699 and 7,868,354 shares
as of December 31, 2009 and 2008, respectively	(132,353)	(131,766)
Total stockholders' equity	223,926	204,702

Total liabilities and stockholders' equity	$292,065	$282,342

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the years ended December 31,
	2009	2008	2007

Net sales:
Services	$345,297	$353,416	$293,917
Products	139,720	177,144	235,254
Total net sales	485,017	530,560	529,171

Cost of sales:
Services	247,850	262,685	211,937
Products	119,433	145,662	177,831
Products - exit, disposal, certain severance and other charges (credits)	(572)	7,614	1,962
Total cost of sales	366,711	415,961	391,730

Gross profit	118,306	114,599	137,441

Selling, general and administrative expense	49,080	56,965	61,001
Amortization of intangible assets	50	149	243
Impairment of goodwill	36,991	79,146	-
Exit, disposal, certain severance and other charges	5,710	3,396	1,411

Operating income (loss)	26,475	(25,057)	74,786

Interest income	195	624	1,141
Other income, net	27	17	116
Interest expense	(1,135)	(696)	(969)

Income (loss) from continuing operations before income taxes	25,562	(25,112)	75,074

Income tax expense (benefit)	13,855	(2,423)	27,952

Income (loss) from continuing operations	11,707	(22,689)	47,122

Gain (loss) from discontinued operations, net of income taxes	42	(2,480)	(7,515)

Net income (loss)	$11,749	$(25,169)	$39,607

Per common share - basic:
Income (loss) from continuing operations	$0.59	$(1.09)	$2.14
Gain (loss) from discontinued operations	$-	$(0.12)	$(0.34)
Net income (loss)	$0.59	$(1.21)	$1.80

Per common share - diluted:
Income (loss) from continuing operations	$0.59	$(1.09)	$2.11
Gain (loss) from discontinued operations	$-	$(0.12)	$(0.34)
Net income (loss)	$0.59	$(1.21)	$1.78

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other	Common
	Preferred	Common	Paid-In	Retained	Comprehensive	Stock in
	Stock	Stock	Capital	Earnings	Income (Loss)	Treasury	Total

Balance at January 1, 2007	$-	$271	$223,288	$85,913	$3,537	$(80,679)	$232,330

Net income	-	-	-	39,607	-	-	39,607

Translation adjustments	-	-	-	-	258	-	258

Unrealized loss on available-for-sale securities, net of income taxes	-	-	-	-	(29)	-	(29)

Comprehensive income							39,836

Issuance of 140,075 shares of common stock from incentive stock awards	-	1	(1)	-	-	-	-

Issuance of 230,160 shares of common stock from exercise of stock options	-	3	3,763	-	-	-	3,766

Tax benefit from stock-based award transactions	-	-	1,136	-	-	-	1,136

Noncash stock-based compensation	-	-	4,126	-	-	-	4,126

Repurchase of 17,362 shares of common stock for treasury	-	-	-	-	-	(497)	(497)

Adjustment to uncertain tax positions upon adoption of FIN 48	-	-	-	(184)	-	-	(184)

Balance at December 31, 2007	-	275	232,312	125,336	3,766	(81,176)	280,513

Net loss	-	-	-	(25,169)	-	-	(25,169)

Translation adjustments	-	-	-	-	(4,491)	-	(4,491)

Unrealized loss on available-for-sale securities, net of income taxes	-	-	-	-	(244)	-	(244)

Comprehensive loss							(29,904)

Issuance of 140,417 shares of common stock from incentive stock awards	-	1	(1)	-	-	-	-

Issuance of 19,166 shares of common stock from exercise of stock options	-	-	253	-	-	-	253

Tax benefit from stock-based award transactions	-	-	27	-	-	-	27

Noncash stock-based compensation	-	-	4,403	-	-	-	4,403

Repurchase of 2,512,455 shares of common stock for treasury	-	-	-	-	-	(50,590)	(50,590)

Balance at December 31, 2008	-	276	236,994	100,167	(969)	(131,766)	204,702

Net income	-	-	-	11,749	-	-	11,749

Translation adjustments	-	-	-	-	950	-	950

Unrealized gain on available-for-sale securities, net of income taxes	-	-	-	-	195	-	195

Comprehensive income							12,894

Issuance of 142,549 shares of common stock from incentive stock awards	-	1	(1)	-	-	-	-

Issuance of 217,313 shares of common stock from exercise of stock options	-	3	3,155	-	-	-	3,158

Tax benefit from stock-based award transactions	-	-	124	-	-	-	124

Noncash stock-based compensation	-	-	3,635	-	-	-	3,635

Repurchase of 38,141 shares of common stock for treasury	-	-	-	-	-	(587)	(587)

Balance at December 31, 2009	$-	$280	$243,907	$111,916	$176	$(132,353)	$223,926

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the years ended December 31,
	2009	2008	2007

Operating Activities:
Net income (loss)	$11,749	$(25,169)	$39,607

Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations:
Net (gain) loss from discontinued operations	(42)	2,480	7,515
Impairment of goodwill	36,991	79,146	-
Write-down of inventories and other assets	1,127	7,614	1,389
Depreciation and amortization	13,353	14,568	14,873
Noncash stock-based compensation	3,635	4,403	4,126
Amortization of debt issuance costs	157	157	157
Adjustments to provision for losses on accounts receivable	158	15	(217)
(Gain) loss on sale of equipment	(114)	(32)	105
Deferred income taxes	(6,953)	(20,608)	4,291
Changes in operating assets and liabilities,
net of businesses acquired or discontinued/sold:
Accounts receivable	(7,895)	(2,919)	7,041
Inventories	8,516	(8,364)	(8,614)
Prepaid and other assets	2,345	(2,079)	(229)
Accounts payable and accrued expenses	(683)	(10,330)	13,770
Net cash provided by operating activities - continuing operations	62,344	38,882	83,814

Net cash provided by (used in) operating activities - discontinued operations	(337)	13	(8,946)

Investing Activities:
Purchases of property, plant and equipment	(8,638)	(11,332)	(19,374)
Purchases of available-for-sale securities	(574)	(2,791)	(4,301)
Proceeds from sales of available-for-sale securities	379	242	3,348
Proceeds from sale of property, plant and equipment	303	72	42
Net cash used in investing activities - continuing operations	(8,530)	(13,809)	(20,285)

Net cash provided by (used in) investing activities - discontinued operations	-	4,426	(3,653)

Financing Activities:
Borrowings on revolving credit facility	70,000	113,800	85,500
Payments on revolving credit facility	(70,000)	(113,800)	(103,300)
Net change in book overdraft	-	-	(5,059)
Proceeds from exercise of stock options	3,158	253	3,766
Tax benefit from stock-based award transactions	346	130	996
Repurchases of common stock for treasury	(587)	(50,590)	(497)
Payments of deferred compensation related to acquired company	(118)	(124)	(130)
Net cash provided by (used in) financing activities	2,799	(50,331)	(18,724)

Effect of exchange rate changes on cash and cash equivalents	339	(2,142)	108

Increase (decrease) in cash and cash equivalents	56,615	(22,961)	32,314

Cash and cash equivalents at beginning of year	17,188	40,149	7,835
Cash and cash equivalents at end of year	$73,803	$17,188	$40,149

Cash paid during the year for:
Interest	$967	$562	$830
Income taxes, net	21,846	15,943	13,957

See accompanying notes.

ATC TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1.	The Company

ATC Technology Corporation (the “Company”) has two reportable segments: the Logistics segment and the Drivetrain segment.  The Logistics segment provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, refurbishment and repair, and transportation management services. The principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T and TomTom.  The Company’s Drivetrain segment primarily sells remanufactured transmissions to Ford, Allison, Chrysler, GM, and certain foreign Original Equipment Manufacturers (“OEMs”), primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines to certain OEMs in the U.S. and Europe.   Established in 1994, the Company maintains logistics operations and remanufacturing facilities in the United States and a remanufacturing facility in the United Kingdom.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.  The Company consolidates any variable interest entities of which it is the primary beneficiary, as defined.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of (i) component electronic equipment repair parts and certain product accessory and packaging materials for the Logistics segment and (ii) new and used transmission parts, cores and finished goods for the Drivetrain segment.  Consideration is given to deterioration, obsolescence and other factors in evaluating the estimated market value of inventory based upon management’s judgment and available information, which includes assumptions about market conditions, future demand and expected usage rates. Actual results may vary from those estimated.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using straight-line methods over the estimated useful lives of the assets for financial reporting purposes, as follows: three to ten years for machinery and equipment, three to seven years for autos and trucks, four to seven years for furniture and fixtures, up to 39 years for buildings, and the lesser of 10 years or the remaining term of the related lease (including any periods covered by reasonably assured lease renewals) for leasehold improvements.  Depreciation expense was $13,303, $14,419 and $14,630 for the years ended December 31, 2009, 2008 and 2007, respectively.  Maintenance and repairs are charged to expense as incurred.

Internal Use Computer Software

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software and web site development.  Such capitalized costs are included in property, plant and equipment as part of machinery and equipment and are amortized over a period of not more than five years.

Costs that are incurred in the preliminary stage of an internal-use computer software project are expensed as incurred.  Once the Company’s capitalization criteria have been met, (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software and (ii) certain payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the internal-use computer software project, are capitalized.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the Credit Facility (see Note 8 – Credit Facility) are being amortized on a straight-line basis over the life of the Credit Facility.  As of December 31, 2009 and 2008, debt issuance costs of $193 and $350, are reflected net of accumulated amortization of $593 and $436, respectively.

Goodwill and Other Intangible Assets

The Company tests its goodwill and other indefinite lived intangibles for impairment annually as of the first day of the fourth quarter of each year unless events or circumstances would require an immediate review.  Goodwill is tested for impairment at a level of reporting referred to as a reporting unit, which generally is an operating segment or a component of an operating segment.  Certain components of an operating segment with similar economic characteristics are aggregated and deemed a single reporting unit.  Goodwill amounts are generally allocated to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for significant transfers of business between reporting units.  The goodwill impairment test is a two-step process which requires the Company to make estimates regarding the fair value of the reporting unit.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is not required.  However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss (if any), which compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of reporting unit goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. In estimating the fair value of its reporting units, the Company utilizes a valuation technique based on multiples of projected cash flows, giving consideration to unusual items, cost reduction initiatives, new business initiatives and other factors that generally would be considered in determining value.  Impairments are recorded (i) if the fair value is less than the carrying value or (ii) when an individual reporting unit is disposed of.

In May 2009, based upon reduced demand for their remanufactured transmissions, Honda, a major customer in the Drivetrain segment, informed the Company of their decision to in-source this function and terminate their automatic transmission remanufacturing program with the Company.  The resulting reduction in estimated future revenues for the North American Drivetrain reporting unit was determined to be an indicator of impairment.  During the fourth quarter of 2008, significant adverse changes in the business climate in the North American vehicle industry occurred due to the economic slowdown, placing unprecedented distress on the Company’s customers and supporting supply base. These changes in the business climate and the resulting reduction in estimated future revenues for the North American Drivetrain business were also determined to be indicators of impairment.  As the result of these two events, the Company performed interim step one tests for the potential impairment of the goodwill related to the North American Drivetrain reporting unit during the second quarter of 2009 and the fourth quarter of 2008.  In estimating the fair value of this business as the result of these two events, the Company used a weighted average of the income approach and the market approach.  Under the income approach, the fair value of the reporting unit is estimated based upon the present value of expected future cash flows.  The income approach is dependent on a number of factors including probability weighted estimates of forecasted revenue and operating costs, capital spending, working capital requirements, discount rates and other variables.  Under the market approach, the Company estimated the value of the reporting unit by comparison to a group of businesses with similar characteristics whose securities are actively traded in the public markets.  The Company used peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA) and revenues to develop a weighted average estimate of fair value for the market approach.  In both instances, the resulting estimate of fair value of the reporting unit did not exceed its carrying value, requiring the Company to perform a step two measurement of the impairment loss.  In step two, the implied fair value of the goodwill is estimated by subtracting the fair value of the reporting unit’s recorded tangible and intangible assets and unrecorded intangible assets from the estimated fair value of the reporting unit.  The impairment loss, if any, is the amount by which the carrying amount of the goodwill exceeds its implied fair value.  As a result of the related step two valuations, the Company recorded goodwill impairment charges for its Drivetrain segment of $36,991 during the three months ended June 30, 2009, and $79,146 during the three months ended December 31, 2008.

The Company’s fair value estimates of goodwill for the North American Drivetrain reporting unit were based upon level three, of the three-level hierarchy established in the fair value accounting standards prescribed by the Financial Accounting Standards Board (FASB) as unobservable inputs in which there is little or no market data, which required the Company to develop its own assumptions as described above.

The Company’s goodwill balance of $16,238 as of December 31, 2009 is entirely related to the Logistics segment.  The annual step one impairment tests made by the Company as of October 1, 2009, indicated that the estimated fair value of the Logistics reporting unit exceeded its carrying value by a significant margin, which indicated that the goodwill was not impaired.

Impairment of Long-Lived and Intangible Assets

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset.  If the asset is determined to be impaired, the impairment recognized is measured by the amount by which the carrying value of the asset exceeds its fair value.  For a discussion of impairments to property, plant and equipment recorded by the Company, see Note 15 − Discontinued Operations and Note 19 − Exit, Disposal, Certain Severance and Other Charges.

Asset Retirement Obligations

The Company records a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated.  The Company’s asset retirement obligation (“ARO”) liabilities were associated with estimated costs to restore certain leased facilities to a condition specified in the lease agreement.  The Company estimated the fair value of these liabilities based on the condition of the property at the time the estimate was made.  In connection with the ARO liability the Company recorded a related asset in an amount equal to the estimated fair value of the liability.  As part of the Company’s restructuring of its Drivetrain operations, including the closure of its Springfield, Missouri automatic transmission remanufacturing facility, its ARO liability and related asset were reduced to zero (see Note 19 − Exit, Disposal, Certain Severance and Other Charges).

Following is an analysis of the ARO liability:

	2009		2008

Asset retirement obligations at beginning of year		$381	$419
Liabilities (reversed) incurred		(219)	22
Payments made		(169)	(89)
Accretion expense		7	29
Asset retirement obligations at end of year	$	−	$381

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of accounts receivable from its customers including AT&T, TomTom, Ford, Allison, Chrysler and GM, which are located throughout the United States and, to a lesser extent, the United Kingdom.  The estimated fair value of these financial instruments approximate their carrying values as of their respective balance sheet dates.  The Company performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses.  The Company evaluates the collectibility of its accounts receivable based on the length of time the receivable is past due and the anticipated future write-off based on historic experience.  Accounts receivable balances are written off against allowance for doubtful accounts after a final determination of uncollectibility has been made.  The credit risk associated with the Company's accounts receivable is mitigated by its credit evaluation process, although collateral is not required.  The Company grants credit to certain customers who meet pre-established credit requirements.

Accounts receivable is recorded at the time of revenue recognition and is reflected net of an allowance for doubtful accounts of $47 and $469 at December 31, 2009 and 2008, respectively.

Revenue Recognition

The Company recognizes revenues when its obligations to a customer are fulfilled relative to a specific product or service offering and all of the following conditions are satisfied:  (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) delivery has occurred or services have been rendered.

Revenue from products are recognized when the risks and rewards of ownership have been transferred to the customer, which is generally upon shipment.  Revenue from services are recognized as the services are provided.

The Company's Logistics business has contracts with multiple elements.  Multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting.  The accounting standard for multiple-element arrangements establishes the following criteria, all of which must be met, in order for a deliverable to qualify as a separate unit of accounting:  (i) the delivered items have value to the client on a stand-alone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered items; and (iii) the arrangement includes a general right of return relative to the delivered items, and delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.  The Company records the arrangement consideration to the separate units of accounting based on each unit’s relative fair value.

Warranty Cost Recognition

The Company accrues for estimated warranty costs as revenue is recognized.  The warranty period is typically three years.

Costs Associated with Exit or Disposal Activities

The Company recognizes a liability for costs associated with exit or disposal activities in the period in which the liability is incurred.  The Company classifies the costs associated with exit or disposal activities as a part of exit, disposal, certain severance and other charges on its consolidated statements of operations, within cost of sales and operating expenses. (See Note 19 - Exit, Disposal, Certain Severance and Other Charges.)

Stock-Based Compensation

The Company awards (i) stock options and (ii) unvested shares of its common stock (“Restricted Stock”) to its directors and employees.  Stock option valuations are estimated by using the Black-Scholes option pricing model and Restricted Stock awards are measured at the market value of the Company’s common stock on the date of issuance.  For stock-based awards granted by the Company with graded vesting provisions, the Company applies an accelerated attribution method and separately amortizes each vesting tranche over the respective vesting period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of accounting for share-based awards, using the modified prospective transition method.  Under the modified prospective method, (i) compensation expense for share-based awards granted prior to January 1, 2006 are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes, and (ii) compensation expense for all share-based awards granted subsequent to December 31, 2005 are based upon the estimated grant date fair value and is recognized over the requisite service period of the award.

During the years ended December 31, 2009, 2008 and 2007, the consolidated statements of operations reflect compensation cost related to stock-based payments, which includes stock options and Restricted Stock, of $2,290 (net of income taxes of $1,345), $2,774 (net of income taxes of $1,629), and $2,636 (net of income taxes of $1,490), respectively.  The Company classified the pre-tax stock-based compensation cost of $3,635, $4,403 and $4,126 for 2009, 2008 and 2007, respectively, as part of selling, general and administrative expense in its consolidated statements of operations.

The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted assuming no expected dividends during the time periods indicated:

	For the years ended December 31,
	2009	2008	2007
Expected volatility	46.16%	34.39%	31.38%
Risk-free interest rates	2.27%	2.67%	4.87%
Expected term	4.7 years	3.9 years	3.9 years

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

Expected term:  The Company’s expected term represents the period of time that the Company’s stock option awards are expected to be outstanding before being exercised or cancelled.  For purposes of applying the Black-Scholes option-pricing model, the Company has identified two groups of optionees with similar option exercise and cancellation activity experience.  The expected term of stock option awards granted is derived from historical exercise and cancellation experience for each of the two groups of optionees and represents the period of time that stock option awards are expected to be outstanding before being exercised or cancelled for each optionee group.  On an annual basis, based upon this historical exercise and cancellation experience, the Company calculates a weighted average expected term for each of the two groups.

Forfeitures rate: Compensation expense recognized in the consolidated statements of operations for each of the three years in the period ended December 31, 2009 is based on awards ultimately expected to vest and it reflects estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

New Accounting Standards

In December 2007, the FASB issued the accounting standard (Business Combinations), which significantly changes the accounting for business combinations.  Under this standard, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  This standard changes the accounting treatment for certain specific items, including (i) acquisition costs are generally expensed as incurred, (ii) noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date, (iii) acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, (iv) in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, (v) restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and (vi) changes in deferred tax asset valuation allowances and income tax uncertainties after acquisition date generally affect income tax expense.  This standard also includes a substantial number of new disclosure requirements.  This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the accounting treatment for changes in deferred tax asset valuation allowances and income tax uncertainties, which applies to acquisitions prior to the effective date.  Earlier adoption is prohibited.  The Company adopted this accounting standard effective January 1, 2009.  The adoption of this standard had no material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued the staff position (Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of  computing earnings per common share.  This staff position was effective for fiscal years beginning after December 15, 2008 and interim periods within those years, with retrospective application required.  The Company adopted this staff position effective January 1, 2009.  Under the two-class method, the Company’s net earnings (considered undistributed earnings) are allocated to common stock and participating securities (unvested Restricted Stock) as if all of the net earnings for the period had been distributed.  Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period.  Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares as of the balance sheet date, as adjusted for the potential dilutive effect of non-participating share-based awards (Stock Options).  The Company’s holders of unvested Restricted Stock have no contractual obligation to fund the Company’s losses, and therefore are not allocated any portion of its losses when computing earnings per share.  The retrospective application of the provisions of this new standard had no impact due to the loss reported for the year ended December 31, 2008 and decreased our previously reported income per common share (basic and diluted) by $0.02 for the year ended December 31, 2007.  See Note 12 - Earnings Per Share for additional discussion and application of this staff position.

In May 2009, the FASB issued the accounting standard (Subsequent Events) which established principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occur after the balance sheet date. This standard was effective for interim or annual financial statements issued after June 15, 2009.  The Company adopted this accounting standard in the second quarter of 2009.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued the accounting standard (The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162) (the “Codification”), which establishes the Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements.  The Codification effectively eliminates the GAAP hierarchy contained in the accounting standard (The Hierarchy of Generally Accepted Accounting Principles) issued in May 2008, and establishes one level of authoritative GAAP.  This standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted this accounting standard in the third quarter of 2009.  The Company’s adoption of this standard had no effect on the Company’s consolidated financial statements, other than changes to references to standards issued by the FASB within the consolidated financial statements.

In October 2009, the FASB issued an accounting standards update (Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force) which provides amendments to the criteria for separating consideration in multiple-deliverable arrangements.  These amendments (i) establish a selling price hierarchy for determining the selling price of a deliverable, (ii) eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, and (iii) expand disclosures related to a vendor’s multiple-deliverable revenue arrangements.  The amendments can be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or applied retrospectively to all revenue arrangements for all periods presented.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of the fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year.  The Company is currently evaluating the impact of adopting these amendments and does not anticipate that the initial adoption of these amendments will have a material effect on its consolidated financial statements.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the 2009 presentation.

Subsequent Events Evaluation

The Company has evaluated all subsequent events through February 25, 2010, the date these financial statements were issued.

Note 3.	Inventories

Inventories of continuing operations consist of the following:

	December 31,
	2009	2008
Raw materials, including core inventories	$48,451	$57,621
Work-in-process	597	760
Finished goods	6,188	4,953
	$55,236	$63,334

As of December 31, 2009 and 2008, the raw materials inventory balances were net of inventory reserves of $6,894 and $6,943, respectively.

Note 4.	Property, Plant and Equipment

Property, plant and equipment are summarized as follows:

	December 31,
	2009	2008
Land	$2,315	$2,261
Buildings	12,620	12,170
Machinery and equipment	111,942	110,958
Autos and trucks	1,277	2,162
Furniture and fixtures	2,736	3,127
Leasehold improvements	11,706	17,334
Construction in process	1,917	852
	144,513	148,864
Less: Accumulated depreciation and amortization	(97,574)	(96,136)
	$46,939	$52,728

As part of the Company’s restructuring of its Drivetrain segment, obsolete property, plant and equipment with an original cost totaling $13,391 and accumulated depreciation of $12,121 were disposed of or impaired during the year ended December 31, 2009.  In addition, the Company disposed of certain other property, plant, and equipment with an original cost totaling $1,090 and accumulated depreciation of $1,024 during the year ended December 31, 2009.  For the year ended December 31, 2009, property, plant and equipment and accumulated depreciation increased by $1,492 and $1,280, respectively, due to changes in the foreign exchange conversion rate between the U.S. dollar and the British pound.

Note 5.	Goodwill

The change in the carrying amount of goodwill of continuing operations by reportable segment and a reconciliation to the consolidated financial statements is summarized as follows:

	Logistics	Drivetrain		Consolidated
Gross balance at December 31, 2008:
Goodwill	$19,108		$127,859	$146,967
Accumulated impairment losses	(2,870)		(90,868)	(93,738)
Net balance at December 31, 2008	16,238		36,991	53,229
Impairment losses	−		(36,991)	(36,991)
Net balance at December 31, 2009	$16,238	$	−	$16,238

Note 6.	Accrued Expenses

Accrued expenses of continuing operations are summarized as follows:

	December 31,
	2009	2008
Payroll, employee benefits and related costs	$10,855	$13,682
Customer related allowances, discounts and other credits	4,139	4,388
Warranty	1,246	1,885
Exit, disposal, certain severance and other charges	1,048	1,522
Liability for insured losses	−	1,100
Other	5,138	3,286
	$22,426	$25,863

Note 7.	Warranty Liability

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

Changes to the Company’s warranty liability of continuing operations during the years ended December 31, 2007, 2008 and 2009 are summarized as follows:

Balance at December 31, 2006	$1,985
Warranties issued	1,592
Claims paid / settlements	(845)
Changes in liability for pre-existing warranties	(578)
Balance at December 31, 2007	2,154
Warranties issued	951
Claims paid / settlements	(666)
Changes in liability for pre-existing warranties	(554)
Balance at December 31, 2008	1,885
Warranties issued	779
Claims paid / settlements	(1,028)
Changes in liability for pre-existing warranties	(390)
Balance at December 31, 2009	$1,246

Note 8.	Credit Facility

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets.  The credit and security agreements contain several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all debt covenants at December 31, 2009.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty or capacity reduction.

On February 10, 2009, the Company borrowed $70,000 in principal amount under the Credit Facility in order to increase its cash position and to preserve financial flexibility in light of uncertainty in the credit markets.  This borrowing was repaid during the fourth quarter of 2009.

As of December 31, 2009 and 2008, the Company had no amounts outstanding under the Credit Facility and had letters of credit issued against the Credit Facility of $1,290 and $890, respectively.  As of December 31, 2009, the borrowing capacity of the Credit Facility was $148,710.

Note 9.	Income Taxes

Income tax expense (benefit) from continuing operations consists of the following:

	For the years ended December 31,
	2009	2008	2007
Current:
Federal	$18,108	$16,083	$20,496
State	2,437	2,729	2,796
Foreign	–	(65)	317
Total current	20,545	18,747	23,609
Deferred:
Federal	(7,972)	(20,630)	4,615
State	(249)	(1,465)	(382)
Foreign	1,531	925	110
Total deferred	(6,690)	(21,170)	4,343
	$13,855	$(2,423)	$27,952

Income (loss) from continuing operations before income taxes is summarized as follows:

	For the years ended December 31,
	2009	2008	2007
Domestic	$27,071	$(23,107)	$75,416
Foreign	(1,509)	(2,005)	(342)
Total	$25,562	$(25,112)	$75,074

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rates to income tax expense (benefit) from continuing operations is as follows:

	For the years ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates	$8,947	35.0%	$(8,790)	35.0%	$26,276	35.0%
State income taxes, net of federal tax benefit	1,584	6.2	943	(3.7)	1,587	2.1
Foreign income taxes	106	0.4	131	(0.5)	17	−
Increase in state valuation allowance	159	0.6	–	−	–	−
Increase in foreign valuation allowance	2,129	8.3	–	−	–	−
Nondeductible expenses	67	0.3	119	(0.5)	128	0.2
Federal and state credits	122	0.5	(155)	0.6	(500)	(0.7)
Nondeductible portion of goodwill impairment	1,016	4.0	6,240	(24.8)	−	−
Other	(275)	(1.1)	(911)	3.6	444	0.6
	$13,855	54.2%	$(2,423)	9.7%	$27,952	37.2%

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company evaluates its deferred tax assets and liabilities at each reporting period in order to properly reflect their tax effects at the currently enacted tax rates.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Inventory obsolescence reserve	$1,892	$1,997
Amortization of intangible assets	1,091	–
Product warranty accruals	410	659
Exit, disposal, certain severance and other charges accruals	376	809
Other nondeductible accruals	6,752	6,815
Credit carryforwards	408	376
Net operating loss carryforwards	5,617	7,693
	16,546	18,349
Valuation allowance	(5,296)	(6,334)
Total deferred tax assets	11,250	12,015

Deferred tax liabilities:
Amortization of intangible assets	–	8,613
Property, plant and equipment	3,425	2,542
Total deferred tax liabilities	3,425	11,155

Net deferred tax asset	$7,825	$860

Tax Attributes and Associated Valuation Allowances

The Company provides for a valuation allowance against tax benefits associated with certain state loss carryforwards as realization of these benefits is not deemed likely due to limitations imposed by certain states on the Company’s ability to utilize these benefits.  The Company believes that, consistent with GAAP, it is more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will not be realized through future taxable earnings or alternative tax strategies.  During 2009, the Company’s income tax valuation allowance related to state loss carryforwards decreased by the net amount of $3,199, which included a decrease of $4,521 primarily due to the expiration of certain state net operating loss carryforwards that had full valuation allowances recorded against them, partially offset by an increase in the valuation allowance related to new state net operating loss carryforwards of $1,322, as management has determined that it is more likely than not that the related deferred tax asset will not be realized.  As of December 31, 2009, the Company has a state loss carryforward asset of $3,688 expiring in varying amounts from 2013 to 2029.

During 2009, through its subsidiary in the U.K., the Company generated foreign net operating losses of $1,068.  As of December 31, 2009, the Company had a tax effected foreign loss carryforward asset of $1,674 which has an indefinite carryforward period and is subject to a full valuation allowance.   In addition, the Company’s U.K. subsidiary has a surplus Advance Corporate Tax (ACT) carryforward of approximately $355 available as a direct offset to future U.K. tax liability.  The Company’s surplus ACT can be carried forward indefinitely but is subject to a full valuation allowance.  During 2009, the Company’s ACT increased by $32 because of a change in the foreign exchange rate.

A valuation allowance has been established for the tax benefits associated with foreign loss carryforwards and ACT as realization is not deemed likely due to limitations imposed by the foreign jurisdiction on the Company’s ability to utilize these benefits.  The Company believes that, consistent with GAAP, it is more likely than not that the tax benefits associated with the balance of loss carryforwards and other deferred tax assets will not be realized through future taxable earnings or alternative tax strategies.  During 2009, the Company’s income tax valuation allowance related to foreign loss carryforwards and other deferred tax assets increased by $2,161.

As of December 31, 2009, there was approximately $685 of accumulated unremitted earnings from the Company’s U.K. subsidiary with respect to which deferred tax has not been provided because the undistributed earnings of the U.K. subsidiary are indefinitely reinvested.

Uncertain Tax Positions and Open Tax Years

On June 15, 2009, the Oklahoma Supreme Court denied the Company’s petition for certiorari with respect to certain tax credits claimed on its state income tax filings with the State of Oklahoma.  As a result, $1,101 of unrecognized tax benefits were derecognized with an offsetting derecognition of current refundable income taxes with no net impact to net income for the year.  The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $546 and $1,637 as of December 31, 2009 and 2008, respectively.

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows:

	2009	2008
Balance at beginning of year	$1,637	$1,608
Tax positions related to the current year	10	29
Settlements with tax authorities	(1,101)	–
Balance at end of year	$546	$1,637

The last year the IRS completed an examination of the Company’s tax returns was 2004, and all years up through and including that year are closed by examination.  The Company’s 2006-2008 tax returns are currently under examination by the IRS.  The IRS examination is expected to be concluded by June 30, 2010, which may have an impact on the Company’s uncertain tax positions liability.  The Company believes that it is reasonably possible for its liability related to uncertain tax positions to change from a range of zero to $546.

The Company classifies interest expense related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations rather than income tax expense (benefit).  The Company classifies any income tax penalties as part of selling, general and administrative expense in its consolidated statements of operations.

  The Company’s primary state tax jurisdictions are Illinois, Missouri, Oklahoma and Texas and its primary international jurisdiction is the United Kingdom.  The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years

Federal	2006-2008
Illinois	2007-2008
Missouri	2006-2008
Oklahoma	2006-2008
Texas	2005-2008
United Kingdom	2007-2008

Note 10.	Stock-Based Awards

The Company provides stock options and other incentive stock awards (“Stock Awards”) to employees, non-employee directors and independent contractors under its Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”), its 2004 Stock Incentive Plan (the “2004 Plan”), its 2002 Stock Incentive Plan (the “2002 Plan”) and its 2000 Stock Incentive Plan (the “2000 Plan”). In addition, Stock Awards are outstanding under the Company’s 1998 Stock Incentive Plan, which expired on March 16, 2008, (the “1998 Plan”) and its 1996 Stock Incentive Plan, which expired on July 29, 2004, (the “1996 Plan” and, collectively with the 2006, 2004, 2002, 2000 and 1998 Plans, the “Plans”), all of which have been approved by the Company’s stockholders.  The 2000 and 2002 Plans provide for granting of non-qualified and incentive stock option awards while the 2004 and 2006 Plans provide for the granting of non-qualified stock option awards but not incentive options.  Stock options under the Plans are generally granted with an exercise price equal to the market price of the Company’s common stock on the date of grant with vesting periods that have ranged from six months to five years, as determined by the Board of Directors or the Compensation and Nominating Committee of the Board of Directors.  Options under the Plans expire ten years from the date of grant.  The 2006, 2004, 2002 and 2000 Plans authorize the issuance of 2,000,000 (which was increased from 1,100,000 in June 2009), 1,000,000, 1,000,000 and 750,000 shares of the Company’s common stock, respectively.  Shares available for grant under the Plans in the aggregate were 1,071,509, 493,728 and 842,169 as of December 31, 2009, 2008 and 2007, respectively.

Stock Options

A summary of the Plans’ stock option activities during the year ended December 31, 2009 is presented below:
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,747,022	$21.87
Granted at market price	297,623	$15.65
Exercised	(217,313)	$14.52
Forfeited	(24,850)	$25.30
Expired	(32,758)	$25.89
Outstanding at December 31, 2009	1,769,724	$21.60	5.8	$7,096

Vested and expected to vest at December 31, 2009	1,736,926	$21.69	5.6	$6,857
Exercisable at December 31, 2009	1,227,251	$22.71	4.5	$4,243

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on December 31, 2009 and the exercise price of each stock option, multiplied by the number of in-the-money stock options.  This amount changes based upon the fair market value of the Company’s common stock.

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $1,673, $160 and $3,119, respectively.  The weighted average fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 is estimated at $6.50, $6.74 and $8.79, respectively. The Company estimates that as of December 31, 2009 it had $1,486 of total unrecognized compensation cost related to stock options granted under the Plans, which is expected to be recognized over the weighted-average period of 1.4 years.

The following summarizes information about options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Prices	Shares	Weighted- Average Exercise Prices

$5.00 - $9.00	31,000	1.35 years	$5.06	31,000	$5.06
$9.01 - $15.00	185,166	3.48 years	$12.94	185,166	$12.94
$15.01 - $21.00	584,823	7.85 years	$16.81	237,967	$17.75
$21.01 - $27.00	499,531	6.52 years	$23.42	342,314	$23.73
$27.01 - $32.00	469,204	3.65 years	$30.16	430,804	$30.12
	1,769,724	5.79 years	$21.60	1,227,251	$22.71

Restricted Stock

The following summarizes the status of Restricted Stock as of December 31, 2009 and changes during the year ended December 31, 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2009	241,526	$23.93
Granted	142,549	$16.10
Vested	(134,176)	$24.18
Forfeited	(24,204)	$25.20
Unvested balance at December 31, 2009	225,695	$18.70

The Company estimates that as of December 31, 2009 it had $1,825 of total unrecognized compensation cost related to Restricted Stock granted under the Plans, which is expected to be recognized over the weighted-average period of 1.3 years.  The total fair value of shares that vested during the years ended December 31, 2009, 2008 and 2007 was $2,070, $2,201 and $2,312, respectively.  The weighted average grant-date fair value of Restricted Stock granted during 2008 and 2007 was $21.39 and $28.43, respectively.

Note 11.	Repurchases of Common Stock

During the years ended December 31, 2009 and 2008, certain officers and employees of the Company delivered to the Company 38,141 and 22,784 shares of the Company’s common stock in payment of $587 and $515, respectively, of minimum withholding tax obligations arising from the vesting of Restricted Stock awards.  Per the stock incentive plans under which the stock awards were granted, (i) the withholding tax obligation was based upon the fair market value of the Company’s common stock on the vesting date and (ii) the shares returned to the Company in satisfaction of the withholding tax obligation were returned to their respective plan and are available for future grant.

During the year ended December 31, 2008, the Company purchased 2,489,671 shares of its common stock at an aggregate cost of $50,075 including broker commissions and transaction fees.  Those purchases were related to a stock repurchase plan authorized and completed during the year.

In addition, 24,204 and 27,476 shares of the Company’s common stock were returned to treasury, at no cost, due to the forfeiture of Restricted Stock awards during 2009 and 2008, respectively.

Note 12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the years ended December 31,
	2009	2008	2007
Numerator:
Income (loss) from continuing operations	$11,707	$(22,689)	$47,122
Income allocated to participating securities	(133)	−	(480)
Income (loss) from continuing operations available to common shareholders	$11,574	$(22,689)	$46,642

Denominator:
Weighted average common shares outstanding	19,669,629	20,877,564	21,806,115
Effect of dilutive securities: stock options	94,110	−	260,466
Denominator for diluted earnings per common share	19,763,739	20,877,564	22,066,581

Per common share - basic	$0.59	$(1.09)	$2.14
Per common share - diluted	$0.59	$(1.09)	$2.11

The Company’s unvested Restricted Stock are considered participating securities, which requires the Company to calculate earnings per share under the two-class method.  Per the two-class method, the Company’s reported income from continuing operations is reduced by the amount allocated to participating securities to arrive at income from continuing operations available to common shareholders for purposes of calculating earnings per share.  Earnings per common share - basic for each period is calculated by dividing income (loss) from continuing operations available to common shareholders by the weighted average common shares outstanding for that period.  During loss years, no amounts are allocated to participating securities, as the Company’s holders of unvested Restricted Stock have no contractual obligation to fund the Company’s losses.  Earnings per common share - diluted for each particular period is calculated using the more dilutive of the treasury stock or the two-class method.  The Company has determined the two-class method to be the more dilutive method for all periods presented.  As a result, earnings per common share - diluted is calculated by dividing income (loss) from continuing operations available to common shareholders by the weighted-average number of common shares outstanding, as adjusted for the potential dilutive effect of non-participating share-based awards (stock options).

Due to the loss reported in 2008, the 2008 share calculation excludes the antidilutive effect of stock options and Restricted Stock which would have been 128,612, had the Company not reported a loss.

Note 13.	Employee Retirement Plans

The Company’s defined contribution plan provides substantially all U.S. salaried and hourly employees an opportunity to accumulate personal funds for their retirement, subject to minimum duration of employment requirements.  As determined by the provision of the plan, contributions are made on a before-tax basis and the Company matches a portion of the employees' basic voluntary contributions.  Company matching contributions to defined contribution plans were approximately $1,475, $1,545 and $1,346 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company maintains a nonqualified deferred compensation plan for certain employees and directors.  Under the terms of this plan, funds are withheld from the participant’s pre-tax earnings, a portion of which are matched by the Company in certain circumstances, and are placed into a trust in which the use of the trust assets by the Company is restricted to future distributions to plan participants.  On its consolidated balance sheets, the Company classifies its investments related to planned distributions (i) for the next twelve months in short-term investments and (ii) beyond twelve months in long-term investments.  Distributions, which are contractually specified by the plan participants as either “in-service” or “post-separation,” can be made in a lump sum payment or in annual installments over a period not to exceed 15 years.  The assets of the trust primarily consist of mutual fund securities and are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy.  The Company classifies these average cost method investments as available-for-sale securities, with unrealized holding gains and losses reported net of tax in accumulated other comprehensive income (loss).  At December 31, 2009 and 2008, the trust’s assets were $5,665 and $5,126 and the corresponding compensation liability, was $5,646 and $5,107, respectively.

The following is a summary of the trust’s assets:

	December 31,
	2009	2008
Cost basis of investments	$5,768	$5,612
Gross unrealized holding gains	14	−
Gross unrealized holding losses	(117)	(486)
Aggregate fair value	$5,665	$5,126

The Company’s gross realized gains and losses from its available-for-sale securities were zero and $114, respectively during 2009, and $64 and $184, respectively during 2008, and were classified in other income, net.

In addition, the Company’s subsidiary located in the U.K. provides a voluntary retirement benefits plan for its employees.  Company-matching contributions to this plan were approximately $280, $333 and $370 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 14.	Accumulated Other Comprehensive Income (Loss)

The balances included in accumulated other comprehensive income (loss) were as follows:

	December 31,
	2009	2008
Foreign currency translation adjustments	$240	$(710)
Unrealized loss on available-for-sale securities, net of income taxes	(64)	(259)
Accumulated other comprehensive income (loss)	$176	$(969)

Note 15.	Discontinued Operations

During 2008, the Company discontinued its NuVinci CVP project.  As a result, the Company sold certain tangible and intangible assets related to NuVinci to Fallbrook Technologies Inc. for a total of $6,103 ($4,151 paid in cash and an 8% promissory note in the principal amount of $1,952 which was paid in full on December 31, 2008).  As part of this decision, the Company recorded pre-tax charges of $1,911 during 2008 related to the exit from this project, including charges of (i) $1,020 for termination benefits, (ii) $469 for certain inventory deemed unusable by Fallbrook, (iii) $228 primarily related to the write-off of capitalized patent development costs, and (iv) $194 related to the disposal of certain fixed assets.  Net sales for the NuVinci CVP project were $752 and $1,535 for the years ended December 31, 2008 and 2007, respectively.

During 2006, the Company discontinued its Independent Aftermarket engine and transmission businesses.  The engine business was sold and the transmission business ceased operations with the exception of contractual obligations for the warranty replacement for units sold prior to its closure.  The pre-tax income of $66 and $53 recorded during 2009 and 2008, respectively, and the pre-tax charge of $613 recorded in 2007, primarily related to the run-out of warranty claims on sales made prior to the closure of the Independent Aftermarket transmission business.

Details of the gain (loss) recorded from discontinued operations are as follows:

	For the years ended December 31,
	2009		2008	2007
NuVinci:
Loss from sale and exit	$	−	$(1,911)	$	−
Operating loss		−	(2,418)		(11,689)
Loss before income taxes		−	(4,329)		(11,689)
Income tax benefit		−	1,818		4,548
Loss from NuVinci project, net of income taxes		−	(2,511)		(7,141)
Independent Aftermarket:
Income (loss) before income taxes		66	53		(613)
Income tax (expense) benefit		(24)	(22)		239
Gain (loss) from Independent Aftermarket, net of income taxes		42	31		(374)

Gain (loss) from discontinued operations, net of income taxes		$42	$(2,480)		$(7,515)

Details of assets and liabilities of discontinued operations are as follows:

	December 31,
	2009		2008
Assets:
NuVinci:
Accounts receivable	$	−	$52
Total assets of discontinued operations	$	−	$52

Liabilities:
NuVinci:
Current liabilities	$	−	$363
Independent Aftermarket:
Current liabilities		−	90
Total liabilities of discontinued operations	$	−	$453

Note 16.	Fair Value Measurements

The Company records its financial assets and liabilities at fair value.  The accounting standard for fair value defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, establishes a hierarchy of fair value measurements based upon the observability of inputs used to value assets and liabilities, requires consideration of nonperformance risk, and expands disclosures about the methods used to measure fair value.

The accounting standard establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value.  Observable inputs are independent market data, while unobservable inputs reflect the Company’s assumptions about valuation.  The three levels of the hierarchy are defined as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•
Level 2: Inputs other than quoted prices but are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities  in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$73,803	$	−	$	−
Short-term and long-term investments	$5,665	$	−	$	−
Liabilities:
Deferred compensation	$5,646	$	−	$	−

The Company’s cash and cash equivalents as of December 31, 2009 are primarily invested in highly liquid money market funds.  The short-term and long-term investments and the deferred compensation liability are described in Note 13 − Employee Retirement Plans.

The carrying value of accounts receivable, inventories, prepaid and other assets, refundable income taxes, accounts payable, accrued expenses, and income taxes payable as of December 31, 2009 and 2008, approximate fair value because of the short-term nature of these instruments.

Note 17.	Commitments and Contingencies

The Company leases certain facilities and equipment under various operating lease agreements, which expire on various dates through 2019.  Facility leases that expire generally are expected to be renewed or replaced by other leases.  Future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are as follows:

For the years ended December 31,	Operating Leases

2010	$5,470
2011	5,041
2012	4,731
2013	2,754
2014	671
2015 and thereafter	2,364
Total minimum lease payments	$21,031

Rent expense for all operating leases approximated $10,545, $10,892 and $9,245 for the years ended December 31, 2009, 2008 and 2007, respectively.

From time to time, the Company has been, and currently is, involved in various legal claims arising in connection with its business.  While the results of these claims cannot be predicted with certainty, as of December 31, 2009, there were no asserted claims against the Company that, in the opinion of management, if adversely decided, would have a material effect on the Company’s consolidated financial statements. The Company is subject to various evolving federal, state, local and foreign environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and criminal sanctions for violations, and impose liability for the costs of cleaning up, and damages resulting from, past spills, disposals or other releases of hazardous substances.

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

Within the Company, financial performance is measured by lines of business.  The Company has two reportable segments: the Logistics segment and the Drivetrain segment.  The Logistics segment provides value-added warehousing, packaging and distribution,  reverse logistics, turnkey order fulfillment, electronic equipment testing, refurbishment and repair, and transportation management services.  The principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T and TomTom.  The Drivetrain segment primarily sells remanufactured transmissions to OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines to certain OEMs in the U.S. and Europe.  The principal customers are Ford, Allison, and Chrysler.  (See Note 2 − Summary of Significant Accounting Policies − Goodwill and Other Intangible Assets, for a discussion regarding the loss of the Company’s remanufactured transmission business with Honda.) The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

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

Financial information relating to the Company’s reportable segments and a reconciliation to the consolidated financial statements are as follows as of and for the years ended December 31:

	Logistics	Drivetrain	Corporate		Discontinued Assets		Consolidated
2009:
Net sales from external customers	$345,297	$139,720	$	−	$	−	$485,017
Depreciation and amortization expense	6,300	7,053		−		−	13,353
Impairment of goodwill	−	36,991		−		−	36,991
Exit, disposal, certain severance and other charges (credits)	(5)	4,565		578		−	5,138
Operating income (loss)	64,031	(36,978)		(578)		−	26,475
Total assets	127,494	85,594		78,977		−	292,065
Goodwill	16,238	−		−		−	16,238
Expenditures of long-lived assets, net	4,447	4,031		160		−	8,638

2008:
Net sales from external customers	$353,416	$177,144	$	−	$	−	$530,560
Depreciation and amortization expense	6,454	8,114		−		−	14,568
Impairment of goodwill	−	79,146		−		−	79,146
Exit, disposal, certain severance and other charges	269	10,741		−		−	11,010
Operating income (loss)	56,234	(81,291)		−		−	(25,057)
Total assets	124,959	129,952		27,379		52	282,342
Goodwill	16,238	36,991		−		−	53,229
Expenditures of long-lived assets, net	7,747	2,942		643		−	11,332

2007:
Net sales from external customers	$293,917	$235,254	$	−	$	−	$529,171
Depreciation and amortization expense	5,643	9,230		−		−	14,873
Exit, disposal, certain severance and other charges (credits)	(17)	3,390		−		−	3,373
Operating income	45,038	29,748		−		−	74,786
Total assets	96,688	232,641		52,431		7,614	389,374
Goodwill	16,238	116,137		−		−	132,375
Expenditures of long-lived assets	9,848	9,388		138		−	19,374

Geographic information for revenues, determined by destination of sale and long-lived assets, determined by the location of the Company’s facilities is as follows:

	As of and for the
	Years ended December 31,
	2009	2008	2007
Net sales:
United States	$470,005	$508,380	$502,048
Europe and Canada	15,012	22,180	27,123
Consolidated net sales	$485,017	$530,560	$529,171

Long-lived assets:
United States	$64,077	$110,101	$190,357
Europe	1,769	2,014	2,954
Assets of discontinued operations	−	−	5,206
Consolidated long-lived assets	$65,846	$112,115	$198,517

During the year ended December 31, 2009, net sales from each of three customers amounted to 10 percent or more of the Company’s net sales.  For the years ended December 31, 2009, 2008 and 2007, sales to AT&T (Logistics segment) accounted for $234,621, $226,994 and $195,302, TomTom (Logistics segment) accounted for $52,808, $73,420 and $16,440, and Ford (Drivetrain segment) accounted for $49,359, $58,127 and $75,922, respectively.

Note 19.	Exit, Disposal, Certain Severance and Other Charges

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

During the first three quarters of 2008, the Company recorded charges of $1,342 consisting of (i) $850 of termination benefits primarily related to cost reduction activities and the reorganization of certain management functions in the Drivetrain segment, (ii) $231 of termination benefits primarily related to cost reduction activities and the reorganization of certain functions within the Logistics segment’s information technology group, (iii) $223 of certain legal and other professional fees unrelated to ongoing operating activities of the Drivetrain segment, and (iv) $38 of asset write-offs related to the wind-down of activities with a customer in the Logistics segment.

During the later part of 2008, the Company’s Drivetrain customers and the supporting supply base experienced unprecedented distress due to the economic slowdown and adverse changes in the North American vehicle industry.  On December 9, 2008, the Company announced the restructuring of its Drivetrain operations, including the closure of its Springfield, Missouri automatic transmission remanufacturing facility and the consolidation of the Springfield operations with the Drivetrain operations in Oklahoma City, Oklahoma (the “2008 Drivetrain Restructuring”).  The decision to consolidate these remanufacturing plants was primarily driven by reduced customer volumes and the need for a comprehensive restructuring of the Drivetrain business to align its capacity with lower customer demand levels during a prolonged economic downturn.  As of June 30, 2009, all production had been transferred from the Springfield facility to the Oklahoma City operations.

As a result of the 2008 Drivetrain Restructuring activities, during the fourth quarter of 2008, the Company recorded $9,668 of exit, disposal, certain severance and other charges, which consisted of:

(i)
$7,310 for the write-down of raw materials inventory due to the determination of excess quantities of raw materials on hand as a result of the decline in volume and the consolidation of facilities (classified as cost of sales – products), including the disposal of $6,598 of inventory;

(ii)	$1,896 of severance costs primarily for employees terminated as part of the closure of the Springfield facility;

(iii)	$304 of costs related to fixed asset disposals (classified as cost of sales – products); and

(iv)	$158 of other plant consolidation costs.

During 2009, the Company recorded $5,123 of costs relating to the 2008 Drivetrain Restructuring, consisting of (i) $3,754 of costs to transfer production lines to its Oklahoma City facility and exit the Springfield facility, including $946 of costs classified as cost of sales – products, and (ii) $1,369 of severance costs for employees terminated as part of the closure of the Springfield facility.

The following is an analysis of the reserves related to the 2008 Drivetrain Restructuring, which was completed during 2009:

	Termination Benefits		Exit/Other Costs		Loss on Write-Down of Assets	Total
Total amount of expense incurred to date and expected to be incurred		$3,265		$3,182	$8,344	$14,791

Reserve as of December 31, 2008		$1,478		$30	$1,016	$2,524
Provision		1,369		3,024	730	5,123
Payments		(2,847)		(3,054)	−	(5,901)
Asset write-offs		−		−	(730)	(730)
Currency translation adjustment		−		−	71	71
Reserve as of December 31, 2009	$	−	$	−	$1,087	$1,087

The balance in the loss on write-down of assets of $1,087 as of December 31, 2009 is included in inventory reserves.

Also during 2009, the Company recorded a net credit of $558 related to additional restructuring activities in its Drivetrain segment consisting of (i) income of $2,571 from an adjustment to materials cost related to the wind-down of its relationship with a customer (classified as cost of sales – products), (ii) $1,053 of costs related to a customer inventory reimbursement obligation negotiated during the year (classified as cost of sales – products), (iii) $714 of costs to writedown certain fixed assets, and (iv) $246 of severance and other costs related to additional cost reduction activities.  These amounts are not included in the table above, as these items were not related to the 2008 Drivetrain Restructuring.

In addition, the Company recorded a charge of $578 for certain severance and other costs associated with the separation of its former Chief Financial Officer due to the streamlining of the Company’s senior financial roles through the consolidation of the principal financial officer and principal accounting officer functions.

Note 20.	Selected Quarterly Financial Data (Unaudited)

	Quarter
	First	Second	Third	Fourth
2009
Net sales	$113,476	$118,463	$127,737	$125,341
Gross profit	27,151	29,133	33,955	28,067
Impairment of goodwill	–	36,991	–	–
Exit, disposal, certain severance and other charges	3,162	2,127	(994)	843
Income (loss) from continuing operations	7,184	(16,598)	13,435	7,686
Net income (loss)	7,184	(16,556)	13,435	7,686
Income (loss) from continuing operations per common share – basic	$0.36	$(0.85)	$0.67	$0.38
Income (loss) from continuing operations per common share – diluted	$0.36	$(0.85)	$0.67	$0.38

2008
Net sales	$129,542	$135,622	$138,919	$126,477
Gross profit	32,260	29,057	31,348	21,934
Impairment of goodwill	–	–	–	79,146
Exit, disposal, certain severance and other charges	966	152	214	9,678
Income (loss) from continuing operations	11,085	8,960	10,164	(52,898)
Net income (loss)	8,573	8,994	10,162	(52,898)
Income (loss) from continuing operations per common share – basic	$0.50	$0.42	$0.48	$(2.66)
Income (loss) from continuing operations per common share – diluted	$0.50	$0.42	$0.48	$(2.66)

Due to the loss reported in the second quarter of 2009 and the fourth quarter of 2008, the applicable per share calculations above exclude the antidilutive effect of stock options.

The 2009 quarterly per share amounts in the table above do not add up to the total income per share for the year ending December 31, 2009, due to the loss reported in the second quarter of 2009.  In addition, due to (i) quarterly share count changes caused in part by the Company’s repurchases of common stock made during 2008 and its effect on the weighted average number of common shares outstanding, and (ii) the loss reported in the fourth quarter of 2008, the quarterly per share amounts in the table above do not add up to the total loss per share for the year ended December 31, 2008.

During the first quarter of 2009, the Company recorded exit, disposal, certain severance and other charges of $3,162 ($1,992 net of income taxes) related to the 2008 Drivetrain Restructuring, including $380 of costs classified as cost of sales – products in the consolidated statement of operations.

During the second quarter of 2009, the Company recorded (i) a goodwill impairment charge of $36,991 ($25,950 net of income taxes, which included $907 of income tax expense primarily related to certain valuation allowances on applicable state deferred tax assets) related to the Drivetrain segment’s North American operation, and (ii) exit, disposal, certain severance and other charges of $2,127 ($1,340 net of income taxes) related to the 2008 Drivetrain Restructuring, including $566 of costs classified as cost of sales – products in the consolidated statement of operations.

During the third quarter of 2009, the Company recorded a net credit of $994 ($626 net of income taxes) related to additional restructuring activities in its Drivetrain segment consisting of (i) income of $2,571 from an adjustment to materials cost related to the wind-down of its relationship with a customer (classified as cost of sales – products), (ii) $1,053 of costs related to a customer inventory reimbursement obligation negotiated during the quarter (classified as cost of sales – products), and (iii) $524 of severance and other costs related to additional cost reduction activities.

During the fourth quarter of 2009, the Company recorded exit, disposal, certain severance and other charges of $843 ($531 net of income taxes), primarily related to certain severance and other costs associated with the separation of its former Chief Financial Officer and costs related to additional restructuring activities in its Drivetrain segment.

During the fourth quarter of 2008, the Company recorded (i) a goodwill impairment charge of $79,146 ($56,776 net of income taxes, which included an income tax benefit of $412 from the revaluation of certain deferred tax assets primarily related to tax deductible goodwill) related to the Drivetrain segment’s North American operation, and (ii) exit, disposal, certain severance and other charges of $9,668 ($6,091 net of income taxes) related to the 2008 Drivetrain Restructuring, including $7,614 of costs primarily related to the write-down of raw materials inventory, which are classified as cost of sales – products in the consolidated statement of operations.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(i)         Disclosure Controls and Procedures.

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(ii)         Internal Control Over Financial Reporting.

(a)       Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including the CEO and the CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control–Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following lists our directors and executive officers and their respective ages and positions as of December 31, 2009:

Name	Age	Positions
Edward Stewart	67	Chairman of the Board
Robert L. Evans	57	Director
Curtland E. Fields	58	Director
Dr. Michael J. Hartnett	64	Director
Michael D. Jordan	63	Director
Todd R. Peters	47	President and Chief Executive Officer, Director
S. Lawrence Prendergast	68	Director
John M. Pinkerton	52	Vice President and Chief Financial Officer
F. Antony Francis	59	President, ATC Logistics
John J. Machota	57	Vice President, Human Resources
Mary T. Ryan	56	Vice President, Communications and Investor Relations
Joseph Salamunovich	50	Vice President, General Counsel and Secretary

The remaining information called for by this item is incorporated by reference to the information contained under the heading “Management and Corporate Governance” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders to be held on June 9, 2010, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009 (the “2010 Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference to the information contained under the heading “Executive Compensation” in the 2010 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated by reference to the information contained under the heading “Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2010 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated by reference to the information contained under the headings “Certain Transactions,” “Management and Corporate Governance—Independence of Directors,” and “Management and Corporate Governance—Committees of the Board of Directors and Board Meetings” in the 2010 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated by reference to the information contained under the heading “Audit Matters” in the 2010 Proxy Statement.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements Index

See Index to Financial Statements and Supplemental Data on page 41.

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

3.3	Bylaws of ATC Technology Corporation (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by this reference)
10.1†
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

10.12†*	ATC Technology Corporation Amended and Restated 2006 Stock Incentive Plan
10.13†
Standard Terms and Conditions Governing Nonemployee Director Stock Options under the ATC Technology Corporation 2006 Stock Incentive Plan (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)

10.14†
Standard Terms and Conditions Governing Employee Non-Qualified Stock Options under the ATC Technology Corporation 2006 Stock Incentive Plan (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)

10.15†
Form of Restricted Stock Agreement for Nonemployee Directors under the ATC Technology Corporation 1998, 2000, 2002, 2004 and 2006 Stock Incentive Plans (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)

10.16†
Form of Restricted Stock Agreement for Employee under the ATC Technology Corporation 1998, 2000, 2002, 2004 and 2006 Stock Incentive Plans (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by this reference)

10.17†
ATC Technology Corporation Executive Nonqualified Excess Plan (previously filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on June 6, 2005 and incorporated herein by this reference)

10.18†
ATC Technology Corporation Executive Nonqualified Excess Plan Adoption Agreement (previously filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on September 18, 2006 and incorporated herein by this reference)

10.19†
Executive Employment Agreement, dated as of January 1, 2009, between the Company and Todd R. Peters (previously filed as Exhibit 10.20 to the Company's Current Report on Form 8-K filed on June 3, 2008 and incorporated herein by this reference)

10.20†
Executive Employment Agreement, dated as of December 8, 2008, between the Company and Ashoka Achuthan (previously filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by this reference)

10.21†*	Executive Employment Agreement dated as of December 8, 2008 between the Company and John M. Pinkerton
10.22†*	Executive Employment Agreement dated as of December 8, 2008 between the Company and Antony Francis
10.23†*	Executive Employment Agreement dated as of December 8, 2008 between the Company and Joseph Salamunovich
10.24†*	Executive Employment Agreement dated as of December 8, 2008 between the Company and John J. Machota
10.25
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

10.26
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

ATC TECHNOLOGY CORPORATION
B	/s/ Todd R. Peters
Todd R. Peters President and Chief Executive Officer
February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 25, 2010	/s/ Todd R. Peters
Todd R. Peters President, Chief Executive Officer and Director (principal executive officer)

February 25, 2010	/s/ John M. Pinkerton
John M. Pinkerton Vice President and Chief Financial Officer (principal financial and accounting officer)

February 25, 2010	/s/ Edward Stewart
Edward Stewart, Chairman of the Board

February 25, 2010	/s/ Robert L. Evans
Robert L. Evans, Director

February 25, 2010	/s/ Curtland E. Fields
Curtland E. Fields, Director

February 25, 2010	/s/ Michael J. Hartnett
Michael J. Hartnett, Director

February 25, 2010	/s/ Michael D. Jordan
Michael D. Jordan, Director

February 25, 2010	/s/ S. Lawrence Prendergast
S. Lawrence Prendergast, Director

ATC Technology Corporation

Schedule II - Valuation and Qualifying Accounts
(In Thousands)

		Additions
	Balance at Beginning of Period	Charge (Income) to Costs and Expenses	Adjustments to Other Accounts			Deductions		Balance at End of Period

Year ended December 31, 2007:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$871	$(217)	$	−		$71	(1)	$583
Reserve for excess and obsolete inventory	5,190	4,369		14	(2)	3,479		6,094
Valuation allowance on deferred tax assets	12,243	(62)		−		5,736	(3)	6,445
Year ended December 31, 2008:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	583	15		(20	)(2)	109	(1)	469
Reserve for excess and obsolete inventory	6,094	10,422		(236	)(2)	9,337		6,943
Valuation allowance on deferred tax assets	6,445	−		−		111	(3)	6,334
Year ended December 31, 2009:
Reserve and allowances deducted from asset accounts:
Allowance for uncollectible accounts	469	158		8	(2)	588	(1)	47
Reserve for excess and obsolete inventory	6,943	3,795		153	(2)	3,997		6,894
Valuation allowance on deferred tax assets	6,334	2,288		−		3,326	(3)	5,296
______________
(1)	Accounts written off, net of recoveries.
(2)	Currency translation adjustment.
(3)	Related to the expiration of net operating loss carryforwards.

S-1