Form 10-Q
period 2010-03-31
ATC Technology CORP
filed 2010-04-27
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010
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

As of April 23, 2010, there were 20,087,111 shares of common stock of the Registrant outstanding.

ATC TECHNOLOGY CORPORATION

FORM 10-Q

i

ATC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$86,897	$73,803
Short-term investments	332	3,976
Accounts receivable, net	81,327	80,840
Inventories	47,957	55,236
Prepaid and other assets	3,845	3,398
Refundable income taxes	114	495
Deferred income taxes	7,713	8,278
Total current assets	228,185	226,026

Property, plant and equipment, net	46,140	46,939
Debt issuance costs, net	153	193
Goodwill	16,238	16,238
Long-term investments	1,859	1,689
Other assets	868	980
Total assets	$293,443	$292,065

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$27,708	$34,272
Accrued expenses and other	22,309	22,426
Income taxes payable	5,145	2,496
Deferred compensation	449	4,088
Total current liabilities	55,611	63,282

Deferred compensation, less current portion	1,942	1,776
Other long-term liabilities	2,114	2,082
Liabilities related to uncertain tax positions	-	546
Deferred income taxes	1,877	453

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 28,043,616 and 27,999,389
as of March 31, 2010 and December 31, 2009, respectively	280	280
Additional paid-in capital	245,371	243,907
Retained earnings	119,001	111,916
Accumulated other comprehensive income (loss)	(370)	176
Common stock held in treasury, at cost - 7,956,505 and 7,930,699 shares
as of March 31, 2010 and December 31, 2009, respectively	(132,383)	(132,353)
Total stockholders' equity	231,899	223,926

Total liabilities and stockholders' equity	$293,443	$292,065

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the three months ended March 31,
	2010	2009
	(Unaudited)

Net sales:
Services	$75,097	$77,316
Products	29,433	36,160
Total net sales	104,530	113,476

Cost of sales:
Services	56,656	55,307
Products	26,670	30,638
Products - exit, disposal, certain severance and other charges	-	380
Total cost of sales	83,326	86,325

Gross profit	21,204	27,151

Selling, general and administrative expense	10,409	12,781
Exit, disposal, certain severance and other charges	155	2,782

Operating income	10,640	11,588

Interest income	56	63
Other income (expense), net	(160)	11
Interest expense	(132)	(258)

Income before income taxes	10,404	11,404

Income tax expense	3,319	4,220

Net income	7,085	$7,184

Per common share - basic:
Net income	$0.35	$0.36

Per common share - diluted:
Net income	$0.35	$0.36

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the three months ended March 31,
	2010	2009
	(Unaudited)
Operating Activities:
Net income	$7,085	$7,184

Adjustments to reconcile net income to net cash provided by (used in)
operating activities - continuing operations:
Depreciation and amortization	3,219	3,561
Noncash stock-based compensation	797	1,286
Amortization of debt issuance costs	39	39
Adjustments to provision for losses on accounts receivable	(7)	(6)
Gain on sale of equipment	(2)	(2)
Deferred income taxes	1,443	(285)
Changes in operating assets and liabilities,
net of businesses discontinued/sold:
Accounts receivable	(580)	(19,245)
Inventories	7,076	(3,385)
Prepaid and other assets	60	(152)
Accounts payable and accrued expenses and other	(7,412)	3,571
Net cash provided by (used in) operating activities - continuing operations	11,718	(7,434)

Net cash used in operating activities - discontinued operations	-	(281)

Investing Activities:
Purchases of property, plant and equipment	(2,530)	(1,119)
Purchases of available-for-sale securities	(1,244)	(182)
Proceeds from sales of available-for-sale securities	4,706	379
Proceeds from sale of equipment	20	2
Net cash provided by (used in) investing activities	952	(920)

Financing Activities:
Borrowings on revolving credit facility	-	70,000
Proceeds from exercise of stock options	621	-
Tax benefit from stock-based award transactions	104	-
Repurchases of common stock for treasury	(30)	(70)
Net cash provided by financing activities	695	69,930

Effect of exchange rate changes on cash and cash equivalents	(271)	(39)

Increase in cash and cash equivalents	13,094	61,256

Cash and cash equivalents at beginning of period	73,803	17,188
Cash and cash equivalents at end of period	$86,897	$78,444

Cash paid (received) during the period for:
Interest	$75	$179
Income taxes, net	(1,179)	1,901

See accompanying notes.

ATC TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of ATC Technology Corporation (the “Company”) as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.  The Company consolidates any variable interest entities of which it is the primary beneficiary.

Certain prior-year amounts have been reclassified to conform to the 2010 presentation.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued an accounting standards update (Improving Disclosures about Fair Value Measurements) which requires new disclosures about fair value measurements.  The guidance requires new disclosures related to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons why, as well as activity in Level 3 fair value measurements.  The guidance also provides clarification to existing disclosures.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted this accounting standards update in the first quarter of 2010.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.  The Company will adopt the disclosure requirement related to activity in Level 3 fair value measurements in the first quarter of 2011 and does not expect this adoption will have a material effect on its consolidated financial statements.

Note 2.	Fair Value Measurements

The Company records its financial assets and liabilities at fair value.  The accounting standard for fair value (i) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, (ii) establishes a framework for measuring fair value, (iii) establishes a hierarchy of fair value measurements based upon the observability of inputs used to value assets and liabilities, (iv) requires consideration of nonperformance risk, and (v) expands disclosures about the methods used to measure fair value.

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

The following tables present the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis:

March 31, 2010:	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$86,897	$	−	$	−
Short-term and long-term investments	$2,191	$	−	$	−
Liabilities:
Nonqualified deferred compensation	$2,173	$	−	$	−

December 31, 2009:	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$73,803	$	−	$	−
Short-term and long-term investments	$5,665	$	−	$	−
Liabilities:
Nonqualified deferred compensation	$5,646	$	−	$	−

The Company’s cash and cash equivalents as of March 31, 2010 and December 31, 2009 were primarily invested in highly liquid money market funds.  The short-term and long-term investments and the nonqualified deferred compensation liability are described in Note 3 – Short and Long-Term Investments.  The deferred compensation liability on the consolidated balance sheets as of March 31, 2010 and December 31, 2009, included $218 of amounts payable to an employee of a previously acquired former Drivetrain segment business.

The carrying value of accounts receivable, inventories, prepaid and other assets, refundable income taxes, accounts payable, accrued expenses and other, and income taxes payable as of March 31, 2010 and December 31, 2009, approximated fair value because of the short-term nature of these instruments.

Note 3.	Short and Long-Term Investments

The Company maintains a nonqualified deferred compensation plan for certain employees and directors.  Under the terms of this plan, funds are withheld from the participant’s pre-tax earnings, a portion of which are matched by the Company in certain circumstances, and are placed into a trust in which the use of the trust assets by the Company is restricted to future distributions to plan participants.  On its consolidated balance sheets, the Company classifies its investments related to planned distributions (i) for the next twelve months in short-term investments and (ii) beyond twelve months in long-term investments.  Distributions, which are contractually specified by the plan participants as either “in-service” or “post-separation,” can be made in a lump sum payment or in annual installments over a period not to exceed 15 years.  The assets of the trust primarily consist of mutual fund securities and are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy.  The Company classifies these average cost method investments as available-for-sale securities, with unrealized holding gains and losses reported net of tax in accumulated other comprehensive income (loss).   The cost basis of investments at March 31, 2010 and December 31, 2009, were $2,237 and $5,768, respectively. The fair value of investments at March 31, 2010 and December 31, 2009 were $2,191 and $5,665, respectively.  The Company’s net unrealized holding losses on a pre-tax basis as of March 31, 2010 and December 31, 2009, were $46 and $103, respectively.

Note 4.	Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009

Raw materials, including core inventories	$43,627	$48,451
Work-in-process	676	597
Finished goods	3,654	6,188
	$47,957	$55,236

As of March 31, 2010 and December 31, 2009, the raw materials inventory balances were net of inventory reserves of $6,817 and $6,894, respectively.

Note 5.	Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, are summarized as follows:

	March 31, 2010	December 31, 2009

Property, plant and equipment	$146,005	$144,513
Accumulated depreciation	(99,865)	(97,574)
	$46,140	$46,939

During the three months ended March 31, 2010, property, plant, and equipment and accumulated depreciation decreased by $868 and $776, respectively, due to changes in the foreign exchange conversion rate between the U.S. dollar and the British pound.

Note 6.	Warranty Liability

The Company offers various product warranties for transmissions and engines sold to its customers in the Drivetrain segment.  The specific terms and conditions of the warranties vary depending upon the customer and the product sold.  Factors that affect the Company’s warranty liability include the number of products sold, historical and anticipated rates of warranty claims and cost per claim.  The Company accrues for estimated warranty costs as sales are made and periodically assesses the adequacy of its recorded warranty liability, included in accrued expenses and other, and adjusts the amount as necessary.

Changes to the Company’s warranty liability are summarized as follows:

	For the three months ended March 31,
	2010	2009
Balance at beginning of period	$1,246	$1,885
Warranties issued	272	140
Claims paid / settlements	(69)	(47)
Changes in liability for pre-existing warranties	(6)	(24)
Balance at end of period	$1,443	$1,954

Note 7.	Credit Facility

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and its domestic subsidiaries' assets.  The credit and security agreements contain several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all debt covenants at March 31, 2010.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty or capacity reduction.

As of March 31, 2010, the Company had no amounts outstanding under the Credit Facility and had $1,590 of letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $148,410.

Note 8.	Income Taxes

The Company’s consolidated effective income tax rate was 31.9% and 37.0% for the three months ended March 31, 2010 and 2009, respectively.  The effective tax rate for the three months ended March 31, 2010 was lower than the U.S. federal rate of 35% primarily due to the reversal of the Company’s liability related to uncertain tax positions, partially offset by the state income tax provision.

The IRS examination of the Company’s 2006-2008 tax returns has been completed as of March 31, 2010 and all uncertain tax positions have been resolved.

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows:

Balance at December 31, 2009	$546
Settlements with tax authorities	(546)
Balance at March 31, 2010	$–

Note 9.	Comprehensive Income

The following table sets forth the components of comprehensive income for the three months ended March 31, 2010 and 2009, respectively:

	For the three months ended March 31,
	2010	2009
Net income	$7,085	$7,184
Other comprehensive income (loss):
Currency translation adjustments	(582)	(178)
Change in unrealized income (loss) on available-for-sale securities, net of income taxes	36	(109)
	$6,539	$6,897

Note 10.	Stock-Based Compensation

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

The Company recognized pre-tax compensation expense related to stock-based awards of $797 and $1,286 for the three months ended March 31, 2010 and 2009, respectively.

A summary of stock-based award activities during the three months ended March 31, 2010 is presented below:

	Stock Options	Restricted Stock(1)
Outstanding at January 1, 2010	1,769,724	225,695
Exercised / vested	(44,227)	(3,334)
Forfeited	(55,154)	(24,572)
Outstanding at March 31, 2010	1,670,343	197,789
______________
(1)  Restricted stock becomes unrestricted at the time the awards vest.

Note 11.	Segment Information

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

The Company evaluates performance based upon operating income.  The reportable segments’ accounting policies are the same as those of the Company.  In 2009, approximately 75% of the fixed corporate overhead was allocated to the Logistics segment and 25% to the Drivetrain segment.  In 2010, as the result of (i) growth in the Logistics segment and (ii) a reduction in volumes for the Drivetrain segment, approximately 85% of the fixed corporate overhead is being allocated to the Logistics segment and 15% to the Drivetrain segment, while certain costs that are variable in nature are allocated to the segment for whose benefit the costs are incurred.  Internal information systems costs are allocated based upon usage estimates.

The following table summarizes selected financial information relating to the Company’s reportable segments:

	Logistics	Drivetrain	Consolidated
For the three months ended March 31, 2010:
Net sales from external customers	$75,097	$29,433	$104,530
Exit, disposal, certain severance and other charges	64	91	155
Operating income (loss)	10,680	(40)	10,640

For the three months ended March 31, 2009:
Net sales from external customers	$77,316	$36,160	$113,476
Exit, disposal, certain severance and other charges (credits)	(5)	3,167	3,162
Operating income (loss)	13,498	(1,910)	11,588

Note 12.	Exit, Disposal, Certain Severance and Other Charges

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

During the three months ended March 31, 2010, the Company recorded $155 of these charges consisting of (i) $91 to terminate a lease in its Drivetrain segment and (ii) $64 of severance related to the wind-down of certain activities in its Logistics segment.

During 2009, the Company completed restructuring activities within its Drivetrain segment, which included the consolidation of certain of its North American remanufacturing plants.  The remaining reserve balance of $1,016 as of March 31, 2010 is related to the write-down of raw materials inventory at its Drivetrain remanufacturing facility located in the United Kingdom, and is classified as part of inventories on the consolidated balance sheet.

Note 13.	Earnings Per Share

The Company’s unvested Restricted Stock are considered participating securities, which requires the Company to calculate earnings per share under the two-class method.  Per the two-class method, the Company’s reported net income is reduced by the amount allocated to participating securities to arrive at net income available to common shareholders for purposes of calculating earnings per share.  Earnings per common share - basic for each period is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding for that period.  During loss periods, no amounts are allocated to participating securities, as the Company’s holders of unvested Restricted Stock have no contractual obligation to fund the Company’s losses.  Earnings per common share - diluted for each particular period is calculated using the more dilutive of the treasury stock or the two-class method.  The Company has determined the two-class method to be the more dilutive method for all periods presented.  As a result, earnings per common share - diluted is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, as adjusted for the potential dilutive effect of non-participating share-based awards (stock options).

Prior period earnings per share amounts have been restated to conform to the current period presentation, although there was no material impact on the previously reported earnings per common share - basic or diluted.

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2010	2009
Numerator:
Net income	$7,085	$7,184
Income allocated to participating securities	(70)	(84)
Net income available to common shareholders	$7,015	$7,100

Denominator:
Weighted average common shares outstanding	19,864,018	19,544,182
Effect of dilutive securities: stock options	166,685	19,091
Denominator for diluted earnings per common share	20,030,703	19,563,273

Per common share - basic	$0.35	$0.36
Per common share - diluted	$0.35	$0.36

The Company’s outstanding stock options as of March 31, 2010 and 2009 were 1,670,343 and 1,742,022, respectively.  Stock options are included in the diluted earnings per share calculation using the two-class method, unless the effect of including stock options would be anti-dilutive.  For the three months ended March 31, 2010 and 2009, 703,558 and 1,629,022 anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation.

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

Forward-looking statements are based on current expectations, projections and assumptions regarding future events that may not prove to be accurate.  These statements reflect our judgment as of the date of this Quarterly Report with respect to future events, the outcome of which are subject to risks, which may have a significant impact on our business, operating results or financial condition.  Readers are cautioned that these forward-looking statements are inherently uncertain.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may differ materially from those described herein.  We undertake no obligation to update forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, dependence on significant customers, possible component parts and/or core shortages, the ability to achieve and manage growth, future indebtedness and liquidity, environmental matters, and competition.  For a discussion of these and certain other factors, please refer to Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  Please also refer to our other filings with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Our financial statements are based on the selection and application of significant accounting policies, some of which require management to make estimates and assumptions regarding matters that are inherently uncertain.  For a description of our critical accounting policies and estimates, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations for the Three Month Period Ended March 31, 2010 Compared to the Three Month Period Ended March 31, 2009.

Net income decreased $0.1 million, or 1.4%, to $7.1 million for the three months ended March 31, 2010 from $7.2 million for the three months ended March 31, 2009.  Net income per diluted share was $0.35 for the three months ended March 31, 2010 and $0.36 for the three months ended March 31, 2009.  Our results for 2010 included exit, disposal, certain severance and other charges of $0.1 million (net of tax).  Our results for 2009 included exit, disposal, certain severance and other charges of $2.0 million (net of tax).  Other factors that contributed to the lower net income in 2010 as compared to 2009 included:

•	lower sales to Honda related to the transmission remanufacturing program, which wound down and was completed during the first quarter of 2010;

•	lower sales to AT&T primarily related to lower returns volume during 2010 as compared to 2009; and

•	scheduled price concessions granted to certain customers, primarily AT&T, in connection with contract renewals;

partially offset by:

•
realization of savings from the consolidation and restructuring of our North American Drivetrain operation and benefits from our on-going lean and continuous improvement program and other cost reduction initiatives in our Logistics segment;

•	the contribution from new programs in our Logistics segment; and

•	tax benefits associated with the resolution of previously uncertain tax positions.

Net Sales

Net sales decreased $9.0 million, or 7.9%, to $104.5 million for the three months ended March 31, 2010 from $113.5 million for the three months ended March 31, 2009.  This decrease was primarily due to:

•	lower sales to Honda related to the transmission remanufacturing program, which wound down and was completed during the first quarter of 2010;

•	lower sales to AT&T primarily related to lower returns volume during 2010 as compared to 2009; and

•	scheduled price concessions granted to certain customers, primarily AT&T, in connection with contract renewals;

partially offset by increased sales from new programs in our Logistics segment.

Of our net sales for the three months ended March 31, 2010 and 2009, AT&T accounted for 48.8% and 50.5%, Ford accounted for 11.0% and 10.8%, TomTom accounted for 6.5% and 6.6%, and Honda accounted for 2.4% and 10.1%, respectively.

Gross Profit

Gross profit decreased $6.0 million, or 22.1%, to $21.2 million for the three months ended March 31, 2010 from $27.2 million for the three months ended March 31, 2009.  The decrease was primarily the result of the factors described above under “Net Sales.”  As a percentage of net sales, gross profit decreased to 20.3% for 2010 from 23.9% for 2009.  The wind-down of the Honda transmission remanufacturing program, a comparatively less favorable mix of Logistics revenues, and scheduled price concessions were the primary factors contributing to this decline.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense decreased $2.4 million, or 18.8%, to $10.4 million for the three months ended March 31, 2010 from $12.8 million for the three months ended March 31, 2009.  The net decrease is primarily the result of savings from the consolidation and restructuring of our North American Drivetrain operation, benefits from our on-going lean and continuous improvement program and other cost reduction initiatives in our Logistics segment, and a reduction in cost for incentive compensation programs.  As a percentage of net sales, SG&A expense decreased to 10.0% for the three months ended March 31, 2010 from 11.3% for the three months ended March 31, 2009.

Exit, Disposal, Certain Severance and Other Charges

During the three months ended March 31, 2010, we recorded $0.2 million of exit, disposal, certain severance and other charges consisting of $0.1 million to terminate a lease in our Drivetrain segment and $0.1 million of severance related to the wind-down of certain activities in the Logistics segment.

During the three months ended March 31, 2009, in connection with the restructuring activities in our Drivetrain segment, we recorded pre-tax charges of $3.2 million ($2.0 million net of tax), consisting of (i) $2.2 million ($1.4 million net of tax) of costs to transfer production from our closed Springfield facility to the Oklahoma City facility and other facility exit costs (including $0.4 million of costs classified as cost of sales – products) and (ii) $1.0 million ($0.6 million net of tax) of severance and related costs for employees being terminated as part of the closure of the Springfield facility.

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

Operating Income

Operating income decreased $1.0 million, or 8.6%, to $10.6 million for the three months ended March 31, 2010 from $11.6 million for the three months ended March 31, 2009.  This decrease was primarily the result of the factors described above under “Net Sales” and “Gross Profit,” partially offset by the reduction of exit, disposal, certain severance and other charges and SG&A expenses.  As a percentage of net sales, operating income remained constant at 10.2% for the three months ended March 31, 2010 and 2009.

Interest Expense

Interest expense decreased to $0.1 million for the three months ended March 31, 2010 from $0.3 million for the three months ended March 31, 2009.  This decrease was primarily due to the repayment during the fourth quarter of 2009 of the $70.0 million borrowing we made under our credit facility during the three months ended March 31, 2009 to increase our cash position and preserve our financial flexibility in light of the then-current uncertainty in the capital markets.  There were no such borrowings outstanding during 2010.

Income Tax Expense

Income tax expense as a percentage of income before income taxes decreased to 31.9% for the three months ended March 31, 2010, from 37.0% for the three months ended March 31, 2009.  This decrease was primarily due to the tax benefits associated with the resolution of previously uncertain tax positions.  Our normalized effective income tax rate (excluding this tax benefit) is expected to be approximately 37.8% for 2010.

Reportable Segments

Logistics Segment

The following table presents net sales, exit, disposal, certain severance and other charges, and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2010		2009
Net sales	$75.1	100.0%		$77.3	100.0%
Exit, disposal, certain severance and other charges	$0.1	0.1%	$	−	−
Segment profit	$10.7	14.2%		$13.5	17.5%

Net Sales.  Net sales decreased $2.2 million, or 2.8%, to $75.1 million for the three months ended March 31, 2010 from $77.3 million for the three months ended March 31, 2009.  This decrease was primarily related to:

•	lower sales to AT&T primarily related to lower returns volumes during 2010 as compared to 2009; and

•	scheduled price concessions granted to certain customers, primarily AT&T, in connection with contract renewals;

partially offset by increased sales from new programs primarily with a leading handset manufacturer that is expected to exceed 10% of our net sales for full year 2010.

Of our segment net sales for the three months ended March 31, 2010 and 2009, AT&T accounted for 67.9% and 74.2% and TomTom accounted for 9.0% and 9.7%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended March 31, 2010, we recorded $0.1 million of severance costs.  There were no similar costs recorded in 2009.

Segment Profit.  Segment profit decreased $2.8 million, or 20.7%, to $10.7 million (14.2% of segment net sales) for the three months ended March 31, 2010 from $13.5 million (17.5% of segment net sales) for the three months ended March 31, 2009.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by benefits from our lean and continuous improvement program and other cost reduction initiatives.

Drivetrain Segment

The following table presents net sales, exit, disposal, certain severance and other charges, and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended March 31,
	2010			2009
Net sales		$29.4	100.0%	$36.2	100.0%
Exit, disposal, certain severance and other charges		$0.1	0.3%	$3.2	8.8%
Segment loss	$	−	−	$(1.9)	−

Net Sales.  Net sales decreased $6.8 million, or 18.8%, to $29.4 million for the three months ended March 31, 2010 from $36.2 million for the three months ended March 31, 2009.  The decrease was primarily due to lower sales to Honda related to the transmission remanufacturing program, which wound down and was completed during the first quarter of 2010.

Of our segment net sales for the three months ended March 31, 2010 and 2009, Ford accounted for 39.0% and 34.0% and Honda accounted for 8.6% and 31.5%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended March 31, 2010, we recorded $0.1 million of these costs related to the termination of a lease.  During the three months ended March 31, 2009, we recorded $3.2 million of these costs consisting of (i) $2.2 million of costs to transfer production from Springfield to Oklahoma City and other facility exit costs and (ii) $1.0 million of severance and related costs for employees being terminated as part of the closure of the Springfield facility.

Segment Loss.  Segment loss improved by $1.9 million, to approximately breakeven for the three months ended March 31, 2010 from a loss of $1.9 million for the three months ended March 31, 2009.  This improvement was primarily due to the factors described above under “Exit, Disposal, Certain Severance and Other Charges.”  Excluding these costs, a decrease in segment profit in 2010 as compared to 2009 was primarily the result of the lower sales related to the loss of the Honda transmission remanufacturing program, partially offset by savings from our consolidation and restructuring activities.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $86.9 million at March 31, 2010.  Net cash provided by operating activities was $11.7 million for the three-month period then ended.  During the period, we used $0.9 million of cash from our working capital accounts including:

•
$7.4 million for accounts payable and accrued expenses and other, which included (i) $3.7 million related to distributions from our nonqualified deferred compensation program and (ii) $3.2 million related to our 2009 incentive compensation programs; and

•	$0.6 million for accounts receivable primarily as the result of timing of payments;

partially offset by $7.1 million of cash provided by inventories primarily related to the end of our transmission remanufacturing program with Honda and a reduction of inventory for certain Logistics customers.

Net cash provided by investing activities from continuing operations was $1.0 million for the period, consisting of $3.5 million of net proceeds from available-for-sale securities for our nonqualified deferred compensation plan, partially offset by $2.5 million of capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts.  Net cash provided by financing activities of $0.7 million was primarily related to proceeds received from the exercise of stock options.

For 2010, we estimate $11-$13 million for capital expenditures, consisting of approximately $5-$6 million in support of new business and capacity expansion initiatives in both our Logistics and Drivetrain segments and approximately $6-$7 million in support of maintenance and cost reduction initiatives.

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

We were in compliance with all the credit facility’s covenants as of March 31, 2010.

As of March 31, 2010, our liquidity included (i) borrowing capacity under the credit facility of $148.4 million, net of $1.6 million for outstanding letters of credit, and (ii) $86.9 million of cash on hand.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of March 31, 2010, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the three months ended March 31, 2010 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of March 31, 2010, we had no amounts outstanding under our credit facility and therefore no interest rate exposure.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We have one foreign operation that exposes us to translation risk when the local currency financial statements are translated to U.S. dollars.  Since changes in translation risk are reported as adjustments to stockholders' equity, a 10% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.  For the three months ended March 31, 2010, a 10% change in the foreign exchange rate would have increased or decreased our consolidated net income by approximately $9,000.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Todd R. Peters, and Chief Financial Officer John M. Pinkerton, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms."  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of March 31, 2010, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 31, 2010, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ATC TECHNOLOGY CORPORATION

Part II.    Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, an employee delivered to us 1,234 shares of our outstanding common stock in payment of $30,406 of minimum withholding tax obligations arising from the vesting of restricted stock previously awarded under one of our stock incentive plans.  Per the stock incentive plan, the shares delivered to us were valued at $24.64 per share, the closing price of our common stock on the vesting date of the restricted stock.

Following is a summary of treasury stock acquisitions made during the three-month period ended March 31, 2010:

Period	Total number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(1)
January 1-31, 2010	1,234		$24.64	1,234	–
February 1-28, 2010	–	$	−	–	–
March 1-31, 2010	–	$	−	–	–
______________
(1)	Excludes amounts that could be used to repurchase shares acquired under our stock incentive plans to satisfy withholding tax obligations of employees and non-employee directors upon the vesting of restricted stock.

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

ATC TECHNOLOGY CORPORATION

Date: April 27, 2010	By:	/s/ John M. Pinkerton
John M. Pinkerton, Vice President and Chief Financial Officer

•	John M. Pinkerton is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.