Form 10-Q
period 2010-06-30
ATC Technology CORP
filed 2010-07-27
CIK 933405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of July 23, 2010, there were 20,154,374 shares of common stock of the Registrant outstanding.

ATC TECHNOLOGY CORPORATION

FORM 10-Q

i

ATC TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$94,819	$73,803
Short-term investments	332	3,976
Accounts receivable, net	71,988	79,395
Inventories	45,234	51,402
Prepaid and other assets	2,655	2,909
Refundable income taxes	114	495
Deferred income taxes	8,531	8,278
Assets of discontinued operations	-	5,768
Total current assets	223,673	226,026

Property, plant and equipment, net	44,271	45,170
Debt issuance costs, net	114	193
Goodwill	16,238	16,238
Long-term investments	1,725	1,689
Other assets	757	980
Assets of discontinued operations	-	1,769
Total assets	$286,778	$292,065

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$24,573	$32,894
Accrued expenses and other	18,379	21,957
Income taxes payable	1,558	2,496
Deferred compensation	449	4,088
Liabilities of discontinued operations	-	1,847
Total current liabilities	44,959	63,282

Deferred compensation, less current portion	1,810	1,776
Other long-term liabilities	2,145	2,082
Liabilities related to uncertain tax positions	-	546
Deferred income taxes	2,634	453

Stockholders' Equity:
Preferred stock, $.01 par value; shares authorized - 2,000,000; none issued	-	-
Common stock, $.01 par value; shares authorized - 30,000,000;
Issued (including shares held in treasury) - 28,132,928 and 27,999,389
as of June 30, 2010 and December 31, 2009, respectively	281	280
Additional paid-in capital	246,320	243,907
Retained earnings	121,451	111,916
Accumulated other comprehensive income (loss)	(91)	176
Common stock held in treasury, at cost - 7,980,429 and 7,930,699 shares
as of June 30, 2010 and December 31, 2009, respectively	(132,731)	(132,353)
Total stockholders' equity	235,230	223,926

Total liabilities and stockholders' equity	$286,778	$292,065

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net sales:
Services	$77,621	$84,887	$152,718	$162,203
Products	26,816	30,585	52,716	63,920
Total net sales	104,437	115,472	205,434	226,123

Cost of sales:
Services	58,216	60,479	114,872	115,786
Products	24,870	25,653	48,655	53,706
Products - exit, disposal, certain severance and other charges	-	566	-	946
Total cost of sales	83,086	86,698	163,527	170,438

Gross profit	21,351	28,774	41,907	55,685

Selling, general and administrative expense	9,556	11,987	19,545	24,301
Impairment of goodwill	-	36,991	-	36,991
Exit, disposal, certain severance and other charges	281	1,561	345	4,343

Operating income (loss)	11,514	(21,765)	22,017	(9,950)

Interest income	73	67	107	130
Other income (expense), net	(59)	(2)	(219)	9
Interest expense	(126)	(349)	(258)	(607)

Income (loss) from continuing operations before income taxes	11,402	(22,049)	21,647	(10,418)

Income tax expense (benefit)	3,553	(5,393)	6,883	(1,149)

Income (loss) from continuing operations	7,849	(16,656)	14,764	(9,269)

Income (loss) from discontinued operations, net of income taxes	(5,399)	100	(5,229)	(103)

Net income (loss)	$2,450	$(16,556)	$9,535	$(9,372)

Per common share - basic:
Income (loss) from continuing operations	$0.39	$(0.85)	$0.73	$(0.47)
Income (loss) from discontinued operations	$(0.27)	$0.01	$(0.26)	$(0.01)
Net income (loss)	$0.12	$(0.84)	$0.47	$(0.48)

Per common share - diluted:
Income (loss) from continuing operations	$0.39	$(0.85)	$0.73	$(0.47)
Income (loss) from discontinued operations	$(0.27)	$0.01	$(0.26)	$(0.01)
Net income (loss)	$0.12	$(0.84)	$0.47	$(0.48)

See accompanying notes.

ATC TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the six months ended June 30,
	2010	2009
	(Unaudited)
Operating Activities:
Net income (loss)	$9,535	$(9,372)

Adjustments to reconcile net income (loss) to net cash provided by operating activities - continuing operations:
Net loss from discontinued operations	5,229	103
Impairment of goodwill	-	36,991
Writedown of other assets	-	422
Depreciation and amortization	6,192	6,853
Noncash stock-based compensation	1,521	2,462
Amortization of debt issuance costs	79	79
Adjustments to provision for losses on accounts receivable	(12)	106
Loss on sale of equipment	4	4
Deferred income taxes	1,382	(10,473)
Changes in operating assets and liabilities,
net of businesses sold:
Accounts receivable	7,419	(9,925)
Inventories	6,168	3,277
Prepaid and other assets	994	1,834
Accounts payable and accrued expenses and other	(16,596)	(8,938)
Net cash provided by operating activities - continuing operations	21,915	13,423

Net cash provided by (used in) operating activities - discontinued operations	(295)	1,020

Investing Activities:
Purchases of property, plant and equipment	(5,319)	(2,686)
Purchases of available-for-sale securities	(1,701)	(337)
Proceeds from sales of available-for-sale securities	5,144	379
Proceeds from sale of equipment	22	7
Net cash used in investing activities - continuing operations	(1,854)	(2,637)

Net cash provided by (used in) investing activities - discontinued operations	744	(140)

Financing Activities:
Borrowings on revolving credit facility, net	-	70,000
Proceeds from exercise of stock options	828	25
Tax benefit from stock-based award transactions	267	1
Repurchases of common stock for treasury	(378)	(469)
Net cash provided by financing activities	717	69,557

Effect of exchange rate changes on cash and cash equivalents	(211)	606

Increase in cash and cash equivalents	21,016	81,829

Cash and cash equivalents at beginning of period	73,803	17,188
Cash and cash equivalents at end of period	$94,819	$99,017

Cash paid during the period for:
Interest	$80	$491
Income taxes, net	5,923	11,838

See accompanying notes.

ATC TECHNOLOGY CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of ATC Technology Corporation (the “Company”) as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

During the three months ended June 30, 2010, the Company sold its engine remanufacturing business located in the United Kingdom (“Drivetrain-U.K.”), which business had been reported as part of “Drivetrain” in segment information previously disclosed.  Accordingly, the results of this business have been reclassified to and are presented as discontinued operations in the accompanying financial statements for all periods presented.  (See Note 12 – Discontinued Operations).

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.  The Company consolidates any variable interest entities of which it is the primary beneficiary.

Certain prior-year amounts, which were not material for the periods presented, have been reclassified to conform to the 2010 presentation.

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

The following tables present the Company’s fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis:

June 30, 2010:	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$94,819	$	−	$	−
Short-term and long-term investments	$2,057	$	−	$	−
Liabilities:
Nonqualified deferred compensation	$2,041	$	−	$	−

December 31, 2009:	Level 1	Level 2		Level 3
Assets:
Cash and cash equivalents	$73,803	$	−	$	−
Short-term and long-term investments	$5,665	$	−	$	−
Liabilities:
Nonqualified deferred compensation	$5,646	$	−	$	−

The Company’s cash and cash equivalents as of June 30, 2010 and December 31, 2009 were primarily invested in highly liquid money market funds.  The short-term and long-term investments and the nonqualified deferred compensation liability are described in Note 3 – Short and Long-Term Investments.  The deferred compensation liability on the consolidated balance sheets as of June 30, 2010 and December 31, 2009, include $218 of amounts payable to an employee of a previously acquired former Drivetrain segment business.

The carrying value of accounts receivable, inventories, prepaid and other assets, refundable income taxes, accounts payable, accrued expenses and other, and income taxes payable as of June 30, 2010 and December 31, 2009, approximated fair value because of the short-term nature of these instruments.

Note 3.	Short and Long-Term Investments

The Company maintains a nonqualified deferred compensation plan for certain employees and directors.  Under the terms of this plan, funds are withheld from the participant’s pre-tax earnings, a portion of which are matched by the Company in certain circumstances, and are placed into a trust in which the use of the trust assets by the Company is restricted to future distributions to plan participants.  On its consolidated balance sheets, the Company classifies its investments related to planned distributions (i) for the next twelve months in short-term investments and (ii) beyond twelve months in long-term investments.  Distributions, which are contractually specified by the plan participants as either “in-service” or “post-separation,” can be made in a lump sum payment or in annual installments over a period not to exceed 15 years.  The assets of the trust primarily consist of mutual fund securities and are available to satisfy claims of the Company’s general creditors in the event of its bankruptcy.  The Company classifies these average cost method investments as available-for-sale securities, with unrealized holding gains and losses reported net of tax in accumulated other comprehensive income (loss).   The cost basis of investments at June 30, 2010 and December 31, 2009, were $2,202 and $5,768, respectively.  The fair value of investments at June 30, 2010 and December 31, 2009 were $2,057 and $5,665, respectively.  The Company’s net unrealized holding losses on a pre-tax basis as of June 30, 2010 and December 31, 2009, were $145 and $103, respectively.

Note 4.	Inventories

Inventories of continuing operations consist of the following:

	June 30, 2010	December 31, 2009

Raw materials, including core inventories	$41,320	$45,120
Work-in-process	825	433
Finished goods	3,089	5,849
	$45,234	$51,402

As of June 30, 2010 and December 31, 2009, the raw materials inventory balances were net of inventory reserves of $5,001 and $5,271, respectively.

Note 5.	Property, Plant and Equipment

Property, plant and equipment of continuing operations, stated at cost less accumulated depreciation, are summarized as follows:

	June 30, 2010	December 31, 2009

Property, plant and equipment	$132,669	$128,370
Accumulated depreciation	(88,398)	(83,200)
	$44,271	$45,170

Note 6.	Warranty Liability

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

Changes to the Company’s warranty liability of continuing operations are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$1,323	$1,825	$1,142	$1,749
Warranties issued	222	114	468	229
Claims paid / settlements	(83)	(526)	(148)	(543)
Changes in liability for pre-existing warranties	(40)	(367)	(40)	(389)
Balance at end of period	$1,422	$1,046	$1,422	$1,046

Note 7.	Credit Facility

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

Amounts advanced under the Credit Facility are guaranteed by all of the Company’s subsidiaries and secured by substantially all of the Company’s assets and its subsidiaries' assets.  The credit and security agreements contain several covenants, including ones that require the Company to maintain specified levels of net worth, leverage and interest coverage and others that may limit its ability to create liens, make investments, incur indebtedness, make fundamental changes, make asset dispositions, make restricted payments (including dividends) and engage in transactions with the Company’s affiliates and affiliates of its subsidiaries.  The Company was in compliance with all of the Credit Facility’s covenants as of June 30, 2010.

Amounts outstanding under the Credit Facility are generally due and payable on the March 31, 2011 expiration date of the credit agreement.  The Company can elect to prepay some or all of the outstanding balance from time to time without penalty or capacity reduction.

As of June 30, 2010, the Company had no amounts outstanding under the Credit Facility and had $1,590 of letters of credit issued against the Credit Facility, resulting in a borrowing capacity of $148,410.

Note 8.	Income Taxes

The Company’s consolidated effective income tax rate for continuing operations was 31.2% and 31.8% for the three and six months ended June 30, 2010, respectively, and  24.5% and 11.0% for the three and six months ended June 30, 2009, respectively.

During 2010, the effective tax rate was lower than the U.S. federal rate of 35% primarily due to (i) a benefit of $756 related to the release of valuation allowances on certain state net operating losses relative to the extended five year carryback of losses under The American Recovery and Reinvestment Act of 2009 (which impacted the three and six months ended June 30, 2010) and (ii) a benefit of $469 related to the reversal of the Company’s liability related to uncertain tax positions (which impacted the six months ended June 30, 2010), partially offset by state income tax provisions for all of 2010.

The effective tax rate for the three and six months ended June 30, 2009 was lower than the U.S. federal tax rate of 35% primarily due to the $2,902 nondeductible portion of the Drivetrain goodwill impairment charge of $36,991 recorded in the second quarter of 2009, state income tax provisions, and certain valuation allowances on applicable state deferred tax assets.

The IRS examination of the Company’s 2006-2008 tax returns were completed as of March 31, 2010, and all uncertain tax positions were resolved at that time.

A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows:

Balance at December 31, 2009	$546
Settlements with tax authorities	(546)
Balance at June 30, 2010	$–

Note 9.	Comprehensive Income (Loss)

The following table sets forth the components of comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009, respectively:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$2,450	$(16,556)	$9,535	$(9,372)
Other comprehensive income (loss):
Currency translation adjustments	342	1,525	(240)	1,347
Change in unrealized gain (loss) on available-for-sale securities, net of income taxes	(63)	85	(27)	(24)
	$2,729	$(14,946)	$9,268	$(8,049)

Note 10.	Stock-Based Compensation

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

The Company recognized pre-tax compensation expense from continuing operations related to stock-based awards of $738 and $1,187 for the three months ended June 30, 2010 and 2009, respectively, and $1,521 and $2,462 for the six months ended June 30, 2010 and 2009, respectively.

A summary of stock-based award activities during the six months ended June 30, 2010 is presented below:

	Stock Options	Restricted Stock(1)
Outstanding at January 1, 2010	1,769,724	225,695
Granted at market price	260,537	55,812
Exercised / vested	(77,727)	(76,278)
Forfeited	(64,979)	(29,692)
Expired	(11,192)	−
Outstanding at June 30, 2010	1,876,363	175,537
______________________
(1)  Restricted stock becomes unrestricted at the time the awards vest.

Note 11.	Segment Information

Within the Company, financial performance is measured by lines of business.  The Company has two reportable segments: the Logistics segment and the Drivetrain segment.  The Logistics segment provides value-added warehousing, packaging and distribution, reverse logistics, turnkey order fulfillment, electronic equipment testing, refurbishment and repair, and transportation management services.  The principal customers are currently in the wireless, consumer electronics and automotive industries and include AT&T and TomTom.  The Drivetrain segment primarily sells remanufactured transmissions to OEMs, primarily for use as replacement parts by their domestic dealers during the warranty and/or post-warranty periods following the sale of a vehicle.  In addition, the Drivetrain segment sells select remanufactured engines to certain OEMs.  The principal customers are Ford, Allison, and Chrysler.  The reportable segments are each managed and measured separately primarily due to the differing customers and distribution channels.

The Company evaluates performance based upon operating income.  The reportable segments’ accounting policies are the same as those of the Company.  In 2009, approximately 75% of the fixed corporate overhead was allocated to the Logistics segment and 25% to the Drivetrain segment.  In 2010, as the result of an increase in the percentage of business generated from the Logistics segment as compared to the Drivetrain segment, approximately 85% of the fixed corporate overhead is being allocated to the Logistics segment and 15% to the Drivetrain segment, while certain costs that are variable in nature are allocated to the segment for whose benefit the costs are incurred.  Internal information systems costs are allocated based upon usage estimates.

During the three months ended June 30, 2010, the Company reclassified the results of operations for Drivetrain-U.K., which was reported as part of “Drivetrain” in segment information previously disclosed, to discontinued operations for all periods presented.  (See Note 12 – Discontinued Operations).  As a result of the reclassification of Drivetrain-U.K. to discontinued operations, total assets for the Drivetrain segment as of December 31, 2009 decreased by $7,537, from $85,594 to $78,057.  As of June 30, 2010, total assets for the Drivetrain segment were $71,225.

The following table summarizes selected financial information relating to the Company’s reportable segments:

	Logistics	Drivetrain	Consolidated
For the three months ended June 30, 2010:
Net sales from external customers	$77,621	$26,816	$104,437
Exit, disposal, certain severance and other charges	281	–	281
Operating income (loss)	11,932	(418)	11,514

For the three months ended June 30, 2009:
Net sales from external customers	$84,887	$30,585	$115,472
Impairment of goodwill	–	36,991	36,991
Exit, disposal, certain severance and other charges	–	2,127	2,127
Operating income (loss)	15,660	(37,425)	(21,765)

For the six months ended June 30, 2010:
Net sales from external customers	$152,718	$52,716	$205,434
Exit, disposal, certain severance and other charges	345	–	345
Operating income (loss)	22,612	(595)	22,017

For the six months ended June 30, 2009:
Net sales from external customers	$162,203	$63,920	$226,123
Impairment of goodwill	–	36,991	36,991
Exit, disposal, certain severance and other charges	(5)	5,294	5,289
Operating income (loss)	29,158	(39,108)	(9,950)

Note 12.	Discontinued Operations

In April 2010, the Company received a purchase proposal from two senior members of the management team of its Drivetrain-U.K. engine remanufacturing business.  Following a review of the proposal and in consideration of the Company’s strategic plans, which included a review of the global economic conditions affecting Drivetrain customers and the Company’s strategy to increase focus on its Logistics business, the Company sold this business to the two senior members of the U.K. management team.  The sale occurred in May 2010 for $763 in cash and the Company recorded a loss of $5,451 from the sale.  Prior to the sale, the Company completed a review of the valuation on the U.K. business to assist in the evaluation of the U.K. management team’s proposal.  The Company has not had any continuing involvement in the business after the sale date and does not expect any direct operating cash inflows or outflows with the sold business.

Details of the income (loss) from discontinued operations are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Drivetrain-U.K.:
Loss from sale and exit	$(5,451)	$–	$(5,451)	$–
Operating income (loss)	28	(114)	187	(341)
Loss before income taxes	(5,423)	(114)	(5,264)	(341)
Income tax benefit	24	172	35	196
Income (loss) from Drivetrain-U.K., net of income taxes	(5,399)	58	(5,229)	(145)

Independent Aftermarket:
Income before income taxes	−	66	−	66
Income tax expense	−	(24)	−	(24)
Income from Independent Aftermarket, net of income taxes	−	42	−	42
Income (loss) from discontinued operations, net of income taxes	$(5,399)	$100	$(5,229)	$(103)

Net sales from Drivetrain-U.K. were $1,071 and $2,991 during the three months ended June 30, 2010 and 2009, respectively, and $4,604 and $5,816 during the six months ended June 30, 2010 and 2009, respectively.

Details of assets and liabilities of discontinued operations are as follows:

	June 30, 2010		December 31, 2009
Assets:
Drivetrain-U.K.:
Accounts receivable	$	−	$1,445
Inventory		−	3,834
Other current assets		−	489
Total current assets of discontinued operations		−	5,768
Property, plant and equipment, net		–	1,769
Total assets of discontinued operations		$–	$7,537

Liabilities:
Drivetrain-U.K.:
Current liabilities		$–	$1,847
Total liabilities of discontinued operations		$–	$1,847

Note 13.	Earnings Per Share

The Company’s unvested Restricted Stock are considered participating securities, which requires the Company to calculate earnings per share under the two-class method.  Per the two-class method, the Company’s reported income from continuing operations is reduced by the amount allocated to participating securities to arrive at income from continuing operations available to common shareholders for purposes of calculating earnings per share.  Earnings per common share - basic for each period is calculated by dividing income from continuing operations available to common shareholders by the weighted average common shares outstanding for that period.  During loss periods, no amounts are allocated to participating securities, as the Company’s holders of unvested Restricted Stock have no contractual obligation to fund the Company’s losses.  Earnings per common share - diluted for each particular period is calculated using the more dilutive of the treasury stock or the two-class method.  The Company has determined the two-class method to be the more dilutive method for all periods presented.  As a result, earnings per common share - diluted is calculated by dividing income from continuing operations available to common shareholders by the weighted-average number of common shares outstanding, as adjusted for the potential dilutive effect of non-participating share-based awards (stock options).

Prior period earnings per share amounts have been restated to conform to the current period presentation, although there was no material impact on the previously reported earnings per common share - basic or diluted.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$7,849	$(16,656)	$14,764	$(9,269)
Income allocated to participating securities	(68)	−	(128)	−
Income (loss) from continuing operations available to common shareholders	$7,781	$(16,656)	$14,636	$(9,269)

Denominator:
Weighted average common shares outstanding	19,961,121	19,631,057	19,912,569	19,587,619
Effect of dilutive securities: stock options	35,060	−	100,873	−
Denominator for diluted earnings per common share	19,996,181	19,631,057	20,013,442	19,587,619

Per common share - basic	$0.39	$(0.85)	$0.73	$(0.47)
Per common share - diluted	$0.39	$(0.85)	$0.73	$(0.47)

The Company’s outstanding stock options as of June 30, 2010 and 2009 were 1,876,363 and 2,004,395, respectively.  Stock options are included in the diluted earnings per share calculation using the two-class method, unless the effect of including stock options would be anti-dilutive.  As of June 30, 2010 and 2009, 1,068,787 and 1,752,416 anti-dilutive stock options, respectively, were excluded from the diluted earnings per share calculation.

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

Note 15.	Subsequent Events

New Equity Investment

On July 9, 2010, the Company invested $10,000 in a joint venture with Genesis Networks Enterprises, LLC (“Genesis”), a leading minority-owned provider of network, IT and supply chain solutions to the communications industry, to form the joint venture, Genesis Networks Telecom Services, LLC (“Genesis-ATC”).  Genesis owns 51% of Genesis-ATC and our subsidiary, ATC Logistics & Electronics, Inc., owns the remaining 49%.  Genesis-ATC will provide value-added distribution services for consumer electronic products such as cable set-top boxes, along with field service support and reverse logistics services to AT&T and other customers.  Genesis-ATC will open a wider range of new business opportunities for both partners.  In certain cases, ATC Logistics & Electronics, Inc. will provide services to Genesis-ATC.

Pending Sale of Company

On July 19, 2010, the Company announced that it had entered into a definitive agreement and plan of merger pursuant to which it will be acquired by GENCO Distribution System, Inc., (GENCO) a privately held third-party provider of logistics services for retailers, manufacturers, and U.S. government agencies, in an all-cash merger valued at $512,600.

The Boards of Directors of the Company and GENCO unanimously approved the agreement, which provides that in the merger each then outstanding share of the Company will be converted into the right to receive $25.00 in cash.  Following the completion of the proposed transaction, the Company will become a wholly owned subsidiary of GENCO and will no longer trade publicly.

Completion of the merger is subject to approval by holders of a majority of the Company’s outstanding common stock, receipt by GENCO of the proceeds of the debt and equity financings described below, expiration of the Hart-Scott-Rodino regulatory waiting period, and the satisfaction of other customary closing conditions.  The transaction is expected to close during the fourth quarter of 2010.

GENCO has advised the Company that it intends to finance the acquisition through the application of proceeds of approximately $125,000 from the sale of GENCO shares to affiliates of Greenbriar Equity Group LLC (Greenbriar) and from borrowings under a new $450,000 line of credit to be extended to GENCO by PNC Bank, National Association (PNC), and Wells Fargo Bank, N.A. (Wells Fargo) and through the application of cash on hand.  GENCO has entered into a definitive stock purchase agreement with affiliates of Greenbriar providing for the equity financing with Greenbriar.  GENCO has also entered into a commitment letter with PNC and Wells Fargo providing for the debt financing.  The commitment of PNC and Wells Fargo is not conditioned upon syndication of the line of credit facility with other financial institutions.

Under the merger agreement, the Company and its advisors are permitted and intend to actively solicit alternative acquisition proposals from third parties until August 17, 2010.

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

Results of Operations for the Three Month Period Ended June 30, 2010 Compared to the Three Month Period Ended June 30, 2009.

During the second quarter of 2010, we sold our engine remanufacturing business located in the United Kingdom.  This business, which was reported as part of “Drivetrain” in segment information previously disclosed, primarily sold engines to certain OEMs located in Europe.  The results of operations of this business have been reflected in the accompanying consolidated financial statements and this management’s discussion and analysis as a discontinued operation.

Income from continuing operations of $7.8 million for the three months ended June 30, 2010 increased from a loss of $16.7 million for the three months ended June 30, 2009.  Income from continuing operations per diluted share was $0.39 for the three months ended June 30, 2010 as compared to a loss from continuing operations of $0.85 for the three months ended June 30, 2009.  Our results for 2010 included exit, disposal, certain severance and other charges of $0.2 million (net of tax).  During 2009, our Drivetrain segment incurred charges of (i) $26.0 million (net of tax) from the impairment of goodwill, and (ii) $1.3 million (net of tax) of exit, disposal, certain severance and other charges.  Excluding these charges, income from continuing operations in 2010 decreased primarily as a result of:

•	lower sales to AT&T primarily related to lower returns volume during 2010 as compared to 2009;

•	the completion of the Honda transmission remanufacturing program during the first quarter of 2010; and

•	scheduled price concessions granted to certain customers, primarily AT&T, in connection with contract renewals;

partially offset by:

•
benefits from our on-going lean and continuous improvement program and other cost reduction initiatives in our Logistics segment, and savings from the consolidation and restructuring activities in our Drivetrain segment; and

•	the realization of certain income tax benefits in 2010.

Net Sales

Net sales decreased $11.1 million, or 9.6%, to $104.4 million for the three months ended June 30, 2010 from $115.5 million for the three months ended June 30, 2009.  This decrease was primarily due to:

•	lower sales to AT&T primarily related to lower returns volume during 2010 as compared to 2009;

•	the completion of the Honda transmission remanufacturing program during the first quarter of 2010; and

•	scheduled price concessions granted to certain customers, primarily AT&T, in connection with contract renewals;

partially offset by increased sales from certain other programs in both segments.

Of our net sales for the three months ended June 30, 2010 and 2009, AT&T accounted for 50.4% and 52.7%, TomTom accounted for 11.9% and 8.9%, Ford accounted for 10.9% and 8.8%, and Honda accounted for 0.3% and 7.2%, respectively.

Gross Profit

Gross profit decreased $7.4 million, or 25.7%, to $21.4 million for the three months ended June 30, 2010 from $28.8 million for the three months ended June 30, 2009.  The decrease was primarily the result of the factors described above under “Net Sales.”  As a percentage of net sales, gross profit decreased to 20.4% for 2010 from 24.9% for 2009.  The comparatively less favorable mix of Logistics revenues, the completion of the Honda transmission remanufacturing program, scheduled price concessions, and costs related to the launch of new engine remanufacturing programs were the primary factors contributing to this decline.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense decreased $2.4 million, or 20.0%, to $9.6 million for the three months ended June 30, 2010 from $12.0 million for the three months ended June 30, 2009.  The net decrease was primarily the result of savings from the consolidation and restructuring of our North American Drivetrain operation, benefits from our on-going lean and continuous improvement program and other cost reduction initiatives in our Logistics segment, and a reduction in cost for incentive compensation programs.  As a percentage of net sales, SG&A expense decreased to 9.2% for the three months ended June 30, 2010 from 10.4% for the three months ended June 30, 2009.

Impairment of Goodwill

During the second quarter of 2009, we received notice of the impending loss of our automatic transmission remanufacturing program with Honda, then a major customer in our Drivetrain segment.  This change in our North American Drivetrain business triggered an interim test for the potential impairment of goodwill related to our Drivetrain business.  As a result, we concluded that the fair value of our North American Drivetrain reporting unit no longer supported the assigned goodwill and recorded a goodwill impairment charge during the second quarter of 2009 of $37.0 million ($26.0 million net of tax).  There were no similar costs recorded during the three months ended June 30, 2010.

Exit, Disposal, Certain Severance and Other Charges

During the three months ended June 30, 2010, we recorded $0.3 million of exit, disposal, certain severance and other charges related to the wind-down of certain activities in our Logistics segment.

During the three months ended June 30, 2009, in connection with the restructuring activities in our Drivetrain segment, we recorded pre-tax charges of $2.1 million ($1.3 million net of tax), consisting of (i) $1.8 million ($1.1 million net of tax) of costs to transfer production from the Springfield facility to the Oklahoma City facility and other facility exit costs (including $0.6 million of costs classified as cost of sales – products), and (ii) $0.3 million ($0.2 million net of tax) of severance and related costs for employees terminated as part of the closure of the Springfield facility.

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

Operating Income (Loss)

Operating income (loss) increased to income of $11.5 million for the three months ended June 30, 2010 from a loss of $21.8 million for the three months ended June 30, 2009.  This increase was primarily due to the $37.0 million goodwill impairment charge recorded in 2009 coupled with the factors described above under “Selling, General and Administrative Expense,” and “Exit, Disposal, Certain Severance and Other Charges,” partially offset by the factors described above under “Net Sales” and “Gross Profit.”

Income Tax Expense (Benefit)

During the three months ended June 30, 2010, our income tax expense of $3.6 million or 31.2% of income from continuing operations before income taxes included a benefit related to the reversal of valuation allowances on certain state net operating losses due to the extended carryback provisions for losses under The American Recovery and Reinvestment Act of 2009.

During the three months ended June 30, 2009, we reported a net income tax benefit of $5.4 million on our pre-tax loss from continuing operations of $22.0 million.  This net tax benefit included a benefit of $11.0 million related to the goodwill impairment charge of $37.0 million recorded during 2009.

Our normalized effective income tax rates (excluding the impact of the described tax benefit in 2010 and the impact of the goodwill impairment charge in 2009) were approximately 37.8% and 37.9% for the three months ended June 30, 2010 and 2009, respectively.

See Note 8 - Income Taxes in the Notes to the Consolidated Financial Statements.

Discontinued Operations

During the second quarter of 2010, we sold our Drivetrain engine remanufacturing business located in the United Kingdom to two senior members of the U.K. management team.  As a result, we recorded a loss of $5.5 million related to the sale of this business, which included no income tax benefits due to the legal structure of the sale transaction.  The results of this business have been reclassified to discontinued operations for all historical periods presented.

See Note 12 - Discontinued Operations, in the Notes to the Consolidated Financial Statements for a further discussion of these charges.

Reportable Segments

Logistics Segment

The following table presents net sales, exit, disposal, certain severance and other charges, and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2010		2009
Net sales	$77.6	100.0%		$84.9	100.0%
Exit, disposal, certain severance and other charges	$0.3	−	$	−	−
Segment profit	$11.9	15.3%		$15.7	18.5%

Net Sales.  Net sales decreased $7.3 million, or 8.6%, to $77.6 million for the three months ended June 30, 2010 from $84.9 million for the three months ended June 30, 2009.  This decrease was primarily related to:

•	lower sales to AT&T primarily related to lower returns volumes during 2010 as compared to 2009; and

•	scheduled price concessions granted to certain customers, primarily AT&T, in connection with contract renewals;

partially offset by increased sales from our programs with TomTom.

Of our segment net sales for the three months ended June 30, 2010 and 2009, AT&T accounted for 67.9% and 71.7% and TomTom accounted for 16.0% and 12.0%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended June 30, 2010, we recorded $0.3 million of facility exit and severance costs related to the wind-down of certain activities.  There were no similar costs recorded during the three months ended June 30, 2009.

Segment Profit.  Segment profit decreased $3.8 million, or 24.2%, to $11.9 million (15.3% of segment net sales) for the three months ended June 30, 2010 from $15.7 million (18.5% of segment net sales) for the three months ended June 30, 2009.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by benefits from our lean and continuous improvement program and other cost reduction initiatives.

Drivetrain Segment

The following table presents net sales, impairment of goodwill, exit, disposal, certain severance and other charges, and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Three Months Ended June 30,
	2010			2009
Net sales		$26.8	100.0%	$30.6	100.0%
Impairment of goodwill	$	−	−	$37.0	120.9%
Exit, disposal, certain severance and other charges	$	−	−	$2.1	6.9%
Segment loss		$(0.4)	−	$(37.4)	−

Net Sales.  Net sales decreased $3.8 million, or 12.4%, to $26.8 million for the three months ended June 30, 2010 from $30.6 million for the three months ended June 30, 2009.  The decrease was primarily due to the completion of the Honda transmission remanufacturing program during the first quarter of 2010, partially offset by revenues related to the remanufactured engines program for Chrysler and Subaru, which began in the second half of 2009, and to growth in certain private-label transmission programs.

Of our segment net sales for the three months ended June 30, 2010 and 2009, Ford accounted for 42.4% and 33.3% and Honda accounted for 1.1% and 27.3%, respectively.

Impairment of Goodwill.  During the second quarter of 2009, we recorded a charge of $37.0 million ($26.0 million net of tax) related to the impairment of goodwill in our North American Drivetrain business.  There were no similar costs recorded during the three months ended June 30, 2010.

See above under “Impairment of Goodwill.”

Exit, Disposal, Certain Severance and Other Charges.  During the three months ended June 30, 2009, we recorded $2.1 million of these costs in connection with the restructuring activities in our Drivetrain segment.  There were no similar costs recorded during the three months ended June 30, 2010.

See above under “Exit, Disposal, Certain Severance and Other Charges.”

Segment Loss.  Segment loss decreased $37.0 million, to a loss of $0.4 million for the three months ended June 30, 2010 from a loss of $37.4 million for the three months ended June 30, 2009.  This improvement was primarily the result of the costs described above under “Impairment of Goodwill” and “Exit, Disposal, Certain Severance and Other Charges.”  Excluding these costs, segment profitability in 2010 declined as compared to 2009 primarily as the result of the completion of the Honda transmission remanufacturing program during the first quarter of 2010 and costs related to the launch of new engine remanufacturing programs, partially offset by savings from our consolidation and restructuring activities.

Results of Operations for the Six-Month Period Ended June 30, 2010 Compared to the Six-Month Period Ended June 30, 2009.

Income from continuing operations of $14.8 million for the six months ended June 30, 2010 increased from a loss of $9.3 million for the six months ended June 30, 2009.  Income from continuing operations per diluted share was $0.73 for the six months ended June 30, 2010 as compared to a loss from continuing operations of $0.47 for the six months ended June 30, 2009.  Our results for 2010 included exit, disposal, certain severance and other charges of $0.2 million (net of tax).  During 2009, our Drivetrain segment incurred charges of (i) $26.0 million (net of tax) from the impairment of goodwill, and (ii) $3.3 million (net of tax) of exit, disposal, certain severance and other charges.  Excluding these charges, income from continuing operations in 2010 decreased primarily as a result of:

•	lower sales to Honda related to the wind-down of the transmission remanufacturing program, which was completed during the first quarter of 2010;

•	lower sales to AT&T primarily related to lower returns volumes during 2010 as compared to 2009; and

•	scheduled price concessions granted to certain customers, primarily AT&T, in connection with previous contract renewals;

partially offset by:

•
benefits from our on-going lean and continuous improvement program and other cost reduction initiatives in our Logistics segment, and savings from the consolidation and restructuring activities in our Drivetrain segment; and

•	the realization of certain income tax benefits in 2010.

Net Sales

Net sales decreased $20.7 million, or 9.2%, to $205.4 million for the six months ended June 30, 2010 from $226.1 million for the six months ended June 30, 2009.  This decrease was primarily due to:

•	lower sales to Honda related to the wind-down of the transmission remanufacturing program, which was completed during the first quarter of 2010;

•	lower sales to AT&T primarily related to lower returns volume during 2010 as compared to 2009; and

•	scheduled price concessions granted to certain customers, primarily AT&T, in connection with contract renewals;

partially offset by increased sales from certain new programs in both segments.

Of our net sales for the six months ended June 30, 2010 and 2009, AT&T accounted for 50.5% and 52.3%, Ford accounted for 10.4% and 9.3%, Honda accounted for 1.4% and 8.7%, and TomTom accounted for 9.3% and 7.8%, respectively.

Gross Profit

Gross profit decreased $13.8 million, or 24.8%, to $41.9 million for the six months ended June 30, 2010 from $55.7 million for the six months ended June 30, 2009.  The decrease was primarily the result of the factors described above under “Net Sales.”  As a percentage of net sales, gross profit decreased to 20.4% for 2010 from 24.6% for 2009.  The wind-down of the Honda transmission remanufacturing program, a comparatively less favorable mix of Logistics revenues, scheduled price concessions, and costs related to the launch of new engine remanufacturing programs were the primary factors contributing to this decline.

Selling, General and Administrative Expense

SG&A expense decreased $4.8 million, or 19.8%, to $19.5 million for the six months ended June 30, 2010 from $24.3 million for the six months ended June 30, 2009.  The net decrease was primarily the result of savings from the consolidation and restructuring of our North American Drivetrain operation, benefits from our on-going lean and continuous improvement program and other cost reduction initiatives in our Logistics segment, and a reduction in cost for incentive compensation programs.  As a percentage of net sales, SG&A expense decreased to 9.5% for the six months ended June 30, 2010 from 10.7% for the six months ended June 30, 2009.

Impairment of Goodwill

During the second quarter of 2009, we recorded a charge of $37.0 million ($26.0 million net of tax) related to the impairment of goodwill in our North American Drivetrain business.  There were no similar costs recorded during the six months ended June 30, 2010.

Exit, Disposal, Certain Severance and Other Charges

During the six months ended June 30, 2010, we recorded $0.3 million of exit, disposal, certain severance and other charges related to the wind-down of certain activities in our Logistics segment.

During the six months ended June 30, 2009, in connection with the restructuring activities in our Drivetrain segment, we recorded pre-tax charges of $5.3 million ($3.3 million net of tax), consisting of (i) $3.9 million ($2.4 million net of tax) of costs to transfer production from the Springfield facility to the Oklahoma City facility and other facility exit costs (including $0.9 million of costs classified as cost of sales – products), and (ii) $1.4 million ($0.9 million net of tax) of severance and related costs for employees terminated as part of the closure of the Springfield facility.

Operating Income (Loss)

Operating income (loss) increased to income of $22.0 million for the six months ended June 30, 2010 from a loss of $10.0 million for the six months ended June 30, 2009.  This increase was primarily due to the $37.0 million goodwill impairment charge recorded in 2009 coupled with the factors described above under “Exit, Disposal, Certain Severance and Other Charges,” and “Selling, General and Administrative Expense,” partially offset by the factors described above under “Net Sales” and “Gross Profit.”

Income Tax Expense (Benefit)

During the six months ended June 30, 2010, our income tax expense was $6.9 million or 31.8% of income from continuing operations before income taxes.  Our income tax expense for 2010 included tax benefits (i) from the reversal of valuation allowances on certain state net operating losses due to the extended carryback provisions for losses under The American Recovery and Reinvestment Act of 2009 and (ii) associated with the resolution of previously uncertain tax positions.

During the six months ended June 30, 2009, we reported a net income tax benefit of $1.1 million on our pre-tax loss from continuing operations of $10.4 million.  This net tax benefit included a benefit of $11.0 million related to the goodwill impairment charge of $37.0 million recorded during 2009.

Our normalized effective income tax rates (excluding the impact of the described tax benefits in 2010 and the impact of the goodwill impairment charge in 2009), were approximately 37.8% and 37.3% for the six months ended June 30, 2010 and 2009, respectively.

See Note 8 - Income Taxes in the Notes to the Consolidated Financial Statements.

Discontinued Operations

During the second quarter of 2010, we sold our Drivetrain engine remanufacturing business located in the United Kingdom to two senior members of the U.K. management team.  As a result, we recorded a loss of $5.5 million related to the sale of this business, which included no income tax benefits due to the legal structure of the sale transaction.  The results of this business have been reclassified to discontinued operations for all historical periods presented.

See Note 12 - Discontinued Operations, in the Notes to the Consolidated Financial Statements for a further discussion of these charges.

Reportable Segments

Logistics Segment

The following table presents net sales, exit, disposal, certain severance and other charges, and segment profit expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2010		2009
Net sales	$152.7	100.0%		$162.2	100.0%
Exit, disposal, certain severance and other charges	$0.3	0.2%	$	−	−
Segment profit	$22.6	14.8%		$29.2	18.0%

Net Sales.  Net sales decreased $9.5 million, or 5.9%, to $152.7 million for the six months ended June 30, 2010 from $162.2 million for the six months ended June 30, 2009.  This decrease was primarily related to:

•	lower sales to AT&T primarily related to lower returns volumes during 2010 as compared to 2009; and

•	scheduled price concessions granted to certain customers, primarily AT&T, in connection with contract renewals;

partially offset by:

•	increased sales from new programs primarily with a leading handset manufacturer that is expected to exceed 10% of our net sales for full year 2010; and

•	increased sales from our programs with TomTom.

Of our segment net sales for the six months ended June 30, 2010 and 2009, AT&T accounted for 67.9% and 72.9% and TomTom accounted for 12.6% and 10.9%, respectively.

Exit, Disposal, Certain Severance and Other Charges.  During the six months ended June 30, 2010, we recorded $0.3 million of facility exit and severance costs related to the wind-down of certain activities.  There were no similar costs recorded during the six months ended June 30, 2009.

Segment Profit.  Segment profit decreased $6.6 million, or 22.6%, to $22.6 million (14.8% of segment net sales) for the six months ended June 30, 2010 from $29.2 million (18.0% of segment net sales) for the six months ended June 30, 2009.  The decrease was primarily the result of the factors described above under “Net Sales,” partially offset by benefits from our lean and continuous improvement program and other cost reduction initiatives.

Drivetrain Segment

The following table presents net sales, impairment of goodwill, exit, disposal, certain severance and other charges, and segment loss expressed in millions of dollars and as a percentage of net sales:

	For the Six Months Ended June 30,
	2010			2009
Net sales		$52.7	100.0%	$63.9	100.0%
Impairment of goodwill	$	−	−	$37.0	57.9%
Exit, disposal, certain severance and other charges	$	−	−	$5.3	8.3%
Segment loss		$(0.6)	−	$(39.1)	−

Net Sales.  Net sales decreased $11.2 million, or 17.5%, to $52.7 million for the six months ended June 30, 2010 from $63.9 million for the six months ended June 30, 2009.  The decrease was primarily due to lower sales to Honda related to the wind-down of the transmission remanufacturing program, which was completed during the first quarter of 2010, partially offset by revenues related to the remanufactured engines program for Chrysler and Subaru, which began in the second half of 2009, and to growth in certain private-label transmission programs.

Of our segment net sales for the six months ended June 30, 2010 and 2009, Ford accounted for 40.5% and 32.8% and Honda accounted for 5.4% and 30.9%, respectively.

Impairment of Goodwill.  During the second quarter of 2009, we recorded a charge of $37.0 million ($26.0 million net of tax) related to the impairment of goodwill in our North American Drivetrain business.  There were no similar costs recorded during the six months ended June 30, 2010.

Exit, Disposal, Certain Severance and Other Charges.  During the six months ended June 30, 2009, we recorded $5.3 million of these costs in connection with the restructuring activities in our Drivetrain segment.  There were no similar costs recorded during the six months ended June 30, 2010.

See above under “Exit, Disposal, Certain Severance and Other Charges.”

Segment Loss.  Segment loss decreased $38.5 million, to a loss of $0.6 million for the six months ended June 30, 2010 from a loss of $39.1 million for the six months ended June 30, 2009.  This improvement was primarily the result of the costs described above under “Impairment of Goodwill” and “Exit, Disposal, Certain Severance and Other Charges.”  Excluding these costs, segment profitability in 2010 declined as compared to 2009 primarily as the result of the lower sales related to the wind-down of the Honda transmission remanufacturing program and costs related to the launch of new engine remanufacturing programs, partially offset by savings from our consolidation and restructuring activities.

Liquidity and Capital Resources

We had total cash and cash equivalents on hand of $94.8 million at June 30, 2010.  Net cash provided by operating activities was $21.9 million for the six-month period then ended.  During the period, we used $2.0 million of cash from our working capital accounts, which included:

•
$16.6 million for accounts payable and accrued expenses and other, primarily due to (i) a reduction in amount of purchases and corresponding lower inventories associated with the reduction in our revenues, (ii) payments of $3.7 million related to distributions from our nonqualified deferred compensation program, and (iii) payments of $3.2 million related to our 2009 incentive compensation programs;

partially offset by:

•	$7.4 million from accounts receivable primarily as the result of the reduction in our revenues;

•	$6.2 million of cash provided by inventories primarily related to the end of our transmission remanufacturing program with Honda and a reduction of inventory for certain Logistics customers; and

•	$1.0 million for prepaid and other assets.

Net cash used in investing activities from continuing operations was $1.9 million for the period, consisting of $5.3 million of capital spending primarily related to machinery and equipment for new business initiatives and capacity maintenance efforts, partially offset by $3.4 million of net proceeds from available-for-sale securities for our nonqualified deferred compensation plan.  Net cash provided by financing activities of $0.7 million was primarily related to cash proceeds of $0.8 million and tax benefits of $0.3 million from the exercise of stock options, partially offset by $0.4 million for treasury stock repurchases of our common stock.

For 2010, we estimate $11-$13 million for capital expenditures, consisting of approximately $5-$6 million in support of new business and capacity expansion initiatives in both our Logistics and Drivetrain segments and approximately $6-$7 million in support of maintenance and cost reduction initiatives.

Our credit agreement provides for a $150.0 million revolving credit facility available through March 2011.  This agreement also provides for the ability to increase the facility size by up to $75.0 million in the aggregate, subject to certain conditions (including the receipt from one or more lenders of the additional commitments that may be requested) and achievement of certain financial ratios.  Amounts advanced under the credit facility are guaranteed by all of our subsidiaries and secured by substantially all of our assets and the assets of our subsidiaries.

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

We were in compliance with all the credit facility’s covenants as of June 30, 2010.

As of June 30, 2010, our liquidity included (i) borrowing capacity under the credit facility of $148.4 million, net of $1.6 million for outstanding letters of credit, and (ii) $94.8 million of cash on hand.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments.  We do not hold or issue derivative financial instruments for trading purposes.  We have used derivative financial instruments to manage our exposure to fluctuations in interest rates.  Neither the aggregate value of these derivative financial instruments nor the market risk posed by them has been material to our business.  As of June 30, 2010, we were not using any derivative financial instruments.

Interest Rate Exposure.  Based on our overall interest rate exposure during the six months ended June 30, 2010 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows.  As of June 30, 2010, we had no amounts outstanding under our credit facility and therefore no interest rate exposure.

Foreign Exchange Exposure.  Our revenue, expense and capital purchasing activities are primarily transacted in U.S. dollars.  We had one foreign operation that exposed us to translation risk when the local currency financial statements were translated to U.S. dollars, however, this business was sold and discontinued during the three months ended June 30, 2010.

Item 4.  Controls and Procedures

Our management, including Chief Executive Officer Todd R. Peters, and Chief Financial Officer John M. Pinkerton, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms."  Based on the evaluation of our disclosure controls and procedures, management determined that such controls and procedures were effective as of June 30, 2010, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after June 30, 2010, the date of the conclusion of the evaluation of disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ATC TECHNOLOGY CORPORATION

Part II.    Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, certain employees delivered to us 18,804 shares of our outstanding common stock in payment of $347,010 of minimum withholding tax obligations arising from the vesting of restricted stock previously awarded under our stock incentive plans.  Per the stock incentive plans, the shares delivered to us were valued at $18.45 per share, the average closing price of our common stock on the vesting dates of the restricted stock.

Following is a summary of treasury stock acquisitions made during the three-month period ended June 30, 2010:

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(1)
April 1-30, 2010	–	$ −	–	–
May 1-31, 2010	–	$ −	–	–
June 1-30, 2010	18,804	$ 18.45	18,804	–
______________________
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

ATC TECHNOLOGY CORPORATION

Date: July 27, 2010	/s/ John M. Pinkerton
John M. Pinkerton, Vice President and Chief Financial Officer

•	John M. Pinkerton is signing in the dual capacities as i) the principal financial officer, and ii) a duly authorized officer of the company.